Form 10-Q
period 1995-08-31
VASOMEDICAL INC
filed 1995-10-16
CIK 839087

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                               FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                               VASOMEDICAL, INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                   Delaware                      11-2871434
-------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

         150 Motor Parkway, Suite 408, Hauppauge, New York 11788
----------------------------------------------------------------------------- --
                  (Address of Principal Executive Offices)

Issuer's Telephone Number                          (516) 348-0500
                                                   --------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 13, 1995                 38,948,528
                                                     ----------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]


     Transitional Small Business Disclosure Format     Yes [ ]    No [X]

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)



                                      INDEX

  PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                   Page

          Consolidated Condensed Balance Sheets as of
               August 31, 1995 and May 31, 1995 (Unaudited)           3

          Consolidated  Condensed  Statements of Operations fo
               the Three Months Ended  August 31,  1995 and
               1994 and for the period from July 22, 1987
               (inception) to August 31, 1995 (Unaudited)             4

          Consolidated  Condensed  Statement of Changes in
               Stockholders'  Equity for the Three Months
               Ended August 31, 1995 and for the period from
               July 22, 1987 (inception) to May 31, 1995 (Unaudited)  5

          Consolidated  Condensed  Statements of Cash Flows for
               the Three Months Ended  August 31,  1995 and 1994
               and for the period  from July 22, 1987 (inception)
               to August 31, 1995 (Unaudited)                         7


          Notes to Consolidated Condensed Financial Statements        9

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    11

PART II - OTHER INFORMATION                                          12

                      Vasomedical, Inc. and Subsidiaries
                       (a development stage enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (unaudited)
                                               August 31,   May 31,
         ASSETS                                  1995        1995
         ------                               ----------   --------

CURRENT ASSETS
     Cash and cash equivalents               $3,400,937   $  491,609
     Investments in marketable securities       637,822      628,152
     Inventory                                  255,481
     Other current assets                        65,497      120,456
                                             ----------    ---------
         Total current assets                 4,359,737    1,240,217

PROPERTY AND EQUIPMENT, net                      69,965       77,075
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net        1,371,777    1,426,065
DEFERRED LOAN COSTS, net                        842,444
OTHER ASSETS                                      9,781        9,781
                                             ----------   ----------
                                             $6,653,704   $2,753,138
                                             ----------   ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses   $  339,275   $  404,051
     Accrued interest                            46,667       89,096
                                             ----------   ----------
         Total current liabilities              385,942      493,147

LONG-TERM DEBT                                4,000,000

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value;
       1,000,000 shares authorized; none
       issued and outstanding                      -            -
     Common stock,  $.001 par value;
       85,000,000 shares authorized;
        38,948,528 shares and 37,899,432
        shares at August 31, 1995 and
        May 31, 1995, respectively,
        issued and outstanding                   38,948       37,899
     Additional paid-in capital              21,912,625   21,134,578
     Deferred compensation                     (297,173)    (339,626)
     Unrealized loss on investments              (7,717)      (7,370)
     Deficit accumulated in the development
       stage                                (19,378,921) (18,565,490)
                                             ----------   ----------
                                              2,267,762    2,259,991
                                             ----------   ----------
                                             $6,653,704   $2,753,138
                                             ----------   ----------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                  Cumulative
                                           Three months         July 22, 1987
                                          ended August 31,      (inception) to
                                          1995       1994       August 31, 1995
                                          ----       ----       ---------------

Revenues                               $   -       $   -        $  2,349,502

Costs and expenses
 Selling, general and administrative    597,959      448,560      17,399,642
 Research and development                93,209      120,000       3,555,516
 Depreciation and amortization          115,609       11,411       1,041,759
 Provision for uncollectable note                                    318,000
 Royalty fees                                                        196,963
 Manufacturing expenses                                              614,479
 Registration costs                                                   89,797
 Minority interest in net losses
   of subsidiaries                                                (1,110,221)
 Net gain on sale or disposition
   of subsidiaries stock                                            (119,701)
 Interest and financing costs            48,054          327         291,338
 Interest and other income - net        (41,400)     (20,189)       (549,149)
                                      ---------    ---------    ------------
                                        813,431      560,109      21,728,423
                                      ---------    ---------    ------------
 NET LOSS                             $(813,431)   $(560,109)   $(19,378,921)
                                      ---------    ---------    ------------

Net loss per common share                 $(.02)       $(.02)
                                      ---------    ---------

Weighted average common shares
 outstanding                          38,598,829  25,722,765
                                      ----------  ----------


The accompanying notes are an integral part of these condensed statements.


                                       Vasomedical, Inc. and Subsidiaries
                                       (a development stage enterprise)

         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                              Deficit
                                                                                        Unreal-    Stock      accumulated   Total
                                                                  Additional  Deferred  ized loss  sub-       in the        stock-
                             Preferred Stock     Common stock     paid-in     compen-   on in-     criptions  development   holders'
                             Shares   Amount    Shares  Amount    capital     sation    vestments  receivable stage         equity
                             ------   ------    ------  ------    -------     ------    ---------- ---------- -----------   -------
Balance at July 22, 1987
  (inception)                  -      $   -        -     $  -     $  -        $ -       $   -       $   -      $   -       $   -
Issuance of common stock                       7,330,355   7,330    296,215                                                 303,545
Common stock issued for
   services                                      169,645     170      4,919                                                   5,089
                                                                                                               (233,465)   (233,465)
                            --------  ------- ---------- -------- --------- --------- ---------   ---------   ---------   ---------
Balance at May 31, 1988                        7,500,000   7,500    301,134                                    (233,465)     75,169
Issuance of common stock                       2,500,000   2,500  2,054,246                                               2,056,746
Common stock issued for
   services                                      137,500     138     39,862                                                  40,000
Net loss                                                                                                       (538,919)   (538,919)
                            -------- -------- ---------- --------- --------- --------- ---------  ---------   ---------   ---------
Balance at May 31, 1989                       10,137,500   10,138  2,395,242                                   (772,384)  1,632,996
Net loss                                                                                                       (797,720)   (797,720)
                            -------- -------- ---------- --------- --------- --------- ---------  ---------   ---------   ---------
Balance at May 31, 1990                       10,137,500   10,138  2,395,242                                 (1,570,104)    835,276

Common stock issued to
   consultants for
   services                                      462,750      462   114,588                                                 115,050

Additional paid-in capital
   arising from investment
   in subsidiary by minority
   interest                                                         315,241                                                 315,241

Net loss                                                                                                       (666,259)   (666,259)

                            -------- -------- ---------- --------- --------- --------- ---------  ---------    ---------   ---------

Balance at May 31, 1991                       10,600,250   10,600 2,825,071                                  (2,236,363)    599,308

Common stock issued for
  services to officers/
  employees and
  consultants                                  1,632,253    1,632 1,785,794                                               1,787,426

Issuance of common stock
   for cash                                    1,317,500    1,318 2,521,893
                                                                                                                          2,523,211
Common stock issued under
  option agreements                              225,000      225    53,910                                                  54,135

Common stock dividend                            901,553      902      (902)                                                    -
Issuance of subsidiary
  stock to minority
  interests pursuant to
  anti-dilution provisions                                          304,400                                                 304,400
Net loss                                                                                                      (4,043,755)(4,043,755)
                            -------- -------- ---------- --------- --------- --------- ---------  ---------    ---------  ---------
Balance at May 31, 1992                       14,676,556   14,677 7,490,166                                   (6,280,118) 1,224,725

Common stock issued for
  services to officers/
  employees and consultants                      227,500      227   252,818                                                 253,045

Issuance of common stock
   for cash                                    8,217,876    8,218 8,216,782                       (1,712,500)             6,512,500

Common stock issued to
  officers under stock
  bonus arrangement                            1,900,000    1,900 1,696,225  (1,698,125)                                       -

Amortization of
  deferred compensation                                                         339,625                                     339,625

Warrants issued to lenders
  and consultants                                                  210,000                                                  210,000

Net loss                                                                                                      (4,356,925)(4,356,925)
                            -------- -------- ---------- --------- --------- --------- ---------  ---------    ---------  ---------
Balance at May 31, 1993                      25,021,932   25,022 17,865,991 (1,358,500)          (1,712,500) (10,637,043) 4,182,970
                            -------- -------- ---------- --------- --------- --------- ---------  ---------    ---------  ---------


                                               Vasomedical,  Inc. and Subsidiaries
                                                 (a development stage enterprise)
                             CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                                              Deficit
                                                                                        Unreal-    Stock      accumulated   Total
                                                                  Additional  Deferred  ized loss  sub-       in the        stock-
                             Preferred Stock     Common stock     paid-in     compen-   on in-     criptions  development   holders'
                             Shares   Amount    Shares  Amount    capital     sation    vestments  receivable stage         equity
                             ------   ------    ------  ------    -------     ------    ---------- ---------- -----------   -------

Balance at May 31, 1993        -      $ -    25,021,932  25,022  17,865,991  (1,358,500)           (1,712,500)(10,637,043)4,182,970
Rescission of common stock
  underlying stock
  subscriptions receivable                   (1,712,500) (1,713) (1,710,787)                        1,712,500                 -
Issuance of common stock
   for cash                                   2,500,000   2,500     947,500                                                 950,000
Common stock
 issued for services to
  officers and consultants                      555,000     555     416,539                                                 417,094
Issuance of common stock of
  subsidiary for services                                           120,667                                                 120,667
Contribution of common stock
  of subsidiaries by officers                                       135,329                                                 135,329
Contribution of common stock
  by officer and consultant                    (300,000)   (300)        300                                                    -
Warrants issued to officers/
  employees and consultants                                         193,500                                                 193,500
Amortization of deferred
  compensation                                                                 339,624                                      339,624
Net loss                                                                                                      (4,811,153)(4,811,153)
                            -------- -------- ---------- --------- --------- --------- ---------  ---------    ---------  ---------
Balance at May 31, 1994                       26,064,432  26,064 17,969,039 (1,018,876)      -         -      (15,448,196)1,528,031
Unvested common stock
  forfeited under stock
  bonus arrangement                             (570,000)   (570)  (508,868)   509,438                                        -
Issuance of common stock
  for cash                                     6,000,000   6,000  1,481,625                                               1,487,625
Issuance of preferred
  stock for cash             500,000   5,000                        382,625                                                 387,625
Conversion of preferred
  stock                     (500,000) (5,000)  1,000,000   1,000      4,000                                                    -
Issuance of common stock
  to acquire subsidiary                        5,000,000   5,000  1,460,000                                               1,465,000
Common stock issued for
  services to consultants                        405,000     405    273,657                                                 274,062
Warrants issued to directors
  and consultants                                                    72,500                                                  72,500
Amortization of deferred
  compensation                                                                 169,812                                      169,812
Unrealized loss on investments                                                           (7,370)                             (7,370)
Net loss                                                                                                      (3,117,294)(3,117,294)
                           -------- -------- ---------- --------- ---------  --------- ---------  ---------    ---------  ---------
Balance at May 31, 1995       -        -     37,899,432   37,899 21,134,578   (339,626)  (7,370)       -     (18,565,490) 2,259,991
Common stock issued to
  consultant in
  connection with
  debt financing                                600,000      600    599,400                                                 600,000
Common stock issued in
  lieu of cash interest                          89,096       89     89,007                                                  89,096
Exercise of warrants                            360,000      360     89,640                                                  90,000
Amortization of deferred
  compensation                                                                  42,453                                       42,453
Unrealized loss on
  investments                                                                              (347)                              (347)
Net loss                                                                                                        (813,431) (813,431)
                           -------- -------- ---------- --------- ---------  --------- ---------  ---------    ---------  ---------
Balance at
  August 31, 1995             -        -     38,948,528  $38,948 $21,912,625  $(297,173) $(7,717)  $ -       $(19,378,921)$2,267,762
                           -------- -------- ---------- -------- -----------  --------- ---------  ---------  -----------  ---------

The accompanying notes are an integral part of this condensed statement

                             Vasomedical, Inc. and Subsidiaries
                              (a development stage enterprise)

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                                  Cumulative
                                                                                  July 22, 1987
                                           Three months ended August 31,          (inception) to
                                                1995        1994                  August 31,1995
                                                ----        ----                  ---------------


Cash flows from operating activities
  Net loss                                 $  (813,431)   $ (560,109)             $(19,378,921)
                                           -----------    ----------              ------------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
      Depreciation and amortization            115,609        11,411                 1,041,759
      Reserve for uncollectable note                                                   318,000
      Unrealized loss on investments                                                    42,650
      Amortization of deferred compensation     42,453        42,453                   891,514
      Amortization of deferred revenue                                                (101,840)
      Minority interest in net losses of
         subsidiaries                                                               (1,110,221)
      Common stock issued for services
        Officers/employees                                                           1,291,133
        Consultants                                                                  1,326,746
      Warrants issued to officers/employees,
        lenders and consultants                               35,000                   451,000
      Acquired research and development costs                                          547,657
      Reduction in carrying value of patents                                           159,775
      Common stock of a subsidiary
        issued for no additional consideration                                         304,400
       Net gain on sale/disposition
           of subsidiary stock                                                        (119,701)
       Officers' loans forgiven as compensation                                        133,500
       Net loss on sale of equipment                                                     4,300
      Changes in assets and liabilities, net
           of assets acquired or disposed
        Increase in accounts receivable                                               (717,210)
        Increase in inventory                 (255,481)                               (523,249)
        Decrease (increase) in other
           current assets                       54,959        6,764                   (373,395)
        Increase in other assets                                                       (25,348)
        Increase (decrease) in accounts
           payable and
           accrued expenses                    (18,109)      17,507                    967,969
        Increase in amount
           due to minority
           shareholder of subsidiary                                                   191,392
        Increase in deferred revenue                                                   350,000
                                              ----------  ----------                ----------
                                               (60,569)     113,135                  5,050,831
                                              ----------  ----------                ----------
     Net cash used in operating activities    (874,000)    (446,974)               (14,328,090)
                                              ----------  ----------                ----------

The accompanying notes are an integral part of these condensed statements.

                             Vasomedical, Inc. and Subsidiaries
                             (a development stage enterprise)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                        (unaudited)

                                                                                  Cumulative
                                                                                 July 22, 1987
                                               Three months ended August 31,     inception) to
                                                   1995        1994              August 31,1995
                                                   ----        ----              ----------------

Cash flows from investing activities
  Purchase of investments                       (10,017)     (10,842)              (985,842)
  Proceeds from sale of investments                                                 297,653

  Proceeds from the sale of subsidiary stock                                        900,000
  Acquisition/disposition of subsidiaries,
     net of cash                                                                 (1,003,483)
  Purchase of property and equipment             (4,655)                           (524,900)
  Net proceeds from the sale of equipment                                             8,500
  Loans to officers                                                                (174,500)
  Repayment of officer loans                                                         41,000
  Purchase of intangibles                                                          (725,000)
  Purchase of patent                                                               (159,775)
                                              -----------  -----------          -----------
      Net cash used
           in investing activities              (14,672)       (10,842)          (2,326,347)
                                               -----------  -----------           ----------
Cash flows from financing activities
  Proceeds from sale of common stock                                             14,330,360
  Proceeds from the sale of preferred stock                                         387,625
  Proceeds from exercise of stock options                                            54,135
  Proceeds from exercise of warrants             90,000                              90,000
  Contribution from minority shareholder                                            525,000
  Expenses of stock offerings                                                      (496,908)
  Proceeds from notes                         3,708,000                           5,595,500
  Repayments of loans                                                            (1,595,000)
  Increase in stock subscriptions payable                                            85,000
  Increase in minority interest                                                  (1,079,662)
                                             -----------  -----------            ----------
      Net cash provided by financing
         activities                           3,798,000        -                 20,055,374
                                             -----------  -----------            ----------
      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS             2,909,328     (457,816)             3,400,937

Cash and cash equivalents - beginning of
      year                                      491,609      762,875
                                             -----------  -----------            ----------
Cash and cash equivalents
      end of year                            $3,400,937     $305,059             $3,400,937
                                             -----------  -----------            ----------

The accompanying notes are an integral part of these condensed statements.


                            Vasomedical, Inc. and Subsidiaries
                             (a development stage enterprise)

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      August 31, 1995
                                        (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 1995 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended August 31, 1995 and 1994 and changes in stockholders' equity and cash flows for the three-month period ended August 31, 1995 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of August 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1995. Results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results expected for the full year.


NOTE B - LONG-TERM DEBT

     On July 7, 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the Notes ), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995. The conversion price was equivalent to the quoted market price of the Company's common stock when the transaction was negotiated.

     Pursuant to the terms of the Note agreement: (i) the Noteholders may request, at their option during the period June 1 through June 15, 1998, redemption of the Notes at 104% of principal payable July 7, 1998, (ii) the Company reserves the right to repay the Notes after January 7, 1996, at 110% of principal, provided that the average daily closing price of the shares of the Company is at least 200% of the conversion price for thirty (30) consecutive trading days prior to conversion, (iii) the Company reserves the right to convert all the Notes after January 7, 1996, provided that the average daily closing price of the shares of the Company is at least 200% of the conversion price for thirty (30) consecutive trading days prior to conversion, (iv) the
Note is collateralized by substantially all the existing assets of the Company, and (v) interest is payable semi-annually commencing July 7, 1996. Also, in connection with the sale of the Notes, the Company issued 600,000 shares of its common stock to the broker/finder for services rendered.


NOTE C - STOCKHOLDERS' EQUITY

    In the first quarter of fiscal 1996, the Company issued 600,000 shares of its common stock to a broker/finder in connection with its July 1995 Convertible Debenture financing. These shares were valued at $600,000 and are included as deferred loan costs amortizable over a three-year period. Such value was equivalent to the quoted market price of the Company's common stock.

     In July 1995, the Company issued 89,096 shares of its common stock in lieu of $89,096 of interest previously accrued under a 1992 note at the option of the lender.

     In August 1995, warrants to purchase 360,000 shares of common stock were exercised, aggregating $90,000.

                        Vasomedical, Inc. and Subsidiaries
                         (a development stage enterprise)

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 August 31, 1995
                                   (unaudited)


NOTE D - COMMITMENTS AND CONTINGENCIES

  Employment Agreements

     In September 1995, the Board of Directors approved a three-year extension of the employment agreements with the Company's President and its Vice President, Marketing and Clinical Affairs.

     Approximate aggregate minimum annual compensation obligations under active employment agreements at August 31, 1995, after giving effect to the above extensions, are summarized as follows:


               Year ended August 31,        Amount
               ---------------------        ------
                     1996                 $  651,000
                     1997                    580,000
                     1998                    368,000
                     1999                     58,000
                                          ----------
                                          $1,657,000
                                          ==========

  SEC Investigation

     The Company has been served with a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company is cooperating fully with such investigation. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of any unfavorable outcome or the existence or amount of any potential loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 31, 1995 and 1994

     The Company generated no revenues during the first quarter of fiscal 1996 or fiscal 1995. The Company incurred net losses of $813,000 and $560,000 for the years three months ended August 31, 1995 and 1994, respectively.

     The Company has successfully negotiated the lease or sale of some EECP (Enhanced External Counterpulsation) Units. Although there can be no assurances that EECP will be successfully commercialized, the Company has begun to generate limited revenues revenues in the second quarter fiscal 1996.

     VMI generated no revenues for the fiscal quarters ended August 31, 1995 and 1994. Products developed utilizing the VMI compound would require FDA approval before they can be marketed in the U.S. On September 1, 1994, VMI entered into an agreement with AECOM pursuant to which VMI is to receive 20% of all monetary payments, as defined, if any, received by AECOM in exchange for VMI's assignment of its patent rights and know-how.

     Potential investors should be aware of the difficulties and delays normally encountered by a company in the development stage, especially in view of the regulated environment in which the Company operates and the paradigm shift in the treatment of ischemic heart disease that EECP represents.

     Selling, general and administrative (SGA) expenses for the three months ended August 31, 1995 and 1994 were approximately $598,000 and $449,000, respectively. The $149,000 increase in SGA expenses primarily resulted from a $94,000 increase in payroll related to the addition of management and operating personnel, particularly those formerly employed by Vasogenics and an increase of $78,000 in marketing and related costs associated with the commercial introduction of EECP . Such increases have been offset by a reduction in consulting fees.

     The increase in depreciation and amortization expense of $104,000 for the quarter ended August 31, 1995 was directly related to the amortization of goodwill relating to the Vasogenics acquisition in January 1995 and the amortization of deferred loan costs in connection with the July 1995 debt financing.

     Research and development (R&D) expenses decreased $27,000 for the quarter ended August 31, 1995. The decrease is a result of the timing of commitments and expenses relating to the Company's multi-center clinical study for EECP . Such commitments and expenses are expected to continued due in subsequent fiscal 1996 quarters.


Liquidity and Capital Resources

     Working  capital at August 31, 1995  increased  $3,227,000 to $3,974,000 as compared to $747,000 at May 31, 1995 due to the $4,000,000 7% Convertible Debenture financing secured in July 1995, offset by continuing operating losses. During the three months ended August 31, 1995 and 1994 and from inception to August 31, 1995, the Company has used cash in its operating activities of $874,000, $447,000 and $14,328,000, respectively, principally due to operating losses in each respective period. Historically, the Company's principal source of funds from financing activities has been from the sale of equity or debt securities in public and private markets. Such proceeds have enabled the Company to continue its operations despite its use of cash for operating activities. From inception to August 31, 1995, the Company has raised $14,275,000 and $5,500,000 from the sale of equity and debt securities, respectively. As indicated in the accompanying consolidated condensed statements of cash flows, cash flows used in investing activities were $15,000 and $11,000 for the quarters ended August 31, 1995 and 1994, respectively, and $2,326,000 for the period since inception to August 31, 1995. The Company's investing activities to date have consisted primarily of purchases of: (a) subsidiaries, (b) intangibles, (c) property and equipment, offset by the proceeds from the sale of subsidiary stock and (d) net investments in mutual funds.

     On July 7, 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the Notes ), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995. The Company intends to use the net cash proceeds of $3,700,000 to support the expansion of the sales force for the EECP treatment procedure and new clinical studies designed to confirm additional therapeutic claims, as well as for inventory, capital expenditures and general working capital.

     Management believes that its present working capital position at August 31, 1995, and anticipated revenues from the initiation of its commercial program to lease or sell EECP , will be sufficient to support its internal overhead expenses and to implement its new development and business plans through August 31, 1996.

                                 VASOMEDICAL, INC.
                                 AND SUBSIDIARIES

                            PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     None

ITEM 2 - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5 - OTHER INFORMATION:

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits:
          None

     Reports on Form 8-K:
          The Company filed a Report on Form 8-K dated July 7, 1995.

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VASOMEDICAL, INC.

                         By:  /s/ Anthony Viscusi
                              President and CEO (Principal Executive Officer)

                              /s/ Joseph A. Giacalone
                              Treasurer (Principal Accounting Officer)


Date:  October 13, 1995