Form 10QSB
period 1995-11-30
VASOMEDICAL INC
filed 1996-01-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                                VASOMEDICAL, INC.

       (Exact name of small business issuer as specified in its charter)

         Delaware                                     11-2871434

(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

                    180 Linden Ave., Westbury, New York 11590

                    (Address of Principal Executive Offices)

Issuer's Telephone Number                       (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 12, 1996               39,028,528
                                                   ----------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

         Transitional Small Business Disclosure Format    Yes [  ]   No [X]

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)



                                      INDEX



PART I - FINANCIAL INFORMATION                                  Page
                                                                ----



  Item 1 - Financial Statements:

  Consolidated Condensed Balance Sheets as of
     November 30, 1995 and May 31, 1995 (Unaudited)                3

  Consolidated Condensed  Statements  of Operations for the
     Six and Three Months Ended November 30, 1995 and 1994
     and for the period from July 22, 1987 (inception) to
     November 30, 1995 (Unaudited)                                 4

  Consolidated Condensed  Statement of Changes in  Stockholders'
     Equity for the period from July 22, 1987  (inception)
     to November 30, 1995  (Unaudited)                             5

  Consolidated  Condensed  Statements  of Cash Flows for the Six
     Months  Ended  November 30, 1995 and 1994 and for the
     period from July 22, 1987 (inception)
     to November 30, 1995 (Unaudited)                              7


  Notes to Consolidated Condensed Financial Statements             9

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

PART II - OTHER INFORMATION                                       13



                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                                   November 30,          May 31,
                  ASSETS                                                               1995                1995
                                                                                   ------------          --------


CURRENT ASSETS
          Cash and cash equivalents                                                  $2,575,364         $491,609
          Investments in mutual funds                                                   654,536          628,152
          Accounts receivable                                                            12,000
          Inventory                                                                     224,576
          Other current assets                                                          173,520          120,456
                                                                                     ----------        ---------
                  Total current assets                                                3,639,996        1,240,217

PROPERTY AND EQUIPMENT, net                                                             118,142           77,075
CAPITALIZED COSTS IN EXCESS OF FAIR
          VALUE OF NET ASSETS ACQUIRED, net                                           1,317,489        1,426,065
DEFERRED LOAN COSTS, net                                                                768,111
OTHER ASSETS                                                                             23,588            9,781
                                                                                   ------------      -----------
                                                                                     $5,867,326       $2,753,138
                                                                                   ------------      -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                        $267,056         $404,051
          Accrued interest                                                              116,667           89,096
                                                                                       --------         --------
                  Total current liabilities                                             383,723          493,147

LONG-TERM DEBT                                                                        4,000,000

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000
            shares authorized; none issued and outstanding                               -                 -
          Common stock, $.001 par value; 85,000,000 shares
            authorized; 38,948,528 shares and 37,899,432 shares at
            November 30, 1995 and May 31, 1995, respectively, issued
            and outstanding                                                              38,948           37,899
          Additional paid-in capital                                                 21,912,625       21,134,578
          Deferred compensation                                                        (254,720)        (339,626)
          Unrealized loss on investments                                                 (1,020)          (7,370)
          Accumulated deficit                                                       (20,212,230)     (18,565,490)
                                                                                    ------------     ------------
                                                                                      1,483,603        2,259,991
                                                                                    ------------     ------------
                                                                                     $5,867,326       $2,753,138
                                                                                    ------------     ------------

The accompanying notes are an integral part of these condensed statements.



                                    Vasomedical, Inc. and Subsidiaries
                                     (a development stage enterprise)

                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                                                                           Cumulative
                                                                                                         July 22, 1987
                                              Six months ended                Three months ended        (inception) to
                                                  November 30,                      November 30,          November 30,
                                            1995          1994            1995              1994                  1995
                                            ----          ----            ----              ----                  ----


Revenues                                $344,000    $      -          $344,000            $   -             $2,693,502
                                        --------    ---------         --------            --------          ----------

  Cost and expenses
  Cost of sales                           48,990                        48,990                                 663,469
  Selling, general and
     administrative                    1,502,218       923,358         904,259           474,798            18,303,901
  Research and development               168,452       240,000          75,243           120,000             3,630,759
  Depreciation and amortization          257,253        22,821         141,644            11,410             1,183,403
  Provision for uncollectable note                                                                             318,000
  Royalty fees                                                                                                 196,963
  Registration costs                                                                                            89,797
  Minority interest in net losses
    of subsidiaries                                                                                        (1,110,221)
  Net gain on sale or disposition
    of subsidiaries stock                                                                                    (119,701)
  Interest and financing costs           118,651           409          70,597                82               361,935
  Interest and other income - net       (104,824)      (37,630)        (63,424)          (17,441)            (612,573)
                                        ---------      --------        --------          --------      ---------------

                                       1,990,740     1,148,958       1,177,309           588,849            22,905,732
                                      ----------     ---------       ---------           -------         -------------

  NET LOSS                           $(1,646,740)  $(1,148,958)      $(833,309)        $(588,849)        $(20,212,230)
                                     ------------  ------------      ----------        ----------        -------------

Net loss per common share             $(.04)         $(.04)           $(.02)           $(.02)
                                      ------         ------           ------           ------

Weighted average common
  shares outstanding                  38,773,679    25,808,599      38,948,528        25,894,432
                                      ----------    ----------      ----------        ----------

The accompanying notes are an integral part of these condensed statements.


                                             Vasomedical, Inc. and Subsidiaries
                                               (a development stage enterprise)
                                  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                               Deficit
                                                                                        Unreal-     Stock      accumula-     Total
                                                                                        ized gain   subscrip-  ted in        stock-
                                                                 Addition-    Deferred (loss) on   tions      the develop-   hold-
                                 Preferred Stock  Common Stock    al paid in   compen-  invest-     receiv-    ment          ers'
                                 Shares  Amount   Shares  Amount  capital      sation   ments       able       stage         equity
                                 ------- ------   ------  ------  ----------   -------- ----------  ---------  ------------  ------

Balance at July 22, 1987
   (inception)                      -   $   -        -    $   -     $  -        $  -    $   -        $   -      $  -       $   -
Issuance of common stock                        7,330,355   7,330    296,215                                                303,545
Common stock issued for
    services                                      169,645     170      4,919                                                  5,089
Net loss                                                                                                       (233,465)   (233,465)
                                  ------ ------ ---------  ------   --------   ---------   -------  --------   --------   ---------
Balance at May 31, 1988                         7,500,000   7,500    301,134                                   (233,465)     75,169
Issuance of common stock                        2,500,000   2,500  2,054,246                                              2,056,746
Common stock issued for
    services                                      137,500     138     39,862                                                 40,000
Net loss                                                                                                       (538,919)   (538,919)
                                  ------ ------ ---------  -------  --------   ---------   -------  --------  ---------   ---------

Balance at May 31, 1989                        10,137,500   10,138 2,395,242                                   (772,384)  1,632,996
Net loss                                                                                                       (797,720)   (797,720)
                                  ------ ------ ---------  -------  --------   ---------   -------  --------  ---------   ---------

Balance at May 31, 1990                        10,137,500   10,138 2,395,242                                 (1,570,104)    835,276
Common stock issued to consultants
   for services                                   462,750      462   114,588                                                115,050
Additional paid-in capital arising
  from investment in subsidiary by
  minority interest                                                  315,241                                                315,241
Net loss                                                                                                       (666,259)   (666,259)
                                  ------ ------ ---------  -------  --------   ---------   -------  --------  ---------   --------
Balance at May 31, 1991                        10,600,250   10,600 2,825,071                                 (2,236,363)    599,308

Common stock issued for services
  to officers/employees and
  consultants                                   1,632,253    1,632 1,785,794                                              1,787,426
Issuance of common stock for cash               1,317,500    1,318 2,521,893                                              2,523,211
Common stock issued under option
  agreements                                      225,000      225    53,910                                                 54,135
Common stock dividend                             901,553      902      (902)                                                 -
Issuance of subsidiary stock to
  minority interests pursuant to
  anti-dilution provisions                                            304,400                                               304,400
Net loss                                                                                                      (4,043,755)(4,043,755)
                                  ------ ------ ---------  -------  --------   ---------   -------  --------  ----------    --------
Balance at May 31, 1992                        14,676,556   14,677  7,490,166                                 (6,280,118) 1,224,725
Common stock issued for services
  to officers/employees and
  consultants                                     227,500      227    252,818                                               253,045
Issuance of common stock for cash               8,217,876    8,218  8,216,782                      (1,712,500)            6,512,500
Common stock issued to officers
  under stock bonus arrangement                 1,900,000    1,900  1,696,225  (1,698,125)                                     -
Amortization of deferred compensation                                             339,625                                   339,625
Warrants issued to lenders and
  consultants                                                         210,000                                               210,000
Net loss                                                                                                      (4,356,925)(4,356,925)
                                  ------ ------ ---------  ------- ----------   ---------  -------  ---------  ---------- ---------
Balance at May 31, 1993                        25,021,932   25,022 17,865,991  (1,358,500)         (1,712,500)(10,637,043)4,182,970
                                  ------ ------ ---------  ------- ----------   ---------  -------  ---------  ---------- ---------

The accompanying notes are an integral part of this condensed statement.


                                          Vasomedical, Inc. and Subsidiaries
                                           (a development stage enterprise)
                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                                                                                              Deficit
                                                                                      Unreal-      Stock      accumulated   Total
                                                                 Additional Deferred  ized gain    sub-            in the   stock-
                           Preferred Stock      Common Stock     paid-in    compen-   loss) on in- scriptions development holders'
                            Shares   Amount    Shares   Amount   capital    sation    vestments    receivable       stage  equity
                            ------- ------     ------  ------  ----------   -------- ----------  ---------  ------------  ------

Balance at May 31, 1993                     25,021,932   25,022  17,865,991 (1,358,500)            (1,712,500)(10,637,043)4,182,970
Rescission of common stock
  underlying stock
  subscriptions receivable                  (1,712,500)  (1,713) (1,710,787)                        1,712,500                   -
Issuance of common stock for
   cash                                      2,500,000    2,500     947,500                                                 950,000
Common stock issued for
   services to officers and
   consultants                                 555,000      555     416,539                                                 417,094
Issuance of common stock of
  subsidiary for services                                           120,667                                                 120,667
Contribution of common stock
  of subsidiaries by officers                                       135,329                                                 135,329
Contribution of common stock
  by officer and consultant                   (300,000)    (300)        300                                                     -
Warrants issued to officers/
   employees and consultants                                        193,500                                                 193,500
Amortization of deferred
   compensation                                                               339,624                                       339,624
Net loss                                                                                                    (4,811,153)  (4,811,153)
                               ------ ------ ---------  -------  --------   --------- -------     --------  ----------- -----------

Balance at May 31, 1994                     26,064,432  26,064 17,969,039  (1,018,876)    -             -   (15,448,196)  1,528,031
Unvested common stock
  forfeited under stock
  bonus arrangement                           (570,000)  (570)   (508,868)    509,438                                          -
Issuance of common stock
  for cash                                   6,000,000  6,000   1,481,625                                                 1,487,625
Issuance of preferred stock
  for cash                    500,000  5,000                      382,625                                                   387,625
Conversion of preferred
  stock                      (500,000)(5,000)1,000,000  1,000       4,000                                                       -
Issuance of common stock
  to acquire subsidiary                      5,000,000  5,000   1,460,000                                                 1,465,000
Common stock issued for
  services to consultants                      405,000    405     273,657                                                   274,062
Warrants issued to directors
  and consultants                                                  72,500                                                    72,500
Amortization of deferred
   compensation                                                             169,812                                         169,812
Unrealized loss on
    investments                                                                        (7,370)                               (7,370)

Net loss                                                                                                      (3,117,294)(3,117,294)
                               ------ ------ ---------  -------  --------   --------   -------     --------  ----------- ----------
Balance at May 31, 1995         -    -      37,899,432 37,899  21,134,578   (339,626)    (7,370)       -     (18,565,490) 2,259,991
Common stock issued to
  consultant in connection
  with debt financing                         600,000     600     599,400                                                   600,000
Common stock issued in
  lieu of cash interest                        89,096      89      89,007                                                    89,096
Exercise of warrants                          360,000     360      89,640                                                    90,000
Amortization of deferred compensation                                         84,906                                         84,906
Unrealized gain on investments                                                             6,350                              6,350
Net loss                                                                                                     (1,646,740) (1,646,740)
                               ------ ----- ----------  ------  ----------   --------      ------   -------   ----------  ---------
Balance at November 30, 1995     -      -   38,948,528 $38,948 $21,912,625  $(254,720)    $(1,020) $  -     $(20,212,230)$1,483,603
                               ------ ----- ----------  ------  ----------   --------      ------   -------   ----------  ---------

The accompanying notes are an integral part of this condensed statement.


                                          Vasomedical, Inc. and Subsidiaries
                                           (a development stage enterprise)

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (unaudited)


                                                                                                      Cumulative
                                                                                                    July 22, 1987
                                                        Six months ended November 30,              (inception) to
                                                          1995              1994                  November 30,1995
                                                          ----              ----                  ----------------

Cash flows from operating activities
  Net loss                                         $(1,646,740)      $(1,148,958)                     $(20,212,230)
                                                   -----------       -----------                      -------------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                    257,253            22,821                         1,183,403
      Reserve for uncollectable note                                                                       318,000
      Unrealized loss on investments                                                                        42,650
      Amortization of deferred compensation             84,906            84,906                           933,967
      Amortization of deferred revenue                                                                    (101,840)
      Minority interest in net losses of subsidiaries                                                   (1,110,221)
      Common stock issued for services
        Officers/employees                                                                               1,291,133
        Consultants                                                                                      1,326,746
      Warrants issued to officers/employees, lenders
        and consultants                                                   35,000                           451,000
      Acquired research and development costs                                                              547,657
      Reduction in carrying value of patents                                                               159,775
      Common stock of a subsidiary
        issued for no additional consideration                                                             304,400
       Net gain on sale/disposition
           of subsidiary stock                                                                            (119,701)
       Officers' loans forgiven as compensation                                                            133,500
       Net loss on sale of equipment                                                                         4,300
      Changes in assets and liabilities, net of
           assets acquired or disposed
        Increase in accounts receivable                (12,000)                                           (729,210)
        Increase in inventory                         (235,419)                                           (503,187)
        Decrease (increase) in other current assets    (53,064)           10,205                          (481,418)
        Increase in other assets                       (13,807)                                            (39,155)
        Increase (decrease) in accounts payable and
          accrued expenses                             (20,328)            8,780                           965,750
        Increase in amount due to minority
           shareholder of subsidiary                                                                       191,392
        Increase in deferred revenue                                                                       350,000
                                                    ----------          --------                     -------------
                                                         7,541           161,712                         5,118,941
                                                    ----------          --------                     -------------
     Net cash used in operating activities          (1,639,199)         (987,246)                      (15,093,289)
                                                    -----------         --------                       ------------


The accompanying notes are an integral part of these condensed statements.



                                          Vasomedical, Inc. and Subsidiaries
                                           (a development stage enterprise)

                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                                     (unaudited)


                                                                                                     Cumulative
                                                                                                    July 22, 1987
                                                        Six months ended November 30,              (inception) to
                                                          1995              1994                  November 30,1995
                                                          ----              ----                  ----------------

Cash flows from investing activities
  Purchase of investments                              (20,034)          (22,767)                         (995,859)
  Proceeds from sale of investments                                      297,653                           297,653
  Proceeds from the sale of subsidiary stock                                                               900,000
  Acquisition/disposition of subsidiaries, net of cash                                                  (1,003,483)
  Purchase of property and equipment                   (55,012)                                           (575,257)
  Net proceeds from the sale of equipment                                                                    8,500
  Loans to officers                                                                                       (174,500)
  Repayment of officer loans                                                                                41,000
  Purchase of intangibles                                                                                 (725,000)
  Purchase of patent                                                                                      (159,775)
                                                     ----------       ----------                        ----------
      Net cash provided by (used in)
            investing activities                       (75,046)          274,886                        (2,386,721)
                                                     ----------       ----------                        ----------

Cash flows from financing activities
  Proceeds from sale of common stock                                                                    14,330,360
  Proceeds from the sale of preferred stock                                                                387,625
  Proceeds from exercise of stock options                                                                   54,135
  Proceeds from exercise of warrants                    90,000                                              90,000
  Contribution from minority shareholder                                                                   525,000
  Expenses of stock offerings                                                                             (496,908)
  Proceeds from notes                                3,708,000                                           5,595,500
  Repayments of loans                                                                                   (1,595,000)
  Increase in stock subscriptions payable                                                                   85,000
  Increase in minority interest                     ----------        ----------                         1,079,662
                                                                                                       -----------
      Net cash provided by financing activities      3,798,000              -                           20,055,374
                                                    ----------        ----------                       -----------

      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                    2,083,755          (712,360)                        2,575,364

Cash and cash equivalents - beginning of period        491,609           762,875
                                                   -----------        ----------                        ----------
Cash and cash equivalents - end of period           $2,575,364           $50,515                        $2,575,364
                                                   -----------        ----------                        ----------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 1995
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

         The consolidated condensed balance sheet as of November 30, 1995 and the related consolidated condensed statements of operations for the six- and three-month periods ended November 30, 1995 and 1994 and changes in stockholders' equity and cash flows for the six-month period ended November 30, 1995 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of November 30, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1995. Results of operations for the period ended November 30, 1995 are not necessarily indicative of the operating results expected for the full year.


NOTE B - LONG-TERM DEBT

         On July 7, 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the "Notes"), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995. The conversion price was equivalent to the quoted market price of the Company's common stock when the transaction was negotiated.

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

         On December 1, 1995, $60,000 principal amount of Notes were converted into 60,000 shares of the Company's common stock.

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

          In August 1995, warrants to purchase 360,000 shares of common stock were exercised, aggregating $90,000. In December 1995, warrants to purchase 20,000 shares of common stock were exercised, aggregating $15,200.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                November 30, 1995
                                   (unaudited)


NOTE D - COMMITMENTS AND CONTINGENCIES

  Employment Agreements

         In September 1995, the Board of Directors approved a three-year extension of the employment agreements with the Company's President and its Vice President, Marketing and Clinical Affairs.

         Approximate aggregate minimum annual compensation obligations under active employment agreements at November 30, 1995, after giving effect to the above extensions, are summarized as follows:

                           Year ended November 30,               Amount
                           -----------------------               ------

                                        1996                   $644,000
                                        1997                    566,000
                                        1998                    261,000
                                        1999                     23,000
                                                             ----------
                                                             $1,494,000
                                                             ----------

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

NOTE E - REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its EECP(TM) device in the period in which the Company fulfills its obligations under the sale agreement including delivery, installation and customer training, if applicable. As of November 30, 1995, the Company has entered into agreements to lease its EECP(TM) device under leases classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. The Company also provides for a warranty period of up to three years. When material, the Company provides for estimated warranty costs at the time the related revenue is earned. As the Company's experience with respect to the commercial application of EECP(TM) is limited, revisions to the Company's warranty cost estimates may be necessary in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six and Three Months Ended November 30, 1995 and 1994

     The Company generated its first revenues from the sale and lease of its EECP(TM) (Enhanced External Counterpulsation) device during the second quarter of fiscal 1996. The Company incurred net losses of $1,647,000 and $833,000 and $1,149,000 and 589,000 for the six and three months ended November 30, 1995 and 1994, respectively.

     Gross margins from the EECP(TM) are dependent on a number of factors, including the number of units sold or leased during the period, the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(TM) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future results.

     The Company has successfully negotiated for the lease or sale of several EECP(TM) units. Although there can be no assurances that the EECP(TM) will be successfully commercialized, the Company continues to generate limited revenues in the third quarter of fiscal 1996.

     Potential investors should be aware of the difficulties and delays normally encountered by a company in the development stage, especially in view of the regulated environment in which the Company operates and the paradigm shift in the treatment of ischemic heart disease that EECP(TM) represents.

     Selling, general and administrative (SGA) expenses for the six and three months ended November 30, 1995 and 1994 were approximately $1,502,000 and $904,000 and $923,000 and $475,000, respectively. The $579,000 increase in SGA expenses for the six-month period primarily resulted from a $288,000 increase in payroll and related costs associated with the addition of management, employment of a direct national sales force and other operating personnel, particularly those formerly employed by Vasogenics, which was acquired in January 1995, and an increase of $254,000 in marketing and related costs associated with the commercial introduction of EECP(TM). Such increases have been offset by a reduction in consulting fees. The $430,000 increase in SGA expenses for the three-month period primarily resulted from a $168,000 increase in payroll and related costs associated with the addition of management, employment of a direct national sales force and other operating personnel, particularly those formerly employed by Vasogenics, and an increase of $172,000 in marketing and related costs associated with the commercial introduction of EECP(TM). Such increases have been offset by a reduction in consulting fees.

     The increase in depreciation and amortization expense of $234,000 and $130,000 for the comparative six and three month periods ended November 30, 1995 was primarily related to the amortization of goodwill relating to the Vasogenics acquisition in January 1995 and the amortization of deferred loan costs in connection with the July 1995 debt financing.

     Research and development (R&D) expenses decreased $72,000 and $45,000 for the comparative six and three month periods ended November 30, 1995. The decrease is a result of the timing of commitments and expenses relating to the Company's multi-center clinical study for EECP(TM). Such commitments and expenses are expected to continue in subsequent fiscal 1996 quarters and in fiscal 1997.

     The increase in interest and financing costs is directly attributable to the Company's debt issuance in July 1995.

     Investment income increased during the six and three month periods ended November 30, 1995 due to the Company's increased cash and investment position resulting from the July 1995 debt issuance.

Liquidity and Capital Resources

         Working capital at November 30, 1995 increased $2,509,000 to $3,256,000 as compared to $747,000 at May 31, 1995 due to the $4,000,000 7% Convertible Debenture financing secured in July 1995, offset by continuing operating losses. Historically, the Company's principal source of funds from financing activities has been from the sale of equity or debt securities in public and private markets. Such proceeds have enabled the Company to continue its operations despite its use of cash for operating activities. From inception through
November 30, 1995, the Company has raised $14,275,000 and $5,595,000 from the sale of equity and debt securities, respectively. As indicated in the accompanying consolidated condensed statements of cash flows, cash flows provided by (used in) investing activities were $(75,000) and $275,000 for the six months ended November 30, 1995 and 1994. The Company's investing activities to date have consisted primarily of purchases of: (a) subsidiaries, (b) intangibles, (c) property and equipment, offset by the proceeds from the sale of subsidiary stock and (d) net investments in mutual funds.

     On July 7, 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the "Notes"), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995. The Company intends to use the net cash proceeds of $3,700,000 to support the expansion of the sales force for the EECP(TM) treatment procedure and new clinical studies designed to confirm additional therapeutic claims, as well as for inventory, capital expenditures and general working capital.

         Management believes that its present working capital position at November 30, 1995, and the commercialization of EECP(TM), will be sufficient to support its internal overhead expenses and to implement its new development and business plans at least through November 30, 1996.

                                VASOMEDICAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

         None

ITEM 2 - CHANGES IN SECURITIES:

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A. The Issuer held its Annual Meeting of Stockholders on December 5, 1995.

     C. Four directors were elected at the Annual Meeting to serve in Class III until the Annual Meeting of Stockholders for fiscal 1998. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name                       Class            Votes For             Votes Withheld
----                       -----            ---------             --------------

Alexander G. Bearn          III            29,217,946                  103,418
David S. Blumenthal         III            28,257,646                1,063,718
Kenneth W. Rind             III            29,214,723                  106,641
Francesco Bolgiani          III            29,214,723                  106,641

         The other matter voted upon and the votes cast are as follows:

     1) Ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 1996.

Votes For: 29,179,843;   Votes Against: 65,771;   Votes Abstained: 75,750


ITEM 5 - OTHER INFORMATION:

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         Exhibits:  Exhibit 27 - Financial Data Schedule (for electronic submission only)

         Reports on Form 8-K:
                  The Company filed a Report on Form 8-K dated October 24, 1995.

         In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VASOMEDICAL, INC.

                                       By: /s/ Anthony Viscusi
                                       --------------------------
                                          President and CEO
                                          (Principal Executive Officer)


                                           /s/ Joseph A. Giacalone
                                       ---------------------------
                                           Treasurer
                                           (Principal Accounting Officer)


Date:  January 12, 1996