Form 10QSB
period 1996-02-29
VASOMEDICAL INC
filed 1996-04-15
CIK 839087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB


/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 1996

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number: 0-18105

                              VASOMEDICAL, INC.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                              11-2871434
- --------------------------------------------------------------------------------
(State or other jurisdiction of           .    (I.R.S. Employer Identification Number)
 incorporation or organization)

                  180 Linden Ave., Westbury, New York 11590
- --------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

Issuer's Telephone Number                          (516) 997-4600
                                                   --------------

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 12, 1996                 40,594,715
                                                   ----------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No  / /

Transitional Small Business Disclosure Format     Yes / /        No /X/

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)



                                     INDEX



PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:                                                        Page
                                                                                               ----
                 Consolidated Condensed Balance Sheets as of
                          February 29, 1996 and May 31, 1995 (Unaudited)                        3

                 Consolidated Condensed Statements of Operations for
                          the Nine and Three Months Ended February 29, 1996 and
                          February 28, 1995 and for the period from July 22, 1987
                          (inception) to February 29, 1996 (Unaudited)                          4

                 Consolidated Condensed Statement of Changes in Stockholders'
                          Equity for the period from July 22, 1987 (inception) to
                          February 29, 1996 (Unaudited)                                         5

                 Consolidated Condensed Statements of Cash Flows for the
                          Nine Months Ended February 29, 1996 and February 28, 1995
                          and for the period from July 22, 1987 (inception)
                          to February 29, 1996 (Unaudited)                                      7

                 Notes to Consolidated Condensed Financial Statements                           9

         Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     11

PART II - OTHER INFORMATION                                                                    13

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                               February 29,          May 31,
                 ASSETS                                                                1996             1995
                                                                                       ----             ----
CURRENT ASSETS
         Cash and cash equivalents                                               $2,360,775         $491,609
         Investments in mutual funds                                                                 628,152
         Accounts receivable                                                         43,760
         Inventory                                                                  337,821
         Other current assets                                                       167,341          120,456
                                                                                -----------      -----------
                 Total current assets                                             2,909,697        1,240,217

PROPERTY AND EQUIPMENT, net                                                         156,861           77,075
CAPITALIZED COSTS IN EXCESS OF FAIR
         VALUE OF NET ASSETS ACQUIRED, net                                        1,263,202        1,426,065
DEFERRED LOAN COSTS, net                                                            693,778
OTHER ASSETS                                                                         23,588            9,781
                                                                               ------------      -----------
                                                                                 $5,047,126       $2,753,138
                                                                                  ---------        ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                     $348,397         $404,051
         Accrued interest                                                           183,867           89,096
                                                                                   --------         --------
                 Total current liabilities                                          532,264          493,147

LONG-TERM DEBT                                                                    3,940,000

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 1,000,000
           shares authorized; none issued and outstanding                           -                   -
         Common stock, $.001 par value; 85,000,000 shares
           authorized; 39,126,517 shares and 37,899,432 shares at
           February 29, 1996 and May 31, 1995, respectively, issued
           and outstanding                                                           39,126           37,899
         Additional paid-in capital                                              22,075,803       21,134,578
         Deferred compensation                                                     (212,267)        (339,626)
         Unrealized loss on investments                                                               (7,370)
         Accumulated deficit                                                    (21,327,800)     (18,565,490)
                                                                               ------------     ------------
                                                                                    574,862        2,259,991
                                                                                 ----------      -----------
                                                                                 $5,047,126       $2,753,138
                                                                                 ----------       ----------

The accompanying notes are an integral part of these condensed statements.

                      Vasomedical, Inc. and Subsidiaries
                       (a development stage enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                Cumulative
                                                                                                             July 22, 1987
                                                   Nine months ended              Three months ended        (inception) to
                                      February 29,      February 28,   February 29,     February 28,          February 29,
                                              1996              1995           1996             1995                  1996
                                              ----              ----           ----             ----                  ----
Revenues                                  $399,400       $      -           $55,400       $   -                 $2,748,902
                                          --------       ----------         -------       ----------             ---------

Costs and expenses
  Cost of sales                            137,413                           88,423                                751,892
  Selling, general and
     administrative                      2,357,818        1,766,336         855,600          842,978            19,159,501
  Research and development                 223,682          474,274          55,230          234,274             3,685,989
  Depreciation and amortization            397,241           52,037         139,988           29,216             1,323,391
  Provision for uncollectable note                                                                                 318,000
  Royalty fees                                                                                                     196,963
  Registration costs                                                                                                89,797
  Minority interest in net losses
    of subsidiaries                                                                                             (1,110,221)
  Net gain on sale or disposition
    of subsidiaries stock                                                                                         (119,701)
  Interest and financing costs             186,441            1,101          67,790              692               429,725
  Interest and other income - net         (140,885)         (68,407)        (36,061)         (30,777)             (648,634)
                                         ---------         --------        --------         --------           -----------

                                         3,161,710        2,225,341       1,170,970        1,076,383            24,076,702
                                        ----------        ---------       ---------       ----------           -----------

  NET LOSS                             $(2,762,310)     $(2,225,341)    $(1,115,570)     $(1,076,383)         $(21,327,800)
                                      ------------     ------------    ------------     ------------         -------------

Net loss per common share                    $(.07)           $(.08)          $(.03)           $(.03)
                                            ------           ------          ------           ------

Weighted average common
  shares outstanding                    38,859,272       28,393,043      39,030,458       33,561,932
                                        ----------       ----------      ----------       ----------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                          Preferred Stock         Common stock        Additional     Deferred
                                                          ---------------         ------------           paid-in      compen-
                                                          Shares   Amount       Shares    Amount         capital       sation
                                                          ------   ------       ------    ------         -------  -----------
Balance at July 22, 1987 (inception)                         -  $      -            -    $       -   $         -      $      -
Issuance of common stock                                                    7,330,355        7,330       296,215
Common stock issued for services                                              169,645          170         4,919
Net loss
                                                        ------    ------    ---------       ------      --------       -------
Balance at May 31, 1988                                                     7,500,000        7,500       301,134
Issuance of common stock                                                    2,500,000        2,500     2,054,246
Common stock issued for services                                              137,500          138        39,862
Net loss
                                                        ------   ------     ---------       ------      --------       -------
Balance at May 31, 1989                                                    10,137,500       10,138     2,395,242
Net loss
                                                        ------   ------     ---------       ------      --------       -------
Balance at May 31, 1990                                                    10,137,500       10,138     2,395,242
Common stock issued to consultants
   for services                                                               462,750          462       114,588
Additional paid-in capital arising
  from investment in subsidiary by
  minority interest                                                                                      315,241
Net loss
                                                         ------   ------    ---------       ------      --------       -------
Balance at May 31, 1991                                                    10,600,250       10,600     2,825,071
Common stock issued for services to
  officers/employees and consultants                                        1,632,253        1,632     1,785,794
Issuance of common stock for cash                                           1,317,500        1,318     2,521,893
Common stock issued under option
  agreements                                                                  225,000          225        53,910
Common stock dividend                                                         901,553          902          (902)
Issuance of subsidiary stock to
  minority interests pursuant to
  anti-dilution provisions                                                                               304,400
Net loss
                                                         ------   ------     --------       ------       -------       -------
Balance at May 31, 1992                                                    14,676,556       14,677     7,490,166
Common stock issued for services to
  officers/employees and consultants                                          227,500          227       252,818
Issuance of common stock for cash                                           8,217,876        8,218     8,216,782
Common stock issued to officers
  under stock bonus arrangement                                             1,900,000        1,900     1,696,225    (1,698,125)
Amortization of deferred compensation                                                                                  339,625
Warrants issued to lenders and
  consultants                                                                                            210,000
Net loss
                                                         ------   ------     --------       ------       -------       -------
Balance at May 31, 1993                                                    25,021,932       25,022    17,865,991    (1,358,500)
Net loss
                                                         ------   ------     --------       ------       -------       -------

                                                                                                      Deficit
                                                         Unreal-                    Stock         accumulated            Total
                                                       ized gain                     sub-              in the           stock-
                                                   (loss) on in-               scriptions         development         holders'
                                                       vestments               receivable               stage           equity
                                                       ---------              ----------          -----------         --------
Balance at July 22, 1987 (inception)                   $       -             $        -           $          -        $       -
Issuance of common stock                                                                                                303,545
Common stock issued for services                                                                                          5,089
Net loss                                                                                               (233,465)       (233,465)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1988                                                                                (233,465)         75,169
Issuance of common stock                                                                                              2,056,746
Common stock issued for services                                                                                         40,000
Net loss                                                                                               (538,919)       (538,919)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1989                                                                                (772,384)      1,632,996
Net loss                                                                                               (797,720)       (797,720)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1990                                                                              (1,570,104)        835,276
Common stock issued to consultants
   for services                                                                                                         115,050
Additional paid-in capital arising
  from investment in subsidiary by
  minority interest                                                                                                     315,241
Net loss                                                                                               (666,259)       (666,259)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1991                                                                              (2,236,363)        599,308
Common stock issued for services to
  officers/employees and consultants                                                                                  1,787,426
Issuance of common stock for cash                                                                                     2,523,211
Common stock issued under option
  agreements                                                                                                             54,135
Common stock dividend                                                                                                         -
Issuance of subsidiary stock to
  minority interests pursuant to
  anti-dilution provisions                                                                                              304,400
Net loss                                                                                             (4,043,755)     (4,043,755)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1992                                                                              (6,280,118)      1,224,725
Common stock issued for services to
  officers/employees and consultants                                                                                    253,045
Issuance of common stock for cash                                            (1,712,500)                              6,512,500
Common stock issued to officers
  under stock bonus arrangement                                                                                               -
Amortization of deferred compensation                                                                                   339,625
Warrants issued to lenders and
  consultants                                                                                                           210,000
Net loss                                                                                             (4,356,925)     (4,356,925)
                                                       ---------             ----------               ---------       ---------
Balance at May 31, 1993                                                      (1,712,500)            (10,637,043)      4,182,970
                                                       ---------             ----------               ---------       ---------

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)
 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)




                                                     Preferred Stock           Common stock         Additional     Deferred
                                                     ---------------           ------------            paid-in      compen-
                                                     Shares   Amount        Shares    Amount           capital       sation
                                                     ------   ------        ------    ------           -------  -----------
Balance at May 31, 1993                                                    25,021,932       25,022  17,865,991  (1,358,500)
Rescission of common stock under-
  lying stock subscriptions receivable                                    (1,712,500)      (1,713)  (1,710,787)
Issuance of common stock for cash                                           2,500,000        2,500      947,500
Common stock issued for services to
  officers and consultants                                                    555,000          555      416,539
Issuance of common stock of
  subsidiary for services                                                                               120,667
Contribution of common stock
  of subsidiaries by officers                                                                           135,329
Contribution of common stock
  by officer and consultant                                                 (300,000)        (300)          300
Warrants issued to officers/employees
  and consultants                                                                                       193,500
Amortization of deferred compensation                                                                               339,624
Net loss
                                                      --------    ------    ---------       ------    ---------   ---------
Balance at May 31, 1994                                                    26,064,432       26,064  17,969,039   (1,018,876)
Unvested common stock forfeited
  under stock bonus arrangement                                              (570,000)        (570)    (508,868)    509,438
Issuance of common stock for cash                                           6,000,000        6,000    1,481,625
Issuance of preferred stock for cash                   500,000     5,000                                382,625
Conversion of preferred stock                         (500,000)   (5,000)   1,000,000        1,000        4,000
Issuance of common stock to
  acquire subsidiary                                                        5,000,000        5,000    1,460,000
Common stock issued for services to
  consultants                                                                 405,000          405      273,657
Warrants issued to directors and consultants                                                             72,500
Amortization of deferred compensation                                                                               169,812
 Unrealized loss on investments
Net loss
                                                       -------    ------    ---------       ------    ---------    --------
Balance at May 31, 1995                               -            -        37,899,432       37,899  21,134,578    (339,626)
Common stock issued to consultant
  in connection with debt financing                                           600,000          600      599,400
Common stock issued in lieu of cash interest                                   89,096           89       89,007
Conversion of debt                                                             60,000           60       59,940
Exercise of warrants                                                          477,989          478      192,878
Amortization of deferred compensation                                                                               127,359
Realized gain on investments
Net loss
                                                       -------    ------    ---------       ------    ---------    --------
Balance at February 29, 1996                          -            -        39,126,517      $39,126  $22,075,803  $(212,267)
                                                       -------    ------    ---------       ------    ---------    --------

                                                                                             Deficit
                                                         Unreal-           Stock         accumulated            Total
                                                       ized gain            sub-              in the           stock-
                                                   (loss) on in-      scriptions         development         holders'
                                                       vestments      receivable               stage           equity
                                                       ---------     -----------         -----------         --------
Balance at May 31, 1993                                              (1,712,500)         (10,637,043)        4,182,970
Rescission of common stock under-
  lying stock subscriptions receivable                                1,712,500                                      -
Issuance of common stock for cash                                                                              950,000
Common stock issued for services to
  officers and consultants                                                                                     417,094
Issuance of common stock of
  subsidiary for services                                                                                      120,667
Contribution of common stock
  of subsidiaries by officers                                                                                  135,329
Contribution of common stock
  by officer and consultant                                                                                         -
Warrants issued to officers/employees
  and consultants                                                                                             193,500
Amortization of deferred compensation                                                                         339,624
Net loss                                                                                  (4,811,153)      (4,811,153)
                                                        --------    -----------         ------------     ------------
Balance at May 31, 1994                                        -              -          (15,448,196)       1,528,031
Unvested common stock forfeited
  under stock bonus arrangement                                                                                     -
Issuance of common stock for cash                                                                           1,487,625
Issuance of preferred stock for cash                                                                          387,625
Conversion of preferred stock                                                                                       -
Issuance of common stock to
  acquire subsidiary                                                                                        1,465,000
Common stock issued for services to
  consultants                                                                                                 274,062
Warrants issued to directors and consultants                                                                   72,500
Amortization of deferred compensation                                                                         169,812
 Unrealized loss on investments                           (7,370)                                              (7,370)
Net loss                                                                                  (3,117,294)      (3,117,294)
                                                        --------    -----------         ------------      -----------
Balance at May 31, 1995                                   (7,370)             -          (18,565,490)       2,259,991
Common stock issued to consultant
  in connection with debt financing                                                                           600,000
Common stock issued in lieu of cash interest                                                                   89,096
Conversion of debt                                                                                             60,000
Exercise of warrants                                                                                          193,356
Amortization of deferred compensation                                                                         127,359
Realized gain on investments                               7,370                                                7,370
Net loss                                                                                  (2,762,310)      (2,762,310)
                                                        --------    -----------         ------------      -----------
Balance at February 29, 1996                            $      -    $         -         $(21,327,800)        $574,862
                                                        --------    -----------         ------------      -----------

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                          Cumulative
                                                                Nine months ended                      July 22, 1987
                                                      February 29,     February 28,                   (inception) to
                                                              1996             1995                 February 29,1996
                                                              ----             ----                 ----------------
Cash flows from operating activities
  Net loss                                            $(2,762,310)      $(2,225,341)                    $(21,327,800)
                                                      -----------      ------------                    -------------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                       397,241            52,037                        1,323,391
      Reserve for uncollectable note                                        318,000                          318,000
      Unrealized loss on investments                                                                          42,650
      Amortization of deferred compensation               127,359           127,359                          976,420
      Amortization of deferred revenue                                                                      (101,840)
      Minority interest in net losses of subsidiaries                                                     (1,110,221)
      Common stock issued for services
        Officers/employees                                                                                 1,291,133
        Consultants                                                                                        1,326,746
      Warrants issued to officers/employees, lenders
        and consultants                                                      35,000                          451,000
      Acquired research and development costs                                                                547,657
      Reduction in carrying value of patents                                                                 159,775
      Common stock of a subsidiary
        issued for no additional consideration                                                               304,400
       Net gain on sale/disposition
           of subsidiary stock                                                                              (119,701)
       Officers' loans forgiven as compensation                                                              133,500
       Net loss on sale of equipment                                                                           4,300
      Changes in assets and liabilities, net of
           assets acquired or disposed
        Increase in accounts receivable                   (43,760)                                          (760,970)
        Increase in inventory                            (392,037)                                          (659,805)
        Increase in other current assets                  (46,885)          (67,895)                        (475,239)
        Increase in other assets                          (13,807)             (888)                         (39,155)
        Increase in accounts payable and
          accrued expenses                                128,213            44,217                        1,114,291
        Increase in amount due to minority
           shareholder of subsidiary                                                                         191,392
        Increase in deferred revenue                                                                         350,000
                                                       ----------       -----------                     ------------
                                                          156,324           507,830                        5,267,724
                                                       ----------       -----------                     ------------
     Net cash used in operating activities             (2,605,986)       (1,717,511)                     (16,060,076)
                                                       ----------       -----------                     ------------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

                                                                                                          Cumulative
                                                             Nine months ended                         July 22, 1987
                                                      February 29,     February 28,                   (inception) to
                                                              1996             1995                 February 29,1996
                                                              ----             ----                 ----------------
Cash flows from investing activities
  Purchase of investments                                 (20,034)         (34,944)                         (995,859)
  Proceeds from sale of investments                       655,556          297,653                           953,209
  Proceeds from the sale of subsidiary stock                                 2,137                           900,000
  Acquisition/disposition of subsidiaries, net of cash                                                    (1,003,483)
  Purchase of property and equipment                      (61,726)                                          (581,971)
  Net proceeds from the sale of equipment                                                                      8,500
  Loans to officers                                                                                         (174,500)
  Repayment of officer loans                                                                                  41,000
  Purchase of intangibles                                                                                   (725,000)
  Purchase of patent                                                                                        (159,775)
                                                      -----------       ----------                        ----------
      Net cash provided by (used in)
            investing activities                          573,796          264,846                        (1,737,879)
                                                       ----------       ----------                      ------------

Cash flows from financing activities
  Proceeds from sale of common stock                                     1,500,000                        14,330,360
  Proceeds from the sale of preferred stock                                400,000                           387,625
  Proceeds from exercise of stock options                                                                     54,135
  Proceeds from exercise of warrants                      193,356                                            193,356
  Contribution from minority shareholder                                                                     525,000
  Expenses of stock offerings                                                                               (496,908)
  Proceeds from notes                                   3,708,000                                          5,595,500
  Repayments of loans                                                                                     (1,595,000)
  Increase in stock subscriptions payable                                                                     85,000
  Increase in minority interest                                                                            1,079,662
                                                       ----------        ---------                      ------------
      Net cash provided by financing activities         3,901,356        1,900,000                        20,158,730
                                                       ----------        ---------                      ------------

      NET INCREASE IN
        CASH AND CASH EQUIVALENTS                       1,869,166          447,335                         2,360,775

Cash and cash equivalents - beginning of period           491,609          762,875
                                                       ----------       ----------                      ------------
Cash and cash equivalents - end of period              $2,360,775       $1,210,210                        $2,360,775
                                                       ----------       ----------                      ------------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               February 29, 1996
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

         The consolidated condensed balance sheet as of February 29, 1996 and the related consolidated condensed statements of operations for the nine- and three-month periods ended February 29, 1996 and February 28, 1995 and changes in stockholders' equity and cash flows for the nine-month period ended February 29, 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of February 29, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1995. Results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results expected for the full year.


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

         In the third quarter of fiscal 1996, warrants to purchase 117,989 shares of common stock were exercised, aggregating $103,000.

         Subsequent to the third quarter of fiscal 1996, warrants to purchase 1,468,198 shares of common stock were exercised, aggregating $1,047,000.

                       Vasomedical, Inc. and Subsidiaries
                        (a development stage enterprise)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               February 29, 1996
                                  (unaudited)


NOTE D - COMMITMENTS AND CONTINGENCIES

  Employment Agreements

         In September 1995, the Board of Directors approved a three-year extension of the employment agreements with the Company's President and its Vice President, Marketing and Clinical Affairs.

         Approximate aggregate minimum annual compensation obligations under active employment agreements at February 29, 1996, after giving effect to the above extensions, are summarized as follows:

                Year ended February 29,             Amount
                -----------------------             ------
                             1997                 $623,000
                             1998                  531,000
                             1999                  178,000
                                               -----------
                                                $1,332,000
                                                ----------

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

  Subsequent Event

         On April 2, 1996, a motion was filed in the Supreme Court of the State of New York, Nassau County, seeking limited pre-action discovery of certain officers and employees of the Company to determine if there is a basis to commence legal proceedings against the Company for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(TM). The Company denies the existence of any agreement, believes that any complaint would be frivolous and without merit, and will vigorously defend any claims that may be asserted.

NOTE E - REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its EECP(TM) device in the period in which the Company fulfills its obligations under the sale agreement including delivery, installation and customer training, if applicable. The Company has also entered into lease agreements for its EECP(TM) device that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. The Company also provides for a warranty period of up to three years. When material, the Company provides for estimated warranty costs at the time the related revenue is earned. As the Company's experience with respect to the commercial application of EECP(TM) is limited, revisions to the Company's warranty cost estimates may be necessary in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine and Three Months Ended February 29, 1996 and February 28, 1995

         The Company continued to generate revenues from the sale and lease of its EECP(TM) (Enhanced External Counterpulsation) device during the third quarter of fiscal 1996. The Company incurred net losses of $2,762,000 and $1,116,000 and $2,225,000 and $1,076,000 for the nine and three months ended February 29, 1996 and February 28, 1995, respectively.

         Gross margins from the EECP(TM) are dependent on a number of factors, particularly the number of units sold or leased during the period, and by certain fixed period costs including facilities, payroll and insurance. Furthermore, gross margins are affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(TM) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

         The Company has successfully negotiated the lease or sale of several EECP(TM) units. Although there can be no assurances that EECP(TM) will be successfully commercialized, the Company expects to generate increasing revenues in the fourth quarter of fiscal 1996.

         Potential investors should be aware of the difficulties and delays normally encountered by a company in the development stage, especially in view of the regulated environment in which the Company operates and the paradigm shift in the treatment of ischemic heart disease that EECP(TM) represents.

         Selling, general and administrative (SGA) expenses for the nine and three months ended February 29, 1996 and February 28, 1995 were approximately $2,358,000 and $856,000 and $1,766,000 and $843,000, respectively. The $592,000 increase in SGA expenses for the nine-month period resulted primarily from a $515,000 increase in payroll and related costs associated with the addition of management, employment of a direct national sales force and other operating personnel, particularly those formerly employed by Vasogenics, which was acquired in January 1995, and an increase of $372,000 in marketing and related costs associated with the commercial introduction of EECP(TM). Such increase was adjusted for a $318,000 provision on an uncollected note in the prior period. The $13,000 increase in SGA expenses for the three-month period resulted primarily from a $168,000 increase in payroll and related costs associated with the addition of management, employment of a direct national sales force and other operating personnel, particularly those formerly employed by Vasogenics, and an increase of $172,000 in marketing and related costs associated with the commercial introduction of EECP(TM). Such increase was adjusted for a $318,000 provision on an uncollected note in the prior period.

         The increase in depreciation and amortization expense of $345,000 and $111,000 for the comparative nine and three month periods ended February 29, 1996 and February 28, 1995 was primarily related to the amortization of goodwill relating to the Vasogenics acquisition in January 1995 and the amortization of deferred loan costs in connection with the July 1995 debt financing.

         Research and development (R&D) expenses decreased $251,000 and $179,000 for the comparative nine and three month periods ended February 29, 1996 and February 28, 1995. The decrease is a result of the timing of commitments and expenses relating to the Company's multi-center clinical study for EECP(TM). Such commitments and expenses are expected to continue in the fourth quarter of fiscal 1996 and in fiscal 1997.

         The increase in interest and financing costs is directly attributable to the Company's debt issuance in July 1995.

         Investment income increased during the nine and three months ended February 29, 1996 due to the Company's increased cash and investment position resulting from the July 1995 debt issuance.

Liquidity and Capital Resources

         Working capital at February 29, 1996 increased $1,630,000 to $2,377,000 as compared to $747,000 at May 31, 1995 due to the $4,000,000 7%
Convertible Debenture financing secured in July 1995, offset by continuing operating losses. Historically, the Company's principal source of funds from financing activities has been from the sale of equity or debt securities in public and private markets. Such proceeds have enabled the Company to continue its operations despite its use of cash for operating activities. From inception through February 29, 1996, the Company has raised $14,965,000 and $5,595,000 from the sale of equity and debt securities, respectively. As indicated in the accompanying consolidated condensed statements of cash flows, cash flows provided by investing activities were $574,000 and $265,000 for the nine months ended February 29, 1996 and February 28, 1995, respectively. The Company's investing activities to date have consisted primarily of purchases of: (a) subsidiaries, (b) intangibles, (c) property and equipment, offset by the proceeds from the sale of subsidiary stock and (d) net investments in mutual funds.

         On July 7, 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the "Notes"), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995. The Company intends to use the net cash proceeds of $3,700,000 to support the expansion of the sales force for the EECP(TM) treatment procedure and new clinical studies designed to confirm additional therapeutic claims, as well as for inventory, capital expenditures and general working capital. On December 1, 1995, $60,000 of such notes were converted into 60,000 shares of the Company's common stock.

         In the nine months ended February 29, 1996, the Company received $193,000 from the exercise of warrants to purchase common stock. Subsequent to the third quarter of fiscal 1996, warrants to purchase 1,468,198 shares of common stock were exercised, aggregating $1,047,000.

         Subsequent to February 29, 1996, the Company entered into a non-recourse vendor finance program with a medical equipment finance company which will purchase the Company's EECP(TM) equipment and lease it to the Company's customers. As a result, the Company expects revenues for future quarters to be higher than previously anticipated.

         Management believes that its present working capital position at February 29, 1996, the commercialization of EECP(TM), some units of which will be purchased by the aforementioned medical equipment finance company, and the exercise of outstanding warrants, will be sufficient to support its internal overhead expenses and to implement its new development and business plans at least through February 28, 1997.

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

         Reports on Form 8-K:
                 None

         In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      VASOMEDICAL, INC.

              By:     /s/ Anthony Viscusi
                      -------------------
                      President and CEO (Principal Executive Officer)


                      /s/ Joseph A. Giacalone
                      -----------------------
                      Treasurer (Principal Financial and Accounting Officer)


Date:  April 12, 1996

EXHIBIT INDEX

Exhibit No.                  Description
- ----------                   -----------
EX-27                        Financial Data Schedule