Form 10-Q
period 1996-08-31
VASOMEDICAL INC
filed 1996-10-21
CIK 839087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

                                VASOMEDICAL, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                           11-2871434

(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                    180 Linden Ave., Westbury, New York 11590

                    (Address of principal executive offices)

Registrant's Telephone Number                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 18, 1996                   46,730,645

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       Vasomedical, Inc. and Subsidiaries



                                      INDEX



PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:                                     Page
                                                                            ----
                  Consolidated Condensed Balance Sheets as of August 31,
                           1996 and May 31, 1996 (Unaudited)                   3

                  Consolidated Condensed Statements of Operations for the
                           Three-Months Ended August 31, 1996 and 1995
                           (Unaudited)                                         4

                  Consolidated Condensed Statement of Changes in
                           Stockholders' Equity for the period from June
                           1, 1996 to August 31, 1996 (Unaudited)              5

                  Consolidated Condensed Statements of Cash Flows for the
                           Three-Months Ended August 31, 1996 and 1995
                           (Unaudited)                                         6

                  Notes to Consolidated Condensed Financial Statements         7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

PART II - OTHER INFORMATION                                                   10

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                     August 31,             May 31,
                                                                                           1996                1996
                                                                                           ----                ----
                  ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                                $  4,444,932        $  4,447,806
          Accounts receivable, net                                                      754,594           1,010,965
          Inventory                                                                     871,155             563,272
          Other current assets                                                           96,572             160,987
                                                                                   ------------        ------------
                  Total current assets                                                6,167,253           6,183,030

PROPERTY AND EQUIPMENT, net                                                             233,373             211,173
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                                                1,154,629           1,208,915
DEFERRED LOAN COSTS, net                                                                                    619,445
OTHER ASSETS                                                                             23,588              23,588
                                                                                   ------------        ------------
                                                                                   $  7,578,843        $  8,246,151
                                                                                   ------------        ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                    $    675,689        $    542,250
          Accrued professional fees                                                      86,750             133,471
          Accrued commissions                                                           146,571             309,315
          Accrued interest                                                                                  239,021
                                                                                   ------------        ------------
                  Total current liabilities                                             909,010           1,224,057

LONG-TERM DEBT                                                                                            3,725,000
OTHER LONG-TERM LIABILITIES                                                             256,000             206,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000
            shares authorized; none issued and outstanding                                   --                  --
          Common stock, $.001 par value; 85,000,000 shares
            authorized; 46,312,749 shares and 42,204,113 shares at
            August 31 and May 31, 1996, respectively, issued and outstanding             46,313              42,204
          Additional paid-in capital                                                 28,175,929          24,427,338
          Deferred compensation                                                        (127,360)           (169,813)
          Accumulated deficit                                                       (21,681,049)        (21,208,635)
                                                                                   ------------        ------------
                                                                                      6,413,833           3,091,094
                                                                                   ------------        ------------
                                                                                   $  7,578,843        $  8,246,151
                                                                                   ------------        ------------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three-months ended August 31,
                                                   -----------------------------
                                                       1996                1995
                                                       ----                ----
Revenues
  Equipment sales                              $    982,328        $         --
  Equipment rentals                                 192,000
                                               ------------        ------------
                                                  1,174,328                  --
                                               ------------        ------------

COSTS and expenses
  Cost of sales                                     272,074                  --
  Selling, general and administrative             1,207,037             597,959
  Research and development                          149,534              93,209
  Depreciation and amortization                      76,413              66,053
  Interest and financing costs                        1,447              97,610
  Interest and other income - net                   (59,763)            (41,400)
                                               ------------        ------------

                                                  1,646,742             813,431
                                               ------------        ------------

  NET LOSS                                     $   (472,414)       $   (813,431)
                                               ------------        ------------


Net loss per common share                      $       (.01)       $       (.02)
                                               ------------        ------------


Weighted average common shares
  outstanding                                    46,250,476          38,598,829
                                               ------------        ------------




The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                          Total
                                                  Common stock             Additional     Deferred                        stock-
                                                  ------------              paid-in       compen-       Accumulated      holders'
                                              Shares          Amount        capital       sation          deficit         equity
                                              ------          ------        -------       ------          -------         ------
Balance at June 1, 1996                     42,204,113        $42,204     $24,427,338    $(169,813)    $(21,208,635)    $3,091,094

Conversion of debt                           3,725,000          3,725       3,330,850                                    3,334,575
Exercise of warrants                           383,636            384         417,741                                      418,125
Amortization of deferred compensation                                                       42,453                          42,453
Net loss                                                                                                   (472,414)      (472,414)
                                            ----------        -------     -----------    ---------     ------------     ----------
Balance at August 31, 1996                  46,312,749        $46,313     $28,175,929    $(127,360)    $(21,681,049)    $6,413,833
                                            ----------        -------     -----------    ---------     ------------     ----------




The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three-months ended August 31,
                                                           -----------------------------
                                                              1996               1995
                                                              ----               ----
Cash flows from operating activities
  Net loss                                             $  (472,414)       $  (813,431)
                                                       -----------        -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                         76,413             66,053
      Provision for doubtful accounts                      100,000
      Amortization of deferred compensation                 42,453             42,453
      Amortization of deferred loan costs                                      49,556
      Changes in operating assets and liabilities
        Decrease in accounts receivable                    156,371
        Increase in inventory                             (307,883)          (255,481)
        Decrease in other current assets                    64,415             54,959
        Decrease in accounts payable, accrued
          expenses and other current liabilities           (76,027)           (18,109)
        Increase in other liabilities                       50,000
                                                       -----------        -----------
                                                           105,742            (60,569)
                                                       -----------        -----------
     Net cash used in operating activities                (366,672)          (874,000)
                                                       -----------        -----------

Cash flows from investing activities
  Purchase of investments                                                     (10,017)
  Purchase of property and equipment                       (44,327)            (4,655)
                                                       -----------        -----------
Net cash used in investing activities                      (44,327)           (14,672)
                                                       -----------        -----------

Cash flows from financing activities
  Proceeds from exercise of warrants                       418,125             90,000
  Debt conversion fees                                     (10,000)
  Proceeds from issuance of long-term debt, net                             3,708,000
                                                       -----------        -----------
Net cash provided by financing activities                  408,125          3,798,000
                                                       -----------        -----------

      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                           (2,874)         2,909,328
Cash and cash equivalents - beginning of period          4,447,806            491,609
                                                       -----------        -----------
Cash and cash equivalents - end of period              $ 4,444,932        $ 3,400,937
                                                       -----------        -----------




Non-cash investing and financing activities:
Issuance of common stock upon conversion of debt       $ 3,344,575




The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1996
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

         The consolidated condensed balance sheet as of August 31, 1996 and the related consolidated condensed statements of operations for the three-month periods ended August 31, 1996 and 1995 and changes in stockholders' equity and cash flows for the three-month period ended August 31, 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of August 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results expected for the full year.


NOTE B - LONG-TERM DEBT

         In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. As a result of such conversion, accrued interest of $239,000 was also canceled in accordance with the terms of the Note agreement. The effect of this conversion to the quarter ended August 31, 1996 was to increase stockholders' equity by approximately $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).


NOTE C - STOCKHOLDERS' EQUITY

         In the first quarter of fiscal 1997, warrants to purchase 383,636 shares of common stock were exercised, aggregating $418,000.

         Subsequent to the end of the first quarter of fiscal 1997, warrants to purchase 417,896 shares of common stock were exercised, aggregating $458,000.


NOTE D - COMMITMENTS AND CONTINGENCIES

  Employment Agreements

         Approximate aggregate minimum annual compensation obligations under active employment agreements at August 31, 1996, are summarized as follows:

                  Twelve-months ended August 31,                 Amount
                  ------------------------------                 ------
                                        1997                 $  714,000
                                        1998                    508,000
                                        1999                     99,000
                                                             ----------
                                                             $1,321,000
                                                             ----------

                       Vasomedical, Inc. and Subsidiaries

                                 August 31, 1996
                                   (unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)
SEC Investigation

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

Litigation

         Following a previously withdrawn motion for pre-trial discovery, on or about May 23, 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(TM). The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

The Research Foundation

          The Company has entered into an agreement with the Research Foundation of the State University of New York at Stony Brook to perform research on EECP(TM). The Company has committed monthly payments of $15,000 to the Research Foundation through September 1, 1997.

Agreement with Foshan

          The Company has entered into an agreement, expiring November 2008, with Foshan Analytical Instrument Factory ("Foshan"), a Chinese company, for the contract manufacture of EECP(TM), subject to certain performance standards, as defined. At October 1, 1996, the Company has outstanding purchase commitments aggregating $1,344,000.

Multi-center Clinical Trial

         The Company has entered into several agreements with medical institutions and consultants in connection with a multi-center clinical trial and cost-effectiveness study expected to be completed during fiscal 1997. As of August 31, 1996, the aggregate minimum obligation under such agreements approximates $183,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of Operations - Three-months Ended August 31, 1996 and 1995

         The Company generated revenues from the sale and lease of its EECP(TM) (Enhanced External Counterpulsation) device in the first quarter of fiscal 1997 of $1,174,000. No revenues were generated in the first quarter of fiscal 1996. The Company incurred net losses of $472,000 and $813,000 for the three-months ended August 31, 1996 and 1995, respectively. Although there can be no assurances that EECP(TM) will be successfully commercialized, the Company expects to generate increasing revenues in fiscal 1997, including the introduction of EECP(TM) in international markets.

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

         Selling, general and administrative (SGA) expenses for the three-months ended August 31, 1996 and 1995 were approximately $1,207,000 and $598,000, respectively. The $609,000 increase in SGA expenses for the first quarter resulted primarily from a $342,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, an increase of $107,000 in marketing and related costs associated with the commercialization of EECP(TM) and a $100,000 reserve against uncollectable accounts.

         Research and development (R&D) expenses increased $56,000 for the three-months ended August 31, 1996. The increase is a result of the timing of commitments and expenses related to the Company's multi-center clinical study for EECP(TM). Such commitments and expenses are expected to continue in fiscal 1997.

         The decrease in interest and financing costs is directly attributable to the conversion of debt in June 1996.

         Investment income increased in the first quarter of fiscal 1997 as a result of an increase in the Company's average cash and investment position from the sales and lease of EECP(TM) and from proceeds generated from the exercise of warrants.

Liquidity and Capital Resources

         Working capital at August 31, 1996 increased $299,000 to $5,258,000 as compared to $4,959,000 at May 31, 1996 due to proceeds from the exercise of warrants and the cancellation of $239,000 of interest due as a result of the conversion of Notes, offset by continuing operating losses. In the first quarter of fiscal 1997, the Company generated net proceeds of $418,000 from the exercise of common stock purchase warrants. In September 1996, an additional $458,000 was generated from the exercise of common stock purchase warrants.

         In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. The first quarter effect of this conversion was to increase stockholders' equity by approximately $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

         In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP(TM) system on a non-recourse basis and lease the system to the Company's customers. During the first quarter of fiscal 1997, approximately 66% of the Company's revenues were derived through such transactions. Although there can be no assurance as to future revenues generated through these transactions, the Company expects that these transactions will generate significant revenues and working capital in fiscal 1997.

         Management believes that its present working capital position at August 31, 1996 and the ongoing commercialization of EECP(TM), some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its new development and business plans at least through August 31, 1997.

         Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; the regulatory, reimbursement and trade environment; and the risk factors reported from time to time in the Company's SEC reports.

                                VASOMEDICAL, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

         Previously reported.

ITEM 2 - CHANGES IN SECURITIES:

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         A. The registrant held its Annual Meeting of Stockholders on October 10, 1996.

         C. Three directors were elected at the Annual Meeting to serve in Class I until the Annual Meeting of Stockholders for fiscal 1999. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name                                 Class            Votes For   Votes Withheld
----                                 -----            ---------   --------------
E. Donald Shapiro                        I           31,771,275           90,996
Anthony Viscusi                          I           31,777,775           80,476
Zhen-sheng Zheng                         I           31,777,775           84,496

         The other matter voted upon and the votes cast are as follows:

         1) Ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 1997.

                  Votes For: 31,722,524; Votes Against: 48,605; Votes
Abstained: 91,142

ITEM 5 - OTHER INFORMATION:

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         Exhibits:
                  None

         Reports on Form 8-K:
                  None

         In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VASOMEDICAL, INC.

                              By:  /s/ Anthony Viscusi
                                   -----------------------
                                   President and CEO (Principal Executive
                                   Officer)


                                   /s/ Joseph A. Giacalone
                                   -----------------------
                                   Treasurer (Principal Financial and Accounting Officer)


Date:  October 18, 1996