Form 10-Q
period 1996-11-30
VASOMEDICAL INC
filed 1997-01-14
CIK 839087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended November 30, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number: 0-18105

                               VASOMEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                            11-2871434
-----------------------------------------           ------------------------------------
(State or other jurisdiction of         .           (IRS Employer Identification Number)
incorporation or organization)

                   180 Linden Ave., Westbury, New York 11590
                   -----------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                            (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 14, 1997                     46,745,645

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X] No  [   ]

                       Vasomedical, Inc. and Subsidiaries


                                     INDEX


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                       Page
                                                                          ----
              Consolidated Condensed Balance Sheets as of
                    November 30, 1996 and May 31, 1996 (Unaudited)          3

              Consolidated Condensed Statements of Operations for
                    the Six- and Three-Months Ended
                    November 30, 1996 and 1995 (Unaudited)                  4

              Consolidated Condensed Statement of Changes in
                    Stockholders' Equity for the period from June 1,
                    1996 to November 30, 1996 (Unaudited)                   5

              Consolidated Condensed Statements of Cash Flows for the
                    Six-Months Ended November 30, 1996 and 1995
                    (Unaudited)                                             6

              Notes to Consolidated Condensed Financial Statements          7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

PART II - OTHER INFORMATION                                                11

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                       November 30     May 31,
                                                           1996         1996
                                                       ------------   ----------
            ASSETS
CURRENT ASSETS
      Cash and cash equivalents                         $3,450,222    $4,447,806
      Accounts receivable, net                             712,067     1,010,965
      Inventory                                            801,845       563,272
      Other current assets                                 141,402       160,987
                                                        ----------    ----------
            Total current assets                         5,105,536     6,183,030

PROPERTY AND EQUIPMENT, net                                303,982       211,173
CAPITALIZED COSTS IN EXCESS OF FAIR
  VALUE OF NET ASSETS ACQUIRED, net                      1,100,343     1,208,915
DEFERRED LOAN COSTS, net                                                 619,445
OTHER ASSETS                                                23,588        23,588
                                                        ----------    ----------
                                                        $6,533,449    $8,246,151
                                                        ----------    ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses               $451,301      $542,250
      Accrued professional fees                             76,610       133,471
      Accrued commissions                                  144,303       309,315
      Accrued interest                                                   239,021
                                                        ----------    ----------
            Total current liabilities                      672,214     1,224,057

LONG-TERM DEBT                                                         3,725,000
OTHER LONG-TERM LIABILITIES                                283,000       206,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; 1,000,000
       shares authorized; none issued and outstanding            -             -
      Common stock, $.001 par value; 85,000,000 shares
       authorized; 46,740,645 shares and 42,204,113
       shares at November 30 and May 31, 1996,
       respectively, issued and outstanding                 46,741        42,204
      Additional paid-in capital                        28,647,400    24,427,338
      Deferred compensation                                (84,907)     (169,813)
      Accumulated deficit                              (23,030,999)  (21,208,635)
                                                        ----------    ----------
                                                         5,578,235     3,091,094
                                                        ----------    ----------
                                                        $6,533,449    $8,246,151
                                                        ----------    ----------



The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                          Six-months ended           Three-months ended
                                            November 30,                November 30,
                                      --------------------------  -------------------------
                                              1996          1995          1996         1995
                                      ------------  ------------  ------------  -----------
Revenues
 Equipment sales                       $   982,328   $   320,000    $         -    $320,000
 Equipment rentals                         288,000        24,000         96,000      24,000
                                       -----------   -----------    -----------  ----------
                                         1,270,328       344,000         96,000     344,000
                                       -----------   -----------    -----------  ----------

Costs and expenses
 Cost of sales                             484,980        48,990        212,906      48,990
 Selling, general and administrative     2,236,318     1,502,218      1,029,281     904,259
 Research and development                  321,396       168,452        171,862      75,243
 Depreciation and amortization             155,416       133,364         79,003      67,311
 Interest and financing costs                1,907       242,540            460     144,930
 Interest and other income - net          (107,325)     (104,824)       (47,562)    (63,424)
                                       -----------   -----------    -----------   ---------

                                         3,092,692     1,990,740      1,445,950   1,177,309
                                       -----------   -----------    -----------   ---------

 NET LOSS                              $(1,822,364)  $(1,646,740)   $(1,349,950)  $(833,309)
                                       -----------   -----------    -----------   ---------


Net loss per common share                    $(.04)        $(.04)         $(.03)      $(.02)
                                      ------------   -----------    -----------  ----------


Weighted average common shares
 outstanding                            46,440,736    38,773,679     46,630,996  38,948,528
                                      ------------   -----------    -----------  ----------


The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                          Total
                                           Common stock      Additional    Deferred                      stock-
                                       -------------------      paid-in     compen-    Accumulated     holders'
                                           Shares   Amount      capital      sation        deficit       equity
                                       ----------           -----------  ----------  -------------  -----------

Balance at June 1, 1996                42,204,113  $42,204  $24,427,338  $(169,813)  $(21,208,635)   $3,091,094

Conversion of debt                      3,725,000    3,725    3,330,850                               3,334,575
Exercise of warrants                      811,532      812      889,212                                 890,024
Amortization of deferred compensation                                       84,906                       84,906
Net loss                                                                               (1,822,364)   (1,822,364)
                                       ----------  -------  -----------  ----------  -------------  -----------
Balance at November 30, 1996           46,740,645  $46,741  $28,647,400   $(84,907)  $(23,030,999)   $5,578,235
                                       ----------  -------  -----------  ----------  -------------  -----------


The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Six-months ended November 30,
                                                  -----------------------------
                                                          1996            1995
                                                   -----------     -----------
Cash flows from operating activities
 Net loss                                          $(1,822,364)    $(1,646,740)
                                                   -----------     -----------
 Adjustments to reconcile net loss
  to net cash used in operating activities
   Depreciation and amortization                       155,416         133,364
   Provision for doubtful accounts                     200,000
   Amortization of deferred compensation                84,906          84,906
   Amortization of deferred loan costs                                 123,889
   Changes in operating assets and liabilities
    Decrease (increase) in accounts receivable          98,898         (12,000)
    Increase in inventory                             (238,573)       (235,419)
    Decrease (increase) in other current assets         19,585         (53,064)
    Increase in other assets                                           (13,807)
    Decrease in accounts payable, accrued
     expenses and other current liabilities           (312,823)        (20,328)
    Increase in other liabilities                       77,000
                                                   -----------     -----------
                                                        84,409           7,541
                                                   -----------     -----------
 Net cash used in operating activities              (1,737,955)     (1,639,199)
                                                   -----------     -----------

Cash flows from investing activities
 Purchase of investments                                              (20,034)
 Purchase of property and equipment                   (139,653)        (55,012)
                                                   -----------     -----------
Net cash used in investing activities                 (139,653)        (75,046)
                                                   -----------     -----------

Cash flows from financing activities
 Proceeds from exercise of warrants                    890,024          90,000
 Debt conversion fees                                  (10,000)
 Proceeds from issuance of long-term debt, net                       3,708,000
                                                   -----------     -----------
Net cash provided by financing activities              880,024       3,798,000
                                                   -----------     -----------

    NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                        (997,584)      2,083,755
Cash and cash equivalents - beginning of period      4,447,806         491,609
                                                   -----------     -----------
Cash and cash equivalents - end of period           $3,450,222      $2,575,364
                                                   -----------     -----------

Non-cash investing and financing activities:
Issuance of common stock upon conversion of debt    $3,344,575


The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               November 30, 1996
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION
     The consolidated condensed balance sheet as of November 30, 1996 and the related consolidated condensed statements of operations for the six- and three-month periods ended November 30, 1996 and 1995 and changes in stockholders' equity and cash flows for the six-month period ended November 30, 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of November 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results expected for the full year.


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

     In the second quarter of fiscal 1997, warrants to purchase 427,896 shares of common stock were exercised, aggregating $472,000.


NOTE D - COMMITMENTS AND CONTINGENCIES
     Employment Agreements
     Approximate aggregate minimum annual compensation obligations under active employment agreements at November 30, 1996, are summarized as follows:


                   Twelve-months ended November 30,      Amount
                   --------------------------------      ------
                                 1997                  $  714,000
                                 1998                     394,000
                                 1999                      34,000
                                                       ----------
                                                       $1,142,000

                       Vasomedical, Inc. and Subsidiaries

                               November 30, 1996
                                  (unaudited)

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

Multi-center Clinical Trial
     The Company has entered into several agreements with medical institutions and consultants in connection with a multi-center clinical trial and a parallel cost-effectiveness and quality-of-life study expected to be completed during fiscal 1997. As of November 30, 1996, the aggregate minimum obligation under such agreements approximates $151,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Six- and Three-months Ended November 30, 1996 and 1995

     The Company generated revenues from the sale and lease of its EECP(TM) (Enhanced External Counterpulsation) device of $1,270,000 and $96,000 for the six- and three-month periods ended November 30, 1996 as compared with $344,000 and $344,000 for the comparable prior periods. The Company incurred net losses of $1,822,000 and $1,350,000 for the six- and three-month periods ended November 30, 1996 as compared with $1,647,000 and $833,000 for the comparable prior periods. Quarterly revenues did not continue at the level achieved in the last quarter of fiscal 1996, which the Company believes is a result of the continuing absence of blanket reimbursement coverage for EECP(TM) and the inability or unwilligness of certain patients to pay for treatment. Moreover, first and second quarter results in fiscal 1997 were adversely affected by the mix favoring leases over sales and the non-performance of certain leases.

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

     Selling, general and administrative (SGA) expenses for the six- and three-month periods ended November 30, 1996 and 1995 were approximately $2,236,000 and $1,029,000, and $1,502,000 and $904,000, respectively. The
$734,000 increase in SGA expenses for the comparable six-month period resulted primarily from a $474,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, an increase of $174,000 in marketing and related costs associated with the commercialization of EECP(TM) and a $200,000 reserve against uncollectable accounts, offset by $168,000 in costs reported in this category in the prior year, the nature of which are currently allocable to cost of sales since the onset of revenues. The $125,000 increase in SGA expenses for the comparable three-month period resulted primarily from a $95,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, an increase of $45,000 in marketing and related costs associated with the commercialization of EECP(TM) and a $100,000 reserve against uncollectable accounts, offset by $79,000 in costs reported in this category in the prior year, the nature of which are currently allocable to cost of sales since the onset of revenues.

     Research and development (R&D) expenses increased $153,000 and $97,000 for the six- and three-months ended November 30, 1996 compared to the prior periods. The increase is a result of the timing of commitments and expenses related to the Company's multi-center clinical study for EECP(TM). Such commitments and expenses are expected to continue in fiscal 1997.

     The decrease in interest and financing costs is directly attributable to the conversion of debt in June 1996.


Liquidity and Capital Resources
     Working capital at November 30, 1996 decreased $526,000 to $4,433,000 as compared to $4,959,000 at May 31, 1996 due to continuing operating losses, offset by proceeds from the exercise of warrants and the cancellation of $239,000 of interest due as a result of the conversion of Notes. During the six-months ended November 30, the Company generated net proceeds of $890,000 from the exercise of common stock purchase warrants.

     In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. The first quarter effect of this conversion was to increase stockholders' equity by approximately $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

     In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP(TM) system on a non-recourse basis and lease the system to the Company's customers. During the six-months ended November 30, 1996, approximately 62% of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in fiscal 1997.

     Management believes that its present working capital position at November 30, 1996 and the ongoing commercialization of EECP(TM), some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its new development and business plans at least through November 30, 1997.

     Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports.

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


     VASOMEDICAL, INC.

                    By:  /s/ Anthony Viscusi
                         -----------------------------------------------
                         President and CEO (Principal Executive Officer)


                         /s/ Joseph A. Giacalone
                         -----------------------------------------------
                         Treasurer (Principal Financial and Accounting Officer)


Date:  January 14, 1997

                                EXHIBIT INDEX
                                -------------

                    Exhibit 27 -- Financial Data Schedule