Form 10-Q
period 1997-02-28
VASOMEDICAL INC
filed 1997-04-14
CIK 839087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                                VASOMEDICAL, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                    11-2871434
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                    180 Linden Ave., Westbury, New York 11590
                    (Address of principal executive offices)

Registrant's Telephone Number                           (516) 997-4600
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 11, 1997                      46,770,603


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No  [   ]

                       Vasomedical, Inc. and Subsidiaries



                                      INDEX



PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:                                                       Page
                                                                                        ----
            Consolidated Condensed Balance Sheets as of
                     February 28, 1997 and May 31, 1996 (Unaudited)                        3

            Consolidated Condensed Statements of Operations for
                     the Nine- and Three-Months Ended February 28, 1997
                      and February 29, 1996 (Unaudited)                                    4

            Consolidated Condensed Statement of Changes in Stockholders'
                     Equity for the period from June 1, 1996 to
                     February 28, 1997 (Unaudited)                                         5

            Consolidated Condensed Statements of Cash Flows for the
                     Nine-Months Ended February 28, 1997
                     and February 29, 1996 (Unaudited)                                     6


            Notes to Consolidated Condensed Financial Statements                           7

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                      9

PART II - OTHER INFORMATION                                                               11

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                              February 28,              May 31,
                                                                                      1997                 1996
                                                                                      ----                 ----
                  ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                            $  2,817,653         $  4,447,806
          Accounts receivable, net                                                  254,939            1,010,965
          Inventory                                                               1,054,581              563,272
          Other current assets                                                      122,970              160,987
                                                                               ------------         ------------
                  Total current assets                                            4,250,143            6,183,030

PROPERTY AND EQUIPMENT, net                                                         325,900              211,173
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                                            1,047,742            1,208,915
DEFERRED LOAN COSTS, net                                                                                 619,445
OTHER ASSETS                                                                         23,588               23,588
                                                                               ------------         ------------
                                                                               $  5,647,373         $  8,246,151
                                                                               ------------         ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                $    627,465         $    542,250
          Accrued professional fees                                                 174,650              133,471
          Accrued commissions                                                        42,862              309,315
          Accrued interest                                                                               239,021
                                                                               ------------         ------------
                  Total current liabilities                                         844,977            1,224,057

LONG-TERM DEBT                                                                                         3,725,000
OTHER LONG-TERM LIABILITIES                                                         427,320              206,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000
            shares authorized; none issued and outstanding                               --                   --
          Common stock, $.001 par value; 85,000,000 shares authorized,
            46,765,603 shares and 42,204,113 shares at February 28,
            1997 and May 31, 1996, respectively, issued and outstanding              46,766               42,204
          Additional paid-in capital                                             28,676,767           24,427,338
          Deferred compensation                                                     (42,454)            (169,813)
          Accumulated deficit                                                   (24,306,003)         (21,208,635)
                                                                               ------------         ------------
                                                                                  4,375,076            3,091,094
                                                                               ------------         ------------
                                                                               $  5,647,373         $  8,246,151
                                                                               ------------         ------------


The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Nine-months ended                     Three-months ended
                                                February 28,      February 29,         February 28,         February 29,
                                                     1997                 1996                 1997                 1996
                                             ------------         ------------         ------------         ------------
Revenues
  Equipment sales                            $  1,275,150         $    320,000         $    292,822         $         --
  Equipment rentals                               367,912               79,400               79,912               55,400
                                             ------------         ------------         ------------         ------------
                                                1,643,062              399,400              372,734               55,400
                                             ------------         ------------         ------------         ------------

Costs and expenses
  Cost of sales and services                      728,871              137,413              243,891               88,423
  Selling, general and administrative           3,293,141            2,357,818            1,056,823              855,600
  Research and development                        618,142              223,682              296,746               55,230
  Depreciation and amortization                   239,918              199,018               84,502               65,655
  Interest and financing costs                      3,750              384,664                1,843              142,123
  Interest and other income - net                (143,392)            (140,885)             (36,067)             (36,061)
                                             ------------         ------------         ------------         ------------

                                                4,740,430            3,161,710            1,647,738            1,170,970
                                             ------------         ------------         ------------         ------------

  NET LOSS                                   $ (3,097,368)        $ (2,762,310)        $ (1,275,004)        $ (1,115,570)
                                             ------------         ------------         ------------         ------------


Net loss per common share                    $       (.07)        $       (.07)        $       (.03)        $       (.03)
                                             ------------         ------------         ------------         ------------


Weighted average common shares
  outstanding                                  46,542,928           38,859,272           46,747,312           39,030,458
                                             ------------         ------------         ------------         ------------



The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                        Total
                                                                    Additional      Deferred                            stock-
                                                Common stock           paid-in        compen-      Accumulated         holders'
                                             Shares     Amount         capital         sation          deficit          equity
                                             ------     ------         -------         ------          -------          ------
Balance at June 1, 1996                  42,204,113    $42,204     $24,427,338    $  (169,813)    $(21,208,635)    $ 3,091,094

Conversion of debt                        3,725,000       3,725      3,330,850                                       3,334,575
Exercise of warrants                        836,490         837        918,579                                         919,416
Amortization of deferred compensation                                                 127,359                          127,359
Net loss                                                                                            (3,097,368)     (3,097,368)
                                         ----------    -------     -----------    -----------     ------------     -----------
Balance at February 28, 1997             46,765,603    $46,766     $28,676,767    $   (42,454)    $(24,306,003)    $ 4,375,076
                                         ----------    -------     -----------    -----------     ------------     -----------




The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine-months ended
                                                            February 28,   February 29,
                                                                   1997            1996
                                                            -----------     -----------
Cash flows from operating activities
  Net loss                                                  $(3,097,368)    $(2,762,310)
                                                            -----------     -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                             239,918         199,018
      Provision for doubtful accounts                           200,000
      Amortization of deferred compensation                     127,359         127,359
      Amortization of deferred loan costs                                       198,223
      Changes in operating assets and liabilities
        Decrease (increase) in accounts receivable              556,026         (43,760)
        Increase in inventory                                  (491,309)       (392,037)
        Decrease (increase) in other current assets              38,017         (46,885)
        Increase in other assets                                                (13,807)
        Increase (decrease) in accounts payable, accrued
          expenses and other current liabilities               (140,060)        128,213
        Increase in other liabilities                           103,000
                                                            -----------     -----------
                                                                632,951         156,324
                                                            -----------     -----------
     Net cash used in operating activities                   (2,464,417)     (2,605,986)
                                                            -----------     -----------

Cash flows from investing activities
  Purchase of investments                                                       (20,034)
  Proceeds from sale of investments                                             655,556
  Purchase of property and equipment                           (193,472)        (61,726)
                                                            -----------     -----------
     Net cash (used in) provided by investing activities       (193,472)        573,796
                                                            -----------     -----------

Cash flows from financing activities
  Proceeds from exercise of warrants                            919,416         193,356
  Proceeds from the financing of operating leases               118,320
  Debt conversion fees                                          (10,000)
  Proceeds from issuance of long-term debt, net                               3,708,000
                                                            -----------     -----------
     Net cash provided by financing activities                1,027,736       3,901,356
                                                            -----------     -----------

      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                            (1,630,153)      1,869,166
Cash and cash equivalents - beginning of period               4,447,806         491,609
                                                            -----------     -----------
Cash and cash equivalents - end of period                   $ 2,817,653     $ 2,360,775
                                                            -----------     -----------



Non-cash investing and financing activities:
Issuance of common stock upon conversion of debt            $ 3,344,575






The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 28, 1997
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

         The consolidated condensed balance sheet as of February 28, 1997 and the related consolidated condensed statements of operations for the nine- and three-month periods ended February 28, 1997 and February 29, 1996, changes in stockholders' equity for the period ended February 28, 1997 and changes in cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of February 28, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results expected for the full year.


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

         In the third quarter of fiscal 1997, warrants to purchase 24,958 shares of common stock were exercised, aggregating $29,000.


NOTE D - COMMITMENTS AND CONTINGENCIES

  Employment Agreements

         Approximate aggregate minimum annual compensation obligations under active employment agreements at February 28, 1997, are summarized as follows:

                  Twelve-months ended February 28,               Amount

                                        1998                   $678,000
                                        1999                    285,000
                                                               --------
                                                               $963,000
                                                               --------

                       Vasomedical, Inc. and Subsidiaries

                                February 28, 1997
                                   (unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

SEC Investigation

         In February 1995, the Company was served with a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company is cooperating fully with such investigation. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of any unfavorable outcome or the existence or amount of any potential loss.

Litigation

         On or about May 23, 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(R). The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

  The Research Foundation

          The Company has entered into an agreement with the Research Foundation of the State University of New York at Stony Brook to perform research on EECP(R). The Company has committed monthly payments of $15,000 to the Research Foundation through September 1, 1997.

Multicenter Clinical Trial

         The Company has entered into several agreements with medical institutions and consultants in connection with a multicenter clinical trial and a parallel resource-utilization and quality-of-life study. Enrollment of the targeted number of patients in these studies is expected to be completed during fiscal 1997. As of February 28, 1997, the aggregate minimum obligation under such agreements approximated $55,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Nine- and Three-months Ended February 28, 1997 and February 29, 1996

         The Company generated revenues from the sale and lease of its EECP(R) (Enhanced External Counterpulsation) device of $1,643,000 and $373,000 for the nine- and three-month periods ended February 28, 1997 as compared with $399,000 and $55,000 for the comparable prior periods. The Company incurred net losses of $3,097,000 and $1,275,000 for the nine- and three-month periods ended February 28, 1997 as compared with $2,762,000 and $1,116,000 for the comparable prior periods. Quarterly revenues did not continue at the level achieved in the last quarter of fiscal 1996, which the Company believes is a result of the continuing absence of blanket reimbursement coverage for EECP(R) and the inability or unwillingness of certain patients to pay for treatment. Moreover, quarterly results in fiscal 1997 were adversely affected by the mix favoring rentals over sales and the non-performance of certain leases.

         Gross margins from the EECP(R) are dependent on a number of factors, particularly the number of units sold or leased during the period, and by certain fixed period costs including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(R) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

         Selling, general and administrative (SGA) expenses for the nine- and three-month periods ended February 28, 1997 and February 29, 1996 were approximately $3,293,000 and $1,057,000, and $2,358,000 and $856,000,
respectively. The $935,000 increase in SGA expenses for the comparable nine-month period resulted primarily from a $622,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, an increase of $235,000 in marketing and related costs associated with the commercialization of EECP(R) and a $200,000 reserve against uncollectable accounts, offset by $168,000 in costs reported in this category in the prior year, the nature of which are currently allocable to cost of sales since the onset of revenues. The $201,000 increase in SGA expenses for the comparable three-month period resulted primarily from a $178,000 increase in payroll, commissions and related costs associated with a direct national sales force and other operating personnel, and an increase of $61,000 in marketing and related costs associated with the commercialization of EECP(R).

         Research and development (R&D) expenses increased $394,000 and $242,000 for the nine- and three-months ended February 28, 1997 compared to the prior periods. The increase is a result of the timing of commitments and expenses related to the Company's multi-center clinical study for EECP(R). Such commitments and expenses are expected to continue in fiscal 1997.

         The decrease in interest and financing costs is directly attributable to the conversion of debt in June 1996.




Liquidity and Capital Resources

         Working capital at February 28, 1997 decreased $1,554,000 to $3,405,000 as compared to $4,959,000 at May 31, 1996 due to continuing operating losses, offset by proceeds from the exercise of warrants and the cancellation of $239,000 of interest due as a result of the conversion of Notes. During the nine-months ended February 28, 1997, the Company generated net proceeds of $919,000 from the exercise of common stock purchase warrants.

         In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. The first quarter effect of this conversion was to increase stockholders' equity by approximately $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

         In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP(R) system on a non-recourse basis and lease the system to the Company's customers. During the nine-months ended February 28, 1997, approximately 65% of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in the future.

         Management believes that its present working capital position at February 28, 1997 and the ongoing commercialization of EECP(R), some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans at least through February 28, 1998.

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


Date:  April 14, 1997