Form 10-K
period 1997-05-31
VASOMEDICAL INC
filed 1997-08-08
CIK 839087

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

Commission File No. 0-18105

                                VASOMEDICAL, INC.
                (Name of registrant as specified in its charter)

Delaware                                                     11-2871434
(State or other jurisdiction of                              (IRS Employer
of incorporation or organization)                            Identification No.)

180 Linden Avenue, Westbury, New York                        11590
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:          (516) 997-4600

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1997, based on the average price on that date, was $76,798,000. At July 31, 1997, the number of shares outstanding of the issuer's common stock was 47,155,004.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits are incorporated herein by reference as set forth in
Item 13(a)3, Index to Exhibits, in Part IV.

                                     PART I

ITEM ONE - BUSINESS

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

GENERAL

         Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is engaged in the commercialization of EECP(R), a microprocessor-based medical device for the non-invasive, atraumatic treatment of patients with coronary artery disease. EECP(R) is marketed worldwide to hospitals, clinics and other cardiac health care providers.

          In fiscal 1992, the Company, through the purchase of a 55% interest in Vaso Interim Corp. ("Vaso Interim"), acquired the worldwide exclusive marketing rights (except in China) to EECP(R) and agreed to fund the research and development activities of Vasogenics, Inc. ("Vasogenics"), its joint-venture partner in Vaso Interim and sole minority shareholder. Vasogenics held the intellectual property rights to the EECP(R) technology, including patents and manufacturing rights.

          In January 1995, the Company acquired all the capital stock of Vasogenics for stock consideration and the assumption of certain liabilities. In connection with the acquisition, the Company retained certain key employees of Vasogenics who had been involved in the development of the EECP(R) technology.

         EECP(R), which had undergone clinical studies at the State University of New York's University Medical Center at Stony Brook ("Stony Brook"), received marketing clearance from the Food and Drug Administration ("FDA") under a 510(k) premarket notification in February 1995.

         The Company's 61%-owned subsidiary, Viromedics, Inc. ("VMI"), was formed in 1989 to acquire certain rights to an organic compound intended to be used as an anti-viral agent. VMI entered into an agreement with the Albert Einstein College of Medicine ("AECOM") which, as modified in September 1994, assigned its entire rights and interest in the organic compound in exchange for the release of all outstanding financial commitments due AECOM and for 20% of any monetary consideration received by AECOM for VMI's patent rights and know-how, as defined. To date, no monetary consideration has been received by VMI.

THE EECP(R) SYSTEM

General Discussion

         Coronary heart disease ("CHD") is the number one cause of death in the United States. A major complication of CHD is angina pectoris, from which millions of Americans suffer. It is caused by obstruction of arteries which supply the heart muscle with blood. The pain associated with angina pectoris can be disabling, and conventional therapy, when medication fails, consists of invasive procedures, such as percutaneous transluminal coronary angioplasty ("PTCA") and coronary artery bypass grafting ("CABG"). According to a Report of the American College of Cardiology/American Heart Association Task Force on Assessment of Diagnostic and Therapeutic Cardiovascular Procedures, re-occlusion of dilated vessels occurs within six months of PTCA interventions in 30% to 40% of cases (Journal of the American College of Cardiology Vol. 22, No. 7) and localized or diffuse narrowings of vein grafts occur by ten years after CABG (Circulation Vol. 83, No. 3).

         In March 1989, Vasogenics received 510(k) marketing clearance from the FDA for the MC1 model of the EECP(R) system. In February 1995, the Company received 510(k) marketing clearance for its EECP-MC2 model, which incorporated the latest technological improvements of external counterpulsation. Marketing clearance was for use of EECP(R) in the treatment of patients suffering from stable and unstable angina pectoris, acute myocardial infarction and cardiogenic shock. The Company has, however, decided to focus initially only on the stable angina pectoris indication.

         A US patent (which expires in 2005) covering EECP(R) design and functions was issued in June 1988 to Dr. Zheng of Sun Yat-sen University of Medical Sciences in China. This patent was assigned to Vasogenics in September 1991 and it is now owned by the Company. Additional international and domestic patent applications were filed in May 1993. A new US patent was issued in October 1996 and the Company expects international patents to issue during fiscal 1998. Such patents cover several specific enhancements to the current EECP(R) model.

The System
         EECP(R) is an advanced treatment system utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment involves the inflation and deflation of a series of compressive air cuffs applied to the patient's lower extremities - the calves, lower thighs, and upper thighs, including the large vascular beds in the buttocks. Timing for inflation and deflation is regulated by a microprocessor running electrocardiogram ("ECG") signals through sets of algorithms that monitor safety and precision.

         Upon diastole, the cuffs are inflated sequentially and rapidly from the calves proximally, creating a retrograde arterial pressure wave that increases systemic aortic diastolic pressure, coronary perfusion pressure and blood flow. Compression of the vascular beds of the legs also increases venous return. Instantaneous decompression of all cuffs at the onset of systole lowers vascular impedance, thereby decreasing ventricular workload. This latter effect, when coupled with the augmented venous return, raises cardiac output by as much as 63%.

         Patients usually begin to experience symptomatic relief of angina after 15 or 20 hours of a 35-hour treatment regimen. Positive effects are sustained between treatments and usually persist years after completion of a full course of therapy, as reported in the April 15, 1995 issue of the American Journal of Cardiology.

         The mechanism by which EECP(R) produces long-term patient benefits remains uncertain, but thallium-201 and exercise stress test results combined are strongly indicative of an improvement in myocardial perfusion and resolution of ischemic defects. The most logical explanation for these observations is that EECP(R) in some way stimulates collateral vessel recruitment and/or growth. Collateral vessels may be regarded as one of the heart's emergency systems, and can be called upon to open up and also to be extended by new growth, in response to ischemia.

         The contribution of collateral blood flow to total myocardial perfusion has been recognized for decades. Collateral vessels are brought into play by a critical occlusion in a coronary artery. This causes a drop in perfusion pressure distal to the occlusion, which, in turn, creates an increased pressure gradient across the collateral vessel bridging the patent and occluded artery. The increased pressure gradient is believed to be the main reason for recruitment of collateral vessels in the early stages of acute myocardial ischemia. As EECP(R) increases diastolic, and thus coronary perfusion pressure, it would be expected to increase the intensity of the stimulus and thereby enhance the recruitment of latent collateral vessels. However, the fact that most patients do not begin to experience symptomatic benefit until after the second or third week of treatment suggests the possibility that growth of new vessels may also be involved. This could, in turn, result from chronic alteration and resetting of autocrine and endocrine neurohormonal systems, including concentrations of local growth factors. Studies to explore these possibilities are already being planned. Factors such as angiotensin II, endothelin and platelet-derived growth factor ("PDGF") have all been shown to possess both vasoactive and mitotic properties on vascular smooth muscle. It is possible that EECP(R) may cause some resetting of the systems (e.g., baroreceptors) which regulate blood pressure. If these changes were to involve some of the aforementioned factors, they might exert their immediate effects on vascular smooth muscle tone and their long-term effects on vascular smooth muscle mass.

         The results of studies carried out at Stony Brook, supported by previous experience in China, provide the first indications that EECP(R) may stimulate collateral flow in chronic stable angina. In support of this suggestion, it is becoming apparent that the best results with this technique are obtained in patients with at least one patent major epicardial vessel, and who therefore still have the means to develop collaterals. The response rate in patients with severe or diffuse triple-vessel disease has been poor.

         The Company's EECP(R) equipment consists of a control unit, an air compressor, an ECG and pulse monitoring unit, in addition to the series of compressive cuffs that are wrapped around the lower extremities of the patient. The EECP(R) timing logic is controlled by a central microprocessor which obtains signals from the electrical activities of the heart, determines the period for each heart beat, calculates the precise instant when the heart is contracting or relaxing and sends out a signal to control the inflation and deflation valves so as to apply and relieve pressure at the appropriate time.

Clinical Studies

         Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past 40 years in both animal experiments and in patients. The clinical benefits of counterpulsation were less consistently observed in early studies because of equipment that lacked sequential cuff inflation and the computer-controlled operating system that made sequential cuff inflation and other features possible. As the technology improved, however, it became apparent that both internal and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed enhanced sequential device - EECP(R). Not only did a course of treatment with EECP(R) reduce the frequency and severity of anginal symptoms during normal daily functions and also during exercise, but the improvements were sustained for years after therapy.

         These results prompted a group of investigators at Stony Brook to undertake studies with EECP(R) to reproduce the Chinese results, using both subjective and objective endpoints. The first study group consisted of 18 patients with chronic stable angina, despite medical and surgical intervention, as well as evidence, assessed by thallium-201 perfusion imaging, of ischemia during an exercise stress test. EECP(R) treatment was administered for one hour daily for a total of 36 hours over approximately seven weeks. During the course of treatment, all 18 patients experienced substantial subjective improvements in symptoms, and 16 were completely free of angina during normal daily activities. Looking at objective measures of benefit, a comparison of maximal stress test results before and after treatment showed that EECP(R) produced a significant increase (19%) in exercise tolerance in the total patient population.

         Intriguingly, results of thallium-201 scans before and after treatment also showed a complete resolution of perfusion defects in 12 patients (67%) and a decrease in the size of the ischemic zone in another two. Thus, 14 of 18 patients (78%) experienced a reduction in ischemia as assessed by radionuclide imaging.

         A subgroup analysis of exercise stress tests for these patients revealed that EECP(R) not only produced significant improvements in exercise duration (22%), but also increases in double product (peak exercise systolic blood pressure x peak heart rate, a measure of cardiac work). Taking all these results together, the conclusion was that a program of EECP(R) treatment was somehow capable of producing a sustained improvement in myocardial oxygen supply and, hence, an increase in oxygen consumption. The heart was thus able to work harder for longer periods.

         Subsequent data from a group of 50 angina patients who were treated with EECP(R) are consistent with the above results. All of these patients reported a reduction in symptoms and 80% demonstrated improvement by radionuclide testing. Patients with one- or two-vessel disease were significantly more likely to respond than those with three-vessel disease.

         Seventeen of the original 18 patients studied, including 13 of the 14 patients who had previously shown a reduction in myocardial ischemia, were followed up for an average of three years. One of these 13 patients suffered a myocardial infarction, and another underwent a revascularization procedure during the intervening period. Of the remaining 11 patients, all remained free of limiting angina. Ten patients underwent repeat stress thallium testing. In these patients, the mean double product at three years was not significantly different from the baseline value; however, eight patients (80%) demonstrated persistent improvements in the results of thallium scintigraphy.

         Another study of 27 patients with angina pectoris indicated that EECP(R) outpatient therapy appears to exert effects on the heart similar to those achieved by exercise training. After receiving EECP(R), approximately 80% of the patients studied increased the amount of time that they were able to exercise as measured during thallium stress tests. Although exercise usually causes increases in the heart rate and blood pressure, these patients exhibited lower than expected heart rate increases and no significant increases in blood pressure during their stress tests. This indicates that they achieved similar conditioning benefits from EECP(R) as might be expected from engaging in a regular program of exercise.

         In this study, 26 men and one woman received 35 hours of EECP(R). A maximal radionuclide stress test was performed prior to entry into the study. Upon completion of the EECP(R) treatment course, patients were again tested to the same cardiac workload and to maximum effort. The radionuclide imaging results were similar to those reported in previous studies with 78% of patients having a partial or complete resolution of perfusion defects indicating better or normalized blood flow to ischemic areas of the heart.

         Only those who had improved post-EECP(R) radionuclide images demonstrated meaningful increases in maximal exercise times. However, in the "unimproved" group, there was a significant decrease in post-EECP(R) double product, indicating a useful decrease in peripheral vascular resistance. The authors concluded that the two proposed mechanisms of EECP(R), improved stress perfusion of the ischemic myocardium and decreased peripheral vascular resistance, are complementary and may explain the improved exercise tolerance and symptomatic relief sometimes seen in patients with unchanged stress perfusion imaging.

         A five-year follow-up study of morbidity and mortality in 33 angina patients treated with EECP(R) was reported by Stony Brook in April 1997. These patients had received 35 hours of EECP(R) between 1989 and 1996, had documented CHD and had undergone pre- and post-exercise testing. The initial group of 18 patients previously reported at three years of follow-up was included in this expanded cohort. Cardiac angiography had been performed in 18 patients, with 16 of these patients having multi-vessel disease; ten of 33 patients treated had prior myocardial infarction and 13 had undergone either CABG or PTCA, with eight having undergone both treatments. Of the 33 patients treated, 4 died 1-5 years after initial treatment with EECP(R), and complete follow-up data concerning cardiac events was obtained in the 29 surviving patients. Although nine patients required interim hospitalizations for one or more cardiac conditions, which consisted of acute myocardial infarcts (4), new CABG or PTCA (6), other cardiac surgery (1) or unstable angina (1), 20 of the 33 patients treated experienced none of the above 4-7 years post-EECP(R) treatment. Since over 60% of the original cohort of 33 patients with advanced CHD are alive and well and without new events, this five-year follow-up study suggests that EECP(R) is effective both in the short- and long-term therapy of chronic angina pectoris.

         In 1995, the Company began a large randomized, controlled and double-blinded multi-center clinical study ("MUST-EECP") in four leading university hospitals in the United States to further document the extent and circumstances of patient benefits that can be derived from EECP(R) and to gather information to support filings for reimbursement approval. These institutions are: University of California San Francisco, Columbia University College of Physicians & Surgeons at the Columbia-Presbyterian Medical Center in New York, Beth Israel Deaconess Hospital, a teaching affiliate of Harvard Medical School, and Yale University School of Medicine. These institutions were later joined by Loyola University, University of Pittsburgh and Grant/Riverside Methodist Hospitals. MUST-EECP was completed in July 1997 and the Company expects to announce the results in late 1997.

         In fiscal 1998, the Company intends to conduct further studies with EECP(R) in the United States and abroad to expand the patient data base in the treatment of angina, as well as to expand the EECP(R) claim structure, particularly in the area of congestive heart failure and peripheral vascular disease. Moreover, the Company is sponsoring a long-term quality-of-life and resource-utilization study with EECP(R) in the same institutions and with the same patients that participated in MUST-EECP.

The Company's Plans

         The Company's short and long-term plans are to:

         (a) Establish the Company's EECP(R) procedure as a new standard of care in CHD.

         (b) Complete MUST-EECP in order to i) further document the efficacy of EECP(R) in the treatment of patients suffering from CHD and ii) understand more about the patients who can benefit from EECP(R).

         (c) Complete a cost-effectiveness and quality-of-life evaluation of treatment with EECP(R) to justify reimbursement from the Health Care Financing Authority ("HCFA"), State Welfare ("Medicaid") agencies, and commercial insurance companies.

         (d) Engage in a communications campaign to broadly disseminate the results of MUST-EECP and focus marketing strategies and programs to teaching hospitals, managed care organizations and major cardiology practices.

         (e) Complete a distribution network in international markets.

         (f) Expand the EECP(R) clinical research program to confirm new claims (e.g., use in congestive heart failure, peripheral vascular disease and early acute myocardial infarction).

         (g) Use the Company's proprietary technology to develop upgrades of the current EECP(R) model and create new products for use in cardiovascular medicine.

Glossary of Terms

Acute Myocardial Infarction - heart attack

Angina Pectoris - literally "chest pain"

Cardiogenic shock - severe reduction in blood pressure owing to weak pumping action of the heart

Collateral circulation - the use (recruitment) of small supplemental, usually unused channels through which blood can be made to flow when normal blood supply is impeded because of obstructions in coronary arteries

Coronary Artery Bypass Graft or CABG - a surgical transplant of a vein to connect the aorta with an obstructed coronary artery

Coronary arteries - those that supply blood to the heart muscle

Diastole - rest period during which the heart chambers fill with blood and the heart muscle receives most of its supply of oxygen and other nutrients

Enhanced External Counterpulsation or EECP(R) - "Enhanced" describes the
   Company's proprietary system which increases the level of diastolic augmentation by 40-50% over that of earlier devices

Ischemia - lack of blood supply

Occlusion - blockage of blood vessels

Percutaneous Transluminal Coronary Angioplasty or PTCA - insertion of a wire into a coronary artery to which a balloon or other instrument is attached for the purpose of widening a narrowed vessel

Stenosis - the narrowing of a blood vessel's diameter

Systole - contracting period during which the heart is pumping blood to the rest of the body

Thallium - an imaging medium used to detect areas of ischemia within the heart muscle

COMPETITION

         Presently, Vasomedical is aware of only one competitor with an external counterpulsation device. The Company believes that this competitor's involvement in the market is very limited. There can be no assurance, however, that other companies will not enter the intended market for EECP(R). Such companies may have substantially greater financial, manufacturing, marketing and technological resources than those possessed by the Company and may, therefore, succeed in developing products or technologies that are more effective than those offered by the Company and that would render the Company's technology and existing products obsolete or noncompetitive.

GOVERNMENT REGULATION

         The EECP(R) system is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States.

         If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Pursuant to recent amendments to the law, the FDA can now require clinical data or other evidence of safety and effectiveness. The FDA may have authority to deny the marketing clearance if the device is not shown to be safe and effective even if the device is "substantially equivalent" to a device marketed prior to May 28, 1976. The Company's EECP(R) system can be marketed in the United States based on the FDA's determination of substantial equivalence. There can be no assurance that the Company's EECP(R) system will not be reclassified in the future by the FDA and subject to additional regulatory requirements.

         If substantial equivalence cannot be established or if the FDA determines that a more extensive review of the device is in order, the FDA will require the manufacturer to submit a PMA application that must be fully reviewed and approved by the FDA. Management does not believe that the EECP(R) system will ultimately require PMA approval for continued commercialization; however, the Company so designed the protocol for MUST-EECP as to be able to generate some of the data needed in the event that a PMA is required at some future date.

         Typically it takes one year from the date of filing to complete the PMA review and approval process. There can be no assurance that the FDA would not take more than one year to review and approve the EECP(R) application and there can be no assurance that EECP(R) would receive PMA approval.

         In most countries to which the Company seeks to export the EECP(R) system, it must first obtain documentation from the local medical device regulatory authority stating that the marketing of the device is not in violation of that country's medical device laws. The regulatory review process varies from country to country. Presently, the Company is in the process of applying for regulatory approval of the EECP(R) system overseas.

         There can be no assurance that all the necessary FDA clearances, including approval of any PMA application that may eventually be required, and overseas approvals will be granted for EECP(R), its future-generation upgrades or newly developed products, on a timely basis or at all. Delays in receipt of or failure to receive such clearances could have a material adverse effect on the Company's financial condition and results of operations.

THIRD PARTY REIMBURSEMENTS

         Health care providers, such as hospitals and physicians, that purchase or lease medical devices, such as the EECP(R), for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Even if a device has FDA approval, Medicare and other third-party payers may deny reimbursement if they conclude that the device is not cost-effective, is experimental or is used for an unapproved indication.

         The Company is currently engaged in discussions with several large health care insurers. Although it is unlikely that insurers will grant blanket coverage for EECP(R) before the results of the Company's multi-center study are published, the Company will continue to pursue this goal vigorously in fiscal 1998. At a minimum, the Company believes that this dialogue will continue to define circumstances wherein insurers would consider reimbursement on a case-by-case basis and create a pathway for rapid review of new data as they become available. To date, there have been many such reimbursements. In anticipation of receiving broad-based reimbursement, the Company will pursue, through the cardiology profession, the establishment of a Current Procedural Code ("CPT"). Although such code is not essential and there is no assurance that a new code will be issued, the Company believes that having an up-to-date CPT code will accelerate the processing of insurance claims.

         The unavailability of third-party coverage or the inadequacy of the reimbursement for treatment procedures using EECP(R) would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company.

INSURANCE

         The Company currently carries product liability insurance of $5,000,000. However, there can be no assurance that it will be able to continue to secure such insurance in adequate amounts or at reasonable premiums. Product liability insurance costs have been increasing rapidly and dramatically during the last few years and many carriers are reducing coverage, insisting upon large deductibles and contributions to defense costs, and abandoning lines. Should the Company be unable to secure adequate product liability insurance, its business could be seriously damaged by claims arising out of the allegedly improper manufacture or use of its products.

PATENTS AND TRADEMARKS

         The Company has received two US patents with respect to EECP(R) expiring 2005 and 2013, respectively. In May 1993, international patent applications were filed and the Company expects some patents to issue during fiscal 1998. Additionally, trademarks have been registered for the names "EECP", "Future Care", "Drug Free" and "Where the Future of Medicine is Today". The loss of the Company's EECP(R) patents and trademark could have a material adverse effect upon the Company's business.

EMPLOYEES

         As of July 1, 1997, the Company and its subsidiaries employed twenty-six persons on a full-time basis consisting of its five executive officers, eight salespersons, nine clinical, manufacturing and service professionals/technicians, and four administrative personnel.


ITEM TWO - PROPERTIES

         The Company maintains its office and warehouse at 180 Linden Avenue, Westbury, New York 11590, where approximately 18,000 square feet of space is leased from a non-affiliated landlord through October 31, 2000 at an annual cost of approximately $120,000. Upon the expiration of the lease, the Company, at its option, may renew the lease for an additional five-year period or purchase the facility at fair market value, as defined.

ITEM THREE - LEGAL PROCEEDINGS

         In February 1995, the Company received a subpoena duces tecum from the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company has complied with the request for such documents. Whatever the ultimate objectives of the Commission's fact-finding inquiry may be, the Company intends to cooperate as the investigation proceeds. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.


                                     PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol VASO. The table below sets forth the range of high and low bid prices of the Common Stock as reported by Nasdaq for the fiscal periods specified. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The approximate number of record holders of Common Stock as of July 31, 1997 was 708.

                                                     Fiscal 1997                 Fiscal 1996
                                                 High          Low          High            Low
                                                 ----          ---          ----            ---
First Quarter                                  4-5/16        2-3/8         1-3/4            3/4
Second Quarter                                 3-1/16      1-15/16         1-5/8          23/32
Third Quarter                                 2-25/32       1-9/16        1-5/16            3/4
Fourth Quarter                                 2-9/16      1-17/32       2-17/32         1-5/16

         The last bid price of the Company's Common Stock on July 31, 1997 was $1-3/4 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems appropriate. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems appropriate.

ITEM SIX - SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the five years ended May 31, 1997 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.

                                                                          YEAR ENDED MAY 31,
                                                      1997             1996             1995             1994             1993
STATEMENT OF OPERATIONS

Revenues (1)                                     $  2,096,562     $  2,683,128     $          -     $  1,370,257     $    979,245
                                                 ------------     ------------     ------------     ------------     ------------

Cost of sales and services                          1,020,047          609,136                           404,471           35,313
Selling, general & administrative expenses          4,155,552        3,738,789        2,172,555        4,373,623        5,007,263
Research and development expenses                   1,045,184          364,455          598,178          443,850          896,240
Depreciation and amortization                         333,482          269,443          117,851          433,390          331,840
Provision for losses                                  225,000                           318,000
Minority interests in net losses of
subsidiaries                                                                                            (221,587)        (173,701)
Net loss (gain) on sale or disposition of
subsidiary stock                                                                                         780,299         (900,000)
Interest and financing costs                            8,511          515,451            2,523            3,261          237,500
Interest and other income, net                       (174,810)        (171,001)         (91,813)         (35,897)         (98,285)
                                                 ------------     ------------     ------------     ------------     ------------
                                                    6,612,966        5,326,273        3,117,294        6,181,410        5,336,170
                                                 ------------     ------------     ------------     ------------     ------------
Net loss                                         $ (4,516,404)    $ (2,643,145)    $ (3,117,294)    $ (4,811,153)    $ (4,356,925)
                                                 ------------     ------------     ------------     ------------     ------------

Net loss per common share                        $       (.10)    $       (.07)    $       (.10)    $       (.20)    $       (.21)
                                                 ------------     ------------     ------------     ------------     ------------

Weighted average common shares outstanding
                                                   46,297,142       39,226,258       30,519,640       24,011,515       20,871,453
                                                 ------------     ------------     ------------     ------------     ------------

BALANCE SHEET

Working capital                                  $  1,981,331     $  4,958,973     $    747,070     $  1,410,114     $  2,750,320
                                                 ------------     ------------     ------------     ------------     ------------
Total assets                                     $  4,175,021     $  8,246,151     $  2,753,138     $  2,122,046     $  9,258,143
                                                 ------------     ------------     ------------     ------------     ------------
Long-term debt                                   $          0     $  3,725,000     $          0     $          0     $          0
                                                 ------------     ------------     ------------     ------------     ------------
Minority interests                               $          0     $          0     $          0     $          0     $    697,508
                                                 ------------     ------------     ------------     ------------     ------------
Stockholders' equity (2)                         $  3,020,962     $  3,091,094     $  2,259,991     $  1,528,031     $  4,182,970
                                                 ------------     ------------     ------------     ------------     ------------

-------------------

(1) Substantially all revenues from fiscal 1994 and 1993 were generated from subsidiaries which have been disposed of.

(2) No cash dividends were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended May 31, 1997 and 1996

         The Company generated revenues from the sale and lease of its EECP(R) device of $2,097,000 and $2,683,000 for the years ended May 31, 1997 and 1996, respectively. The Company incurred net losses of $4,516,000 and $2,643,000 for fiscal 1997 and 1996, respectively. Quarterly fiscal 1997 revenues did not continue at the level achieved in the last quarter of fiscal 1996, which the Company believes is a result of the continuing absence of blanket reimbursement coverage for EECP(R) and the inability or unwillingness of certain patients to pay for treatment. Management believes another factor is that many cardiologists interested in becoming providers of EECP(R) are awaiting the announcement of the Company's multicenter clinical study due to occur during the first half of fiscal 1998. Moreover, quarterly results in fiscal 1997 were adversely affected by the mix favoring rentals over sales and the non-payment of certain leases. Although there can be no assurances that EECP(R) will be successfully commercialized, the Company expects to generate increasing revenues in fiscal 1998, including the expansion of EECP(R) in international markets.

         Gross margins from the EECP(R) are dependent on a number of factors, particularly the number of units sold or leased during the period, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(R) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

         Selling, general and administrative (SGA) expenses for the years ended May 31, 1997 and 1996 were approximately $4,156,000 and $3,739,000, respectively. The $417,000 increase in SGA expenses for the comparable fiscal period resulted primarily from a $732,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, offset by $168,000 in costs reported in this category in the prior year, the nature of which are currently allocable to cost of sales and services since the onset of revenues.

         Research and development (R&D) expenses increased $681,000 compared to the prior fiscal period. The increase is the result of commitments and expenses related to the Company's multi-center clinical study for EECP(R) which was completed July 1997, the initiation of the development of the next generation model of EECP(R), and commitments and expenses related to a continuing quality-of-life and resource utilization study being conducted in parallel with the multicenter clinical study. Such commitments and expenses related to the aforementioned parallel study (which includes a long-term follow-up phase) and the continuing mechanical and clinical development of EECP(R) are expected to continue in fiscal 1998.

         The decrease in interest and financing costs is directly attributable to the conversion of debt in June 1996.

Fiscal Years Ended May 31, 1996 and 1995

         The Company generated revenues from the sale and lease of its EECP(R) device during fiscal 1996 of $2,683,000. No revenues were generated in fiscal 1995. The Company incurred net losses of $2,643,000 and $3,117,000 for the years ended May 31, 1996 and 1995, respectively.

         Approximately $2,284,000 of the Company's fiscal 1996 revenues were generated in the fourth quarter resulting in the first profitable quarter from operations in the Company's history. Net earnings for the quarter were $119,000.

         Gross margins from the EECP(R) are dependent on a number of factors, particularly the number of units sold or leased during the period, and by certain fixed period costs, including facilities, payroll and insurance. Furthermore, gross margins are affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(R) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

         Selling, general and administrative (SGA) expenses for the years ended May 31, 1996 and May 31, 1995 were approximately $3,739,000 and $2,173,000, respectively. The $1,566,000 increase in SGA expenses for the fiscal year resulted primarily from a $870,000 increase in payroll and related costs associated with the addition of management, employment of a direct national sales force and other operating personnel, particularly those formerly employed by Vasogenics, which was acquired in January 1995, and an increase of $514,000 in marketing and related costs associated with the commercial introduction of EECP(R).

         The increase in depreciation and amortization expense of $152,000 for the year ended May 31, 1996 was primarily related to the amortization of goodwill relating to the Vasogenics acquisition in January 1995.

         Research and development (R&D) expenses decreased $234,000 for the year ended May 31, 1996. The decrease is a result of i) the expiration of contractual obligations to support the activities of Vasogenics as a result of the Company's acquisition of Vasogenics in January 1995 and ii) the timing of commitments and expenses related to the Company's multicenter clinical study for EECP(R). Such commitments and expenses are expected to continue in fiscal 1997.

         The increase in interest and financing costs is directly attributable to interest accrued and amortization of deferred loan costs in connection with the July 1995 debt issuance.

         Investment income increased during fiscal 1996 due to the Company's increased cash and investment position resulting from the July 1995 debt issuance, as well as from proceeds generated from the exercise of warrants.


Liquidity and Capital Resources

         Working capital at May 31, 1997 decreased $2,978,000 to $1,981,000 as compared to $4,959,000 at May 31, 1996 due to continuing operating losses, offset by proceeds from the exercise of warrants and the cancellation of $239,000 of interest due as a result of the conversion of Notes. During the year ended May 31, 1997, the Company generated net proceeds of $942,000 from the exercise of common stock purchase warrants.

         In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. The first quarter effect of this conversion was to increase stockholders' equity by approximately $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

         In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP(R) system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1997, approximately 54% of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in the future.

         Subsequent to fiscal 1997, the Company has generated net proceeds of $241,000 from the exercise of common stock purchase warrants. In addition, on June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of approximately $2,800,000. See Note I in "Notes To Consolidated Financial Statements."

         Management believes that its present working capital position at May 31, 1997, along with its recently completed convertible preferred stock financing and the ongoing commercialization of EECP(R), some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans at least through May 31, 1998.

ITEM EIGHT - FINANCIAL STATEMENTS

         The consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.





                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers as of July 31, 1997 were as follows:

                                                    POSITION HELD
NAME                                AGE             WITH THE COMPANY
----                                ---             ----------------
Abraham E. Cohen (2)(8)             61              Chairman of the Board
Anthony Viscusi (1)(4)              64              President, Chief Executive Officer and
                                                     Director
Eugene H. Glicksman (2)(4)          57              Executive Vice President and Director
John C.K. Hui (2)(7)                50              Senior Vice President, R&D and
                                                     Manufacturing, and Director
Anthony E. Peacock                  56              Vice President, Marketing/Clinical Affairs
Joseph A. Giacalone                 33              Secretary and Treasurer
Alexander G. Bearn (3)(6)(7)        72              Director
David S. Blumenthal (3)(7)          45              Director
Francesco Bolgiani (3)(5)(6)        58              Director
Kenneth W. Rind (3)(5)              61              Director
E. Donald Shapiro (1)(4)(5)(6)      65              Director
Zhen-sheng Zheng (1)(7)             66              Director

---------------------------
(1) Member of Class I, to serve until the 1999 annual meeting of stockholders.

(2) Member of Class II, to serve until the 1997 annual meeting of stockholders.

(3) Member of Class III, to serve until the 1998 annual meeting of stockholders.

(4) Member of Executive Committee. The Executive Committee was established to advise the Board of Directors and make recommendations on matters relating to the business and operations of the Company.

(5) Member of Audit Committee. The audit committee reviews annual financial statements and engages in discussions with the Company's independent public accountants with respect to the scope and results of the Company's internal accounting controls and the professional services rendered by the independent public accountants of the Company.

(6) Member of Compensation Committee. The compensation committee recommends compensation for the officers and key employees, including incentive plans and the granting of options.

(7) Member of Medical Advisory Committee. The Medical Advisory Committee acts in an oversight capacity with respect to medical issues and the Company's ongoing clinical programs.

(8) Ex-officio member of all committees.

PRINCIPAL OCCUPATIONS OF DIRECTORS

         Dr. Alexander G. Bearn has been a director of the Company since November 14, 1994. Dr. Bearn is a physician, scientist and author who has had distinguished careers in academe and industry. Since 1966, Dr. Bearn has been an adjunct professor at Rockefeller University. He has been Chairman of the Department of Medicine of Cornell University Medical College and Senior Vice President of Medical and Scientific Affairs at Merck International. He serves on many boards, including the Board of Trustees of Rockefeller University and of the Howard Hughes Medical Institute. Dr. Bearn also serves on the board of Biogen, Inc., a public company.

         Dr. David S. Blumenthal has been a director of the Company since June 30, 1994. Dr. Blumenthal has been a practicing cardiologist in the State of New York since 1981 and is affiliated with New York Hospital-Cornell Medical Center.

         Francesco Bolgiani has been director of the Company since December 5, 1995. Mr. Bolgiani has been President of Banca del Gottardo of Lugano, Switzerland from 1980 to 1994 and Deputy Chairman of the Board of Directors of Banca del Gottardo since 1994.

         Abraham E. Cohen has been Chairman of the Board since June 30, 1994 and a director of the Company since June 4, 1993, and is presently an independent consultant. He retired in 1992 as Senior Vice President of Merck & Co., Inc., a position he had since 1985. From 1979 to 1989, Mr. Cohen was also President of Merck Sharp & Dohme International, a division of Merck & Co., Inc. Mr. Cohen is a director of the following public companies: Agouron Pharmaceuticals, Inc., Akzo Nobel Nv., Teva Pharmaceutical Industries, Ltd., Neurobiological Technologies, Inc., Vion Pharmaceuticals, Inc., Blue Stone Capital Partners, LP and Travellers Series Fund, Inc.

         Eugene H. Glicksman has been Executive Vice President of the Company since July 1, 1994. Mr. Glicksman was President of the Company from February 2, 1994 to June 30, 1994 and Executive Vice President and Secretary from March 1992 to February 2, 1994. Mr. Glicksman has been a director of the Company since its inception in July 1987.

         Dr. John C.K. Hui has been a director and Senior Vice President of the Company since February 2, 1995. Dr. Hui has been an Assistant Professor in the Department of Surgery in the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was president of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by the Company in January 1995.

         Dr. Kenneth W. Rind has been a director of the Company since February 2, 1995. Dr. Rind has been Chairman of Oxford Venture Corporation, an independent venture capital company since 1981. Previously, Dr. Rind was a principal at Xerox Development Corporation for five years where he was responsible for acquisitions and venture capital investments. From 1970 to 1976, he was Vice President-Corporate Finance at Oppenheimer & Co., Inc. He is also a director of ESC Medical Systems, Inc., Computer Power, Inc., Alpha Technologies, Inc. and several private companies.

         E. Donald Shapiro has been a director of the Company since June 4, 1993. Mr. Shapiro has been the Joseph Solomon Distinguished Professor of Law since 1983 and is a former Dean of The New York Law School, as well as a Supernumerary Fellow of St. Cross College at Oxford University, England. He has authored numerous books and articles in the field of medicine and law and is a recipient of honors and awards both in the United States and overseas. Mr. Shapiro is a director of the following public companies: Loral Space and Communications, Inc. (formerly Loral Corporation), Bank Leumi Trust Co., Premier Laser Systems, Inc., Eyecare Products PLC, Kranzco Realty Trust, Vion Pharmaceuticals, Inc., Cafe USA, Telepad Corporation and United Industrial Corporation.

         Anthony Viscusi has been President, Chief Executive Officer and director of the Company since his employment on June 30, 1994. Mr. Viscusi was Senior Vice President, Worldwide Marketing for the AgVet division of Merck & Co., Inc. from 1987 to 1993. In 1961, Mr. Viscusi joined the international human health division of Merck, in which he spent most of his career in various general management positions, after having taught at Columbia, Wesleyan and Princeton universities. Mr. Viscusi is a director of Mallinckrodt, Inc.

         Dr. Zhen-sheng Zheng has been a director of the Company since February 2, 1995. Since 1986, Dr. Zheng has been Director of the Cardiovascular Research Institute at Sun Yat-sen University of Medical Sciences in Guangzhou, China. Dr. Zheng has been associated with Sun Yat-sen University since 1972 in various capacities and is also presently Chairman of the National Laboratory for Assisted Circulation Research in China. Dr. Zheng was a principal stockholder of Vasogenics, Inc. prior to its acquisition by the Company in January 1995.


ITEM ELEVEN - EXECUTIVE COMPENSATION

         The following summary sets forth the compensation paid or accrued by the Company during the years ended May 31, 1997, 1996 and 1995 to its Chief Executive Officer and other named Executive Officers. Named Executive Officers, other than the Chief Executive Officer, have been included only to the extent that such individual's compensation exceeded $100,000 in any such year.




SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                      --------------------------------------------
                                       Annual Compensation                       Awards               Payouts
                              --------------------------------------  ---------------------------   --------------
                                                               Other    Restricted  Shares Covered    Long Term
Name and                                                      Annual      Stock        By Option    Incentive Plan     All Other
Principle Position     Year   Salary (1)     Bonus      Compensation    Awards (2)       Grants       Payout         Compensation
------------------     ----   ----------     -----      ------------    ----------       ------       ------         ------------
Anthony Viscusi        1997    $168,333           --         --               --         150,000         --               --
President & CEO        1996    $150,000           --         --               --              --         --               --
                       1995    $137,500           --         --               --       1,000,000         --               --

Eugene H. Glicksman    1997    $145,000           --         --       $  169,813              --         --               --
Executive VP           1996    $145,000           --         --       $  169,813              --         --               --
                       1995    $133,333           --         --       $  169,812              --         --               --

John C.K. Hui          1997    $139,167           --         --               --         150,000         --               --
Senior VP              1996    $130,000           --         --               --              --         --               --
                       1995    $ 43,333           --         --               --         300,000         --               --

Anthony E. Peacock     1997    $149,167           --         --               --         150,000         --               --
VP                     1996    $140,000           --         --               --              --         --               --
                       1995    $ 49,584           --         --               --         300,000         --               --

Joseph A. Giacalone    1997    $107,183           --         --               --         105,000         --               --
Secretary/Treasurer    1996    $ 85,000           --         --               --              --         --               --
                       1995    $ 85,000           --         --               --         200,000         --               --


---------------
(1) Dr. Hui's salary includes payments received by him from the Research Foundation of the State University of New York at Stony Brook under a grant funded by the Company.

(2) Represents value of common stock issued in 1993 to Mr. Glicksman under a stock bonus arrangement providing for vesting of 950,000 shares over five years.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth the number of options granted to the Company's named Executive Officers in fiscal 1997.

                                                                                       Potential Realizable
                                                                                       Value at Assumed
                                                                                       Annual Rates of Stock
                                                                                       Price Appreciation
                                       Individual Grants                               for Option Term
                    -------------------------------------------------------------------------------------------
                    Total Number
                    of Securities    % of Total
                    Underlying       Options/SARs    Exercise
                    Options/SARs     to Employees    Price         Expiration
Name                Granted (#)      in Fiscal Year  ($/share)        Date                5%             10%
----                -----------      --------------  ---------        ----                --             ---
                           (1)
Anthony Viscusi       150,000             19%            $3.44        5/31/06          $324,000        $822,000
John C.K. Hui         150,000             19%            $3.44        5/31/06          $324,000        $822,000
Anthony E. Peacock    150,000             19%            $3.44        5/31/06          $324,000        $822,000
Joseph A. Giacalone   105,000             13%            $3.44        5/31/06          $227,000        $575,000

(1) Represents ten-year, non-qualified stock options that vest equally over three years commencing June 1, 1997. Such vesting is contingent upon continued employment with the Company.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND F/Y-END OPTION VALUES

         The following table sets forth information for each of the named Executive Officers with respect to the value of options or warrants exercised during the fiscal year ended May 31, 1997 and the value of outstanding and unexercised options or warrants held as of May 31, 1997, based upon the market value of the Common Stock of $1-11/16 per share on that date.

                                                                                                      Value of Unexercised
                                                           Number of Options at                       In-the-Money Options
                                                             Fiscal Year End                          at Fiscal Year End (2)
                      Share Acquired   Value                 ---------------                          ----------------------
Name                  on Exercise (#)  Realized (1)    Exercisable        Unexercisable         Exercisable          Unexercisable
----                  ---------------  ------------    -----------        -------------         -----------          -------------
Anthony Viscusi              -              -            500,000             650,000             $618,750              $618,750
John C.K. Hui                -              -            200,000             250,000             $255,500              $127,750
Anthony E. Peacock           -              -            150,000             300,000             $196,875              $196,875
Joseph A. Giacalone          -              -            270,000             155,000             $285,375              $63,875

(1) Represents the difference between the closing price of the Common Stock and the exercise price of the options on the date of exercise multiplied by the number of shares acquired upon exercise. The calculation does not reflect the effects of any income taxes which may be due on the value realized. (2) Represents the difference between the closing market price of the Common Stock at May 31, 1997 of $1-11/16 per share and the exercise price per share multiplied by the number of in-the-money options at May 31, 1997.

EMPLOYMENT AGREEMENTS

         The Company maintains employment agreements with its executive officers, expiring at various dates through January 1999. Such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.

         In July 1994, in connection with an employment agreement with its newly appointed President and Chief Executive Officer, the Company issued five-year warrants to purchase 1,000,000 shares of its common stock at $.45 per share (which approximated market value at the date of grant) vesting at 25% per year beginning June 30, 1995. Such vesting is contingent upon his continued employment with the Company.

          In October 1994, the Company settled an employment commitment through December 1997 with its former Chairman and President, aggregating $244,000, for $35,000. In addition, this former officer forfeited 570,000 shares of the Company's common stock issued as a stock bonus in December 1992 which had not vested at the settlement date. This former officer also resigned from the Company's Board of Directors.

         In December 1994, the Company settled an employment commitment through November 1996 with its former Vice President - Finance, aggregating $190,000, for $75,000. This former officer also resigned from the Company's Board of Directors.

         In January 1995, in connection with an employment agreement with its recently appointed Vice President of Marketing, the Company issued five-year warrants to purchase 300,000 shares of its common stock at $.38 per share (which approximated market value at the date of grant) vesting at 25% per year beginning January 1996. Such vesting is contingent upon his continued employment with the Company.

         In February 1995, in connection with an employment agreement with its recently appointed Senior Vice President of R&D and Manufacturing, the Company issued five-year warrants to purchase 300,000 shares of its common stock at $.40 per share (which approximated market value at the date of grant) vesting at 33% per year beginning February 1996. Such vesting is contingent upon his continued employment with the Company.

         Also in February 1995, the Company issued five-year warrants to its Treasurer to purchase 200,000 shares of the Company's common stock at $.41 per share (which approximated market value at the date of grant) with 50,000 such shares vested immediately and the remainder vesting at 33% per year beginning February 1996. Such vesting is contingent upon his continued employment with the Company.

1992 NON-QUALIFIED STOCK OPTION PLAN

         In June 1993, the Company's stockholders approved a 1992 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") for officers, directors, employees and consultants of the Company, for which the Company had reserved an aggregate of 1,500,000 shares of common stock. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. In November 1994, the Company's Board of Directors terminated the Non-Qualified Plan. No other options have been granted under the Non-Qualified Plan and 25,000 options were outstanding as of the termination date of which 20,000 remain exercisable through November 1998.

1995 STOCK OPTION PLAN

         In May 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan") for officers and employees of the Company, for which the Company has reserved an aggregate of 1,500,000 shares of common stock. The 1995 Option Plan provides that it will be administered by a committee of the Board of Directors of the Company and the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1995 Option Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1995 Option Plan expires March 8, 2005. At May 31, 1997, 912,000 options had been granted, of which 892,000 are outstanding under the 1995 Option Plan.

OUTSIDE DIRECTOR STOCK OPTION PLAN

         In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the "Director Plan") for non-employee directors ("Outside Directors") of the Company, for which the Company has reserved an aggregate of 300,000 shares of common stock. The Director Plan will be administered by the Board of Directors of the Company. In accordance with the terms of the Director Plan, each outside director will be granted ten-year, non-qualified stock options commencing June 1, 1995, and on the first day of each June thereafter, to purchase those number of shares of the Company's common stock having a market value of $10,000 at the average closing price of the common stock on NASDAQ or such other exchange upon which the Company's stock is listed for the five trading days immediately preceding the date of grant. Options granted to each Outside Director shall vest after one year, subject to forfeiture under certain conditions. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. On June 1, 1997, 1996 and 1995, options to purchase an aggregate of 39,550 shares, 31,675 shares, and 77,418 shares of common stock, respectively, at $1.77, $2.21, and $.78 per share, respectively, were granted to outside directors.

SHAREHOLDER RIGHTS PLAN

          In March 1995, the Company's Board of Directors approved a Shareholder Rights Plan, under which a dividend distribution of one Right for each outstanding share of the Company's common stock is authorized. Each Right will entitle shareholders of record on May 9, 1995 to purchase one-half share of common stock at a 50% discount to market price if a person or group acquires 20% or more of the Company's outstanding stock. At present, the Company is not aware of any such person or group seeking to acquire 20% or more of the Company's outstanding common stock.

DIRECTOR'S FEES

         It has been the policy of the Company to grant fees of $1,000 per meeting to each outside director who attends a regularly scheduled or special meeting of its Board of Directors. Messrs. Cohen and Shapiro do not receive per-meeting fees but monthly fees of $2,500. In addition, the Company reimburses out-of-state directors for their cost of travel and lodging to attend such meetings.

LIMITATION ON LIABILITY OF OFFICERS AND DIRECTORS

         The Company has entered into indemnification agreements with each of its current officers and directors pursuant to which it has agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.


ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 31, 1997, the number of shares and percentage of the Company's Common Stock owned, of record and beneficially, by all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, by each officer and director of the Company and by all officers and directors as a group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person upon the exercise of outstanding options and warrants, are considered outstanding, but shall not be deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each of the persons set forth below has sole investment and voting power for the shares of Common Stock listed therein.

Name and address of                                       Common Stock
Beneficial Owner                                     Beneficially Owned (1)(2)
------------------------------------------------------------------------------
Dr. Alexander G. Bearn (9)(12)(14)(20)                     117,428 shs.  *
1230 York Avenue
New York, New York  10021

Dr. David S. Blumenthal (9)(11)(14)(20)                    117,428 shs.  *
407 East 70th Street
New York, New York  10021

Francesco Bolgiani (15)(20)                                204,525 shs.  *
viale Franscini 8
Lugano, Switzerland CH-6901

Abraham E. Cohen  (4)(5)(8)(14)(20)                        642,428 shs.  (1.4%)
100 United Nations Plaza
New York, New York  10017

Joseph A. Giacalone (6)(7)(19)                             308,000 shs.  *
180 Linden Avenue
Westbury, New York  11590

Name and address of                                       Common Stock
Beneficial Owner                                     Beneficially Owned (1)(2)
------------------------------------------------------------------------------
Eugene H. Glicksman (3)(21)                               1,593,330 shs.  (3.4%)
180 Linden Avenue
Westbury, New York  11590

Dr. John C. K. Hui (17)(18)                               1,210,000 shs.  (2.6%)
180 Linden Avenue
Westbury, New York  11590

Anthony E. Peacock (16)(18)                                 229,000 shs.  *
180 Linden Avenue
Westbury, New York  11590

Dr. Kenneth W. Rind (10)(14)(20)                            267,428 shs.  *
315 Post Road West
Westport, Connecticut  06880

E. Donald Shapiro (4)(5)(8)(14)(20)                         652,428 shs.  (1.4%)
57 Worth Street
New York, New York  10013

Anthony Viscusi (13)(18)                                    925,000 shs.  (1.9%)
180 Linden Avenue
Westbury, New York  11590

Dr. Zhen-sheng Zheng (14)(20)                               117,428 shs.  *
74 Zhangshan Road II
Guangzhou,  510089
P.R. China

Directors and executive officers
  as a group (12 persons)                                 6,384,423 shs.  (12.7%)



----------

*        Less than 1% of the Company's Common Stock

(1) No officer or director owns more than one percent of the issued and outstanding Common Stock of the Company unless otherwise indicated. Ownership represents sole voting and investment power.

(2) Includes Common Stock issuable under stock options and warrants which are exercisable within 60 days.

(3) Mr. Glicksman may be deemed a "parent" and "promoter" of the Company as those terms are defined in the Rules and Regulations under the Securities Act of 1933.

(4) Includes warrants to purchase 150,000 shares of Common Stock at $1.50 per share expiring in September 1997.

(5) Includes warrants to purchase 200,000 shares of Common Stock at $1.03 per share expiring in November 1998.

(6) Includes warrants to purchase 150,000 shares of Common Stock at $.41 per share expiring in February 2000.

(7) Includes warrants and stock options to purchase 120,000 shares of Common Stock at $.91 per share expiring in November 1998.

(8) Includes warrants to purchase 150,000 shares of Common Stock at $.45 per share expiring in June 1999.

(9) Includes warrants to purchase 50,000 shares of Common Stock at $1.50 per share expiring in March 1998.

(10) Includes warrants to purchase 250,000 shares of Common Stock at $.40 per share expiring in February 2000.

(11) Includes warrants to purchase 50,000 shares of Common Stock at $.45 per share expiring in June 1999.

(12) Includes warrants to purchase 50,000 shares of Common Stock at $.28 per share expiring in November 1999.

(13) Includes warrants to purchase 750,000 shares of Common Stock at $.45 per share expiring in June 2000.

(14) Includes currently exercisable options to purchase 12,903 shares of Common Stock at $.78 per share expiring in May 2005 granted pursuant to the Outside Director Stock Option Plan.

(15) Includes 200,000 shares of Common Stock owned by a company in which Mr. Bolgiani and his wife have a 50% ownership interest.

(16) Includes warrants to purchase 150,000 shares of Common Stock at $.38 per share expiring in January 2000.

(17) Includes warrants to purchase 200,000 shares of Common Stock at $.40 per share expiring in February 2000.

(18) Includes options to purchase 50,000 shares of Common Stock at $3.44 per share expiring in May 2006.

(19) Includes options to purchase 35,000 shares of Common Stock at $3.44 per share expiring in May 2006.

(20) Includes currently exercisable options to purchase 4,525 shares of Common Stock at $2.21 per share expiring in May 2006 granted pursuant to the Outside Director Stock Option Plan.

(21) Includes 1,440,000 shares owned by Mr. Glicksman's wife and 153,330 shares owned by Mr. Glicksman children, as to which Mr. Glicksman disclaims beneficial ownership.


ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the period June 1994 through January 1995, the Company has issued five-year warrants to several of its existing or newly appointed directors to purchase an aggregate of 825,000 shares of its Common Stock for prices ranging from $.28 to $.45 per share (market value at the date of issuance) expiring in various amounts between June 1999 and February 2000 for services rendered or to be rendered to the Company. See "Security Ownership".

         In December 1994, the Company sold 500,000 shares of its Class A Preferred Stock, aggregating $400,000 cash, to five individuals including Messrs. Viscusi, Cohen and Shapiro. The price paid per preferred share (of $.80 per share) was at a premium to its then Common Stock equivalent price per share. Each share of the Preferred Stock was entitled to two votes per share and was convertible, at the holder's option, into two shares of Common Stock. The Preferred Stock is senior to the Common Stock with respect to liquidation rights; however, the Preferred Stock is not entitled to any dividends. On May 31, 1995, all such shares of Preferred Stock were converted into Common Stock according to the terms of the Preferred Stock.

         In January 1995, the Company acquired all of the outstanding capital stock of Vasogenics, Inc., the sole minority shareholder of the Company's Vaso Interim Corp. subsidiary, for 5,000,000 shares of the Company's common stock. Subsequent to the transaction, Dr. Hui, a principal of Vasogenics, Inc., entered into a three-year employment agreement with the Company (see "Employment Agreements"). Dr. Zheng, another principal of Vasogenics, Inc., entered into a consulting agreement with the Company for annual compensation approximating $40,000.

ITEM FOURTEEN-EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements
         See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.


(a)      Exhibits
---      --------
         (3)      (a)      Restated Certificate of Incorporation (3)
                  (b)      By-Laws (1)
         (4)      (a)      Specimen Certificate for Common Stock (1)
                  (b)      Certificate of Designation of the Preferred Stock, Series A (6)
                  (c)      Certificate of Designation of the Preferred Stock, Series B (14)
                  (d)      Form of Rights Agreement dated as of March 9, 1995 between Registrant and American
                           Stock Transfer & Trust Company (10)
                  (e)      Stock Purchase Agreement dated June 25, 1997 between Registrant and JNC
                           Opportunity Fund, Ltd. (14)
                  (f)      Registration Rights Agreement dated June 25, 1997 between Registrant and JNC
                           Opportunity Fund, Ltd. (14)
                  (g)      Form of Warrant dated June 25, 1997 (14)
         (10)     (a)      1992 Non-Qualified Stock Option Plan (3)
                  (b)      1995 Stock Option Plan (13)
                  (c)      Outside Director Stock Option Plan (13)
                  (d)      Licensing Agreement dated May 29, 1990 between Albert Einstein College of Medicine of Yeshiva University and Viromedics, Inc. (2)
                  (e)      Agreement dated October 1991 between Vasogenics, Inc. and Registrant (3)
                  (f)      Purchase Agreement dated April 9, 1992 among Registrant, Devaron, Inc., Dr. Yair
                           Devash and Dr. Yacov Ron (3)
                  (g)      Amendment dated November 20, 1992 to Agreement between Registrant and
                           Vasogenics, Inc. (3)
                  (h)      Employment Agreement dated November 1, 1992, as amended November 1, 1993, between Registrant and Eugene H. Glicksman (3) (4)
                  (i)      Modification Agreement dated as of May 13, 1993 to the May 29, 1990 agreement with
                           Albert Einstein College of Medicine of Yeshiva University and Viromedics, Inc. (5)
                  (j)      Employment Agreement dated July 1, 1994, as amended on October 24, 1995, between
                           Registrant and Anthony Viscusi (11) (12)
                  (k)      Settlement Agreement dated September 1, 1994 between Viromedics, Inc. and the
                           Albert Einstein College of Medicine of Yeshiva University (11)
                  (l)      Stock Repurchase Agreement dated October 27, 1994 between Registrant and Devaron,
                           Inc. (7)
                  (m)      Offshore Securities Subscription Agreement dated December 2, 1994 between Registrant and Banca del Gottardo (6)
                  (n)      Confidential Private Placement Memorandum dated December 5, 1994 (6)
                  (o)      Stock Purchase Agreement dated January 24, 1995 between Registrant and Vasogenics,
                           Inc. (8)
                  (p)      Employment Agreement dated January 23, 1995, as amended on October 24, 1995, between Registrant and Anthony E. Peacock (8) (12)
                  (q)      Employment Agreement dated February 1, 1995 between Registrant and John C.K. Hui(8)
                  (r)      Note Purchase, Paying and Conversion Agency Agreement dated July 5, 1995 between
                           Registrant and Banca del Gottardo (9)

         (22)              Subsidiaries of the Registrant

                                                                 Percentage
         Name                       State of Incorporation    Owned by Company
         ----                       ----------------------    ----------------
         Viromedics, Inc.                    Delaware                 61%
         Vaso Interim Corp.                  Delaware                100%
         Vasogenics, Inc.                    New York                100%

         (27)              Financial Data Schedule (15)

---------

(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1991.
(3) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(4)      Incorporated by reference to Report on Form 8-K dated November 1, 1992.
(5)      Incorporated by reference to Report on Form 8-K dated May 13, 1993.
(6)      Incorporated by reference to Report on Form 8-K dated November 14,
         1994.
(7) Incorporated by reference to Report on Form 10-QSB for the quarter ended November 30, 1994.
(8)      Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(9)      Incorporated by reference to Report on Form 8-K/A dated June 26, 1995.
(10) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
(11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1994.
(12)     Incorporated by reference to Report on Form 8-K dated October 24, 1995.
(13) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
(14)     Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(15)     Filed herewith.


(b)      Form 8-K Reports
         Report on Form 8-K dated June 25, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the seventh day of August, 1997.


                                 VASOMEDICAL, INC.

                                 By: /s/ Anthony Viscusi
                                     ----------------------------------
                                         Anthony Viscusi
                                 President, Chief Executive Officer and Director
                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 7, 1997 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn                      Director
---------------------------------
Alexander G. Bearn

/s/                                         Director
---------------------------------
David S. Blumenthal

/s/ Francesco Bolgiani                      Director
---------------------------------
Francesco Bolgiani

/s/ Abraham E. Cohen                        Chairman of the Board
---------------------------------
Abraham E. Cohen

/s/ Joseph A. Giacalone                     Secretary and Treasurer (Principal Financial and Accounting Officer)
---------------------------------
Joseph A. Giacalone

/s/ Eugene H. Glicksman                     Executive Vice President and Director
---------------------------------
Eugene H. Glicksman

/s/ John C.K. Hui                           Senior Vice President, R&D and Manufacturing and Director
---------------------------------
John C.K. Hui

/s/ Kenneth W. Rind                         Director
---------------------------------
Kenneth W. Rind

/s/ E. Donald Shapiro                       Director
---------------------------------
E. Donald Shapiro

/s/ Anthony Viscusi                         President, Chief Executive Officer and Director
---------------------------------           (Principal Executive Officer)
Anthony Viscusi

/s/ Zhen-sheng Zheng                        Director
---------------------------------
Zhen-sheng Zheng

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
Report of Independent Certified Public Accountants                           F-2

Financial Statements
         Consolidated Balance Sheets as of May 31, 1997 and 1996             F-3

         Consolidated Statements of Operations for the
           years ended May 31, 1997, 1996 and 1995                           F-4

         Consolidated Statement of Changes in Stockholders'
           Equity for the years ended May 31, 1997, 1996 and 1995            F-5

         Consolidated Statements of Cash Flows for the
           years ended May 31, 1997, 1996 and 1995                           F-6

         Notes to Consolidated Financial Statements                          F-7

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


Melville, New York
July 29, 1997

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,

                  ASSETS                                                         1997                1996
                                                                              ------------        ------------
CURRENT ASSETS
          Cash and cash equivalents                                           $  1,753,004        $  4,447,806
          Accounts receivable                                                       56,648           1,010,965
          Inventory                                                                953,045             563,272
          Other current assets                                                      86,063             160,987
                                                                              ------------        ------------
                  Total current assets                                           2,848,760           6,183,030

PROPERTY AND EQUIPMENT, net                                                        308,204             211,173
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                                             994,469           1,208,915
DEFERRED LOAN COSTS, net                                                                               619,445
OTHER ASSETS                                                                        23,588              23,588
                                                                              ------------        ------------
                                                                              $  4,175,021        $  8,246,151
                                                                              ------------        ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                               $    272,978        $    346,250
          Accrued warranty and customer support costs                              321,000             196,000
          Accrued professional fees                                                243,062             133,471
          Accrued commissions                                                       30,389             309,315
          Accrued interest                                                                             239,021
                                                                              ------------        ------------
                  Total current liabilities                                        867,429           1,224,057

LONG-TERM DEBT                                                                                       3,725,000
ACCRUED WARRANTY COSTS                                                             220,000             140,000
OTHER LONG-TERM LIABILITIES                                                         66,630              66,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000
            shares authorized; none issued and outstanding                              --                  --
          Common stock, $.001 par value; 85,000,000 shares
            authorized; 46,782,003 shares and 42,204,113 shares at
            May 31, 1997 and 1996, respectively, issued and outstanding             46,782              42,204
          Additional paid-in capital                                            28,699,219          24,427,338
          Deferred compensation                                                                       (169,813)
          Accumulated deficit                                                  (25,725,039)        (21,208,635)
                                                                              ------------        ------------
                                                                                 3,020,962           3,091,094
                                                                              ------------        ------------
                                                                              $  4,175,021        $  8,246,151
                                                                              ------------        ------------

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended May 31,
                                            ----------------------------------------------------
                                                 1997                1996                1995
                                            ------------        ------------        ------------
Revenues
  Equipment sales                           $  1,625,150        $  2,507,528        $         --
  Equipment rentals and services                 471,412             175,600                  --
                                            ------------        ------------        ------------
                                               2,096,562           2,683,128                  --
                                            ------------        ------------        ------------

Costs and expenses
  Cost of sales and services                   1,020,047             609,136
  Selling, general and administrative          4,155,552           3,738,789           2,172,555
  Research and development                     1,045,184             364,455             598,178
  Depreciation and amortization                  333,482             269,443             117,851
  Write-off of accounts receivable               225,000
  Provision for uncollectable note                                                       318,000
  Interest and financing costs                     8,511             515,451               2,523
  Interest and other income - net               (174,810)           (171,001)            (91,813)
                                            ------------        ------------        ------------

                                               6,612,966           5,326,273           3,117,294
                                            ------------        ------------        ------------

  NET LOSS                                  $ (4,516,404)       $ (2,643,145)       $ (3,117,294)
                                            ------------        ------------        ------------


Net loss per common share                   $       (.10)       $       (.07)       $       (.10)
                                            ------------        ------------        ------------


Weighted average common shares
  outstanding                                 46,297,142          39,226,258          30,519,640
                                            ------------        ------------        ------------


The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Additional
                                               Preferred Stock                    Common stock                 paid-in
                                             Shares         Amount          Shares            Amount           capital
                                            --------        ------        -----------        --------        ------------
Balance at June 1, 1994                                                    26,064,432        $ 26,064        $ 17,969,039
Unvested common stock forfeited
  under stock bonus arrangement                                              (570,000)           (570)           (508,868)
Issuance of common stock for cash                                           6,000,000           6,000           1,481,625
Issuance of preferred stock for cash         500,000         5,000                                                382,625
Conversion of preferred stock               (500,000)       (5,000)         1,000,000           1,000               4,000
Issuance of common stock to
  acquire subsidiary                                                        5,000,000           5,000           1,460,000
Common stock issued to consultants
  for services                                                                405,000             405             273,657
Warrants issued to directors and
consultants                                                                                                        72,500
Amortization of deferred compensation
Unrealized loss on investments
Net loss
                                            --------        ------        -----------        --------        ------------
Balance at May 31, 1995                           --            --         37,899,432          37,899          21,134,578

Common stock issued to consultant
  in connection with debt financing                                           600,000             600             599,400
Common stock issued in lieu of cash
 interest                                                                      89,096              89              89,007
Conversion of debt                                                            275,000             275             274,725
Exercise of warrants                                                        3,340,585           3,341           2,319,628
Warrants issued to consultants                                                                                     10,000
Amortization of deferred compensation
Realized loss on sale of investments
Net loss
                                            --------        ------        -----------        --------        ------------
Balance at May 31, 1996                           --            --         42,204,113          42,204          24,427,338

Conversion of debt                                                          3,725,000           3,725           3,330,850
Exercise of warrants                                                          852,890             853             941,031
Amortization of deferred compensation
Net loss
                                            --------        ------        -----------        --------        ------------
Balance at May 31, 1997                           --            --         46,782,003        $ 46,782        $ 28,699,219
                                            --------        ------        -----------        --------        ------------


                                                                                                       Total
                                             Deferred           Loss                                   stock-
                                              compen-         on invest-        Accumulated           holders'
                                              sation            ments             deficit              equity
                                            -----------        ---------        ------------        -----------
Balance at June 1, 1994                     $(1,018,876)       $      --        $(15,448,196)       $ 1,528,031
Unvested common stock forfeited
  under stock bonus arrangement                 509,438                                                      --
Issuance of common stock for cash                                                                     1,487,625
Issuance of preferred stock for cash                                                                    387,625
Conversion of preferred stock                                                                                --
Issuance of common stock to
  acquire subsidiary                                                                                  1,465,000
Common stock issued to consultants
  for services                                                                                          274,062
Warrants issued to directors and
consultants                                                                                              72,500
Amortization of deferred compensation           169,812                                                 169,812
Unrealized loss on investments                                    (7,370)                                (7,370)
Net loss                                                                          (3,117,294)        (3,117,294)
                                            -----------        ---------        ------------        -----------
Balance at May 31, 1995                        (339,626)          (7,370)        (18,565,490)         2,259,991

Common stock issued to consultant
  in connection with debt financing                                                                     600,000
Common stock issued in lieu of cash
 interest                                                                                                89,096
Conversion of debt                                                                                      275,000
Exercise of warrants                                                                                  2,322,969
Warrants issued to consultants                                                                           10,000
Amortization of deferred compensation           169,813                                                 169,813
Realized loss on sale of investments                               7,370                                  7,370
Net loss                                                                          (2,643,145)        (2,643,145)
                                            -----------        ---------        ------------        -----------
Balance at May 31, 1996                        (169,813)              --         (21,208,635)         3,091,094

Conversion of debt                                                                                    3,334,575
Exercise of warrants                                                                                    941,884
Amortization of deferred compensation           169,813                                                 169,813
Net loss                                                                          (4,516,404)        (4,516,404)
                                            -----------        ---------        ------------        -----------
Balance at May 31, 1997                     $        --        $      --        $(25,725,039)       $ 3,020,962
                                            -----------        ---------        ------------        -----------


The accompanying notes are an integral part of this statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended May 31,
                                                                   -------------------------------------------------
                                                                      1997               1996               1995
                                                                   -----------        -----------        -----------
Cash flows from operating activities
  Net loss                                                         $(4,516,404)       $(2,643,145)       $(3,117,294)
                                                                   -----------        -----------        -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                                    333,482            269,443            117,851
      Provision for losses                                             225,000                               318,000
      Amortization of deferred compensation                            169,813            169,813            169,812
      Amortization of deferred loan costs                                                 272,555
      Warrants issued to directors and consultants                                         10,000             47,500
      Net loss on sale of equipment                                                                            2,950
      Changes in operating assets and liabilities
        Accounts receivable                                            729,317         (1,010,965)
        Inventory                                                     (389,773)          (563,272)
        Other current assets                                            74,924            (40,531)           (82,917)
        Other assets                                                                      (13,807)              (888)
        Accounts payable, accrued expenses and other
          current liabilities                                         (113,978)           820,006            145,794
        Other liabilities                                               77,000            206,000
                                                                   -----------        -----------        -----------
                                                                     1,105,785            119,242            718,102
                                                                   -----------        -----------        -----------
     Net cash used in operating activities                          (3,410,619)        (2,523,903)        (2,399,192)
                                                                   -----------        -----------        -----------

Cash flows from investing activities
  Purchase of investments                                                                 (20,034)           (44,858)
  Proceeds from sale of investments                                                       655,556            297,653
  Acquisition/disposition of subsidiaries, net of cash                                                         2,137
  Purchase of property and equipment                                  (216,067)          (186,391)            (2,256)
                                                                   -----------        -----------        -----------
Net cash (used in) provided by investing activities                   (216,067)           449,131            252,676
                                                                   -----------        -----------        -----------

Cash flows from financing activities
  Proceeds from exercise of warrants                                   941,884          2,322,969
  Proceeds from issuance of long-term debt, net                                         3,708,000
  Debt conversion fees                                                 (10,000)
  Proceeds from sale of common stock                                                                      1,487,625
  Proceeds from sale of preferred stock                                                                     387,625
                                                                   -----------        -----------        -----------
Net cash provided by financing activities                              931,884          6,030,969          1,875,250
                                                                   -----------        -----------        -----------

      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                                   (2,694,802)         3,956,197           (271,266)
Cash and cash equivalents - beginning of year                        4,447,806            491,609            762,875
                                                                   -----------        -----------        -----------
Cash and cash equivalents - end of year                            $ 1,753,004        $ 4,447,806        $   491,609
                                                                   -----------        -----------        -----------

Non-cash investing and financing activities were as follows:
  Issuance of common stock for debt conversion                     $ 3,344,575        $   275,000
  Issuance of common stock in lieu of cash interest                                        89,096
  Issuance of common stock for acquisition                                                               $ 1,465,000
  Issuance of common stock and warrants for services                                      600,000            299,063


The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 1997, 1996 and 1995

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of Enhanced External Counterpulsation ("EECP(R)"), a microprocessor-based medical device for the non-invasive, atraumatic treatment of patients with coronary artery disease. EECP(R) is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, substantially all of the Company's revenues have been generated from customers in the United States.

         In fiscal 1992, the Company, through the purchase of a 55% interest in Vaso Interim Corp. ("Vaso Interim"), acquired the worldwide exclusive marketing rights (except in China) to EECP(R) and agreed to fund the research and development activities of Vasogenics, Inc. ("Vasogenics"), its joint-venture partner in Vaso Interim and sole minority shareholder. Vasogenics held the intellectual property rights to the EECP(R) technology, including patents and manufacturing rights.

          In January 1995, the Company acquired all the capital stock of Vasogenics for stock consideration and the assumption of certain liabilities. In connection with the acquisition, the Company retained certain key employees of Vasogenics who had been involved in the development of the EECP(R) technology.

          EECP(R), which had undergone clinical studies at the State University of New York's University Medical Center at Stony Brook, received marketing clearance from the Food and Drug Administration ("FDA") under a 510(k) premarket notification in February 1995.

          The acquisition of Vasogenics was recorded as a purchase transaction. The Company fair valued the 5,000,000 shares of common stock it issued in consideration of the acquisition at $1,465,000 or 75% of the quoted market price on the acquisition date to recognize the restriction on the subsequent sale of such shares. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, aggregating $1,492,000, was capitalized in the accompanying consolidated balance sheet. Pro-forma operating results, assuming the acquisition took place at the beginning of fiscal 1995, were as follows:

                                    Year ended May 31,1995
                                    ----------------------
          Revenues                         $        -
          Net loss                         (3,238,000)
          Net loss per common share              (.09)

         Pro-forma adjustments consist of amortization of the excess of cost over net assets acquired and the issuance of 5,000,000 shares of the Company's common stock to consummate the acquisition.

         A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

          1. Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

          2. Inventories

          Inventories consisting of equipment held for sale are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

          3. Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years using accelerated depreciation methods. Leasehold improvements are amortized over the shorter of the useful life of the related leasehold improvement or the life of the related lease, generally five years.

          4. Capitalized Costs in Excess of Fair Value of Net Assets Acquired

          The capitalized costs in excess of fair value of net assets acquired arising from the acquisitions of Vaso Interim and Vasogenics are being amortized on a straight-line basis over a period of five and seven years, respectively. On an ongoing basis, management reviews the valuation and amortization of intangibles to determine possible impairment by considering current operating results and comparing the carrying value to the anticipated undiscounted future cash flows of the related assets.

          5. Revenue Recognition

         The Company recognizes revenue from the sale of its EECP(R) device in the period in which the Company fulfills its obligations under the sale agreement, including delivery, installation and customer acceptance. The Company has also entered into lease agreements for its EECP(R) device that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases.

          6. Warranty Costs

          The Company also provides for a warranty period on its EECP(R) system. The Company provides for estimated warranty costs at the time the related revenue is earned. As the Company's experience with respect to the commercial application of EECP(R) is limited, revisions to the Company's warranty cost estimates may be necessary in the future.

          7. Research and Development

          Research and development costs are expensed as incurred.

          8. Income Taxes

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to offset the deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

          9. Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          10. Net Loss Per Common Share

          Loss per common share is based upon the weighted average number of common shares outstanding during the year. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

          11. Statements of Cash Flows

          The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

          12. New Accounting Standard Not Yet Adopted

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the consolidated financial statements.


NOTE B - PROPERTY AND EQUIPMENT

                                                                                 May 31,
                                                                      -------------------------
         Property and equipment is summarized as follows:                   1997             1996
                                                                       ---------        ---------
                  Office, laboratory and other equipment               $ 151,344        $ 113,929
                  EECP(R)units under operating leases                    281,336          119,318
                  Furniture and fixtures                                  68,808           58,930
                  Leasehold improvements                                  89,760           83,004
                                                                       ---------        ---------
                                                                         591,248          375,181
                  Less accumulated depreciation and amortization        (283,044)        (164,008)
                                                                       ---------        ---------
                                                                       $ 308,204        $ 211,173
                                                                       ---------        ---------

NOTE C - LONG-TERM DEBT

         In July 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the "Notes"), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995 at the option of the holder. The conversion price was equivalent to the quoted market price of the Company's common stock when the transaction was negotiated. Deferred loan costs, aggregating $892,000, incurred in connection with obtaining the Notes were being amortized over the life of the Notes. In connection with the sale of the Notes, the Company issued 600,000 shares of its common stock to the broker/finder for services rendered. In fiscal 1996, $275,000 principal amount of Notes were converted into 275,000 shares of the Company's common stock.

         In June 1996, the $3,725,000 outstanding principal amount of Notes were converted into 3,725,000 shares of the Company's common stock. As a result of such conversion, accrued interest of $239,000 was also canceled in accordance with the terms of the Note agreement. The effect of this conversion was to increase stockholders' equity by $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).


NOTE D - STOCKHOLDERS' EQUITY AND WARRANTS

1. In fiscal 1995, the Company issued warrants to certain directors and outside consultants to purchase an aggregate of 825,000 and 200,000 shares, respectively, of the Company's common stock at prices ranging from $.28 to $1.00 per share (then current market value) exercisable through February 2000 for services rendered or to be rendered to the Company. Based upon trading history, stock price volatility and other relevant factors, management fair valued those warrants issued to outside consultants at $.10 per share.

2. During the first quarter of fiscal 1995, the Company issued 50,000 registered shares of its common stock to an outside consultant for services rendered in fiscal 1994. The value of common stock issued, aggregating $38,000, represented the quoted market price at the time of the agreement.

3. In December 1994, the Company sold 6,000,000 shares of its common stock together with warrants to purchase 600,000 shares of its common stock at $.25 per share expiring in December 1999 to a foreign banking institution pursuant to a private placement for $1,500,000 cash. In August 1995, warrants to purchase 360,000 shares of common stock were exercised, aggregating $90,000.

4. Also in December 1994, the Company sold 500,000 shares of its Class A preferred stock, aggregating $400,000, to five individuals, of which certain officers and directors purchased 187,500 preferred shares aggregating $150,000. The price paid per preferred share (of $.80 per share) was at a premium to its then common stock equivalent price per share. Each share of the preferred stock was entitled to two votes per share and was convertible, at the holder's option, into two shares of common stock. The preferred stock was senior to the common stock with respect to liquidation rights; however, the preferred stock was not entitled to any dividends. In May 1995, the five individual holders of the preferred stock exercised their conversion rights and were issued 1,000,000 shares of common stock upon cancellation of the preferred stock.

5. In March 1995, the Company's Board of Directors approved a Shareholder Rights Plan, under which a dividend distribution of one Right for each outstanding share of the Company's common stock is authorized. Each Right will entitle shareholders of record on May 9, 1995 to purchase one-half share of common stock at a 50% discount to market price if a person or group acquires 20% or more of the Company's outstanding stock.

6. In May 1995, the Company's stockholders amended its certificate of incorporation to increase the number of authorized common shares from 45,000,000 shares to 85,000,000 shares.

7. In the first quarter of fiscal 1996, the Company issued 600,000 shares of its common stock to a broker/finder in connection with its July 1995 Convertible Debenture financing (see Note C). These shares, valued at $600,000 (such value being equivalent to the quoted market price of the Company's common stock), were included in deferred loan costs.

8. In July 1995, the Company issued 89,096 shares of its common stock in lieu of $89,096 of interest previously accrued for, at the option of the lender.

9. In fiscal 1996, the Company issued warrants to an outside consultant to purchase 100,000 shares of the Company's common stock at $1.44 per share (then current market value) exercisable through February 2001 for services rendered to the Company. Based upon trading history, stock price volatility and other relevant factors, management fair valued those warrants issued at $.10 per share.

10. Subsequent to May 31, 1997, warrants to purchase 373,001 shares of common stock have been exercised, resulting in proceeds to the Company of $241,000.

Warrants

         Warrant activity for the years ended May 31, 1995, 1996 and 1997 is summarized as follows (see Note H-1):

                                 Non-employee
                                    Directors        Employees        Consultants           Total            Price Range
                                   ----------        ----------        ----------        -----------        -------------
Balance at June 1, 1994               450,000           760,000         6,208,750          7,418,750        $ .72 - $5.00
  Issued                              825,000         1,835,000           815,789          3,475,789        $ .25 - $ .76
Canceled/retired                           --                --          (296,000)         (296,000)        $1.31 - $2.01
                                   ----------        ----------        ----------        -----------        -------------
Balance at May 31, 1995             1,275,000         2,595,000         6,728,539         10,598,539        $ .25 - $5.00
  Issued                                   --                --           100,000            100,000        $        1.44
  Exercised                          (100,000)         (585,000)       (2,655,585)        (3,340,585)       $ .25 - $1.03
  Canceled/retired                         --           (35,000)       (1,985,854)       (2,020,854)        $ .73 - $5.00
                                   ----------        ----------        ----------        -----------        -------------
Balance at May 31, 1996             1,175,000         1,975,000         2,187,100          5,337,100        $ .25 - $1.81
Exercised                                  --           (25,000)         (827,890)          (852,890)       $ .41 - $1.81
  Canceled/retired                         --                --          (141,209)         (141,209)        $1.10 - $1.81
                                   ----------        ----------        ----------        -----------        -------------
Balance at May 31, 1997             1,175,000         1,950,000         1,218,001          4,343,001        $ .25 - $1.50
                                   ----------        ----------        ----------        -----------        -------------
Number of shares exercisable        1,075,000         1,140,000         1,218,001          3,433,001        $ .25 - $1.50
                                   ----------        ----------        ----------        -----------        -------------

          The following table summarizes information about warrants outstanding at May 31, 1997:

                                         Warrants Outstanding                        Warrants Exercisable
                            ------------------------------------------------    -------------------------------
                                               Weighted
                             Number            Average             Weighted        Number              Weighted
                             Outstanding at    Remaining           Average      Exercisable at          Average
                             May 31, 1997      Contractual         Exercise     May 31, 1997           Exercise
Range of Exercise Prices                       Life (yrs.)          Price                               Price
---------------------------------------------------------------------------------------------------------------
$ .25  -  $ .38                590,000             2.6               $ .32         440,000                $.30
$ .38  -  $ .56              2,230,000             2.8               $ .43       1,470,000                $.43
$ .91  -  $1.36              1,023,001             1.3               $1.06       1,023,001               $1.06
$1.36  -  $1.50                500,000             1.1               $1.49         500,000               $1.49
                            ------------------------------------------------    -------------------------------
                             4,343,001             2.2               $ .69       3,433,001                $.76
                            ------------------------------------------------    -------------------------------


NOTE E - OPTION PLANS

1992 Non-Qualified Stock Option Plan

         In June 1993, the Company's stockholders approved a 1992 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") for officers, directors, employees and consultants of the Company, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In November 1994, the Company's Board of Directors terminated the Non-Qualified Plan.

1995 Stock Option Plan

         In May 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan") for officers and employees of the Company, for which the Company has reserved an aggregate of 1,500,000 shares of common stock. The 1995 Option Plan provides that it will be administered by a committee of the Board of Directors of the Company and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1995 Option Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1995 Option Plan expires March 8, 2005.

Outside Director Stock Option Plan

         In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the "Director Plan") for non-employee directors ("Outside Directors") of the Company, for which the Company has reserved an aggregate of 300,000 shares of common stock. The Director Plan is administered by the Board of Directors of the Company. In accordance with the terms of the Director Plan, each Outside Director will be granted ten-year, non-qualified stock options commencing June 1, 1995, and on the first day of each June thereafter, to purchase those number of shares of the Company's common stock having an aggregate market value of $10,000 at the average closing price of the common stock on NASDAQ or such other exchange upon which the Company's stock is listed for the five trading days immediately preceding the date of grant. Options granted to each Outside Director shall vest after one year. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option.

             Activity under all the plans is summarized as follows:

                                                                        Outstanding Options
                                                                  ----------------------------------
                               Shares Available    Number of         Exercise       Weighted Average
                                 for Grant          Shares        Price per Share    Exercise Price
                               ---------------------------------------------------------------------
Balance at June 1, 1994        1,470,000            25,000        $ .91 - $1.03           $ .93
 Shares authorized             1,800,000                --                   --              --
   Plan terminated            (1,470,000)               --                   --              --

                               ---------------------------------------------------------------------
Balance at May 31, 1995        1,800,000            25,000        $ .91 - $1.03           $ .93
   Options granted               (77,418)           77,418                $ .78           $ .78

                               ---------------------------------------------------------------------
Balance at May 31, 1996        1,722,582           102,418        $ .78 - $1.03           $ .81
   Options granted              (943,675)          943,675        $2.00 - $3.44           $3.21
  Options canceled                20,000           (20,000)               $3.44           $3.44

                               ---------------------------------------------------------------------
Balance at May 31, 1997          798,907         1,026,093        $ .78 - $3.44           $2.97
                               ---------------------------------------------------------------------



         The following table summarizes information about stock options outstanding at May 31, 1997:

                                           Options Outstanding                  Options Exercisable
                             --------------------------------------------    ---------------------------
                                                Weighted
                                 Number          Average         Weighted       Number          Weighted
                             Outstanding at     Remaining         Average    Exercisable at     Average
                              May 31, 1997     Contractual       Exercise     May 31, 1997      Exercise
Range of Exercise Prices                       Life (yrs.)         Price                         Price
--------------------------------------------------------------------------------------------------------
$.78  -  $1.03                  102,418            7.6              $.81        102,418          $.81
$2.00  -  $2.21                 151,675            9.4             $2.04              -             -
$3.44                           772,000            9.0             $3.44              -             -
                              -----------------------------------------------------------------------
                              1,026,093            8.9             $2.97        102,418          $.81
                              -----------------------------------------------------------------------

          At May 31, 1996 and 1995, 25,000 shares were exercisable at the weighted average exercise price of $.93 per share.

         As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock-based awards under option plans. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after May 31, 1995 as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

Fiscal year ended May 31,                  1997               1996
-------------------------                  ----               ----
Expected life (years)                         5                  5
Expected volatility                         85%                85%
Risk-free interest rate                   6.69%              5.90%

          The following are the pro forma net loss and net loss per share for fiscal 1997 and 1996, as if compensation expense for the option grants in fiscal 1997 and 1996 had been determined based on their estimated fair value at the date of grant:

                                           1997               1996
                                           ----               ----
Pro forma net loss                 $(6,675,734)       $(2,685,725)
Pro forma net loss per share             $(.14)             $(.07)

          The effects on fiscal 1997 and 1996 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

          The weighted-average fair value of options granted during fiscal 1997 and 1996 was $2.29 and $.55, respectively. At May 31, 1997, there were 32,643,003 shares of authorized but unissued common stock reserved for issuance under all stock option plans, stock warrants and shareholders' rights.

NOTE F - REVENUE CONCENTRATIONS

         In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP(R) system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1997 and 1996, approximately 54% and 51%, respectively, of the Company's revenues were derived through such transactions. Further, the Company had sales to two individual customers, each accounting for over 10% of the Company's sales, two of which are included above, aggregating 43% of the Company's fiscal 1997 revenues. In fiscal 1996, the Company had sales to four individual customers, each accounting for over 10% of the Company's sales, two of which are included above, aggregating 54% of such revenues.

NOTE G - INCOME TAXES

         Deferred tax assets or liabilities are computed based on the impact of "temporary differences" between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

                                                                     May 31,
                                                              -----------------------
                                                              1997               1996
                                                              ----               ----
Deferred tax assets
      Net operating loss and other carryforwards       $ 9,226,000        $ 6,905,000
      Accrued compensation                                 148,000            155,000
      Other                                                304,000            115,000
                                                       -----------        -----------
              Total gross deferred tax assets            9,678,000          7,175,000
      Valuation allowance                               (9,678,000)        (7,175,000)
                                                       -----------        -----------
                                                       $        --        $        --
                                                       -----------        -----------

         Management has established a valuation allowance for the full amount of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income.

         At May 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $23,400,000, expiring at various dates through 2012. Further, a Company subsidiary has separate net operating loss carryforwards available to offset future taxable income, aggregating approximately $1,700,000, expiring at various dates through 2012.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Employment Agreements

         The Company maintains employment agreements with its executive officers, expiring at various dates through January 1999. Such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.

         In July 1994, in connection with an employment agreement with its new President and Chief Executive Officer, the Company issued five-year warrants to purchase 1,000,000 shares of its common stock at $.45 per share (which approximated market value at the date of grant) vesting at 25% per year beginning June 30, 1995. Such vesting is contingent upon his continued employment with the Company.

          In October 1994, the Company settled an employment commitment through December 1997 with its former Chairman and President, aggregating $244,000, for $35,000 which was charged to operations during fiscal 1995. In addition, this former officer forfeited 570,000 shares of the Company's common stock issued as a stock bonus in December 1992 which had not vested at the settlement date. This former officer also resigned from the Company's Board of Directors.

          In December 1994, the Company settled an employment commitment through November 1996 with its former Vice President - Finance, aggregating $190,000, for $75,000 which was charged to operations during fiscal 1995. This former officer also resigned from the Company's Board of Directors.

         In January 1995, in connection with an employment agreement with its recently appointed Vice President of Marketing, the Company issued five-year warrants to purchase 300,000 shares of its common stock at $.38 per share (which approximated market value at the date of grant) vesting at 25% per year beginning January 1996. Such vesting is contingent upon his continued employment with the Company.

         In February 1995, in connection with an employment agreement with its recently appointed Senior Vice President of R&D and Manufacturing, the Company issued five-year warrants to purchase 300,000 shares of its common stock at $.40 per share (which approximated market value at the date of grant) vesting at 33% per year beginning February 1996. Such vesting is contingent upon his continued employment with the Company.

         Also in February 1995, the Company issued five-year warrants to its Treasurer to purchase 200,000 shares of the Company's common stock at $.41 per share (which approximated market value at the date of grant) with 50,000 such shares vested immediately and the remainder vesting at 33% per year beginning February 1996. Such vesting is contingent upon his continued employment with the Company.

         Approximate aggregate minimum annual compensation obligations under active employment agreements at May 31, 1997, are summarized as follows:

                         Fiscal Year               Amount
                         -----------               ------
                            1998                 $607,000
                            1999                  178,000
                                                 --------
                                                 $785,000
                                                 --------

2. Lease

         The Company occupies office and warehouse space under a noncancelable operating lease which expires on October 31, 2000, at an annual cost of approximately $120,000. Rent expense was $118,000, $111,000 and $87,000 in fiscal 1997, 1996 and 1995, respectively.

         Approximate aggregate minimum annual obligations under this lease agreement at May 31, 1997 are summarized as follows:

                           Fiscal Year                 Amount
                           -----------                 ------
                              1998                   $121,000
                              1999                    125,000
                              2000                    130,000
                              2001                     55,000
                                                     --------
                                                     $431,000
                                                     --------

3. SEC Investigation

         In February 1995, the Company received a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company has complied with the request for such documents. Whatever the ultimate objectives of the SEC's fact-finding inquiry may be, the Company intends to cooperate as the investigation proceeds. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

4. Litigation

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

5. 401(k) Plan

          In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. Presently, the Company does not match contributions towards the plan.

6. Agreement with Foshan

          In connection with the acquisition of Vasogenics in 1995, the Company assumed commitments under an agreement, expiring November 2008, with Foshan Analytical Instrument Factory ("Foshan"), a Chinese company, for the contract manufacture of its current EECP(R) model, subject to certain performance standards, as defined. At May 31, 1997, the Company had no outstanding purchase commitments.

7. Related Party

          In fiscal 1996 and 1995, payments for office facilities, services and equipment of $42,000 and $55,000, respectively, were made to an entity whose principal stockholder is a director of the Company.


NOTE I - SUBSEQUENT EVENT

         On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds approximating $2,800,000. The convertible preferred stock is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, five-year warrants were issued granting the investor one warrant for every five shares of common stock which would be issuable under the convertible preferred stock at an exercise price of $2.18 per share, as defined.

         The Company will record a deemed dividend of $857,000 in fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend will be recognized from the date of issuance through the date such preferred stock is first convertible (expected to be in September
1997).

                                 EXHIBIT INDEX

Exhibit No.

(27)     Financial Data Schedule