Form 10-K/A
period 1997-05-31
VASOMEDICAL INC
filed 1997-09-29
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

ITEM FOURTEEN-EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)(2) Financial Statements
            --------------------
     See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

  (a)     Exhibits
          --------
     (3)  (a)  Restated Certificate of Incorporation (3)
          (b)  By-Laws (1)
     (4)  (a)  Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred  Stock,  Series A (6)
          (c)  Certificate of Designation of the Preferred  Stock, Series B (14)
          (d)  Form of  Rights  Agreement  dated as of  March  9,  1995  between
               Registrant and American Stock Transfer & Trust Company (10)
          (e)  Stock Purchase Agreement dated June 25, 1997 between Registrant and JNC Opportunity Fund, Ltd. (14)
          (f) Registration Rights Agreement dated June 25, 1997 between Registrant and JNC Opportunity Fund, Ltd. (14)
          (g)  Form of Warrant dated June 25, 1997 (14)
     (10) (a)  1992 Non-Qualified Stock Option Plan (3)
          (b)  1995 Stock Option Plan (13)
          (c)  Outside Director Stock Option Plan (13)
          (d) Licensing Agreement dated May 29, 1990 between Albert Einstein College of Medicine of Yeshiva University and Viromedics, Inc.(2)
          (e)  Agreement  dated  October  1991  between  Vasogenics,   Inc.  and
               Registrant (3) (f) Purchase Agreement dated April 9, 1992 among Registrant, Devaron, Inc., Dr. Yair Devash and Dr. Yacov Ron (3)
          (g)  Amendment dated November 20, 1992 to Agreement between
               Registrant and  Vasogenics,  Inc. (3)
          (h) Employment Agreement dated November 1, 1992, as amended November 1, 1993, between Registrant and Eugene H. Glicksman (3) (4)
          (i) Modification Agreement dated as of May 13, 1993 to the May 29, 1990 agreement with Albert Einstein College of Medicine of Yeshiva University and Viromedics, Inc. (5)
          (j)  Employment  Agreement dated July 1, 1994, as amended on October
               24, 1995, between Registrant and Anthony Viscusi (11) (12)
          (k)  Settlement Agreement dated September 1, 1994 between Viromedics,
               Inc. and the Albert Einstein College of Medicine of Yeshiva
               University (11)
          (l) Stock Repurchase Agreement dated October 27, 1994 between Registrant and Devaron, Inc. (7)
          (m) Offshore Securities Subscription Agreement dated December 2, 1994 between Registrant and Banca del Gottardo (6)
          (n)  Confidential  Private Placement  Memorandum dated December 5,
               1994 (6)
          (o) Stock Purchase Agreement dated January 24, 1995 between Registrant and Vasogenics, Inc. (8)
          (p) Employment Agreement dated January 23, 1995, as amended on October 24, 1995, between Registrant and Anthony E. Peacock (8)
               (12)
          (q) Employment Agreement dated February 1, 1995 between Registrant and John C.K. Hui (8)
          (r) Note Purchase, Paying and Conversion Agency Agreement dated July 5, 1995 between Registrant and Banca del Gottardo (9)

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

     (23)      Consent of Grant Thornton LLP (16)

     (27)      Financial Data Schedule (15)
  ---------
  (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
  (2) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1991.
  (3) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
  (4)  Incorporated  by reference to Report on Form 8-K dated  November 1, 1992.
  (5)  Incorporated  by reference to Report on Form 8-K dated May 13, 1993.
  (6)  Incorporated  by reference to Report on Form 8-K dated  November 14,1994.
  (7) Incorporated by reference to Report on Form 10-QSB for the quarter ended November 30, 1994.
  (8)  Incorporated  by reference to Report on Form 8-K dated January 24, 1995.
  (9)  Incorporated by reference to Report on Form 8-K/A dated June 26, 1995.
  (10) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
  (11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1994.
  (12) Incorporated by reference to Report on Form 8-K dated October 24, 1995.
  (13) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
  (14) Incorporated  by  reference  to Report on Form 8-K dated June 25,  1997.
  (15) Filed with the Report on Form 10-K for the fiscal year ended May 31, 1997.
  (16) Filed herewith with this amendment to the Report on Form 10-K for the fiscal year ended May 31, 1997.

  (b) Form 8-K Reports
      ----------------
      Report on Form 8-K dated June 25, 1997.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-sixth day of September, 1997.


                         VASOMEDICAL, INC.

                         By: /s/ Anthony Viscusi
                             -----------------------------
                              Anthony Viscusi
                         President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on Septemnber 26, 1997 by the following persons in the capacities indicated:

------------------------      Director
  Alexander G. Bearn

------------------------      Director
  David S. Blumenthal

------------------------      Director
  Francesco Bolgiani

  /s/ Abraham E. Cohen        Chairman of the Board
------------------------
  Abraham E. Cohen

  /s/ Joseph A. Giacalone     Secretary and Treasurer (Principal Financial
------------------------      and Accounting Officer)
  Joseph A. Giacalone

  /s/ John C.K. Hui           Senior Vice President, R&D and Manufacturing and
------------------------      Director
  John C.K. Hui

  /s/ Kenneth W. Rind         Director
------------------------
  Kenneth W. Rind

   /s/ E. Donald Shapiro      Director
------------------------
 E. Donald Shapiro

  /s/ Anthony Viscusi          President, Chief Executive Officer and Director
------------------------       (Principal Executive Officer)
Anthony Viscusi

------------------------       Director
  Zhen-sheng Zheng

                                  EXHIBIT INDEX

  Exhibit No.
  (23)         Consent of Grant Thornton LLP