Form 10-Q
period 1997-08-31
VASOMEDICAL INC
filed 1997-10-20
CIK 839087

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                                VASOMEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 11-2871434
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                     (516) 997-4600
                                                  --------------

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 14, 1997                47,826,812
                                                    ----------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                        Page
                                                                           ----
          Consolidated Condensed Balance Sheets as of
               August 31, 1997 and May 31, 1997 (Unaudited)                  3

          Consolidated  Condensed  Statements of Operations for
               the Three-Months Ended August 31, 1997 and 1996 (Unaudited)   4

          Consolidated  Condensed  Statement of Changes in Stockholders'
               Equity for the period from June 1, 1997 to
               August 31, 1997 (Unaudited)                                   5

          Consolidated Condensed Statements of Cash Flows for the
               Three-Months Ended August 31, 1997 and 1996 (Unaudited)       6


          Notes to Consolidated Condensed Financial Statements               7

     Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

PART II - OTHER INFORMATION                                                 11

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                August 31,             May 31,
                                                                      1997                1997
                                                                      ----                ----
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $4,068,420          $1,753,004
     Accounts receivable                                           241,080              56,648
     Inventory                                                     852,743             953,045
     Other current assets                                           86,628              86,063
                                                                ----------          ----------
         Total current assets                                    5,248,871           2,848,760

PROPERTY AND EQUIPMENT, net                                        301,676             308,204
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             941,195             994,469
OTHER ASSETS                                                        23,588              23,588
                                                                ----------          ----------
                                                                $6,515,330          $4,175,021
                                                                ----------          ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $483,237            $272,978
     Accrued warranty and customer support expenses                369,000             321,000
     Accrued professional fees                                     213,936             243,062
     Accrued commissions                                            18,525              30,389
     Dividends payable                                              27,448
                                                                 ---------           ---------
         Total current liabilities                               1,112,146             867,429

ACCRUED WARRANTY COSTS                                             280,000             220,000
OTHER LONG-TERM LIABILITIES                                         69,000              66,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000
       shares authorized; 149,500 shares at August 31, 1997
       issued and outstanding                                        1,495
     Common stock, $.001 par value; 85,000,000 shares
       authorized; 47,161,643 shares and 46,782,003 shares at
       August 31 and May 31, 1997, respectively, issued and
       outstanding                                                  47,162              46,782
     Additional paid-in capital                                 32,612,848          28,699,219
     Accumulated deficit                                       (27,607,321)        (25,725,039)
                                                                ----------          ----------
                                                                 5,054,184           3,020,962
                                                                ----------          ----------
                                                                $6,515,330          $4,175,021
                                                                ----------          ----------


The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three-months ended August 31,
                                            -----------------------------
                                                 1997                1996
                                                 ----                ----
Revenues
 Equipment sales                             $952,537            $982,328
 Equipment rentals and services                89,219             192,000
                                            ---------           ---------
                                            1,041,756           1,174,328
                                            ---------           ---------
Costs and expenses
 Cost of sales and services                   374,840             272,074
 Selling, general and administrative        1,021,039           1,207,037
 Research and development                     598,724             149,534
 Depreciation and amortization                 90,767              76,413
 Interest and financing costs                   1,024               1,447
 Interest and other income - net             (46,890)            (59,763)
                                            ---------           --------
                                            2,039,504           1,646,742
                                            ---------           ---------
 NET LOSS                                   (997,748)           (472,414)

       Deemed dividend on preferred stock   (857,000)                  -
       Preferred stock dividend requirement  (27,534)                  -
                                            --------            --------
 NET LOSS APPLICABLE TO
    COMMON STOCK                         $(1,882,282)          $(472,414)
                                           ---------            --------
Net loss per common share                      $(.04)              $(.01)
                                                ----                ----
Weighted average common shares
 outstanding                               47,022,520         46,250,476
                                           ----------         ----------













The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                      Total
                                                                                      Additional                      stock-
                                     Preferred Stock             Common stock           paid-in        Accumulated    holders'
                                    Shares      Amount       Shares       Amount        capital        deficit        equity
                                    ------      ------       ------       ------      ----------       -----------    --------
Balance at June 1, 1997                    -         -     46,782,003     $46,782     $28,699,219     $(25,725,039)  $3,020,962

Issuance of preferred stock          150,000    $1,500                                  2,816,400                     2,817,900
Conversion of preferred stock           (500)       (5)         6,582           7              (2)                            -
Exercise of options and warrants                              373,001         373         240,145                       240,518
Deemed dividend on preferred stock                                                        857,000         (857,000)           -
Preferred stock dividend requirement                               57                          86          (27,534)     (27,448)
Net loss                                                                                                  (997,748)    (997,748)
                                     -------     ------     ----------    -------     -----------     ------------   ----------
Balance at August 31, 1997           149,500     $1,495     47,161,643    $47,162     $32,612,848     $(27,607,321)  $5,054,184
                                     -------     ------     ----------    -------     -----------     ------------   ----------






















The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three-months ended August 31,
                                                      ----------------------------
                                                           1997                1996
                                                           ----                ----
Cash flows from operating activities
  Net loss                                             $(997,748)          $(472,414)
                                                      ----------           ---------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                      90,767              76,413
      Provision for doubtful accounts                                       100,000
      Amortization of deferred compensation                                  42,453
Changes in operating assets and liabilities
        Accounts receivable                            (184,432)            156,371
        Inventory                                       100,302            (307,883)
        Other current assets                               (565)             64,415
        Accounts payable, accrued expenses
         and other current liabilities                   217,269            (76,027)
        Other liabilities                                 62,370             50,000
                                                       ---------           --------
                                                         285,711            105,742
                                                       ---------           --------
     Net cash used in operating activities              (712,037)          (366,672)
                                                       ---------           --------

Cash flows from investing activities
Purchase of property and equipment                       (30,965)           (44,327)
                                                       ---------           --------
Net cash used in investing activities                    (30,965)           (44,327)
                                                       ---------           --------
Cash flows from financing activities
  Proceeds from exercise of options and warrants         240,518            418,125
  Debt conversion fees                                                      (10,000)
  Proceeds from issuance of preferred stock, net       2,817,900
                                                       ---------           --------
Net cash provided by financing activities              3,058,418            408,125
                                                       ---------           --------

      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                      2,315,416             (2,874)
Cash and cash equivalents - beginning of period        1,753,004          4,447,806
                                                       ---------          ---------
Cash and cash equivalents - end of period             $4,068,420         $4,444,932
                                                       ---------          ---------


Non-cash investing and financing activities:
Deemed dividend on preferred stock                      $857,000
Issuance of common stock upon conversion of debt                         $3,344,575







The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1997
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 1997 and the related consolidated condensed statements of operations for the three-month periods ended August 31, 1997 and 1996, changes in stockholders' equity for the three-month period ended August 31, 1997 and cash flows for the three-month periods ended August 31, 1997 and 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of August 31, 1997 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1997. Results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY

     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds approximating $2,800,000. The convertible preferred stock is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, five-year warrants were issued granting the investor one warrant for every five shares of common stock which would be issuable under the convertible preferred stock at an exercise price of $2.18 per share, as defined.
     The Company recorded a deemed dividend of $857,000 in the first quarter of fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible.
     In the first quarter of fiscal 1998, 500 shares of preferred stock were converted into 6,582 shares of common stock. (Subsequent to the first quarter, 52,000 shares of preferred stock were converted into 628,710 shares of common stock.) Also in the first quarter, options and warrants to purchase 373,001 shares of common stock were exercised, aggregating $241,000.

NOTE C - COMMITMENTS AND CONTINGENCIES

  Employment Agreements
  ---------------------
     Approximate aggregate minimum annual compensation obligations under active employment agreements at August 31, 1997, are summarized as follows:

          Twelve-months ended August 31,        Amount
          -----------------------------         ------
                              1998            $459,000
                              1999              99,000
                                              --------
                                              $558,000
                                              --------

                       Vasomedical, Inc. and Subsidiaries

                                 August 31, 1997
                                   (unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES (continued)
SEC Investigation
-----------------
     In February 1995, the Company received a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company has complied with the request for such documents. Whatever the ultimate objectives of the SEC's fact-finding inquiry may be, the Company intends to cooperate as the investigation proceeds. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     Litigation ---------- In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(R) . The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Results of Operation
--------------------
Three-months Ended August 31, 1997 and 1996
-------------------------------------------

     The Company generated revenues from the sale and lease of its EECP(R) device of $1,042,000 and $1,174,000 for the three-months ended August 31, 1997 and 1996, respectively. The Company incurred net losses of $998,000 and $472,000 for the three-months ended August 31, 1997 and 1996, respectively (excluding the fiscal 1998 recognition of an $857,000 deemed dividend on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $28,000 in dividend requirements, in connection with the Company's June 1997 financing). The Company has generated increasing revenues in each of its last three quarterly periods as the number of EECP(R) units purchased or rented by treatment centers is growing steadily. Although there can be no assurances that EECP(R) will become a commercial success, the Company expects to generate increasing revenues in fiscal 1998, including the expansion of EECP(R) in international markets. Management believes that there are many cardiology practices and hospitals interested in becoming providers of EECP(R) that have decided to await the results of the Company's multicenter clinical study to be presented at the American Heart Association meeting in November 1997 before making a financial commitment.

     Gross margins from the EECP(R) are dependent on a number of factors, particularly the mix of units sold and rented during the period, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(R) in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

     Selling, general and administrative (SGA) expenses for the three-months ended August 31, 1997 and 1996 were approximately $1,021,000 and $1,207,000, respectively. The $186,000 decrease in SGA expenses from the comparable period resulted primarily from a $120,000 reduction in commission expenses as a result of certain current-period sales not subject to commissions and a $100,000 bad debt expense charged in the prior period, offset by increases in marketing expenses related to programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, as well as expenses incurred in extending the marketing of EECP(R) to international markets.

     Research and development (R&D) expenses increased $449,000 compared to the comparable quarterly period. The increase is the result of commitments and expenses related to the Company's multi-center clinical study for EECP(R) which was completed in July 1997, the initiation of the development of the next-generation model of EECP(R) , and expenses related to a continuing quality-of-life and resource utilization study started in parallel with the multicenter clinical study. Expenses related to this study (which includes a long-term follow-up phase) and the continuing mechanical and clinical development of EECP(R) are expected to continue in fiscal 1998.


Liquidity and Capital Resources
-------------------------------
     Working capital at August 31, 1997 increased $2,156,000 to $4,137,000 as compared to $1,981,000 at May 31, 1997, principally from net proceeds from the issuance of convertible preferred stock and the exercise of options and warrants, offset by continuing operating losses. During the first quarter ended August 31, 1997, the Company generated net proceeds of $241,000 from the exercise of common stock options and purchase warrants.

     In March 1996, the Company entered into an exclusive agreement with a medical equipment finance company whereby this third party will purchase, subject to credit approval, the EECP(R) system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1997 and the first quarter of fiscal 1998, approximately 54% and 14%, respectively, of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in the future.

     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of approximately $2,800,000. Dividends due on such preferred stock are expected to be payable in shares of the Company's common stock. At September 30, 1997, more than one-third of the preferred stock issued was converted into common stock.

     Management believes that its present working capital position at August 31, 1997, along with the ongoing commercialization of EECP(R) in domestic and international markets, some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans at least through August 31, 1998.

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

                                VASOMEDICAL, INC.
                                AND SUBSIDIARIES
                                ----------------

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 - LEGAL PROCEEDINGS:

     Previously reported.

ITEM 2 - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5 - OTHER INFORMATION:

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits:
          None

     Reports on Form 8-K:
          Report on Form 8-K dated June 25, 1997.

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VASOMEDICAL, INC.

                         By:  /s/ Anthony Viscusi
                              President and CEO (Principal Executive Officer)


                              /s/ Joseph A. Giacalone
                              Treasurer
                             (Principal Financial and Accounting Officer)


Date:  October 17, 1997