Form 10-Q
period 1997-11-30
VASOMEDICAL INC
filed 1998-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1997

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                        (516) 997-4600
                                                      -------------


Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 12, 1998                    48,300,656
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

                       Vasomedical, Inc. and Subsidiaries



                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
     Item 1 - Financial Statements:

          Consolidated Condensed Balance Sheets as of
               November 30, 1997 and May 31, 1997 (Unaudited)                   3

          Consolidated Condensed Statements of Operations for
               the Six and Three Months Ended
               November 30, 1997 and 1996 (Unaudited)                           4

          Consolidated  Condensed  Statement of Changes in Stockholders'
               Equity for the Period from June 1, 1997 to November 30, 1997
               (Unaudited)                                                      5

          Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended November 30, 1997 and 1996 (Unaudited)          6


          Notes to Consolidated Condensed Financial Statements                  7

     Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             9

PART II - OTHER INFORMATION                                                     11

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                              November 30,            May 31,
                                                                  1997                 1997
                                                                  ----                 ----
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $3,270,905          $1,753,004
     Accounts receivable                                           417,014              56,648
     Inventory                                                     802,901             953,045
     Other current assets                                          134,855              86,063
                                                                 ---------           ---------
         Total current assets                                    4,625,675           2,848,760

PROPERTY AND EQUIPMENT, net                                        275,640             308,204
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             887,921             994,469
OTHER ASSETS                                                        23,588              23,588
                                                                ----------          ----------
                                                                $5,812,824          $4,175,021
                                                                ----------          ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $196,902            $272,978
     Accrued warranty and customer support expenses                369,000             321,000
     Accrued professional fees                                     527,876             243,062
     Accrued commissions                                           132,478              30,389
     Dividends payable                                              34,657
                                                                 ---------            --------
         Total current liabilities                               1,260,913             867,429

ACCRUED WARRANTY COSTS                                             280,000             220,000
OTHER LONG-TERM LIABILITIES                                         63,000              66,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000
       shares authorized; 75,000 shares at November 30, 1997
       issued and outstanding                                          750
     Common stock,  $.001 par value;  85,000,000 shares
       authorized;  48,152,059 shares and 46,782,003 shares
       at November 30, 1997 and May 31, 1997, respectively,
       issued and outstanding                                       48,152              46,782
     Additional paid-in capital                                 32,799,744          28,699,219
     Accumulated deficit                                       (28,639,735)        (25,725,039)
                                                                ----------          ----------
                                                                 4,208,911           3,020,962
                                                                ----------          ----------
                                                                $5,812,824          $4,175,021
                                                                ----------          ----------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Six months ended                Three months ended
                                              ----------------                ------------------
                                                November 30,                      November 30,
                                                -----------                       -----------
                                             1997            1996              1997             1996
                                             ----            ----              ----             ----
Revenues
 Equipment sales                          $2,024,416        $982,328        $1,071,879      $     -
 Equipment rentals and services              152,732         288,000            63,513          96,000
                                          ----------       ---------         ---------       ---------
                                           2,177,148       1,270,328         1,135,392          96,000
                                          ----------       ---------         ---------       ---------

Costs and expenses
 Cost of sales and services                  639,720         484,980           264,880         212,906
 Selling, general and administrative       2,506,533       2,236,318         1,485,494       1,029,281
 Research and development                    948,865         321,396           350,141         171,862
 Depreciation and amortization               182,316         155,416            91,549          79,003
 Interest and financing costs                  1,076           1,907                52             460
 Interest and other income - net             (96,605)       (107,325)          (49,715)        (47,562)
                                           ---------       ---------         ---------       ---------

                                           4,181,905       3,092,692         2,142,401       1,445,950
                                           ---------       ---------         ---------       ---------

 NET LOSS                                 (2,004,757)     (1,822,364)       (1,007,009)     (1,349,950)

       Deemed dividend on preferred stock   (857,000)           -                 -               -
       Preferred stock dividend requirement  (52,939)           -              (25,405)           -
                                           ---------       ---------         ---------       ---------

 NET LOSS APPLICABLE TO
    COMMON STOCK                         $(2,914,696)    $(1,822,364)       $(1,032,414)   $(1,349,950)
                                          ----------      ----------        -----------     ----------


Net loss per common share                      $(.06)          $(.04)            $(.02)          $(.03)
                                               -----           -----             -----           -----


Weighted average common shares
 outstanding                              47,417,151      46,440,736          47,811,782    46,630,996
                                          ----------      ----------          ----------    ----------










The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                                                       Total
                                                                                     Additional                        stock-
                                      Preferred Stock             Common stock         paid-in       Accumulated      holders'
                                    Shares       Amount       Shares       Amount      capital         deficit         equity
                                    ------       ------       ------       ------    ----------      -----------      --------

Balance at June 1, 1997                 -         -         46,782,003    $46,782    $28,699,219    $(25,725,039)    $3,020,962

Issuance of preferred stock          150,000    $1,500                                 2,816,400                      2,817,900
Conversion of preferred stock        (75,000)     (750)        841,714        842            (92)                        -
Exercise of options and warrants                               518,406        518        408,945                        409,463
Deemed dividend on preferred stock                                                       857,000        (857,000)        -
Preferred stock dividend requirement                             9,936         10         18,272         (52,939)       (34,657)
Net loss                                                                                              (2,004,757)    (2,004,757)
                                      -------     -----     ----------    -------    -----------    ------------     ----------

Balance at November 30, 1997           75,000      $750     48,152,059    $48,152    $32,799,744    $(28,639,735)    $4,208,911
                                      -------     -----     ----------    -------    -----------    ------------     ----------























The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Six months ended November 30,
                                                     -----------------------------
                                                       1997                 1996
                                                       ----                 ----
Cash flows from operating activities
  Net loss                                          $(2,004,757)        $(1,822,364)
                                                    -----------         -----------
  Adjustments to reconcile net loss
  to net cash used in operating activities
  Depreciation and amortization                         182,316             155,416
  Provision for doubtful accounts                                           200,000
  Amortization of deferred compensation                                      84,906
  Changes in operating assets and liabilities
  Accounts receivable                                  (360,366)             98,898
  Inventory                                             150,144            (238,573)
  Other current assets                                  (48,792)             19,585
  Accounts payable, accrued expenses and
      other current liabilities                         358,827            (312,823)
    Other liabilities                                    56,370              77,000
                                                      ---------           ---------
                                                        338,499              84,409
                                                      ---------           ---------
     Net cash used in operating activities           (1,666,258)         (1,737,955)
                                                      ---------           ---------

  Cash flows from investing activities
  Purchase of property and equipment                    (43,204)           (139,653)
                                                       --------           ---------
     Net cash used in investing activities              (43,204)           (139,653)
                                                       --------           ---------

Cash flows from financing activities
  Proceeds from exercise of options and warrants        409,463             890,024
  Debt conversion fees                                                      (10,000)
  Proceeds from issuance of preferred stock, net      2,817,900
                                                      ---------             -------
Net cash provided by financing activities             3,227,363             880,024
                                                      ---------             -------

      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                      1,517,901           (997,584)
Cash and cash equivalents - beginning of period        1,753,004          4,447,806
                                                      ----------         ----------
Cash and cash equivalents - end of period             $3,270,905         $3,450,222
                                                      ----------         ----------


Non-cash investing and financing activities:
Deemed dividend on preferred stock                      $857,000
Issuance of common stock upon conversion of debt                         $3,344,575







The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of November 30, 1997 and the related consolidated condensed statements of operations for the six- and three-month periods ended November 30, 1997 and 1996, changes in stockholders' equity for the six month period ended November 30, 1997 and cash flows for the six-month periods ended November 30, 1997 and 1996 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of November 30, 1997 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1997. Results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results expected for the full year.


NOTE B - STOCKHOLDERS' EQUITY

     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds approximating $2,800,000. The convertible preferred stock is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, five-year warrants were issued granting the investor one warrant for every five shares of common stock which would be issuable under the convertible preferred stock at an exercise price of $2.18 per share, as defined.
     The Company recorded a deemed dividend of $857,000 in the first quarter of fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible.
     In the first two quarters of fiscal 1998, 75,000 shares of preferred stock were converted into 841,714 shares of common stock. Also in the first two quarters, options and warrants to purchase 518,406 shares of common stock were exercised, aggregating $409,000. (Subsequent to the second quarter, 11,750 shares of preferred stock were converted into 148,597 shares of common stock.)
     On December 4, 1997, the authorized number of common shares was increased from 85,000,000 to 110,000,000.

                       Vasomedical, Inc. and Subsidiaries

                                November 30, 1997
                                   (unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------
     Approximate aggregate minimum annual compensation obligations under active employment agreements at November 30, 1997, are summarized as follows:

          Twelve months ended November 30,       Amount
          -------------------------------        ------
                       1998                     $382,000
                       1999                       34,000
                                                --------
                                                $416,000
                                                --------

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

     Litigation ---------- In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(R) systems. The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Results of  Operations
---------------------
Six and Three  Months  Ended November 30, 1997 and 1996
-------------------------------------------------------
     The Company generated revenues from the sale and lease of EECP(R) systems of $2,177,000 and $1,135,000 and $1,270,000 and $96,000 for the six- and
three-month periods ended November 30, 1997 and 1996, respectively. The Company incurred net losses of $2,005,000 and $1,822,000 for the six months ended November 30, 1997 and 1996, respectively (excluding the fiscal 1998 recognition of an $857,000 deemed dividend on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $53,000 in dividend requirements, in connection with the Company's June 1997 financing). The Company incurred net losses of $1,007,000 and $1,350,000 for the three months ended November 30, 1997 and 1996, respectively (excluding the fiscal 1998 recognition of $25,000 in dividend requirements in connection with the Company's June 1997 financing). The Company has generated increasing revenues in each of its last four quarterly periods as the number of EECP(R) units purchased or rented by treatment centers is growing. Although there can be no assurances that EECP(R) devices will become a commercial success, the Company expects to generate increasing revenues in fiscal 1998, including the expansion of EECP(R) sales in international markets. Management believes that the number of cardiology practices and hospitals interested in becoming providers of EECP(R) therapy has increased substantially following the announcement of the results of the Company's multicenter clinical study at the American Heart Association meeting in November 1997 (which data are expected to be published in a major peer-reviewed journal in 1998).

     Gross margins are dependent on a number of factors, particularly the mix of EECP(R) units sold and rented during the period, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(R) system in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

     Selling, general and administrative (SGA) expenses for the six- and three-month periods ended November 30, 1997 and 1996 were approximately $2,507,000 and $2,236,000, and $1,485,000 and $1,029,000, respectively. The
$270,000 increase in SGA expenses for the comparable six-month period resulted primarily from increases in marketing expenses related to programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, as well as expenses incurred in extending the marketing of EECP(R) systems to international markets, offset by $120,000 reduction in commission expenses as a result of certain current-period sales not subject to commissions and a $200,000 bad debt expense charged in the prior period. The $456,000 increase in SGA expenses for the comparable three-month period resulted primarily from increases in marketing expenses related to programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, as well as expenses incurred in extending the marketing of EECP(R) systems to international markets, offset by $120,000 reduction in commission expenses as a result of certain current-period sales not subject to commissions and a $100,000 bad debt expense charged in the prior period.

     Research and development (R&D) expenses increased $627,000 and $178,000 for the six and three months ended November 30, 1997 compared to the prior periods. The increases are a result of commitments and expenses related to the Company's multicenter clinical study of EECP(R) which was completed in July 1997, the initiation of the development of the next-generation model of the EECP(R) system, and expenses related to a continuing quality-of-life and resource utilization study started in parallel with the multicenter clinical study. Expenses related to this study (which includes a long-term follow-up phase), to the development of the new model of the EECP(R) system and to the establishment of new indications are expected to continue in fiscal 1998.


Liquidity and Capital Resources
-------------------------------
     Working capital at November 30, 1997 increased $1,384,000 to $3,365,000 as compared to $1,981,000 at May 31, 1997, principally as a result of net proceeds from the issuance of convertible preferred stock and the exercise of options and warrants, offset by continuing operating losses. During the period ended
November 30, 1997, the Company generated net proceeds of $409,000 from the exercise of common stock options and purchase warrants.

     In March 1996, the Company entered into an exclusive agreement with a medical equipment finance company whereby this third party will purchase, subject to credit approval, the EECP(R) system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1997 and the first half of fiscal 1998, approximately 54% and 30%, respectively, of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in the future.

     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of approximately $2,800,000. Dividends due on such preferred stock are expected to be payable in shares of the Company's common stock. At December 31, 1997, approximately 60% of the preferred stock issued was converted into common stock.

     Management believes that its present working capital position at November 30, 1997, along with the ongoing commercialization of the EECP(R) system in domestic and international markets, some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans at least through November 30, 1998.

     Except for historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports.

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

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A. The registrant held its Annual Meeting of Stockholders on December 4, 1997.

     B. Not applicable.

     C. Two directors were elected at the Annual Meeting to serve in Class II until the Annual Meeting of Stockholders for fiscal 2000. They are Abraham E. Cohen and John C.K. Hui. The minimum number of votes cast in favor of their elections was 35,444,173.

     The other matters voted upon and the votes cast are as follows:

     1) Amendment of the Certificate of Incorporation to increase the authorized shares of common stock from 85,000,000 to 110,000,000
          Votes For:  34,322,216;  Votes Against:  1,166,122;  Votes  Abstained:
          121,954

     2) Adoption of a 1997 Stock Option Plan
          Votes For:  32,204,259;  Votes against:  2,199,455;  Votes  Abstained:
          189,281

     3) Ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 1998.
          Votes  For:  35,330,749;  Votes  Against:  152,197;  Votes  Abstained:
          127,346

ITEM 5 - OTHER INFORMATION:

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits:
          No. 27 Financial Data Schedule

     Reports on Form 8-K:
          None

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VASOMEDICAL, INC.

                         By:  /s/ Anthony Viscusi
                              ---------------------------------------------
                              President and CEO (Principal Executive Officer)

                              /s/ Joseph Giacalone
                              ----------------------------------------------
                              Treasurer (Principal Financial
                                         and Accounting Officer)


Date:  January 14, 1998