Form 10-Q
period 1998-02-28
VASOMEDICAL INC
filed 1998-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                                VASOMEDICAL, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

     Delaware                                        11-2871434
--------------------------------------------------------------------------------
(State or other jurisdiction of          .  (IRS Employer Identification Number)
 incorporation or organization)

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                       (516) 997-4600
                                                     -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 14, 1998                     48,407,866
                                                       ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements:                                          Page
                                                                            ----
         Consolidated Condensed Balance Sheets as of
              February 28, 1998 and May 31, 1997 (Unaudited)                  3

         Consolidated Condensed Statements of Operations for
              the Nine and Three Months Ended
              February 28, 1998 and 1997 (Unaudited)                          4

         Consolidated Condensed Statement of Changes in Stockholders'
              Equity for the Nine Months Ended February 28, 1998 (Unaudited)  5

         Consolidated Condensed Statements of Cash Flows for the
              Nine Months Ended February 28, 1998 and 1997 (Unaudited)        6


         Notes to Consolidated Condensed Financial Statements                 7

    Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

PART II - OTHER INFORMATION                                                   11

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                               February 28,     May 31,
                                                                      1998        1997
                                                                      ----        ----
        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $2,048,517    $1,753,004
    Accounts receivable                                            815,277        56,648
    Inventory                                                      789,273       953,045
    Other current assets                                           250,445        86,063
                                                                ----------    ----------
        Total current assets                                     3,903,512     2,848,760

PROPERTY AND EQUIPMENT, net                                        291,738       308,204
CAPITALIZED COSTS IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             834,647       994,469
OTHER ASSETS                                                        23,991        23,588
                                                                ----------    ----------
                                                                $5,053,888    $4,175,021
                                                                ----------    ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $238,007      $272,978
    Accrued warranty and customer support expenses                 240,000       321,000
    Accrued professional fees                                      521,311       243,062
    Accrued commissions                                             60,796        30,389
    Dividends payable                                               44,057
                                                                ----------    ----------
        Total current liabilities                                1,104,171       867,429

ACCRUED WARRANTY COSTS                                             409,000       220,000
OTHER LONG-TERM LIABILITIES                                         69,000        66,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000
      shares authorized; 61,500 shares at February 28, 1998
      issued and outstanding                                           615
    Common stock, $.001 par value;  110,000,000  shares  authorized;
      48,374,500 shares and 46,782,003 shares at February 28, 1998
      and May 31, 1997, respectively, issued and outstanding        48,374        46,782
    Additional paid-in capital                                  32,881,977    28,699,219
    Accumulated deficit                                        (29,459,249)  (25,725,039)
                                                                ----------    ----------
                                                                 3,471,717     3,020,962
                                                                ----------    ----------
                                                                $5,053,888    $4,175,021
                                                                ----------    ----------

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Nine months ended           Three months ended
                                            -----------------           ------------------
                                                 February 28,               February 28,
                                                 -----------                -----------
                                               1998           1997          1998          1997
                                               ----           ----          ----          ----
Revenues
 Equipment sales                         $3,650,080     $1,275,150     $1,625,664     $292,822
 Equipment rentals and services             205,231        367,912         52,499       79,912
                                         ----------     ----------     ----------     --------
                                          3,855,311      1,643,062      1,678,163      372,734
                                         ----------     ----------     ----------     --------
Costs and expenses
 Cost of sales and services               1,063,367        728,871        423,647      243,891
 Selling, general and administrative      4,175,189      3,293,141      1,668,656    1,056,823
 Research and development                 1,279,966        618,142        331,101      296,746
 Depreciation and amortization              275,179        239,918         92,863       84,502
 Interest and financing costs                 1,546          3,750            470        1,843
 Interest and other income - net           (132,385)      (143,392)       (35,780)     (36,067)
                                          ---------     ----------     ----------    ---------
                                          6,662,862      4,740,430      2,480,957    1,647,738
                                          ---------     ----------     ----------    ---------
NET LOSS                                 (2,807,551)    (3,097,368)      (802,794)  (1,275,004)

  Deemed dividend on preferred stock       (857,000)             -              -            -
  Preferred stock dividend requirement      (69,659)             -        (16,720)           -
                                          ---------     ----------     ----------     --------
NET LOSS APPLICABLE TO
 COMMON STOCK                           $(3,734,210)   $(3,097,368)     $(819,514) $(1,275,004)
                                        -----------    -----------      ---------  -----------

Net loss per common share (basic and
 diluted)                                     $(.08)         $(.07)         $(.02)       $(.03)
                                              -----          -----          -----        -----

Weighted average common shares
 outstanding                             47,689,862     46,542,928     48,235,284   46,747,312
                                         ----------     ----------     ----------   ----------




The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                            Total
                                                                                         Additional                        stock-
                                       Preferred Stock               Common stock          paid-in     Accumulated       holders'
                                       Shares     Amount         Shares     Amount         capital         deficit         equity
                                       ------     ------         ------     ------      ----------     -----------        -------

Balance at June 1, 1997                     -          -     46,782,003    $46,782     $28,699,219    $(25,725,039)    $3,020,962

Issuance of preferred stock           150,000     $1,500                                 2,816,400                      2,817,900
Conversion of preferred stock         (88,500)      (885)     1,009,594      1,010            (125)                             -
Exercise of options and warrants                                568,406        568         483,895                        484,463
Deemed dividend on preferred stock                                                         857,000        (857,000)             -
Preferred stock dividend requirement                             14,497         14          25,588         (69,659)       (44,057)
Net loss                                                                                                (2,807,551)    (2,807,551)
                                      -------      -----     ----------    -------      -----------   ------------     ----------
Balance at February 28, 1998           61,500       $615     48,374,500    $48,374      $32,881,977   $(29,459,249)    $3,471,717
                                      -------      -----     ----------    -------      -----------   ------------     ----------




















The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Nine months ended February 28,
                                                    -----------------------------
                                                          1998              1997
                                                          ----              ----
Cash flows from operating activities
  Net loss                                          $(2,807,551)     $(3,097,368)
                                                    -----------      -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                     275,179          239,918
      Provision for doubtful accounts                                    200,000
      Amortization of deferred compensation                              127,359
  Changes in operating assets and liabilities
        Accounts receivable                            (758,629)         556,026
        Inventory                                       163,772         (491,309)
        Other current assets                           (164,382)          38,017
        Other assets                                       (403)
        Accounts payable, accrued expenses and
         other current liabilities                      192,685         (140,060)
        Other liabilities                               191,370          103,000
                                                    -----------      -----------
                                                       (100,408)         632,951
                                                    -----------      -----------
     Net cash used in operating activities           (2,907,959)      (2,464,417)
                                                    -----------      -----------
Cash flows from investing activities
  Purchase of property and equipment                    (98,891)        (193,472)
                                                    -----------      -----------
Net cash used in investing activities                   (98,891)        (193,472)
                                                    -----------      -----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants        484,463          919,416
  Debt conversion fees                                                   (10,000)
  Proceeds from the financing of operating leases                        118,320
  Proceeds from issuance of preferred stock, net      2,817,900
                                                    -----------      -----------
Net cash provided by financing activities             3,302,363        1,027,736
                                                    -----------      -----------

      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                       295,513       (1,630,153)
Cash and cash equivalents - beginning of period       1,753,004        4,447,806
                                                     ----------       ----------
Cash and cash equivalents - end of period            $2,048,517       $2,817,653
                                                     ----------       ----------

Non-cash investing and financing activities:
Deemed dividend on preferred stock                     $857,000
Issuance of common stock upon conversion of debt                      $3,344,575

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 28, 1998
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
    The consolidated condensed balance sheet as of February 28, 1998 and the related consolidated condensed statements of operations for the nine- and three-month periods ended February 28, 1998 and 1997, changes in stockholders' equity for the nine-month period ended February 28, 1998 and cash flows for the nine-month periods ended February 28, 1998 and 1997 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of February 28, 1998 and for all periods presented have been made.
    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1997. Results of operations for the periods ended February 28, 1998 and 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B   EARNINGS PER SHARE
    In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which supercedes Accounting Principle Board Opinion No. 15. Under SFAS No. 128, earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three- and nine-month periods ended February 28, 1998 and 1997, there is no difference between basic and diluted net loss per share or between the basic and net loss per share as previously reported. Potential common shares from stock options and convertible preferred stock are excluded in computed basic and diluted net loss per share as their effects would be antidilutive.

NOTE C - STOCKHOLDERS' EQUITY
    On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds approximating $2,800,000. The convertible preferred stock is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, five-year warrants were issued granting the investor one warrant for every five shares of common stock which would be issuable under the convertible preferred stock at an exercise price of $2.18 per share, as defined.
    The Company recorded a deemed dividend of $857,000 in the first quarter of fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible.
    On December 4, 1997, the authorized number of common shares was increased from 85,000,000 to 110,000,000.

                       Vasomedical, Inc. and Subsidiaries

                                February 28, 1998
                                   (unaudited)

NOTE C   STOCKHOLDERS' EQUITY (continued)
    In the first three quarters of fiscal 1998, 88,500 shares of preferred stock were converted into 1,009,594 shares of common stock. Also in the first three quarters, options and warrants to purchase 568,406 shares of common stock were exercised, aggregating $484,000. (Subsequent to the third quarter, 2,500 shares of preferred stock were converted into 32,231 shares of common stock.)
    On March 12, 1998, the Company's Board of Directors approved a grant of stock options under the 1997 Stock Option Plan to certain outside directors, officers and employees to purchase 100,000 shares, 602,500 shares and 252,000 shares, respectively, of the Company's common stock at $1.91 per share.

NOTE D - COMMITMENTS AND CONTINGENCIES
Employment Agreements
---------------------
    Approximate aggregate minimum annual compensation obligations under active employment agreements at February 28, 1998, and including modifications approved by the Board of Directors on March 12, 1998, are summarized as follows:

         Twelve months ended February 28,       Amount
         -------------------------------        ------
                              1999            $569,000
                              2000             569,000
                              2001             498,000
                              2002             128,000
                                            ----------
                                            $1,764,000
                                            ----------

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

Litigation
----------
    In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP systems. The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------
Results of Operations
---------------------
Nine and Three Months Ended February 28, 1998 and 1997
------------------------------------------------------
    The Company generated revenues from the sale and lease of EECP systems of $3,855,000 and $1,678,000 and $1,643,000 and $373,000 for the nine- and three-month periods ended February 28, 1998 and 1997, respectively. The Company incurred net losses of $2,808,000 and $3,097,000 for the nine months ended February 28, 1998 and 1997, respectively (excluding the fiscal 1998 recognition of an $857,000 deemed dividend on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $70,000 in dividend requirements, in connection with the Company's June 1997 financing). The Company incurred net losses of $803,000 and $1,275,000 for the three months ended February 28, 1998 and 1997, respectively (excluding the fiscal 1998 recognition of $17,000 in dividend requirements in connection with the Company's June 1997 financing). The Company has generated increasing revenues in each of its last five quarterly periods as the number of EECP units purchased or rented by treatment centers is growing. Although there can be no assurances that EECP devices will become a commercial success, the Company expects to generate increasing revenues in fiscal 1998. Management believes that the number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased substantially following the announcement of the results of the Company's multicenter clinical study at the American Heart Association meeting in November 1997 (which data are expected to be published in a major peer-reviewed journal in 1998) and additional reports presented at the American College of Cardiology meeting at the end of March 1998.

    Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.

     Selling, general and administrative (SGA) expenses for the nine- and three-month periods ended February 28, 1998 and 1997 were approximately $4,175,000 and $1,669,000, and $3,293,000 and $1,057,000, respectively. The
$882,000 increase in SGA expenses in fiscal 1998 from the nine-month period in fiscal 1997 resulted primarily from increases in marketing expenses related to programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, and the expansion of the Company's direct sales force, offset by a $200,000 bad debt expense charged in the prior-year period. The $612,000 increase in SGA expenses in fiscal 1998 from the three-month period in fiscal 1997 resulted primarily from increases in marketing expenses related to programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, an increase in commission expense as a result of increasing sales, and the two-fold expansion of the Company's direct sales force in January 1998.

    Research and development (R&D) expenses increased $662,000 and $34,000 for the nine and three months ended February 28, 1998 compared to the prior periods. The increases are a result of commitments and expenses related to the Company's multicenter clinical study of EECP which was completed in July 1997, the initiation of the development of the next-generation model of the EECP system, and expenses related to a continuing quality-of-life and resource utilization study started in parallel with the multicenter clinical study. Expenses related to this study (which includes a long-term follow-up phase), to the development of the new model of the EECP system and to the establishment of new indications are expected to continue in fiscal 1998.

Liquidity and Capital Resources
-------------------------------
    Working capital at February 28, 1998 increased $818,000 to $2,799,000 as compared to $1,981,000 at May 31, 1997, principally as a result of net proceeds from the issuance of convertible preferred stock and the exercise of options and warrants, offset by continuing operating losses. During the period ended
February 28, 1998, the Company generated net proceeds of $484,000 from the exercise of common stock options and purchase warrants.

     In March 1996, the Company entered into an exclusive agreement with a medical equipment finance company whereby this third party will purchase, subject to credit approval, the EECP system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1997 and the first three quarters of fiscal 1998, approximately 54% and 18%, respectively, of the Company's revenues were derived through such transactions. Although there can be no certainty about future revenues generated through these transactions, the Company believes that these transactions will contribute to expected growing revenues and working capital in the future.

    On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of approximately $2,818,000. Dividends due on such preferred stock are expected to be payable in shares of the Company's common stock. At March 31, 1998, approximately 61% of the preferred stock issued was converted into common stock.

    Management believes that its present working capital position at February 28, 1998, along with the ongoing commercialization of the EECP system in domestic and international markets, some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans at least through February 28, 1999.

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


Date:  April 14, 1998