Form 10-K
period 1998-05-31
VASOMEDICAL INC
filed 1998-07-31
CIK 839087

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File No. 0-18105

                                VASOMEDICAL, INC.
                (Name of registrant as specified in its charter)

Delaware                                                    11-2871434
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

180 Linden Avenue, Westbury, New York                       11590
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:         (516) 997-4600

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

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 23, 1998, based on the average price on that date, was $63,142,000. At July 23, 1998, the number of shares outstanding of the issuer's common stock was 48,688,212.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits are incorporated herein by reference as set forth in Item 13(a)3, Index to Exhibits, in Part IV.
================================================================================

                                     PART I

ITEM ONE - BUSINESS

     Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. When used herein, words such as "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; the regulatory and trade environment; and the risk factors reported from time to time in the Company's SEC reports.


General

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is engaged in the commercialization of the EECP(R) enhanced external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, atraumatic treatment of patients with coronary artery disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers.

     In fiscal 1992, the Company, through the purchase of a 55% interest in Vaso Interim Corp. ("Vaso Interim"), acquired the worldwide exclusive marketing rights (except in China) to EECP and agreed to fund the research and development activities of Vasogenics, Inc. ("Vasogenics"), its joint-venture partner in Vaso Interim and sole minority shareholder. Vasogenics held the intellectual property rights to the EECP technology, including patents and manufacturing rights.

     In January 1995, the Company acquired all the capital stock of Vasogenics for stock consideration and the assumption of certain liabilities. In connection with the acquisition, the Company retained certain key employees of Vasogenics who had been involved in the development of the EECP technology. Vasogenics and Vaso Interim were subsequently merged into Vasomedical.

     EECP , which had undergone clinical studies at the State University of New York's University Medical Center at Stony Brook ("Stony Brook"), received marketing clearance from the Food and Drug Administration ("FDA") under a 510(k) premarket notification in February 1995.


The EECP  Enhanced External Counterpulsation System
General Discussion
     According to the American Heart Association, coronary heart disease ("CHD") is the single largest killer of American males and females. CHD caused 481,287 deaths in the United States in 1995. A major complication of CHD is angina pectoris, from which millions of Americans suffer. It is caused by obstruction of arteries which supply the heart muscle with blood. The pain associated with angina pectoris can be disabling, and conventional therapy, when medication fails, consists of invasive procedures, such as percutaneous transluminal coronary angioplasty ("PTCA") and coronary artery bypass grafting ("CABG"). According to a Report of the American College of Cardiology/American Heart Association Task Force on Assessment of Diagnostic and Therapeutic Cardiovascular Procedures, re-occlusion of dilated vessels occurs within six months of PTCA interventions in 30% to 40% of cases (Journal of the American College of Cardiology Vol. 22, No. 7, December 1993:2033-2054) and localized or diffuse narrowings occur in half of vein grafts by ten years after CABG (Circulation Vol. 83, No. 3, March 1991:1125-1173).

     In March 1989, Vasogenics received 510(k) marketing clearance from the FDA for the MC1 model of the EECP system. In February 1995, the Company received 510(k) marketing clearance for its EECP-MC2 model, which incorporated technological improvements of external counterpulsation. Marketing clearance was for use of the EECP procedure in the treatment of patients suffering from stable and unstable angina pectoris, acute myocardial infarction and cardiogenic shock. The Company has, however, decided to focus initially only on the stable angina pectoris indication.

     A US patent (which expires in 2005) covering EECP design and functions was issued in June 1988 to Dr. Zheng of Sun Yat-sen University of Medical Sciences in China. This patent was assigned to Vasogenics in September 1991 and it is now owned by the Company. Additional international and domestic patent applications were filed in May 1993. A new US patent was issued to the Company in October 1996, as well as several international patents since then. The Company expects additional international patents to issue during fiscal 1999. Such patents cover several specific enhancements to the current EECP model.

The System
     EECP is an advanced treatment system utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment involves the inflation and deflation of a series of compressive air cuffs applied to the patient's lower extremities - the calves, lower thighs, and upper thighs, including the buttocks. Timing for inflation and deflation is regulated by a microprocessor running electrocardiogram ("ECG") signals through sets of algorithms that monitor safety and precision.

     Upon diastole, the cuffs are inflated sequentially and rapidly from the calves proximally, creating a retrograde arterial pressure wave that increases systemic aortic diastolic pressure, coronary perfusion pressure and blood flow. Compression of the vascular beds of the legs also increases venous return. Instantaneous decompression of all cuffs at the onset of systole lowers vascular impedance, thereby decreasing ventricular workload. This latter effect, when coupled with the augmented venous return, can raise cardiac output by as much as 63%.

     Patients usually begin to experience symptomatic relief of angina after 15 or 20 hours of a 35-hour treatment regimen. Positive effects are sustained between treatments and usually persist years after completion of a full course of therapy, as reported in the April 15, 1995 issue of the American Journal of Cardiology.

     The mechanism by which EECP produces long-term patient benefits remains uncertain, but thallium-201 and exercise stress test results combined are strongly indicative of an improvement in myocardial perfusion and resolution of reversible ischemic defects. The most logical explanation for these observations is that EECP in some way stimulates collateral vessel recruitment and/or growth. Collateral vessels may be regarded as one of the heart's emergency systems, and can be called upon to open up and also to be extended, in response to ischemia.

     The contribution of collateral blood flow to total myocardial perfusion has been recognized for decades. Collateral vessels are brought into play by a critical occlusion in a coronary artery. This causes a drop in perfusion pressure distal to the occlusion, which, in turn, creates an increased pressure gradient across the collateral vessel bridging the patent and occluded artery. The increased pressure gradient is believed to be the main reason for recruitment of collateral vessels in the early stages of acute myocardial ischemia. As EECP increases diastolic, and thus coronary perfusion pressure, it would be expected to increase the intensity of the stimulus and thereby enhance the recruitment of latent collateral vessels. However, the fact that most patients do not begin to experience symptomatic benefit until after the second or third week of treatment suggests the possibility that growth of new vessels may also be involved. This could, in turn, result from chronic alteration and resetting of autocrine and endocrine neurohormonal systems, including concentrations of local growth factors. Studies to explore these possibilities are already being planned. Factors such as angiotensin II, endothelin and platelet-derived growth factor ("PDGF") have all been shown to possess both vasoactive and mitotic properties on vascular smooth muscle. It is possible that EECP causes some resetting of the systems (e.g., baroreceptors) that regulate blood pressure. If these changes were to involve some of the aforementioned factors, they might exert their immediate effects on vascular smooth muscle tone and their long-term effects on vascular smooth muscle mass.

     The results of studies carried out at Stony Brook, supported by previous experience in China, provide the first indications that EECP therapy may stimulate collateral flow in coronary artery disease patients. In support of this hypothesis is the observation that the presence of one or more vascular conduits without significant stenosis appears to be predictive of a favorable response to EECP therapy. In fact, effectiveness has been shown to be directly related to the number of patent coronary vessels in the treated patients. The explanation appears to be that a proximally patent conduit is necessary to allow transmission of augmented diastolic pressure and flow to distal coronary vessels, by which collateral recruitment or development is promoted.

     The Company's EECP equipment consists of a control unit, an air compressor, an ECG and pulse monitoring unit, in addition to the series of compressive cuffs that are wrapped around the lower extremities of the patient. The EECP timing logic is controlled by a central microprocessor which obtains signals from the electrical activities of the heart, determines the period for each heart beat, calculates the precise instant when the heart is contracting or relaxing and sends out a signal to control the inflation and deflation valves so as to apply and relieve pressure at the appropriate time.

Clinical Studies
     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past 40 years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the EECP system, such as the computer-controlled operating system that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed enhanced sequential device - EECP . Not only did a course of treatment with EECP reduce the frequency and severity of anginal symptoms during normal daily functions and also during exercise, but the improvements were sustained for years after therapy.

     These results prompted a group of investigators at Stony Brook to undertake studies with EECP to reproduce the Chinese results, using both subjective and objective endpoints. The first study group consisted of 18 patients with chronic stable angina, despite medical and surgical intervention, as well as evidence, assessed by thallium-201 perfusion imaging, of ischemia during an exercise stress test. EECP treatment was administered for one hour daily for a total of 36 hours over approximately seven weeks. During the course of treatment, all 18 patients experienced substantial subjective improvements in symptoms, and 16 were completely free of angina during normal daily activities. Looking at objective measures of benefit, a comparison of maximal stress test results before and after treatment showed that EECP produced a significant increase (19%) in exercise tolerance in the total patient population.

     Intriguingly, results of thallium-201 scans before and after treatment also showed a complete resolution of perfusion defects in 12 patients (67%) and a decrease in the size of the ischemic zone in another two. Thus, 14 of 18 patients (78%) experienced a reduction in ischemia as assessed by radionuclide imaging.

     A subgroup analysis of exercise stress tests for these patients revealed that EECP not only produced significant improvements in exercise duration (22%), but also increases in double product (peak exercise systolic blood pressure x peak heart rate, a measure of cardiac work). Taking all these results together, the conclusion was that a program of EECP treatment was somehow capable of producing a sustained improvement in myocardial oxygen supply and, hence, an increase in oxygen consumption. The heart was thus able to work harder for longer periods.

     Subsequent data from a group of 50 angina patients who were treated with EECP are consistent with the above results. All of these patients reported a reduction in symptoms and 80% demonstrated improvement by radionuclide testing. Patients with one- or two-vessel disease were significantly more likely to respond than those with three-vessel disease.

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

     Another study of 27 patients with angina pectoris indicated that EECP outpatient therapy appears to exert effects on the heart similar to those achieved by exercise training. After receiving EECP , approximately 80% of the patients studied achieved an increase in exercise time as measured during thallium stress tests. Although exercise usually causes increases in the heart rate and blood pressure, these patients exhibited lower than expected heart rate increases and no significant increases in blood pressure during their stress tests. This indicates that they achieved similar conditioning benefits from EECP as might be expected from engaging in a regular program of exercise.

     In this study, 26 men and one woman received 35 hours of EECP . A maximal radionuclide stress test was performed prior to entry into the study. Upon completion of the EECP treatment course, patients were again tested to the same cardiac workload and to maximum effort. The radionuclide imaging results were similar to those reported in previous studies with 78% of patients having a partial or complete resolution of perfusion defects indicating better or normalized blood flow to ischemic areas of the heart.

     Only those who had improved post-EECP radionuclide images demonstrated meaningful increases in maximal exercise times. However, in the "unimproved" group, there was a significant decrease in post-EECP double product, indicating a useful decrease in peripheral vascular resistance. The authors concluded that the two proposed mechanisms of EECP , improved stress perfusion of the ischemic myocardium and decreased peripheral vascular resistance, are complementary and may explain the improved exercise tolerance and symptomatic relief sometimes seen in patients with unchanged stress perfusion imaging.

     A five-year follow-up study of morbidity and mortality in 33 angina patients treated with EECP was reported by the Stony Brook center in April 1997. These patients had received 35 hours of EECP between 1989 and 1996, had documented CHD and had undergone pre- and post-exercise testing. The initial group of 18 patients previously reported at three years of follow-up was included in this expanded cohort. Cardiac angiography had been performed in 18 patients, with 16 of these patients having multi-vessel disease; ten of 33 patients treated had prior myocardial infarction and 13 had undergone either CABG or PTCA, with eight having undergone both treatments. Of the 33 patients treated, 4 died 1-5 years after initial treatment with EECP , and complete follow-up data concerning cardiac events was obtained in the 29 surviving patients. Although nine patients required interim hospitalizations for one or more cardiac conditions, which consisted of acute myocardial infarcts (4), new CABG or PTCA (6), other cardiac surgery (1) or unstable angina (1), 20 of the 33 patients treated experienced none of the above 4-7 years post-EECP treatment. Since over 60% of the original cohort of 33 patients with advanced CHD are alive and well and without new events, this five-year follow-up study suggests that EECP is effective both in the short- and long-term therapy of chronic angina pectoris.

     In 1995, the Company began a large randomized, controlled and double-blinded multi-center clinical study ("MUST-EECP") in four leading university hospitals in the United States to confirm at other sites the patient benefits observed in open studies conducted at the Stony Brook center and to provide scientific evidence of this treatment's effectiveness. The University of California San Francisco, Columbia University College of Physicians & Surgeons at the Columbia-Presbyterian Medical Center in New York, Beth Israel Deaconess Hospital, a teaching affiliate of Harvard Medical School, and Yale University School of Medicine were the institutions that participated in the study. These institutions were later joined by Loyola University, University of Pittsburgh and Grant/Riverside Methodist Hospitals. MUST-EECP was completed in July 1997 and results were announced at the annual meeting of the American Heart Association in November 1997 and of the American College of Cardiology in March 1998. The Company expects the results of MUST-EECP to be published in a major peer-review medical journal in 1998.

     This ground-breaking study shows that EECP therapy is a safe and effective choice for more than seven million patients suffering from angina pectoris, a common symptom of CHD. This study provides scientific evidence of this novel treatment's effectiveness, even in patients on maximal medication and for whom invasive revascularization procedures are no longer an option. Results of MUST-EECP confirm clinical benefits shown in previous open trials: a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise-induced signs of myocardial ischemia.

     MUST-EECP was conducted from May 1995 to July 1997. One hundred and thirty-nine (139) patients suffering from chronic angina pectoris and on maximal medication were randomized to receive treatment or sham. The sham group was treated in a manner identical in every way to the treatment group except that cardiovascular hemodynamics were not affected. Neither patients nor physicians involved with the study knew to which group an individual patient belonged.

     Patients with a documented history of CHD, positive exercise stress tests and who were classified with Canadian Cardiovascular Society Classes I, II and III angina pectoris were randomized to treatment counterpulsation or sham counterpulsation. Exclusion criteria included: unstable angina, myocardial infarction, CABG three months prior, cardiac catheterization two weeks prior, greater than 50% stenosis in the left main artery, ECG abnormalities that would interfere with the interpretation of stress tests, overt congestive heart failure, and inability to provide consent or cooperate with the study protocol for the duration of the trial.

     Participants were representative of patients with severe CHD. Average age was 63 years (range 40-81 years): 88% were males; 58% had undergone either CABG or PTCA; and 49% had experienced prior myocardial infarctions. In addition, among those who benefited, 74% were in Canadian Class II or III, and 55% had "residual" multivessel coronary artery disease despite revascularization.

     Despite a considerable amount of medication prior to and during treatment, patients in the treated group still were able to show improvement averaging 11% in the time before the onset of ischemia demonstrated by stress ECG. Those in the sham (control) group showed no improvement at all. Additionally, even in the maximally medicated patients, exercise duration increased 10% in the average participant receiving treatment as measured by exercise treadmill; exercise duration increased only 6% in the sham group. Study participants followed a four to seven week treatment program. The protocol required patients to undergo EECP in one-hour sessions, until they had completed 35 hours of treatment.

     In fiscal 1999, the Company intends to conduct further studies with EECP in the United States and abroad to expand the patient data base in the treatment of angina, as well as to expand the EECP claim structure. Moreover, the Company is sponsoring a long-term quality-of-life and resource-utilization study with EECP in the same institutions and with the same patients that participated in MUST-EECP. The Company expects to supplement its applications to the Health Care Financing Authority ("HCFA") and other third-party payers for positive coverage policies with the results of this study.

     In pursuit of its claim expansion program, the Company applied for and received FDA approval in April 1998 to study the application of EECP in the treatment of congestive heart failure ("CHF"), a disabling condition affecting nearly 5 million Americans and the most frequent cause of hospitalization for those over 65 years of age. The study is being conducted simultaneously at the University of Pittsburgh and at the University of California San Francisco and is expected to be completed in calendar 1999. CHF occurs when the heart is unable to pump blood well enough to meet the body's needs. The circulatory system becomes congested when the heart fails to empty its chambers sufficiently, leading to an accumulation in the chest and lower limbs. According to the American Heart Association, 2.5 million men and 2.4 million women in the United States have CHF. About 400,000 new cases of the disease occur each year. The need to find new and effective methods to treat CHF is pressing, since the prevalence of the disease is growing rapidly as a result of the aging population and the improved survival rate of heart attacks, while deaths caused by the disease increased 116% from 1979 to 1995.

The Company's Plans
     The Company's short- and long-term plans are to:
     (a)  Establish EECP therapy as a new standard of care in CHD.
     (b) Publish the results of MUST-EECP in a major peer-review medical journal in calendar 1998.
     (c) Complete, in calendar 1998, a cost-effectiveness and quality-of-life evaluation of EECP therapy to justify reimbursement from HCFA (Medicare), State Welfare (Medicaid) agencies, and commercial insurance companies.
     (d) Engage in educational campaigns designed to highlight the cost-effectiveness of EECP therapy to managed care organizations.
     (e)  Complete a distribution network in international markets.
     (f)  Complete a  feasibility  study for the use of EECP in CHF in  calendar
          1999.
     (g) Expand the EECP clinical research program to establish new claims (e.g., use in the treatment of peripheral vascular disease) and confirm authorized claims (e.g., use in the treatment of acute coronary syndromes).
     (h) Complete the development of the next-generation EECP model and initiate its in-house assembly in calendar 1999.
     (i) Establish and support academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and to increase the number and diversity of clinical and mode-of-action studies, as well as the number of presentations, publications, speakers and advocates.
     (j)  Create new products for use in noninvasive cardiovascular medicine.

Glossary of Terms
Acute Myocardial Infarction - heart attack
Angina Pectoris - literally "chest pain"
Cardiogenic  shock - severe  reduction in blood  pressure  owing to weak pumping action of the heart
Collateral circulation - the use (recruitment) of small supplemental, usually unused channels through which blood can be made to flow when normal blood supply is impeded because of obstructions in coronary arteries
Coronary  Artery  Bypass  Graft  or CABG - a  surgical  transplant  of a vein to connect the aorta with an obstructed coronary artery
Coronary arteries - those that supply blood to the heart muscle
Diastole - rest period  during which the heart  chambers fill with blood and the heart muscle receives most of its supply of oxygen and other nutrients
Enhanced External Counterpulsation or EECP - "Enhanced" describes the Company's proprietary system which increases the level of diastolic augmentation by 40-50% over that of earlier devices
Ischemia - lack of blood supply
Occlusion - blockage of blood vessels
Percutaneous Transluminal Coronary Angioplasty or PTCA - insertion of a wire into a coronary artery to which a balloon or other instrument is attached for the purpose of widening a narrowed vessel
Stenosis - the narrowing of a blood vessel's diameter
Systole - contracting period during which the heart is pumping blood to the rest of the body
Thallium - an imaging medium used to detect areas of ischemia within the heart muscle


Competition
     Presently, Vasomedical is aware of only one competitor with an external counterpulsation device. While the Company believes that this competitor's involvement in the market is limited, there can be no assurance that this company will not become a competitive factor. Further, there can be no assurance that other companies will not enter the intended market for EECP . Such companies may have substantially greater financial, manufacturing, marketing and technological resources than those possessed by the Company and may, therefore, succeed in developing products or technologies that are more effective than those offered by the Company and that would render the Company's technology and existing products obsolete or noncompetitive.

Government Regulations
     The EECP system is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States.

     If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Pursuant to recent amendments to the law, the FDA can now require clinical data or other evidence of safety and effectiveness. The FDA may have authority to deny marketing clearance if the device is not shown to be safe and effective even if the device is "substantially equivalent" to a device marketed prior to May 28, 1976. The Company's EECP system can be marketed in the United States based on the FDA's determination of substantial equivalence. There can be no assurance that the Company's EECP system will not be reclassified in the future by the FDA and subject to additional regulatory requirements.

     If substantial equivalence cannot be established or if the FDA determines that a more extensive review of the device is in order, the FDA will require the manufacturer to submit a premarket application ("PMA") that must be fully reviewed and approved by the FDA. Management does not believe that the EECP system will ultimately require PMA approval for continued commercialization; however, the Company so designed the protocol for MUST-EECP as to be able to generate some of the data needed in the event that a PMA is required at some future date.

     Typically it takes one year from the date of filing to complete the PMA review and approval process. There can be no assurance that the FDA would not take more than one year to review and approve a PMA for EECP and there can be no assurance that EECP would receive PMA approval.

     In most countries to which the Company seeks to export the EECP system, it must first obtain documentation from the local medical device regulatory authority stating that the marketing of the device is not in violation of that country's medical device laws. The regulatory review process varies from country to country. Presently, the Company is in the process of obtaining regulatory approval of the EECP system overseas.

     There can be no assurance that all the necessary FDA clearances, including approval of any PMA that may eventually be required, and overseas approvals will be granted for EECP , its future-generation upgrades or newly developed products, on a timely basis or at all. Delays in receipt of or failure to receive such clearances could have a material adverse effect on the Company's financial condition and results of operations.

     In June 1998, the EECP system was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union. The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The CE Mark, in combination with the ISO 9001 certification awarded by Underwriter's Laboratories (UL) in February 1998, places the Company in full compliance with requirements for the marketing of the EECP system in the countries of the European Union. The ISO 9001 Certificate covers the Company's design and manufacturing operation for the EECP system and recognizes that the Company has established and operates a world-class quality system.

Third-Party Reimbursements
     Health care providers, such as hospitals and physicians, that purchase or lease medical devices, such as the EECP system, for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Even if a device has FDA approval, Medicare and other third-party payers may deny reimbursement if they conclude that the device is not cost-effective, is experimental or is used for an unapproved indication.

     The Company is currently engaged in discussions with HCFA and several large health care insurers. Although it is unlikely that these third-party payers will issue positive coverage policies for EECP therapy before the results of the Company's multi-center study are published in a peer-review journal, the Company will continue to pursue reimbursement vigorously in fiscal 1999. At a minimum, the Company believes that its discussions with third-party payers will continue to define circumstances that justify reimbursement on a case-by-case basis and create a pathway for rapid review of patient data and determination of medical necessity. To date, there have been many such reimbursements. In anticipation of receiving approval for broad-based coverage, the Company will pursue, through the cardiology profession, the establishment of a Current Procedural Code ("CPT"). Although such code is not essential and although there is no assurance that a new code will be issued, the Company believes that having an up-to-date CPT code will accelerate the processing of reimbursement claims.

     The unavailability of third-party coverage or the inadequacy of the reimbursement for treatment procedures using EECP would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company.

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

Patents and Trademarks
     The Company has received two US patents with respect to the EECP system expiring 2005 and 2013, respectively. In addition, the Company has received several international patents and expects additional international patents to issue during fiscal 1999. Moreover, a trademark has been registered for the name "EECP". The loss of the Company's EECP patents and trademark could have a material adverse effect upon the Company's business.

Employees

     As of July 23, 1998, the Company employed thirty-two persons on a full-time basis consisting of its four executive officers, nine salespersons, four clinical applications specialists, seven manufacturing and service professionals/technicians, three marketing professionals, and five administrative personnel.

ITEM TWO - PROPERTIES

     The Company maintains its office and warehouse at 180 Linden Avenue, Westbury, New York 11590, where approximately 18,000 square feet of space is leased from a non-affiliated landlord through October 31, 2000 at an annual cost of approximately $121,000. Upon the expiration of the lease, the Company, at its option, may renew the lease for an additional five-year period or purchase the facility at fair market value, as defined.

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

     On or about May 23, 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of the EECP system. The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. Management believes that this action is fully covered by insurance. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol VASO. The table below sets forth the range of high and low trade prices of the Common Stock as reported by Nasdaq for the fiscal periods specified. The approximate number of record holders of Common Stock as of July 23, 1998 was 830.



                                   Fiscal 1998         Fiscal 1997

                                  High        Low      High        Low

First Quarter                    $2.063      $1.563    $4.313    $2.375
Second Quarter                   $3.563      $1.719    $3.063    $1.938
Third Quarter                    $2.250      $1.719    $2.781    $1.563
Fourth Quarter                   $2.094      $1.500    $2.563    $1.531

     The last bid price of the Company's Common Stock on July 23, 1998 was $1.344 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems appropriate. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems appropriate.

ITEM SIX - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31, 1998 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.


                                                                     Year ended May 31,

                                               1998           1997           1996         1995           1994

Statement of Operations

Revenues (1)                                 $5,225,064     $2,096,562     $2,683,128     $-            $1,370,257
                                             ---------------------------------------------------------------------
Cost of sales and services                    1,543,849      1,020,047        609,136                      404,471
Selling, general & administrative expenses    5,689,704      4,155,552      3,738,789      2,172,555     4,373,623
Research and development expenses             1,595,970      1,045,184        364,455        598,178       443,850
Depreciation and amortization                   363,101        333,482        269,443        117,851       433,390
Provision for losses                                           225,000                       318,000
Minority interests in net losses of
subsidiaries                                                                                              (221,587)
Net loss on sale or disposition of
subsidiary stock                                                                                           780,299
Interest and financing costs                      4,057          8,511        515,451          2,523         3,261
Interest and other income, net                 (169,422)      (174,810)      (171,001)       (91,813)      (35,897)
                                             ---------------------------------------------------------------------
                                              9,027,259      6,612,966      5,326,273      3,117,294     6,181,410
                                             ---------------------------------------------------------------------
Net loss                                     (3,802,195)    (4,516,404)    (2,643,145)    (3,117,294)   (4,811,153)

Deemed dividend on preferred stock           (1,132,000)
Preferred stock dividend requirement            (96,717)
                                             ---------------------------------------------------------------------
Net loss applicable to common stock         $(5,030,912)   $(4,516,404)   $(2,643,145)   $(3,117,294) $(4,811,153)
                                             ---------------------------------------------------------------------

Net loss per common share
 (basic and diluted)                              $(.11)         $(.10)         $(.07)         $(.10)       $(.20)
                                             ---------------------------------------------------------------------

Weighted average common shares
outstanding (basic and diluted)              47,873,711     46,297,142     39,226,258     30,519,640    24,011,515
                                             ---------------------------------------------------------------------

Balance Sheet

Working capital                              $5,046,202     $1,981,331     $4,958,973       $747,070    $1,410,114
                                             ---------------------------------------------------------------------
Total assets                                 $7,345,246     $4,175,021     $8,246,151     $2,753,138    $2,122,046
                                             ---------------------------------------------------------------------
Long-term debt                                       $0             $0     $3,725,000             $0            $0
                                             ---------------------------------------------------------------------
Stockholders' equity (2)                     $5,752,993     $3,020,962     $3,091,094     $2,259,991    $1,528,031
                                             ---------------------------------------------------------------------
-------------------

(1) Substantially all revenues from fiscal 1994 were generated from subsidiaries which have been disposed of.
(2) No cash dividends  were declared  during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal Years Ended May 31, 1998 and 1997
     The Company generated revenues from the sale and lease of its EECP system of $5,225,000 and $2,097,000 for the years ended May 31, 1998 and 1997, respectively. The Company incurred net losses of $3,802,000 and $4,516,000 for fiscal 1998 and 1997, respectively (excluding the fiscal 1998 recognition of a $1,132,000 deemed dividend on preferred stock, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $97,000 in dividend requirements, in connection with the Company's June 1997 and April 1998 financings). The Company generated increasing revenues in fiscal 1998 as the number of EECP units purchased or rented by treatment centers is growing, although there can be no assurances that the EECP device will become a commercial success. Management believes that the number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement of the results of the Company's multi-center clinical study at the American Heart Association meeting in November 1997 (which data are expected to be published in a major peer-review journal in 1998) and additional reports presented at the American College of Cardiology meeting at the end of March 1998.
     Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.
     Selling, general and administrative (SGA) expenses for the years ended May 31, 1998 and 1997 were approximately $5,690,000 and $4,156,000, respectively. The $1,534,000 increase in SGA expenses in fiscal 1998 from fiscal 1997 resulted primarily from increases in marketing expenses related to programs for the dissemination of the Company's multicenter clinical study results and for promotional materials, and the expansion of the Company's direct sales force.
     Research and development (R&D) expenses increased $551,000 for the year ended May 31, 1998 compared to the prior period. The increase was a result of commitments and expenses related to the Company's multicenter clinical study of EECP which was completed in July 1997, the initiation of the development of the next-generation model of the EECP system, and expenses related to a continuing quality-of-life and resource utilization study started in parallel with the multi-center clinical study. Expenses related to this study (which includes a long-term follow-up phase), the expansion of the International EECP Patient Registry at the University of Pittsburgh, the completion of the development of the new model of the EECP system and the initiation of feasibility studies in congestive heart failure and peripheral vascular disease are expected to affect operating results in fiscal 1999.

Fiscal Years Ended May 31, 1997 and 1996
     The Company generated revenues from the sale and lease of its EECP system of $2,097,000 and $2,683,000 for the years ended May 31, 1997 and 1996, respectively. The Company incurred net losses of $4,516,000 and $2,643,000 for fiscal 1997 and 1996, respectively. Quarterly fiscal 1997 revenues did not continue at the level achieved in the last quarter of fiscal 1996, which the Company believes was the result of the continuing absence of blanket reimbursement coverage for EECP therapy and the inability or unwillingness of certain patients to pay for treatment. Management believes another factor was that many cardiologists interested in becoming providers of EECP therapy were awaiting the announcement of the Company's multi-center clinical study due to occur during the first half of fiscal 1998. Moreover, quarterly results in fiscal 1997 were adversely affected by the mix favoring rentals over sales and the non-payment of certain leases.
     Gross margins from the EECP are dependent on a number of factors, particularly the number of units sold or leased during the period, the ongoing costs of servicing such units, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP system in service for customer use.

     Selling, general and administrative (SGA) expenses for the years ended May 31, 1997 and 1996 were approximately $4,156,000 and $3,739,000, respectively. The $417,000 increase in SGA expenses for the comparable fiscal period resulted primarily from a $732,000 increase in payroll, commissions and related costs associated with the addition of a direct national sales force and other operating personnel, offset by $168,000 in costs reported in this category in the prior year, the nature of which was allocable to cost of sales and services from the onset of revenues.
     Research and development (R&D) expenses increased $681,000 compared to the prior fiscal period. The increase was the result of commitments and expenses related to the Company's multi-center clinical study of EECP , which was completed July 1997, the initiation of the development of the next generation model of the EECP system, and commitments and expenses related to a continuing quality-of-life and resource utilization study being conducted in parallel with the multi-center clinical study. Such commitments and expenses related to the aforementioned parallel study (which includes a long-term follow-up phase) and the continuing mechanical and clinical development of EECP continued in fiscal 1998.
     The decrease in interest and financing costs was directly attributable to the conversion of debt in June 1996.

Liquidity and Capital Resources
     Working capital increased by $3,065,000 from $1,981,000 at May 31, 1997 to $5,046,000 at May 31, 1998, principally as a result of net proceeds from the issuance of convertible preferred stock ($6,112,000) and the exercise of options and warrants ($484,000), offset by continuing operating losses.
     In March 1996, the Company entered into an agreement with a medical equipment finance company whereby this third party will purchase, subject to credit approval, the EECP system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1998 and 1997, approximately 13% and 54%, respectively, of the Company's revenues were derived through such transactions.
     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $2,818,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. At May 31, 1998, approximately 66% of Series B preferred stock had been converted into common stock.
     On April 30, 1998, the Company issued 175,000 shares of newly created 5% Series C Convertible Preferred Stock to the same accredited investor at a price of $20 per share, realizing net cash proceeds of $3,294,000. Dividends due on such preferred stock are expected to be paid in shares of the Company's common stock. At May 31, 1998, no Series C preferred stock had been converted into common stock.
     Management believes that its present working capital position at May 31, 1998, along with the ongoing commercialization of the EECP system in domestic and international markets, some units of which will be purchased by the aforementioned medical equipment finance company, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months.

Impact of the Year 2000 on Information Systems

     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are year 2000 compliant. Although the Company intends to make its systems year 2000 compliant (the costs of which are not expected to be significant), there can be no assurance that at the year 2000 such systems will in fact be compliant. If the systems of the Company or other companies on whose services the Company depends, including the Company's customers, or with whom the Company's systems interface are not year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations.

ITEM EIGHT - FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN-EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements
          --------------------
     See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)  Exhibits
     --------
     (3)  (a)  Restated Certificate of Incorporation (2)
          (b)  By-Laws (1)
     (4)  (a)  Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred  Stock,  Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (10)
          (d)  Form of  Rights  Agreement  dated  as of March  9,  1995  between
               Registrant and American Stock Transfer & Trust Company (6)
          (e)  Stock Purchase  Agreement dated June 25, 1997 between  Registrant and JNC Opportunity Fund, Ltd. (10)
          (f)  Registration   Rights  Agreement  dated  June  25,  1997  between
               Registrant and JNC Opportunity Fund, Ltd. (10)
          (g)  Form of Warrant dated June 25, 1997 (10)
          (h)  Certificate of Designation of the Preferred Stock, Series C (12)
          (i) Stock Purchase Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (12)
          (j) Registration Rights Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (12)
          (k)  Form of Warrant dated April 30, 1998 (12)
     (10) (a)  1992 Non-Qualified Stock Option Plan (2)
          (b)  1995 Stock Option Plan (9)
          (c)  Outside Director Stock Option Plan (9)
          (d) Employment Agreement dated July 1, 1994, as amended on October 24, 1995 and March 12, 1998, between Registrant and Anthony Viscusi (7) (8) (13)
          (e) Offshore Securities Subscription Agreement dated December 2, 1994 between Registrant and Banca del Gottardo (3)
          (f)  Confidential  Private Placement Memorandum dated December 5, 1994
               (3)
          (g) Employment Agreement dated January 23, 1995, as amended on October 24, 1995 and March 12, 1998, between Registrant and Anthony E. Peacock (4) (8) (13)
          (h) Employment Agreement dated February 1, 1995, as amended March 12, 1998, between Registrant and John C.K. Hui (4) (13)
          (i) Modification and Extension Agreement dated March 12, 1998 between Registrant and Joseph Giacalone (13)
          (j) Note Purchase, Paying and Conversion Agency Agreement dated July 5, 1995 between Registrant and Banca del Gottardo (5)
          (k)  1997 Stock Option Plan (11)

     (22)      Subsidiary of the Registrant

                                                         Percentage
     Name                  State of Incorporation     Owned by Company
     ----                  ----------------------     ----------------
     Viromedics, Inc.             Delaware                   61%

     (23)      Consent of Grant Thornton LLP (13)

     (27)      Financial Data Schedule (13)

---------
(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)  Incorporated by reference to Report on Form 8-K dated November 14, 1994.
(4)  Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(5)  Incorporated by reference to Report on Form 8-K/A dated June 26, 1995.
(6) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
(7) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1994.
(8)  Incorporated by reference to Report on Form 8-K dated October 24, 1995.
(9) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
(10) Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(11) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 4, 1997.
(12) Incorporated by reference to Report on Form 8-K dated April 30, 1998.
(13) Filed herewith.

(b)  Form 8-K Reports
     Report on Form 8-K dated April 30, 1998.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the thirty-first day of July, 1998.


                         VASOMEDICAL, INC.

                         By: /s/ Anthony Viscusi
                             ------------------------------------------
                         Anthony Viscusi
                         President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 31, 1998 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn             Director
----------------------
Alexander G. Bearn

/s/ David S. Blumenthal            Director
-----------------------
David S. Blumenthal

/s/ Francesco Bolgiani             Director
----------------------
Francesco Bolgiani

/s/ Abraham E. Cohen               Chairman of the Board
--------------------
Abraham E. Cohen

/s/ Joseph A. Giacalone            Secretary and Treasurer (Principal Financial
-----------------------             and Accounting Officer)
Joseph A. Giacalone

/s/ John C.K. Hui                  Senior Vice President, R&D and Manufacturing
-----------------                   and Director
John C.K. Hui

/s/ Kenneth W. Rind                Director
-------------------
Kenneth W. Rind

/s/ E. Donald Shapiro              Director
---------------------
E. Donald Shapiro

/s/ Anthony Viscusi                President, Chief Executive Officer and
-------------------                 Director (Principal Executive Officer)
Anthony Viscusi

/s/ Zhen-sheng Zheng               Director
--------------------
Zhen-sheng Zheng

                        Vasomedical, Inc. and Subsidiary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Certified Public Accountants                    F-2

Financial Statements
     Consolidated Balance Sheets as of May 31, 1998 and 1997          F-3

     Consolidated Statements of Operations for the
       years ended May 31, 1998, 1997 and 1996                        F-4

     Consolidated Statement of Changes in Stockholders'
       Equity for the years ended May 31, 1998, 1997 and 1996         F-5

     Consolidated Statements of Cash Flows for the
       years ended May 31, 1998, 1997 and 1996                        F-6

     Notes to Consolidated Financial Statements                       F-7 - F-14

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiary (the "Company") as of May 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
July 28, 1998

                        Vasomedical, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,

                                                                    1998              1997
                                                                    ----              ----
               ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $4,367,986          $1,753,004
     Accounts receivable                                           976,341              56,648
     Inventories                                                   678,302             953,045
     Other current assets                                          164,826              86,063
                                                                ----------          ----------
         Total current assets                                    6,187,455           2,848,760

PROPERTY AND EQUIPMENT, net                                        352,902             308,204
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             781,373             994,469
OTHER ASSETS                                                        23,516              23,588
                                                                ----------          ----------
                                                                $7,345,246          $4,175,021
                                                                ----------          ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $436,730            $272,978
     Accrued warranty and customer support expenses                240,000             321,000
     Accrued professional fees                                     225,833             243,062
     Accrued commissions                                           176,553              30,389
     Dividends payable                                              62,137
                                                                ----------           ---------
         Total current liabilities                               1,141,253             867,429

ACCRUED WARRANTY COSTS                                             334,000             220,000
OTHER LONG-TERM LIABILITIES                                        117,000              66,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred  stock,  $.01 par value;  1,000,000
      shares  authorized;  225,750 shares at May 31, 1998
       issued and outstanding                                        2,258
     Common stock, $.001 par value; 110,000,000 shares authorized;
       48,531,278 and 46,782,003 shares at May 31, 1998
       and 1997, respectively, issued and outstanding               48,531              46,782
     Additional paid-in capital                                 36,458,155          28,699,219
     Accumulated deficit                                       (30,755,951)        (25,725,039)
                                                               -----------         -----------
                                                                 5,752,993           3,020,962
                                                               -----------         -----------
                                                                $7,345,246          $4,175,021
                                                               -----------         -----------

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended May 31,
                                              1998               1997                  1996
                                              ----               ----                  ----
Revenues
 Equipment sales                           $4,958,333         $1,625,150            $2,507,528
 Equipment rentals and services               266,731            471,412               175,600
                                           ----------         ----------            ----------
                                            5,225,064          2,096,562             2,683,128
                                           ----------         ----------            ----------
Costs and expenses
 Cost of sales and services                 1,543,849          1,020,047               609,136
 Selling, general and administrative        5,689,704          4,155,552             3,738,789
 Research and development                   1,595,970          1,045,184               364,455
 Depreciation and amortization                363,101            333,482               269,443
 Write-off of accounts receivable                                225,000
 Interest and financing costs                   4,057              8,511               515,451
 Interest and other income - net             (169,422)          (174,810)             (171,001)
                                            ---------          ---------             ---------
                                            9,027,259          6,612,966             5,326,273
                                            ---------          ---------             ---------
 NET LOSS                                  (3,802,195)        (4,516,404)           (2,643,145)

  Deemed dividend on preferred stock       (1,132,000)
  Preferred stock dividend requirement        (96,717)
                                         ------------        -----------           -----------
 NET LOSS APPLICABLE TO
    COMMON STOCK                          $(5,030,912)       $(4,516,404)          $(2,643,145)
                                          -----------        -----------           -----------

Net loss per common share (basic and diluted)   $(.11)             $(.10)                $(.07)
                                                -----              -----                 -----

Weighted average common shares
 outstanding (basic and diluted)           47,873,711         46,297,142            39,226,258
                                         ------------       ------------          ------------

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                           Total
                                                                       Additional   Deferred      Loss                     stock-
                                 Preferred stock     Common stock        paid-in     compen-    on invest-  Accumulated   holders'
                                  Shares  Amount    Shares   Amount      capital     sation       ments       deficit      equity
                                  ------  ------    ------   ------    ----------   --------    ----------  -----------   --------
Balance at June 1, 1995                -       -  37,899,432 $37,899   $21,134,578  $(339,626)   $(7,370)  $(18,565,490) $2,259,991

Common stock issued to consultant
  in connection with debt financing                  600,000     600       599,400                                          600,000
Common stock issued in lieu of cash interest          89,096      89        89,007                                           89,096
Conversion of debt                                   275,000     275       274,725                                          275,000
Exercise of warrants                               3,340,585   3,341     2,319,628                                        2,322,969
Warrants issued to consultants                                              10,000                                           10,000
Amortization of deferred compensation                                                  169,813                              169,813
Realized loss on sale of investments                                                               7,370                      7,370
Net loss                                                                                                     (2,643,145) (2,643,145)
                                -------   ------  ----------  ------    ----------    --------     -----    -----------  ----------
Balance at May 31, 1996               -        -  42,204,113  42,204    24,427,338    (169,813)        -    (21,208,635)  3,091,094

Conversion of debt                                 3,725,000   3,725     3,330,850                                        3,334,575
Exercise of warrants                                 852,890     853       941,031                                          941,884
Amortization of deferred compensation                                                  169,813                              169,813
Net loss                                                                                                     (4,516,404) (4,516,404)
                                -------   ------  ----------  ------    ----------    --------     ------   -----------  ----------
Balance at May 31, 1997                -       -  46,782,003  46,782    28,699,219           -         -    (25,725,039)  3,020,962

Issuance of preferred stock      325,000  $3,250                         6,108,650                                        6,111,900
Conversion of preferred stock    (99,250)   (992)  1,160,064   1,160          (168)                                               -
Exercise of options and warrants                     568,406     568       483,895                                          484,463
Deemed dividend on preferred stock                                       1,132,000                           (1,132,000)          -
Preferred stock dividend requirement                                                                            (96,717)    (96,717)
Common stock issued in lieu of
  preferred stock dividends                           20,805      21        34,559                                           34,580
Net loss                                                                                                     (3,802,195) (3,802,195)
                                 -------  ------  ----------  -------  -----------  ----------   -------   ------------  ----------
Balance at May 31, 1998          225,750  $2,258  48,531,278  $48,531  $36,458,155  $        -   $     -   $(30,755,951) $5,752,993
                                 -------  ------  ----------  -------  -----------  ----------   -------   ------------  ----------

The accompanying notes are an integral part of this statement.

                        Vasomedical, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended May 31,
                                                                        -----------------
                                                        1998                    1997                     1996
                                                        ----                    ----                     ----
Cash flows from operating activities
  Net loss                                          $(3,802,195)             $(4,516,404)             $(2,643,145)
                                                    -----------              -----------              -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                     363,101                  333,482                  269,443
      Provision for losses                                                       225,000
      Amortization of deferred compensation                                      169,813                  169,813
      Amortization of deferred loan costs                                                                 272,555
      Warrants issued to consultants                                                                       10,000
      Changes in operating assets and liabilities
        Accounts receivable                            (919,693)                 729,317               (1,010,965)
        Inventories                                     389,382                 (389,773)                (563,272)
        Other assets                                    (78,691)                  74,924                  (54,338)
        Accounts payable, accrued expenses and
         other current liabilities                      211,687                 (113,978)                 820,006
        Other liabilities                               164,370                   77,000                  206,000
                                                     ----------               ----------               ----------
                                                        130,156                1,105,785                  119,242
                                                     ----------               ----------               ----------
     Net cash used in operating activities           (3,672,039)              (3,410,619)              (2,523,903)
                                                     ----------               ----------               ----------
Cash flows from investing activities
  Purchase of investments                                                                                 (20,034)
  Proceeds from sale of investments                                                                       655,556
  Purchase of property and equipment                   (309,342)                (216,067)                (186,391)
                                                     ----------               ----------               ----------
     Net cash (used in) provided by investing
      activities                                       (309,342)                (216,067)                 449,131
                                                     ----------               ----------               ----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants        484,463                  941,884                2,322,969
  Proceeds from issuance of preferred stock, net      6,111,900
  Proceeds from issuance of long-term debt, net                                                         3,708,000
  Debt conversion fees                                                           (10,000)
                                                      ---------               ----------                ---------
     Net cash provided by financing activities        6,596,363                  931,884                6,030,969
                                                      ---------               ----------                ---------
      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                     2,614,982               (2,694,802)               3,956,197
Cash and cash equivalents - beginning of year         1,753,004                4,447,806                  491,609
                                                     ----------               ----------               ----------
Cash and cash equivalents - end of year              $4,367,986               $1,753,004               $4,447,806
                                                     ----------               ----------               ----------
Non-cash investing and financing activities
 were as follows:
  Deemed dividend on preferred stock                 $1,132,000
  Issuance of common stock in lieu of preferred
   dividends                                             34,580
  Issuance of common stock upon conversion of debt                            $3,344,575                 $275,000
  Issuance of common stock in lieu of cash interest                                                        89,096
  Issuance of common stock for services                                                                   600,000

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 1998, 1997 and 1996

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP enhanced external counterpulsation system ("EECP "), a microprocessor-based medical device for the noninvasive, atraumatic treatment of patients with coronary artery disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, substantially all of the Company's revenues have been generated from customers in the United States.
    In fiscal 1992, the Company, through the purchase of a 55% interest in Vaso Interim Corp. ("Vaso Interim"), acquired the worldwide exclusive marketing rights (except in China) to EECP and agreed to fund the research and development activities of Vasogenics, Inc. ("Vasogenics"), its joint-venture partner in Vaso Interim and sole minority shareholder. Vasogenics held the intellectual property rights to the EECP technology, including patents and manufacturing rights. In January 1995, the Company acquired all the capital stock of Vasogenics for stock consideration and the assumption of certain liabilities. The acquisition of Vasogenics was recorded as a purchase transaction. The Company fair valued the 5,000,000 shares of common stock it issued in consideration of the acquisition at $1,465,000 or 75% of the quoted market price on the acquisition date to recognize the restriction on the subsequent sale of such shares. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, aggregating $1,492,000, was capitalized in the accompanying consolidated balance sheet.
    EECP , which had undergone clinical studies at the State University of New York's University Medical Center at Stony Brook, received marketing clearance from the Food and Drug Administration ("FDA") under a 510(k) premarket notification in February 1995.

    A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

    Principles of Consolidation
    The consolidated  financial  statements  include the accounts of the Company
and  its  majority-owned  subsidiary.   Significant  intercompany  accounts  and
transactions have been eliminated.

    Inventories
    Inventories consisting of equipment held for sale are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

    Property and Equipment
    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. Leasehold improvements are amortized over the shorter of the useful life of the related leasehold improvement or the life of the related lease, generally five years.

    Long-lived Assets
    The Company reviews for the impairment of long-lived assets and certain identifiable intangibles (including the capitalized cost in excess of fair value of net assets acquired and property and equipment) whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment loss. The capitalized cost in excess of fair value of net assets acquired arising from the acquisition of Vasogenics is being amortized on a straight-line basis over a period of seven years.

    Revenue Recognition
    The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery, installation and customer acceptance. The Company has also entered into lease agreements for its EECP system that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases.

    Concentrations of Credit Risk
    The Company markets the EECP system principally to hospitals, clinics and other cardiac health care providers. The Company performs credit evaluations of its customers' financial condition and does not require collateral. Receivables are generally due within 60-90 days. Credit losses relating to customers have historically been within management's expectations.

    Warranty Costs
    The Company provides for a warranty period on its EECP system. The Company accounts for estimated warranty costs at the time the related revenue is earned. As the Company's experience with respect to the commercial use of the EECP system is limited, revisions to the Company's warranty cost estimates may be necessary in the future.

    Research and Development
    Research and development costs are expensed as incurred.

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

    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Net Loss Per Common Share
     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which supercedes Accounting Principles Board Opinion No. 15. Pursuant to SFAS No. 128, earnings
(loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the fiscal years ended May 31, 1998, 1997 and 1996, there is no difference between basic and diluted net loss per share or between the basic and diluted net loss per share as previously reported. Potential common shares from stock options, warrants and convertible preferred stock are excluded in computing basic and diluted net loss per share as their effects would be antidilutive.

    Stock Compensation
    The Company measures stock-based awards using the intrinsic value method. As provided in Note D, pro forma disclosure of the effect on net loss and loss per share has been computed as if the fair value-based method had been applied in measuring compensation expense.

    Statements of Cash Flows
    The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

NOTE B - PROPERTY AND EQUIPMENT

                                                                      May 31,
                                                                      ------
    Property and equipment is summarized as follows:           1998           1997
                                                               ----           ----
         Office, laboratory and other equipment              $261,964       $151,344
         EECP  units under operating leases                   186,287        281,336
         Furniture and fixtures                                81,232         68,808
         Leasehold improvements                                89,760         89,760
                                                             --------       --------
                                                              619,243        591,248
         Less accumulated depreciation and amortization      (266,341)      (283,044)
                                                             --------       --------
                                                             $352,902       $308,204
                                                             --------       --------

NOTE C - STOCKHOLDERS' EQUITY AND WARRANTS
Fiscal 1996
    In July 1995, the Company sold $4,000,000 principal amount of 7% five-year Convertible Debentures (the "Notes"), convertible into shares of the Company's common stock at $1.00 per share commencing December 1, 1995 at the option of the holder. The conversion price was equivalent to the quoted market price of the Company's common stock when the transaction was negotiated. Deferred loan costs, aggregating $892,000, incurred in connection with obtaining the Notes were being amortized over the life of the Notes. In fiscal 1996, $275,000 principal amount of Notes was converted into 275,000 shares of the Company's common stock. In connection with the sale of the Notes, the Company issued 600,000 shares of its common stock to the broker/finder for services rendered. These shares, valued at $600,000 (such value being equivalent to the quoted market price of the Company's common stock), were included in deferred loan costs.
    In July 1995, the Company issued 89,096 shares of its common stock in lieu of $89,096 of interest previously accrued for, at the option of the lender.
    The Company issued warrants to an outside consultant to purchase 100,000 shares of the Company's common stock at $1.44 per share (then current market value) exercisable through February 2001 for services rendered to the Company. Based upon trading history, stock price volatility and other relevant factors, management fair valued those warrants issued at $.10 per share.

Fiscal 1997
    In June 1996, the remaining $3,725,000 in outstanding principal amount of Notes was converted into 3,725,000 shares of the Company's common stock. As a result of such conversion, accrued interest of $239,000 was also canceled in accordance with the terms of the Note agreement. The effect of this conversion was to increase stockholders' equity by $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

Fiscal 1998
     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Cumulative Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $2,818,000. The convertible preferred stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, the investor was granted five-year warrants to purchase 405,405 shares of common stock at an exercise price of $2.18 per share. The Company recorded a deemed dividend of $857,000 in the first quarter of fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase 150,000 shares of common stock at an exercise price of $2.18 per share. These warrants were fair valued at $123,000. During fiscal 1998, 99,250 shares of Series B preferred stock were converted into 1,160,064 shares of common stock. Subsequent to May 31, 1998, 8,250 shares of Series B preferred stock were converted into 149,536 shares of common stock.

     On April 30, 1998, the Company completed a second tranche of financing with the same accredited investor and issued 175,000 shares of newly created 5% Series C Cumulative Convertible Preferred Stock, $.01 par value, pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $3,294,000. The convertible preferred stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.08 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, the investor was granted five-year warrants to purchase 413,712 shares of common stock at an exercise price of $2.08 per share. The Company has estimated the value of the deemed dividend, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, to approximate $936,000. Such deemed dividend will be recognized from the date of issuance through the date such preferred stock is first convertible (on or about August 15, 1998). Accordingly, the Company recognized a deemed dividend of $275,000 in the fourth quarter of fiscal 1998 and will recognize the remaining portion of the deemed dividend of $661,000 in the first quarter of fiscal 1999. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase 175,000 shares of common stock at an exercise price of $2.08 per share. These warrants were fair valued at $135,000.

Warrants
    Warrant activity for the years ended May 31, 1996, 1997 and 1998 is summarized as follows:

                                                Non-employee
                                                  Directors      Employees         Consultants            Total        Price Range
                                                ------------     ---------         -----------            -----        -----------
Balance at June 1, 1995                           1,275,000      2,595,000           6,728,539          10,598,539     $.25 - $5.00
  Issued                                                  -              -             100,000             100,000            $1.44
  Exercised                                        (100,000)      (585,000)         (2,655,585)         (3,340,585)    $.25 - $1.03
  Canceled/retired                                        -        (35,000)         (1,985,854)         (2,020,854)    $.73 - $5.00
                                                  ---------      ---------           ---------           ---------    -------------
Balance at May 31, 1996                           1,175,000      1,975,000           2,187,100           5,337,100     $.25 - $1.81
  Exercised                                               -        (25,000)           (827,890)           (852,890)    $.41 - $1.81
  Canceled/retired                                        -              -            (141,209)           (141,209)   $1.10 - $1.81
                                                  ---------      ---------           ---------           ---------    -------------
Balance at May 31, 1997                           1,175,000      1,950,000           1,218,001           4,343,001     $.25 - $1.50
  Issued                                                                 -           1,144,117           1,144,117    $2.08 -  2.18
  Exercised                                         (50,000)       (30,000)           (483,406)           (563,406)    $.25 - $2.18
  Canceled/retired                                                       -             (50,000)            (50,000)           $1.50
                                                  ---------      ---------           ---------           ---------     ------------
Balance at May 31, 1998                           1,125,000      1,920,000           1,828,712           4,873,712     $.38 - $2.18
                                                  ---------      ---------           ---------           ---------     ------------
Number of shares exercisable                      1,125,000      1,595,000           1,828,712           4,548,712     $.38 - $2.18
                                                  ---------      ---------           ---------           ---------     ------------

    The weighted-average fair value of warrants granted during fiscal 1998 and 1996 was $.80 and $.10, respectively.

    The following table summarizes information about warrants outstanding at May 31, 1998:

                                 Warrants Outstanding             Warrants Exercisable
                        ---------------------------------------  ----------------------
                                         Weighted
                            Number       Average       Weighted     Number      Weighted
                        Outstanding at   Remaining      Average  Exercisable at Average
                         May 31, 1998  Contractual     Exercise    May 31, 1998 Exercise
Range of Exercise Prices                Life (yrs.)      Price                    Price
----------------------------------------------------------------------------------------
$.38  -  $.56              2,500,000         1.4          $.42      2,175,000      $.42
$.91  - $1.25                895,000         0.4         $1.02        895,000     $1.02
$1.44 - $1.50                400,000         0.9         $1.49        400,000     $1.49
$2.08 - $2.18              1,078,712         4.5         $2.13      1,078,712     $2.13
                           ------------------------------------------------------------
                           4,873,712         1.9         $1.00      4,548,712     $1.04
                           ------------------------------------------------------------

NOTE D - OPTION PLANS

1995 Stock Option Plan
----------------------
    In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan.

Outside Director Stock Option Plan
----------------------------------
    In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan for non-employee directors of the Company, for which the Company reserved an aggregate of 300,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the Outside Director Stock Option Plan.

1997 Stock Option Plan
----------------------
    In December 1997, the Company's stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for officers, directors, employees and consultants of the Company, for which the Company has reserved an aggregate of 1,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of the Board of Directors of the Company and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expires August 6, 2007.

    Activity under all the plans is summarized as follows:

                                                        Outstanding Options
                                            ----------------------------------------------
                           Shares Available  Number of        Exercise     Weighted Average
                              for Grant      Shares       Price per Share   Exercise Price
                          ----------------------------------------------------------------

Balance at June 1, 1995       1,800,000      25,000         $.91  -  $1.03      $.93
  Options granted               (77,418)     77,418                   $.78      $.78
                              ------------------------------------------------------
Balance at May 31, 1996       1,722,582      102,418        $.78  -  $1.03      $.81
  Options granted              (943,675)     943,675       $2.00  -  $3.44     $3.21
  Options canceled               20,000      (20,000)                $3.44     $3.44
                              ------------------------------------------------------
Balance at May 31, 1997         798,907    1,026,093        $.78  -  $3.44     $2.97
  Shares authorized           1,800,000            -                     -         -
  Plans terminated             (798,907)           -                     -         -
  Options granted            (1,054,050)   1,054,050       $1.77  -  $2.44     $1.91
  Options exercised                   -       (5,000)                $1.03     $1.03
  Options canceled               10,000      (15,000)      $1.91  -  $3.44     $2.42
                              ------------------------------------------------------
Balance at May 31, 1998         755,950    2,060,143        $.78  -  $3.44     $2.44
                              ------------------------------------------------------

    The following table summarizes information about stock options outstanding at May 31, 1998:

                                   Options Outstanding           Options Exercisable
                         ------------------------------------- -----------------------
                                           Weighted
                              Number       Average    Weighted   Number       Weighted
                         Outstanding at    Remaining   Average Exercisable    Average
                          May 31, 1998    Contractual Exercise      at        Exercise
Range of Exercise Prices                  Life (yrs.)   Price  May 31, 1998     Price
--------------------------------------------------------------------------------------
$.78   -  $1.03                97,418         6.7       $.80      97,418         $.80
$2.00  -  $2.21             1,195,725         9.1      $1.93      71,675        $2.09
$3.44                         767,000         8.0      $3.44     279,000        $3.44
                         -------------------------------------------------------------
                            2,060,143         8.6      $2.44     448,093        $2.65
                         -------------------------------------------------------------

     As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock-based awards. Pursuant to APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after May 31, 1995 as if the Company had accounted for its stock-based awards under the fair value method of SFAS No.
123. The fair value of the Company's stock-based awards was estimated using the Black-Scholes option valuation model. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

Fiscal year ended May 31,       1998           1997           1996
-------------------------       ----           ----           ----
Expected life (years)              5              5              5
Expected volatility               85%            85%            85%
Risk-free interest rate         5.68%          6.69%          5.90%


    The following are the pro forma net loss and net loss per share amounts for fiscal 1998, 1997 and 1996, as if compensation expense for stock-based awards had been determined based on their estimated fair value at the date of grant:

                                   1998                 1997                1996
                                   ----                 ----                ----
Pro forma net loss              $(5,702,635)         $(5,607,637)         $(2,685,725)
Pro forma net loss per share          $(.12)               $(.12)               $(.07)

    The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996 was $1.34, $2.29 and $.55, respectively. At May 31, 1998, there were 19,625,364 shares of authorized but unissued common stock reserved for issuance under all stock option plans, stock warrants and shareholders' rights.

NOTE E - REVENUE CONCENTRATIONS

    In March 1996, the Company entered into an exclusive agreement with a third party whereby such third party will purchase, subject to credit approval, the EECP system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1998, 1997 and 1996, approximately 13%, 54% and 51%, respectively, of the Company's revenues were derived through such transactions.

    In fiscal 1998, the Company had sales to one customer accounting for 10% of the Company's revenues. In fiscal 1997, the Company had sales to two customers, each accounting for over 10% of the Company's sales, both of which are included above, aggregating 43% of the Company's revenues. In fiscal 1996, the Company had sales to four customers, each accounting for over 10% of the Company's sales, two of which are included above, aggregating 54% of such revenues.

NOTE F - INCOME TAXES

   Deferred tax assets or liabilities are computed based on the impact of "temporary differences" between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

                                                            May 31,
                                                      --------------------
                                                      1998            1997
                                                      ----            ----
   Deferred tax assets
   Net operating loss and other carryforwards      $10,908,000     $9,226,000
   Accrued compensation                                120,000        148,000
   Other                                               268,000        304,000
                                                   -----------     ----------
        Total gross deferred tax assets             11,296,000      9,678,000
   Valuation allowance                             (11,296,000)    (9,678,000)
                                                   -----------     ----------
                                                   $         -     $        -
                                                   -----------     ----------

    Management has established a valuation allowance for the full amount of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income.
    At May 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $28,400,000, expiring at various dates through 2013.

NOTE G - COMMITMENTS AND CONTINGENCIES

Employment Agreements
   The Company maintains employment agreements with its executive officers, expiring at various dates through January 2002. Such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.
   Approximate aggregate minimum annual compensation obligations under active employment agreements at May 31, 1998, are summarized as follows:

                          Fiscal Year          Amount
                          -----------          ------
                              1999            $569,000
                              2000             569,000
                              2001             391,000
                              2002              93,000
                                            ----------
                                            $1,622,000
                                            ----------

Lease
   The Company occupies office and warehouse space under a noncancelable operating lease which expires on October 31, 2000. Rent expense was $121,000, $118,000, and $111,000 in fiscal 1998, 1997, and 1996, respectively.
    Approximate aggregate minimum annual obligations under this lease agreement and other equipment leasing agreements at May 31, 1998 are summarized as follows:

                          Fiscal Year          Amount
                          -----------          ------
                              1999            $152,000
                              2000             157,000
                              2001              69,000
                              2002              10,000
                              2003               2,000
                                              --------
                                              $390,000
                                              --------

SEC Investigation
    In February 1995, the Company received a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company complied with the request for such documents. Whatever the ultimate objectives of the Commission's
fact-finding   inquiry  may  be,  the  Company   intends  to  cooperate  as  the
investigation proceeds. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." This investigation is in its early stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

 Litigation
    On or about May 23, 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP . The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. Management believes that this action is fully covered by insurance. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

401(k) Plan
    In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. No Company contributions were made for the fiscal years ended May 31, 1998 and 1997.

Agreement with Foshan
    In connection with the acquisition of Vasogenics in 1995, the Company assumed commitments under an agreement, expiring November 2008, with Foshan Analytical Instrument Factory ("Foshan"), a Chinese company, for the contract manufacture of its current EECP model, subject to certain performance standards, as defined. At May 31, 1998, the Company had outstanding purchase commitments of $504,000.

Related Party
    In fiscal 1996, payments for office facilities, services and equipment of $42,000 were made to an entity whose principal stockholder is a director of the Company.

                                  EXHIBIT INDEX

Exhibit No.

(10.1) Extension  and  Modification  Agreement  dated March 12, 1998 between the
       Registrant and Anthony Viscusi

(10.2) Extension  and  Modification  Agreement  dated March 12, 1998 between the
       Registrant and Anthony Peacock

(10.3) Extension  and  Modification  Agreement  dated March 12, 1998 between the
       Registrant and John Hui

(10.4) Extension  and  Modification  Agreement  dated March 12, 1998 between the
       Registrant and Joseph Giacalone

(23)   Consent of Grant Thornton LLP

(27)   Financial Data Schedule