Form 10-Q
period 1998-08-31
VASOMEDICAL INC
filed 1998-10-06
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600
                                                       -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 2, 1998                      48,733,812
                                                         ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                        Vasomedical, Inc. and Subsidiary



                                     INDEX



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements:
                                                                           Page
                                                                           ----
         Consolidated Condensed Balance Sheets as of
              August 31, 1998 and May 31, 1998 (Unaudited)                   3

         Consolidated Condensed Statements of Operations for
              the Three Months Ended August 31, 1998 and 1997 (Unaudited)    4

         Consolidated Condensed Statement of Changes in Stockholders'
              Equity for the Three Months Ended August 31, 1998 (Unaudited)  5

         Consolidated Condensed Statements of Cash Flows for the
              Three Months Ended August 31, 1998 and 1997 (Unaudited)        6


         Notes to Consolidated Condensed Financial Statements                7

    Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART II - OTHER INFORMATION                                                 11

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                August 31,      May 31,
                                                                   1998          1998
                                                                   ----          ----
          ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $3,151,647     $4,367,986
    Accounts receivable                                            234,928        976,341
    Inventories                                                    658,051        678,302
    Other current assets                                           309,166        164,826
                                                                ----------     ----------
        Total current assets                                     4,353,792      6,187,455

PROPERTY AND EQUIPMENT, net                                        481,889        352,902
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             728,099        781,373
OTHER ASSETS                                                        23,114         23,516
                                                                ----------     ----------
                                                                $5,586,894     $7,345,246
                                                                ----------     ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $262,250       $436,730
    Accrued warranty and customer support expenses                 231,000        240,000
    Accrued professional fees                                      126,862        225,833
    Accrued commissions                                             66,825        176,553
    Dividends payable                                              107,648         62,137
                                                                 ---------      ---------
        Total current liabilities                                  794,585      1,141,253

ACCRUED WARRANTY COSTS                                             339,500        334,000
OTHER LONG-TERM LIABILITIES                                        154,000        117,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000
      shares authorized; 216,500 and 225,750 shares at August 31,
      1998 and May 31, 1998, respectively, issued and outstanding    2,165          2,258
    Common stock, $.001 par value; 110,000,000 shares authorized;
      48,707,301 and 48,531,278 shares at August 31, 1998 and
      May 31, 1998, respectively, issued and outstanding            48,707         48,531
    Additional paid-in capital                                  37,128,318     36,458,155
    Accumulated deficit                                        (32,880,381)   (30,755,951)
                                                                ----------     ----------
                                                                 4,298,809      5,752,993
                                                                ----------     ----------
                                                                $5,586,894     $7,345,246
                                                                ----------     ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months ended August 31,
                                                      ----------------------------
                                                           1998           1997
                                                           ----           ----
Revenues
  Equipment sales                                        $350,000       $952,537
  Equipment rentals and services                           78,100         89,219
                                                         --------      ---------
                                                          428,100      1,041,756
                                                         --------      ---------
Costs and expenses
  Cost of sales and services                              330,368        374,840
  Selling, general and administrative                   1,270,664      1,021,039
  Research and development                                189,664        598,724
  Depreciation and amortization                            93,083         90,767
  Interest and financing costs                              5,209          1,024
  Interest and other income - net                         (52,214)       (46,890)
                                                        ---------      ---------
                                                        1,836,774      2,039,504
                                                        ---------      ---------
  NET LOSS                                             (1,408,674)      (997,748)

     Deemed dividend on preferred stock                  (661,000)      (857,000)
     Preferred stock dividend requirement                 (54,756)       (27,534)
                                                        ---------      ---------
  LOSS APPLICABLE TO
   COMMON STOCK                                       $(2,124,430)   $(1,882,282)
                                                      -----------    -----------

Net loss per common share (basic and diluted)               $(.04)         $(.04)
                                                            -----          -----

Weighted average common shares
 outstanding (basic and diluted)                       48,659,766     47,022,520
                                                       ----------     ----------






The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                 Total
                                                                               Additional         Accum-         stock-
                                     Preferred Stock         Common stock        paid-in          ulated         holders'
                                     Shares    Amount      Shares      Amount    capital          deficit        equity
                                     ------    ------      ------      ------------------         -------       ---------
Balance at June 1, 1998              225,750   $2,258    48,531,278   $48,531   $36,458,155    $(30,755,951)    $5,752,993
Conversion of preferred stock         (9,250)     (93)      167,636       168           (75)                             -
Deemed dividend on preferred stock                                                  661,000        (661,000)             -
Preferred stock dividend requirement                                                                (54,756)       (54,756)
Common stock issued in lieu of
   preferred stock dividends                                  8,387         8         9,238                          9,246
Net loss                                                                                         (1,408,674)    (1,408,674)
                                     -------   ------    ----------   -------   -----------    ------------     ----------
Balance at August 31, 1998           216,500   $2,165    48,707,301   $48,707   $37,128,318    $(32,880,381)    $4,298,809
                                     -------   ------    ----------   -------   -----------    ------------     ----------















The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three months ended August 31,
                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities
      Net loss                                           $(1,408,674)     $(997,748)
  Adjustments to reconcile net loss                      -----------      ---------
    to net cash used in operating activities
      Depreciation and amortization                           93,083         90,767
      Changes in operating assets and liabilities
        Accounts receivable                                  741,413       (184,432)
        Inventories                                         (139,749)        70,302
        Other current assets                                (144,340)          (565)
        Other assets                                             402
        Accounts payable, accrued expenses and other
         current liabilities                                (392,178)       217,269
        Other liabilities                                     42,500         62,370
                                                           ---------       --------
                                                             201,131        255,711
                                                           ---------       --------
      Net cash used in operating activities               (1,207,543)      (742,037)
                                                           ---------       --------
Cash flows from investing activities
  Purchase of property and equipment                          (8,796)          (965)
                                                            --------       --------
      Net cash used in investing activities                   (8,796)          (965)
                                                            --------       --------
Cash flows from financing activities
  Proceeds from exercise of options and warrants                            240,518
  Proceeds from issuance of preferred stock, net                          2,817,900
                                                            --------      ---------
      Net cash provided by financing activities                    -      3,058,418
                                                            --------      ---------
      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                         (1,216,339)     2,315,416
Cash and cash equivalents - beginning of period            4,367,986      1,753,004
                                                          ----------     ----------
Cash and cash equivalents - end of period                 $3,151,647     $4,068,420
                                                          ---------      ----------


Non-cash investing and financing activities were
 as follows:
Deemed dividend on preferred stock                          $661,000       $857,000
Issuance of common stock in lieu of preferred dividends        9,246             86
Inventories transferred to property and equipment,
   attributable to operating leases                          160,000         30,000






The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1998
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
    The consolidated condensed balance sheet as of August 31, 1998 and the related consolidated condensed statements of operations for the three-month periods ended August 31, 1998 and 1997, changes in stockholders' equity for the three-month period ended August 31, 1998 and cash flows for the three-month periods ended August 31, 1998 and 1997 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of August 31, 1998 and for all periods presented have been made.
    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1998. Results of operations for the periods ended August 31, 1998 and 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY
    On April 30, 1998, the Company completed a second tranche of financing with an accredited investor and issued 175,000 shares of newly created 5% Series C Cumulative Convertible Preferred Stock, $.01 par value, pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $3,294,000. The convertible preferred stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.08 or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, the investor was granted five-year warrants to purchase 413,712 shares of common stock at an exercise price of $2.08 per share. The Company has estimated the value of the deemed dividend, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, to approximate $936,000. Such deemed dividend has been recognized from the date of issuance through the date such preferred stock was first convertible (on or about August 15, 1998). Accordingly, the Company recognized a deemed dividend of $275,000 in the fourth quarter of fiscal 1998 and has recognized the remaining portion of the deemed dividend of $661,000 in the first quarter of fiscal 1999.
    In the first quarter of fiscal 1999, 9,250 shares of preferred stock were converted into 167,636 shares of common stock. (Subsequent to the first quarter, 1,000 shares of preferred stock were converted into 26,511 shares of common stock.)

                        Vasomedical, Inc. and Subsidiary

                                 August 31, 1998
                                   (unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES
Employment Agreements
    Approximate aggregate minimum annual compensation obligations under active employment agreements at August 31, 1998 are summarized as follows:

         Twelve months ended August 31,         Amount
         ------------------------------         ------
                              1999            $569,000
                              2000             569,000
                              2001             283,000
                              2002              58,000
                                            ----------
                                            $1,479,000
                                            ----------

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

Purchase Commitments
--------------------
    At August 31, 1998, the Company had outstanding purchase commitments of $378,600 for the purchase of EECP systems from its contract manufacturer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------
Results of Operations
---------------------
Three Months Ended August 31, 1998 and 1997
-------------------------------------------
    The Company generated revenues from the sale and lease of its EECP system of $428,000 and $1,042,000 for the three-month periods ended August 31, 1998 and 1997, respectively. The Company incurred a net loss of $1,409,000 for the three months ended August 31, 1998 (before deducting a $661,000 deemed dividend on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $55,000 in dividend requirements, in connection with the Company's April 1998 financing). The Company incurred a net loss of $997,000 for the three months ended August 31, 1997 (before deducting an $857,000 deemed dividend on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $28,000 in dividend requirements in connection with the Company's June 1997 financing). Management believes that the number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement of the results of the Company's multicenter clinical study at the American Heart Association meeting in November 1997 and additional reports presented at the American College of Cardiology meeting in March 1998. Furthermore, new reports, including a one-year follow-up quality-of-life outcomes study, are to be presented at the American Heart Association meeting in November 1998. Although there can be no assurances that EECP devices will become a commercial success, the Company expects fiscal 1999 revenues to ultimately exceed those achieved in fiscal 1998. Revenues in the first quarter of 1999 were adversely affected by the nature of the commercial arrangements under which those units were placed, even though the number of units placed in the quarter exceeded that of the prior-year quarter. It is the Company's expectation that many of the placements currently under rental or use arrangements will become outright sales or financed leases in the latter part of fiscal 1999.
    Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and by certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins.
    Selling, general and administrative (SGA) expenses for the three-month periods ended August 31, 1998 and 1997 were approximately $1,271,000 and $1,021,000. The $250,000 increase in SGA expenses compared to the prior period resulted primarily from the expansion of the Company's direct sales force and customer support personnel and marketing expenses related to customer support activities and programs for the dissemination of the aforementioned multicenter study's results and for promotional materials, offset by a decrease in commissions and other related selling expenses as a result of decreased revenues.
    Research and development (R&D) expenses decreased $409,000 for the three months ended August 31, 1998 compared to the prior period. The decrease was a result of significant prior period expenses related the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the initiation of the development of a new model of the EECP system. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, the quality-of-life and resource utilization study (completed in July
1998) which started in parallel with the multicenter clinical study, the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, are expected to further affect operating results in fiscal 1999.

Liquidity and Capital Resources
-------------------------------
    Working capital decreased by $1,487,000 from $5,046,000 at May 31, 1998 to $3,559,000 at August 31, 1998, principally as a result of continuing operating losses.
    In Fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. At August 31, 1998, approximately 72% of Series B preferred stock and no Series C preferred stock had been converted into common stock.
    Management believes that its present working capital position at August 31, 1998, along with the ongoing commercialization of the EECP system in domestic markets, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months. Management will revise its business plans accordingly in the event actual revenues deviate from current projections.

Impact of the Year 2000 on Information Systems
    The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
    The Company's sole product is not expected to be affected by Year 2000 as it does not rely on date-sensitive software or affected hardware. The Company's current accounting and other systems were purchased "off-the-shelf". The Company intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable costs.
    The Company has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are year 2000 compliant. If the systems of the Company or other companies on whose services the Company depends, including the Company's customers, are not year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations.



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

                                VASOMEDICAL, INC.
                                 AND SUBSIDIARY
                                 --------------
                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1 - LEGAL PROCEEDINGS:

    Previously reported.

ITEM 2 - CHANGES IN SECURITIES:

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

    None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    None

ITEM 5 - OTHER INFORMATION:

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

    Exhibits:
         (27) Financial Data Schedule

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


Date:  October 6, 1998