Form 10-Q
period 1998-11-30
VASOMEDICAL INC
filed 1999-01-19
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1998

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600
                                                       -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 13, 1999                     49,466,754
                                                         ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [ ]
                                      ---     --

                        Vasomedical, Inc. and Subsidiary



                                     INDEX



PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements:                                            Page
                                                                           ----

  Consolidated Condensed Balance Sheets as of
      November 30, 1998 and May 31, 1998 (Unaudited)                         3

  Consolidated Condensed Statements of Operations for
       the Six and Three Months Ended
       November 30, 1998 and 1997 (Unaudited)                                4

  Consolidated Condensed Statement of Changes in Stockholders' Equity for
       the Period from June 1, 1998 to November 30, 1998 (Unaudited)         5

  Consolidated Condensed Statements of Cash Flows for the
       Six Months Ended November 30, 1998 and 1997 (Unaudited)               6


   Notes to Consolidated Condensed Financial Statements                      7

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

PART II - OTHER INFORMATION                                                 12

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                              November 30,      May 31,
                                                                  1998           1998
                                                                  ----           ----
        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $1,509,002     $4,367,986
    Accounts receivable                                            418,045        976,341
    Inventories                                                    965,655        678,302
    Other current assets                                           100,579        164,826
                                                                ----------     ----------
        Total current assets                                     2,993,281      6,187,455

PROPERTY AND EQUIPMENT, net                                        506,536        352,902
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             674,825        781,373
OTHER ASSETS                                                        23,114         23,516
                                                                ----------     ----------
                                                                $4,197,756     $7,345,246
                                                                ----------     ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $457,137       $436,730
    Accrued warranty and customer support expenses                 264,000        240,000
    Accrued professional fees                                      156,258        225,833
    Accrued commissions                                             55,440        176,553
    Dividends payable                                              150,298         62,137
                                                                ----------     ----------
        Total current liabilities                                1,083,133      1,141,253

ACCRUED WARRANTY COSTS                                             232,500        334,000
OTHER LONG-TERM LIABILITIES                                        112,000        117,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000
      shares authorized; 208,500 and 225,750 shares at
      November 30, 1998 and May 31, 1998, respectively,
      issued and outstanding                                         2,085          2,258
    Common stock, $.001 par value; 110,000,000 shares
      authorized; 48,916,754 and 48,531,278 shares at
      November 30, 1998 and May 31, 1998, respectively,
      issued and outstanding                                        48,917         48,531
    Additional paid-in capital                                  37,341,853     36,458,155
    Accumulated deficit                                        (34,622,732)   (30,755,951)
                                                                ----------     ----------
                                                                 2,770,123      5,752,993
                                                                ----------     ----------
                                                                $4,197,756     $7,345,246
                                                                ----------     ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Six months ended             Three months ended
                                         ----------------             ------------------
                                           November 30,                  November 30,
                                           ------------                  ------------
                                         1998          1997            1998          1997
                                         ----          ----            ----          ----
Revenues
 Equipment sales                       $550,000     $2,024,416       $200,000     $1,071,879
 Equipment rentals and services         242,100        152,732        164,000         63,513
                                       --------     ----------       --------     ----------
                                        792,100      2,177,148        364,000      1,135,392
                                       --------     ----------       --------     ----------
Costs and expenses
 Cost of sales and services             573,790        639,720        243,422        264,880
 Selling, general and administrative  2,648,276      2,506,533      1,377,612      1,485,494
 Research and development               339,763        948,865        150,099        350,141
 Depreciation and amortization          201,709        182,316        108,626         91,549
 Interest and financing costs             7,337          1,076          2,128             52
 Interest and other income - net        (84,065)       (96,605)       (31,851)       (49,715)
                                      ---------     ----------      ---------     ----------
                                      3,686,810      4,181,905      1,850,036      2,142,401
                                      ---------     ----------      ---------     ----------
 NET LOSS                            (2,894,710)    (2,004,757)    (1,486,036)    (1,007,009)

  Deemed dividend on preferred stock   (864,000)      (857,000)      (203,000)          -
  Preferred stock dividend requirement (108,071)       (52,939)       (53,315)       (25,405)
                                      ---------     ----------      ---------     ----------
LOSS APPLICABLE TO
 COMMON STOCK                       $(3,866,781)   $(2,914,696)   $(1,742,351)   $(1,032,414)
                                    -----------    -----------    -----------    -----------

Loss per common share (basic and
 diluted)                                 $(.08)         $(.06)         $(.04)         $(.02)
                                          -----          -----          -----          -----

Weighted average common shares
 outstanding (basic and diluted)     48,730,338     47,417,151     48,800,910     47,811,782
                                    -----------    -----------    -----------    -----------
The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                           Total
                                                                          Additional        Accum-         stock-
                              Preferred Stock         Common stock          paid-in         ulated         holders'
                              Shares    Amount      Shares      Amount      capital         deficit         equity
                              ------    ------      ------      ------      -------------------------      -------
Balance at June 1, 1998       225,750   $2,258    48,531,278    $48,531    $36,458,155    $(30,755,951)   $5,752,993

Conversion of preferred
  stock                       (17,250)    (173)      364,028        364           (191)                       -
Deemed dividend on preferred
 stock                                                                         864,000        (864,000)       -
Preferred stock dividend
 requirement                                                                                  (108,071)     (108,071)
Common stock issued in lieu of
   preferred stock dividends                          21,448         22         19,889                        19,911
Net loss                                                                                    (2,894,710)   (2,894,710)
                              -------   ------    ----------   --------    -----------    ------------    ----------
Balance at November 30, 1998  208,500   $2,085    48,916,754    $48,917    $37,341,853    $(34,622,732)   $2,770,123
                              -------   ------    ----------   --------    -----------    ------------    ----------
























The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six months ended November 30,
                                                                        -----------------------------
                                                                              1998           1997
                                                                              ----           ----
Cash flows from operating activities
  Net loss                                                                 $(2,894,710)   $(2,004,757)
                                                                           -----------    -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                                            201,709        182,316
      Changes in operating assets and liabilities
        Accounts receivable                                                    558,296       (360,366)
        Inventories                                                           (511,353)       120,144
        Other current assets                                                    64,247        (48,792)
        Other assets                                                               402
        Accounts payable, accrued expenses and other current liabilities      (146,280)       358,827
        Other liabilities                                                     (106,500)        56,370
                                                                           -----------    -----------
                                                                                60,521        308,499
                                                                           -----------    -----------
     Net cash used in operating activities                                  (2,834,189)    (1,696,258)
                                                                           -----------    -----------
Cash flows from investing activities
  Purchases of property and equipment                                          (24,795)       (13,204)
                                                                           -----------    -----------
     Net cash used in investing activities                                     (24,795)       (13,204)
                                                                           -----------    -----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants                                              409,463
  Proceeds from issuance of preferred stock, net                                            2,817,900
                                                                           -----------    -----------
     Net cash provided by financing activities                                    --        3,227,363
                                                                           -----------    -----------
      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                                           (2,858,984)     1,517,901
Cash and cash equivalents - beginning of period                              4,367,986      1,753,004
                                                                           -----------    -----------
Cash and cash equivalents - end of period                                  $ 1,509,002    $ 3,270,905
                                                                           -----------    -----------


Non-cash investing and financing activities were as follows:
Deemed dividend on preferred stock                                         $   864,000    $   857,000
Issuance of common stock in lieu of preferred dividends                         19,911         18,282
Inventories transferred to property and equipment,
   attributable to operating leases                                            224,000         30,000









The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                November 30, 1998
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
    The consolidated condensed balance sheet as of November 30, 1998 and the related consolidated condensed statements of operations for the six- and three-month periods ended November 30, 1998 and 1997, changes in stockholders' equity for the six-month period ended November 30, 1998 and cash flows for the six-month periods ended November 30, 1998 and 1997 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of November 30, 1998 and for all periods presented have been made.
    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1998. Results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY
    On April 30, 1998, the Company completed a second tranche of financing with an accredited investor and issued 175,000 shares of newly created 5% Series C Cumulative Convertible Preferred Stock ("Series C Preferred"), $.01 par value, pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $3,294,000. The Series C Preferred has no voting rights and was convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.08 or (ii) 85% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the conversion date (the "Average Closing Price"), as defined in the Certificate of Designation of the Series C Preferred. In addition, the investor was granted five-year warrants to purchase 413,712 shares of common stock at an exercise price of $2.08 per share. The Company has estimated the value of the deemed dividend, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, to approximate $936,000. Such deemed dividend has been recognized from the date of issuance through the date such preferred stock was first convertible (on or about August 15, 1998). Accordingly, the Company recognized a deemed dividend of $275,000 in the fourth quarter of fiscal 1998 and recognized the remaining portion of the deemed dividend of $661,000 in the first quarter of fiscal 1999.
    Based upon negotiations between the Company and the holder of the Series C Preferred in December 1998 relating to the delayed effectiveness of a registration statement covering the underlying shares of common stock, the conversion price with respect to the Series C Preferred has been reduced to the lower of (i) $2.00 per share, or (ii) 81% of the Average Closing Price. The Company has estimated the incremental value of the deemed dividend, representing the additional discount resulting from the allocation of proceeds to the beneficial conversion feature, to approximate $203,000. Accordingly, the Company recognized this incremental deemed dividend in the second quarter of fiscal 1999.
    In the first and second quarters of fiscal 1999, 9,250 shares and 8,000 shares of preferred stock were converted into 167,636 shares and 196,392 shares of common stock, respectively.
   In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the Company's 1997 Stock Option Plan by 1,000,000 shares to 2,800,000 shares. In addition, the Board of Directors granted stock options under the plan to directors, officers, employees and consultants to purchase an aggregate of 830,000 shares, 470,000 shares, 313,500 shares, and 150,000 shares of common stock, respectively, at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant).
    In January 1999, warrants to purchase 550,000 shares of common stock were exercised, aggregating $247,500.

                        Vasomedical, Inc. and Subsidiary

                                November 30, 1998
                                   (unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES
Employment Agreements
---------------------
    Approximate aggregate minimum annual compensation obligations under active employment agreements at November 30, 1998 are summarized as follows:

         Twelve months ended November 30,       Amount
         --------------------------------       ------
                              1999            $569,000
                              2000             569,000
                              2001             176,000
                              2002              23,000
                                            ----------
                                            $1,337,000
                                            ----------

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

Litigation
----------
    In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP . The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
    In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore management believes that this action is fully covered by insurance. This matter is in its preliminary stages and the Company is unable to determine the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

Purchase Commitments
--------------------
    At November 30, 1998, the Company had outstanding purchase commitments of $168,000 for the purchase of EECP systems from its contract manufacturer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------
Results of Operations
---------------------
Six and Three Months Ended November 30, 1998 and 1997
-----------------------------------------------------
    The Company generated revenues from the sale and lease of EECP systems of $792,000 and $2,177,000 and $364,000 and $1,135,000 for the six- and three-month periods ended November 30, 1998 and 1997, respectively. The Company incurred net losses of $2,895,000 and $2,005,000 for the six months ended November 30, 1998 and 1997, respectively (before deducting $864,000 and $857,000, respectively, in deemed dividends on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $108, 000 and $53,000, respectively, in dividend requirements, in connection with the Company's April 1998 and June 1997 financings). The Company incurred net losses of $1,486,000 and $1,007,000 for the three months ended November 30, 1998 and 1997, respectively (before deducting $203,000 in fiscal 1999 in incremental deemed dividends on preferred stock which represented the additional discount resulting from the allocation of proceeds to the beneficial conversion feature and $53,000 and $25,000, respectively, in dividend requirements in connection with the Company's April 1998 and June 1997 financings).

     Management believes that the number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement of the results of the Company's multicenter clinical study at the American Heart Association (AHA) meeting in November 1997, additional reports presented at the American College of Cardiology meeting in March 1998, and the one-year follow-up quality-of-life outcomes study presented at the AHA in November 1998. The number of units placed in the first two quarters of fiscal 1999 has exceeded that of the comparable prior-year period, however, revenues in the current fiscal year have been adversely affected by the nature of the commercial arrangements under which those units were placed, including the decline in outright sales. The Company expects that many of the placements currently under rental or use arrangements will become outright sales or financed leases in the latter part of fiscal 1999, although there can be no assurance that this will occur.

    Management believes that the publication of the results of a multicenter, controlled clinical study in a major peer-review journal and decisions by the Health Care Financing Administration (which administers the Medicare program) and other third-party payers to provide coverage for EECP treatment are essential to the commercial success of the Company. The Company expects publication of the multicenter clinical study and determination of positive coverage policies to occur during the course of the current fiscal year.

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

    Selling,  general  and  administrative  (SGA)  expenses  for  the  six-  and three-month periods ended November 30, 1998 and 1997 were approximately $2,648,000 and $2,507,000, and $1,378,000 and $1,485,000, respectively. The
$141,000 increase in SGA expenses for the comparable six-month period resulted primarily from the expansion of the Company's direct sales force and customer services personnel and marketing expenses related to customer support activities and programs, offset by a decrease in commissions and other related selling expenses as a result of decreased revenues. The $107,000 decrease in SGA expenses for the comparable three-month period resulted primarily from substantial expenditures in the prior period for public relations programs related to the announcement of the aforementioned multicenter study's results and for new promotional and educational materials and a decrease in commissions and other related selling expenses as a result of decreased revenues, offset by expenses in connection with the expansion of the Company's direct sales force and customer services personnel.

    Research and development (R&D) expenses decreased $609,000 and $200,000 for the six and three months ended November 30, 1998 compared to the prior periods. The decreases were the result of significant prior period expenses related to the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the front-loaded expenses for the development of a new model of the EECP system. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study (completed in July 1998), the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, are expected to further affect operating results in fiscal 1999.

Liquidity and Capital Resources
-------------------------------
    Working capital decreased by $3,136,000 from $5,046,000 at May 31, 1998 to $1,910,000 at November 30, 1998, principally as a result of continuing operating losses. In January 1999, the Company received proceeds of $247,500 from the exercise of warrants.

    In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. At November 30, 1998, approximately 78% of Series B preferred stock and no Series C preferred stock had been converted into common stock.

    Management believes that its present working capital position at November 30, 1998, along with the ongoing commercialization of the EECP system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible proceeds from the exercise of options and warrants ($247,500 received subsequent to the end of the second fiscal quarter), will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months. Management will revise its business plans in the event actual revenues deviate from current projections. If the Company's future cash requirements are not adequately generated from the sale and lease of EECP systems, the Company may require infusions of additional capital from equity or debt issuances.



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

                        VASOMEDICAL, INC. AND SUBSIDIARY
                        --------------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1 - LEGAL PROCEEDINGS:

    Previously reported.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

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


                             VASOMEDICAL, INC.

                        By:  /s/ Anthony Viscusi
                             President, Chief
                             Executive Officer and Director
                             (Principal Executive Officer)

                              /s/ Joseph A. Giacalone
                              Secretary and Treasurer
                              (Principal Financial and Accounting Officer)

Date:  January 14, 1999