Form 10-Q
period 1999-02-28
VASOMEDICAL INC
filed 1999-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1999

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600
                                                       -------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 12, 1999                      50,402,687
                                                        ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                        Vasomedical, Inc. and Subsidiary



                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                         Page
                                                                            ----
          Consolidated Condensed Balance Sheets as of
               February 28, 1999 and May 31, 1998 (Unaudited)                 3

          Consolidated Condensed Statements of Operations for
               the Nine and Three Months Ended
               February 28, 1999 and 1998 (Unaudited)                         4

          Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Nine Months Ended
               February 28, 1999 (Unaudited)                                  5

          Consolidated Condensed Statements of Cash Flows for the
               Nine Months Ended February 28, 1999 and 1998 (Unaudited)       6


          Notes to Consolidated Condensed Financial Statements                7

     Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

PART II - OTHER INFORMATION                                                  12

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                              February 28,           May 31,
                                                                   1999               1998
                                                                   ----               ----
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $1,578,487          $4,367,986
     Accounts receivable                                           451,293             976,341
     Inventories                                                   853,134             678,302
     Other current assets                                          151,262             164,826
                                                              ------------        ------------
         Total current assets                                    3,034,176           6,187,455

PROPERTY AND EQUIPMENT, net                                        588,157             352,902
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             621,551             781,373
OTHER ASSETS                                                        23,114              23,516
                                                              ------------        ------------
                                                                $4,266,998          $7,345,246
                                                              ------------        ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $707,024            $436,730
     Accrued warranty and customer support expenses                297,000             240,000
     Accrued professional fees                                     116,478             225,833
     Accrued commissions                                           144,033             176,553
     Dividends payable                                             149,860              62,137
                                                              ------------        ------------
         Total current liabilities                               1,414,395           1,141,253

ACCRUED WARRANTY COSTS                                             161,000             334,000
OTHER LONG-TERM LIABILITIES                                         76,440             117,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000
       shares authorized; 175,000 and 225,750 shares
       at February 28, 1999 and May 31, 1998, respectively,
       issued and outstanding                                        1,750               2,258
     Common stock, $.001 par value; 110,000,000 shares
       authorized; 50,402,687 and 48,531,278 shares at
       February 28, 1999 and May 31, 1998, respectively,
       issued and outstanding                                       50,403              48,531
     Additional paid-in capital                                 37,749,483          36,458,155
     Accumulated deficit                                      (35,186,473)        (30,755,951)
                                                              ------------        ------------
                                                                 2,615,163           5,752,993
                                                              ------------        ------------
                                                                $4,266,998          $7,345,246
                                                              ------------        ------------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Nine months ended       Three months ended
                                       -----------------------   -----------------------
                                            February 28,              February 28,
                                       -----------------------   -----------------------
                                          1999        1998         1999         1998
                                          ----        ----         ----         ----
Revenues
 Equipment sales                       $2,007,100   $3,650,080   $1,457,100   $1,625,664
 Equipment rentals and services           469,179      205,231      227,079       52,499
                                       ----------   ----------   ----------   ----------
                                        2,476,279    3,855,311    1,684,179    1,678,163
                                       ----------   ----------   ----------   ----------
Costs and expenses
 Cost of sales and services             1,164,174    1,063,367      590,384      423,647
 Selling, general and administrative    4,014,589    4,175,189    1,366,313    1,668,656
 Research and development                 470,752    1,279,966      130,989      331,101
 Depreciation and amortization            324,559      275,179      122,850       92,863
 Interest and financing costs               9,415        1,546        2,078          470
 Interest and other income - net         (102,101)    (132,385)     (18,036)     (35,780)
                                       ----------   ----------   ----------   ----------
                                        5,881,388    6,662,862    2,194,578    2,480,957
                                       ----------   ----------   ----------   ----------
 NET LOSS                              (3,405,109)  (2,807,551)    (510,399)    (802,794)

   Deemed dividend on preferred stock    (864,000)    (857,000)        -            -
   Preferred stock dividend requirement  (161,413)     (69,659)     (53,342)     (16,720)
                                       ----------   ----------   ----------   ----------
 LOSS APPLICABLE TO
    COMMON STOCK                      $(4,430,522) $(3,734,210)   $(563,741)   $(819,514)
                                       ----------   ----------   ----------   ----------

Net loss per common share (basic and
 diluted)                                   $(.09)       $(.08)       $(.01)       $(.02)
                                            -----        -----        -----        -----

Weighted average common shares
 outstanding (basic and diluted)       49,025,137   47,689,862   49,614,736   48,235,284
                                       ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                         Total
                                                                                      Additional        Accum-           stock-
                                       Preferred Stock            Common stock         paid-in          ulated           holders'
                                      Shares      Amount       Shares      Amount      capital          deficit          equity
                                      ------      ------       ------      ------     ----------      ------------     ----------
Balance at June 1, 1998               225,750     $2,258     48,531,278    $48,531    $36,458,155     $(30,755,951)    $5,752,993

Conversion of preferred stock         (50,750)      (508)       975,882        976           (468)                           -
Deemed dividend on preferred stock                                                        864,000         (864,000)          -
Preferred stock dividend requirement                                                                      (161,413)      (161,413)
Common stock issued in lieu of
   preferred stock dividends                                     70,527         71         73,621                          73,692
Exercise of warrants                                            825,000        825        354,175                         355,000
Net loss                                                                                                (3,405,109)    (3,405,109)
                                      -------     ------     ----------    -------    -----------     ------------     ----------
Balance at February 28, 1999          175,000     $1,750     50,402,687    $50,403    $37,749,483     $(35,186,473)    $2,615,163
                                      -------     ------     ----------    -------    -----------     ------------     ----------



The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Nine months ended February 28,
                                                             -----------------------------
                                                                  1999           1998
                                                                  ----           ----
Cash flows from operating activities
  Net loss                                                    $(3,405,109)    $(2,807,551)
                                                              -----------     -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                               324,559         275,179
Changes in operating assets and liabilities
        Accounts receivable                                       525,048        (758,629)
        Inventory                                                (549,943)         88,772
        Other current assets                                       13,564        (164,382)
        Other assets                                                  402            (403)
        Accounts payable, accrued expenses
          and other current liabilities                           185,421         192,685
        Other liabilities                                        (213,560)        191,370
                                                              -----------     -----------
                                                                  285,491        (175,408)
                                                              -----------     -----------
     Net cash used in operating activities                     (3,119,618)     (2,982,959)
                                                              -----------     -----------
Cash flows from investing activities
  Purchase of property and equipment                              (24,881)        (23,891)
                                                              -----------     -----------
Net cash used in investing activities                             (24,881)        (23,891)
                                                              -----------     -----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants                  355,000         484,463
  Proceeds from issuance of preferred stock, net                                2,817,900
                                                              -----------     -----------
Net cash provided by financing activities                         355,000       3,302,363
                                                              -----------     -----------
      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                              (2,789,499)        295,513
Cash and cash equivalents - beginning of period                 4,367,986       1,753,004
                                                              -----------     -----------
Cash and cash equivalents - end of period                      $1,578,487      $2,048,517
                                                              -----------     -----------


Non-cash investing and financing activities were as follows:
Deemed dividend on preferred stock                               $864,000        $857,000
Issuance of common stock in lieu of preferred dividends            73,692         25,602
Inventories transferred to property and equipment,
   attributable to operating leases - net                         375,111          75,000






The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 28, 1999
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
     The consolidated condensed balance sheet as of February 28, 1999 and the related consolidated condensed statements of operations for the nine- and three-month periods ended February 28, 1999 and 1998, changes in stockholders' equity for the nine-month period ended February 28, 1999 and cash flows for the nine-month periods ended February 28, 1999 and 1998 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of February 28, 1999 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1998. Results of operations for the periods ended February 28, 1999 and 1998 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - STOCKHOLDERS' EQUITY
     On April 30, 1998, the Company completed a second tranche of financing with an accredited investor and issued 175,000 shares of newly created 5% Series C Cumulative Convertible Preferred Stock ("Series C Preferred"), $.01 par value, pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $3,294,000. The Series C Preferred has no voting rights and was convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.08 or (ii) 85% of the average closing bid price of the Company's common stock for the five (5) trading days immediately preceding the conversion date (the "Average Closing Price"), as defined in the Certificate of Designation of the Series C Preferred. In addition, the investor was granted five-year warrants to purchase 413,712 shares of common stock at an exercise price of $2.08 per share. The Company has estimated the value of the deemed dividend, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, to approximate $936,000. Such deemed dividend has been recognized from the date of issuance through the date such preferred stock was first convertible (on or about August 15, 1998). Accordingly, the Company recognized a deemed dividend of $275,000 in the fourth quarter of fiscal 1998 and recognized the remaining portion of the deemed dividend of $661,000 in the first quarter of fiscal 1999.
     Based upon negotiations between the Company and the holder of the Series C Preferred in December 1998 relating to the delayed effectiveness of a registration statement covering the underlying shares of common stock, the conversion price with respect to the Series C Preferred has been reduced to the lower of (i) $2.00 per share, or (ii) 81% of the Average Closing Price. The Company has estimated the incremental value of the deemed dividend, representing the additional discount resulting from the allocation of proceeds to the beneficial conversion feature, to approximate $203,000. Accordingly, the Company recognized this incremental deemed dividend in the second quarter of fiscal 1999.
     In the first, second and third quarters of fiscal 1999, 9,250 shares, 8,000 shares and 33,500 shares of preferred stock were converted into 167,636 shares, 196,392 shares and 611,854 shares of common stock, respectively.
    In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the Company's 1997 Stock Option Plan by 1,000,000 shares to 2,800,000 shares. In addition, the Board of Directors granted stock options under the plan to directors, officers, employees and consultants to purchase an aggregate of 830,000 shares, 470,000 shares, 313,500 shares, and 150,000 shares of common stock, respectively, at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant). The stock options granted to consultants are contingent upon certain performance criteria.
     In the third quarter of fiscal 1999, warrants to purchase 825,000 shares of common stock were exercised, aggregating $355,000.

                        Vasomedical, Inc. and Subsidiary

                                February 28, 1999
                                   (unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES
Employment Agreements
---------------------
     Approximate aggregate minimum annual compensation obligations under active employment agreements at February 28, 1999 are summarized as follows:

          Twelve months ended February 28,     Amount
          --------------------------------     ------
                              2000            $569,000
                              2001             498,000
                              2002             123,000
                                            ----------
                                            $1,195,000
                                            ----------

SEC Investigation
-----------------
     In February 1995, the Company received a subpoena duces tecum by the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. The Company has cooperated with the investigation. As stated in the subpoena, the "investigation is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be interpreted as an adverse reflection on any person, entity or security." The Company is not aware of any activity concerning this investigation since April 1998, and is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

Litigation
----------
     In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP systems. The complaint seeks damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denies the existence of any agreement, believes that the complaint is frivolous and without merit and is vigorously defending the claims as well as asserting substantial counterclaims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore, management believes that this action is fully covered by insurance. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is frivolous and without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Results of Operations
---------------------
Nine and Three Months Ended February 28, 1999 and 1998
------------------------------------------------------
     The Company generated revenues from the sale and lease of EECP systems of $2,476,000 and $3,855,000 and $1,684,000 and $1,678,000 for the nine- and three-month periods ended February 28, 1999 and 1998, respectively. The Company incurred net losses of $3,405,000 and $2,807,000 for the nine months ended February 28, 1999 and 1998, respectively (before deducting $864,000 and $857,000, respectively, in deemed dividends on preferred stock which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $161, 000 and $70,000, respectively, in dividend requirements, in connection with the Company's April 1998 and June 1997 financings). The Company incurred net losses of $510,000 and $803,000 for the three months ended February 28, 1999 and 1998, respectively (before deducting $53,000 and $17,000, respectively, in dividend requirements in connection with the Company's April 1998 and June 1997 financings).

     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for 38 million beneficiaries. Interest in EECP therapy has also been spurred by the results of the Company's one-year follow-up quality-of-life outcomes study presented at the American Heart Association (AHA) annual meeting in November 1998 and additional reports presented at the American College of Cardiology annual meeting in March 1999. The number of EECP systems placed in the first three quarters of fiscal 1999 has exceeded that of systems placed in all four quarters of the prior year; however, revenues in the current fiscal year, particularly in the first two fiscal quarters, have been adversely affected by the nature of the commercial arrangements under which those units were placed. The Company expects, especially as a result of HCFA's recent coverage decision, that several placements made so far under rental or fee-for-use arrangements will convert to financed leases or outright sales in the fourth quarter of fiscal 1999, although there can be no assurance that this will occur.

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

     Selling, general and administrative (SGA) expenses for the nine- and three-month periods ended February 28, 1999 and 1998 were approximately $4,015,000 and $4,175,000, and $1,366,000 and $1,669,000, respectively. The
$161,000 decrease in SGA expenses for the comparable nine-month period resulted primarily from the decrease in commissions and other related selling expenses as a result of decreased revenues. The $302,000 decrease in SGA expenses for the comparable three-month period resulted primarily from substantial expenditures in the prior period for public relations programs related to the announcement of the aforementioned multicenter study's results and for new promotional and educational materials.

     Research and development (R&D) expenses decreased $809,000 and $200,000 for the nine and three months ended February 28, 1999 compared to the prior periods. The decreases were the result of significant prior period expenses related to the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the front-loaded expenses for the development of a new model of the EECP system. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study (completed in July 1998), the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, are expected to further affect operating results in fiscal 1999.

Liquidity and Capital Resources
-------------------------------
     Working capital decreased by $3,426,000 from $5,046,000 at May 31, 1998 to $1,620,000 at February 28, 1999, principally as a result of continuing operating losses. In the third quarter of fiscal 1999, the Company received proceeds of $355,000 from the exercise of warrants.

     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. Through February 28, 1999, all of the Series B preferred stock (150,000 shares) have been converted into 2,135,946 shares of the Company's common stock. To date, none of the Series C preferred stock has been converted into common stock.

     Management believes that its present working capital position at February 28, 1999, along with the ongoing commercialization of the EECP system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months. Management will revise its business plans in the event actual revenues deviate from current projections. If the Company's future cash requirements are not adequately generated from the sale and lease of EECP systems, the Company may require infusions of additional capital from equity or debt issuances.

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

     The Company's sole product is not expected to be affected by Year 2000 as it does not rely on date- sensitive software or affected hardware. The Company's current accounting and other systems were purchased "off-the-shelf". The Company intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable costs.

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


                              VASOMEDICAL, INC.

                         By: /s/ Anthony Viscusi
                             -------------------
                             Anthony Viscusi
                             President, Chief Executive Officer and Director (Principal Executive Officer)

                             /s/ Joseph A. Giacalone
                             -----------------------
                             Joseph A. Giacalone
                             Secretary and Treasurer (Principal Financial and Accounting Officer)

Date:  April 14, 1999