Form 10-K
period 1999-05-31
VASOMEDICAL INC
filed 1999-08-18
CIK 839087

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by a check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 1999, based on the average price on that date, was $74,816,000. At July 30, 1999, the number of shares outstanding of the issuer's common stock was 50,978,568.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits are incorporated herein by reference as set forth in Item 13(a)3, Index to Exhibits, in Part IV.
================================================================================

                                     PART I

ITEM ONE - BUSINESS

     Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. When used herein, words such as "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; the regulatory and trade environment; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General
     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is engaged in the commercialization of the EECP(r) enhanced external counterpulsation ("EECP(r)") system, a computer-based medical device for the noninvasive, atraumatic treatment of patients with coronary artery disease. The EECP(r) system is marketed worldwide to hospitals, clinics and other cardiac health care providers.

     In fiscal 1992, the Company, through the purchase of a 55% interest in Vaso Interim Corp. ("Vaso Interim"), acquired the worldwide exclusive marketing rights (except in China) to the EECP(r) system and agreed to fund the research and development activities of Vasogenics, Inc. ("Vasogenics"), its joint-venture partner in Vaso Interim and sole minority shareholder. Vasogenics held the intellectual property rights to the EECP(r) technology, including patents and manufacturing rights.

     In January 1995, the Company acquired all the capital stock of Vasogenics for stock consideration and the assumption of certain liabilities. In connection with the acquisition, the Company retained certain key employees of Vasogenics who had been involved in the development of the EECP(r) technology. Vasogenics and Vaso Interim were subsequently merged into Vasomedical.

     EECP(r) received marketing clearance from the Food and Drug Administration ("FDA") under a 510(k) premarket notification in February 1995.

The EECP(r) Enhanced External Counterpulsation System
General Discussion
     According to the American Heart Association, coronary heart disease ("CHD") is the single largest killer of American males and females. CHD caused 481,287 deaths in the United States in 1995. A major complication of CHD is angina pectoris, from which millions of Americans suffer. It is caused by obstruction of arteries which supply the heart muscle with blood. The pain associated with angina pectoris can be disabling, and conventional therapy, when medication fails, consists of invasive procedures, such as percutaneous transluminal coronary angioplasty ("PTCA") and coronary artery bypass grafting ("CABG"). According to a Report of the American College of Cardiology/American Heart Association Task Force on Assessment of Diagnostic and Therapeutic Cardiovascular Procedures, re-occlusion of dilated vessels occurs within six months of PTCA interventions in 30% to 40% of cases (Journal of the American College of Cardiology Vol. 22, No. 7, December 1993:2033-2054) and localized or diffuse narrowings occur in half of vein grafts by ten years after CABG (Circulation Vol. 83, No. 3, March 1991:1125-1173).

     In March 1989, Vasogenics received 510(k) marketing clearance from the FDA for the MC1 model of the EECP(r) system. In February 1995, the Company received 510(k) marketing clearance for its EECP-MC2 model, which incorporated technological improvements of external counterpulsation. Marketing clearance was for use of the EECP(r) procedure in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock. The Company decided, however, to focus initially only on the stable angina pectoris indication.

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

     The results of studies carried out at the State University of New York's University Medical Center at Stony Brook ("Stony Brook"), supported by previous experience in China, provided the first indication that EECP(r) therapy may stimulate collateral flow in coronary artery disease patients. In support of this hypothesis is the observation that the presence of one or more vascular conduits without significant stenosis appears to be predictive of a favorable response to EECP(r) therapy. In fact, effectiveness has been shown to be directly related to the number of patent coronary vessels in the treated patients. The explanation appears to be that a proximally patent conduit is necessary to allow transmission of augmented diastolic pressure and flow to distal coronary vessels, by which collateral recruitment or development is promoted.

Clinical Studies
     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past 40 years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the EECP(r) system, such as the computer-controlled operating system that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed enhanced sequential device - EECP(r). Not only did a course of treatment with EECP(r) reduce the frequency and severity of anginal symptoms during normal daily functions and also during exercise, but the improvements were sustained for years after therapy.

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

     Another study of 27 patients with angina pectoris indicated that EECP(r) outpatient therapy appears to exert effects on the heart similar to those achieved by exercise training. After receiving EECP(r), approximately 80% of the patients studied achieved an increase in exercise time as measured during thallium stress tests. Although exercise usually causes increases in the heart rate and blood pressure, these patients exhibited lower than expected heart rate increases and no significant increases in blood pressure during their stress tests. This indicates that they achieved similar conditioning benefits from EECP(r) as might be expected from engaging in a regular program of exercise.

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

     A five-year follow-up study of morbidity and mortality in 33 angina patients treated with EECP(r) was reported by the Stony Brook center in April 1997. These patients had received 35 hours of EECP(r) between 1989 and 1996, had documented CHD and had undergone pre- and post-exercise testing. The initial group of 18 patients previously reported at three years of follow-up was included in this expanded cohort. Cardiac angiography had been performed in 18 patients, with 16 of these patients having multi-vessel disease; ten of 33 patients treated had prior myocardial infarction and 13 had undergone either CABG or PTCA, with eight having undergone both treatments. Of the 33 patients treated, 4 died 1-5 years after initial treatment with EECP(r), and complete follow-up data concerning cardiac events was obtained in the 29 surviving patients. Although nine patients required interim hospitalizations for one or more cardiac conditions, which consisted of acute myocardial infarcts (4), new CABG or PTCA (6), other cardiac surgery (1) or unstable angina (1), 20 of the 33 patients treated experienced none of the above 4-7 years post-EECP(r) treatment. Since over 60% of the original cohort of 33 patients with advanced CHD are alive and well and without new events, this five-year follow-up study suggests that EECP(r) is effective both in the short- and long-term therapy of chronic angina pectoris.

     In 1995, the Company began a large randomized, controlled and double-blinded multicenter clinical study ("MUST-EECP") in four leading university hospitals in the United States to confirm at other sites the patient benefits observed in open studies conducted at the Stony Brook center and to provide scientific evidence of this treatment's effectiveness. The University of California San Francisco, Columbia University College of Physicians & Surgeons at the Columbia-Presbyterian Medical Center in New York, Beth Israel Deaconess Hospital, a teaching affiliate of Harvard Medical School, and Yale University School of Medicine were the institutions that participated in the study. These institutions were later joined by Loyola University, University of Pittsburgh and Grant/Riverside Methodist Hospitals. MUST-EECP was completed in July 1997 and results were announced at the annual meeting of the American Heart Association in November 1997 and of the American College of Cardiology in March 1998. The results of MUST-EECP were published in the Journal of the American College of Cardiology, a major peer- review medical journal, in June 1999.

     This ground-breaking study shows that EECP(r) therapy is a safe and effective choice for more than seven million patients suffering from angina pectoris, a common symptom of CHD. This study provides scientific evidence of this novel treatment's effectiveness, even in patients on maximal medication and for whom invasive revascularization procedures are no longer an option. Results of MUST-EECP confirm clinical benefits shown in previous open trials: a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise- induced signs of myocardial ischemia.

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

     Despite a considerable amount of medication prior to and during treatment, patients in the treated group still were able to show improvement averaging 11% in the time before the onset of ischemia demonstrated by stress ECG. Those in the sham (control) group showed no improvement at all. Additionally, even in the maximally medicated patients, exercise duration increased 10% in the average participant receiving treatment as measured by exercise treadmill; exercise duration increased only 6% in the sham group. Study participants followed a four to seven week treatment program. The protocol required patients to undergo EECP(r) in one-hour sessions, until they had completed 35 hours of treatment.

     In fiscal 1999, the Company completed a long-term quality-of-life study with EECP(r) in the same institutions and with the same patients that participated in MUST-EECP. The positive results of this study have already been presented at major scientific meetings, and a publication in a major peer-review journal is expected during fiscal 2000.

     In pursuit of its claim expansion program, the Company applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption protocol, the application of EECP(r) in the treatment of congestive heart failure ("CHF"), a disabling condition affecting nearly 5 million Americans and the most frequent cause of hospitalization for those over 65 years of age. The study is being conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant Hospital in Columbus,Ohio, and is expected to be completed in calendar 1999. CHF occurs when the heart is unable to pump blood well enough to meet the body's needs. The circulatory system becomes congested when the heart fails to empty its chambers sufficiently, leading to an accumulation in the chest and lower limbs. According to the American Heart Association, 2.5 million men and 2.4 million women in the United States have CHF. About 400,000 new cases of the disease occur each year. The need to find new and effective methods to treat CHF is pressing, since the prevalence of the disease is growing rapidly as a result of the aging population and the improved survival rate of heart attacks, while deaths caused by the disease increased 116% from 1979 to 1995.

The Company's Plans
     The  Company's short- and long-term plans are to:
     (a)  Establish EECP(r) therapy as a new standard of care in CHD.
     (b) Publish the results of its long-term quality-of-life outcomes study in a major peer-review medical journal in fiscal 2000.
     (c) Engage in educational campaigns designed to highlight the cost-effectiveness and quality-of-life advantages of EECP(r) therapy to State Welfare (Medicaid) agencies, commercial insurance companies, and managed care organizations.
     (d) Complete a feasibility study for the use of EECP(r) in CHF and present preliminary results in calendar 1999.
     (e) Initiate a pivotal multicenter study for the use of EECP(r) in CHF in fiscal 2000.
     (f) Complete the development of an upgraded EECP(r) system and initiate its in-house assembly in fiscal 2000.
     (g)  Continue to establish a distribution network in international markets.
     (h) Continue to establish and support academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP(r) therapy and to increase the number and diversity of clinical and mode-of-action studies, as well as the number of presentations, publications, speakers and advocates.
     (i)  Create new products for use in noninvasive cardiovascular medicine.

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

Sales and Marketing
Domestic Operations
     The Company's direct sales and marketing team consists of ten (10) regional and territory sales managers, five (5) clinical application specialists, customer support and communications managers, and directors of sales and marketing. Their efforts are supplemented by those of a network of independent manufacturers' representatives.

     Marketing activities are designed to support the Company's direct sales team and independent representatives, and include journal advertising, newsletters, physician educational programs, exhibits at trade shows and seminars at professional association meetings.

     The Company has developed a multi-day, on-site clinical training program for physicians and therapists. After initial customer training, these clinical applications specialists provide routine on- and off-site customer support, including the review of clinical charts, certification of new personnel and updating of customers on new clinical developments.

     The Company employs service technicians responsible for the installation of EECP(r) systems and, in many instances, on-site training of a customer's biomedical engineering personnel. The Company provides a one- year warranty that includes parts and labor. The Company intends to offer extended service to our customers under annual service contracts or on a fee-for-service basis.

     In fiscal 1999 and 1998, the Company had sales to Parimist Funding Corp. and HPSC, Inc. (medical equipment financing firms) in each period, accounting for 21% and 10% of the Company's revenues, respectively. In fiscal 1997, the Company had sales to the Heart-Lung Center of Hawthorne and Metuchen Heart Associates, aggregating 43% of the Company's revenues.

International Operations
     The Company's key objective is to appoint distributors in exchange for exclusive marketing rights to EECP(r) in their respective countries. The Company currently has distribution agreements for Japan, and some European and Latin American countries. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, foreign distributors must either obtain an FDA-equivalent marketing clearance or establish confirmation clinical evaluations conducted by local opinion leaders in cardiology. Each distributor is responsible for obtaining any required approval. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for the EECP(r) system in their respective countries or that these distributors will be successful in their marketing efforts. The Company plans to enter into additional distribution agreements to enhance its international distribution base. There can be no assurance that the Company will be successful in entering into any additional distribution agreements.

     To date, revenues from international operations have not been significant. International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected the Company's business to date.

Competition
     Presently, Vasomedical is aware of only one competitor with an external counterpulsation device on the market. While the Company believes that this competitor's involvement in the market is limited, there can be no assurance that this company will not become a significant competitive factor. Further, there can be no assurance that other companies will not enter the market intended for EECP(r) systems. Such companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by the Company and may, therefore, succeed in developing technologies or products that are more efficient than those offered by the Company and that would render the Company's technology and existing products obsolete or noncompetitive.

Government Regulations
     The EECP(r) system is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States.

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

     If substantial equivalence cannot be established or if the FDA determines that more extensive efficacy and safety data are in order, the FDA will require the manufacturer to submit a premarket application ("PMA") for full review and approval. Management does not believe that the EECP(r) system will ultimately require PMA approval for continued commercialization; however, the Company so designed the protocol for MUST-EECP as to be able to generate some of the data needed in the event that a PMA is required at some future date.

     Typically it takes one year from the date of filing to complete the PMA review and approval process. There can be no assurance that the FDA would not take more than one year to review and approve a PMA for EECP(r) and there can be no assurance that EECP(r) would receive PMA approval.

     In most countries to which the Company seeks to export the EECP(r) system, it must first obtain documentation from the local medical device regulatory authority stating that the marketing of the device is not in violation of that country's medical device laws. The regulatory review process varies from country to country. Presently, the Company is in the process of obtaining regulatory approval of the EECP(r) system overseas.

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

     In June 1998, the EECP(r) system was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union. The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The CE Mark, in combination with the ISO 9001 certification awarded by Underwriter's Laboratories (UL) in February 1998, places the Company in full compliance with requirements for the marketing of the EECP(r) system in the countries of the European Union. The ISO 9001 Certificate covers the Company's design and manufacturing operation for the EECP(r) system and recognizes that the Company has established and operates a world-class quality system.

     Compliance with current Good Manufacturing Practices ("GMP") regulations is necessary to receive FDA approval to market new products and to continue to market current products. The Company's manufacturing (including its contract manufacturer), quality control and quality assurance procedures and documentation are currently in compliance, but will be inspected and evaluated periodically in the future by the FDA.

Third-Party Reimbursements
     Health care providers, such as hospitals and physicians, that purchase or lease medical devices, such as the EECP(r) system, for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Even if a device has FDA approval, Medicare and other third-party payers may deny reimbursement if they conclude that the device is not cost-effective, is experimental or is used for an unapproved indication.

     In February 1999, the Health Care Financing Administration ("HCFA"), the federal agency that administers the Medicare program for more than 38 million beneficiaries, issued a national coverage policy for the use of the EECP(r) system for patients with disabling angina pectoris who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions, such as balloon angioplasty and cardiac bypass. In July 1999, HCFA communicated payment instructions for the EECP therapy to its contractors around the country, stipulating coverage for services provided on or after July 1, 1999. HCFA has restricted coverage "to those enhanced external counterpulsation systems that have sufficiently demonstrated their medical effectiveness in treating patients with severe angina in well-designed clinical trials. Note that a 510(k) clearance by the Food and Drug Administration does not, by itself, satisfy this requirement." Presently, the Company's EECP(r) system is the only such system to have undergone a rigorous test in a controlled, double-blinded, randomized, multicenter study (MUST-EECP). The results of this study were published in a peer-review journal, the Journal of the American College of Cardiology ("JACC"), in June 1999.

     The Company continues its dialogue with several large commercial health care payers for the establishment of positive coverage policies. The Company believes that its discussions with these third-party payers will, as a minimum, continue to define circumstances that justify reimbursement on a case-by-case basis and create a pathway for rapid review of patient data and determination of medical necessity. To date, there have been many such reimbursements. The Company is optimistic that, given the recent HCFA coverage and payment decisions, as well as the publication of the results of MUST-EECP in JACC, many of these third-party payers will issue positive coverage policies for EECP(r) therapy in fiscal 2000. In anticipation of receiving approval for broad-based coverage, the Company will pursue, through the cardiology profession, the establishment of a Current Procedural Code ("CPT") specific to the EECP procedure. Although such code is not essential and although there is no assurance that a new code will be established, the Company believes that having a CPT code specifically assigned to EECP will accelerate the processing of reimbursement claims.

     Limited availability of third-party coverage or the inadequacy of the reimbursement level for treatment procedures using the EECP(r) system would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on the Company.

Insurance
     The Company currently carries product liability insurance for an aggregate coverage limit of $5,000,000. However, there can be no assurance that it will be able to continue to secure such insurance in adequate amounts or at reasonable premiums. Product liability insurance costs have been increasing rapidly and dramatically during the last few years and many carriers are reducing coverage, insisting upon large deductibles and contributions to defense costs, and abandoning lines. Should the Company be unable to secure adequate product liability insurance, its business could be seriously damaged by claims arising out of the allegedly improper manufacture or use of its products.

Patents and Trademarks
     A US patent (which expires in 2005) covering EECP(r) design and functions was issued in June 1988 and it is now owned by the Company. Additional international and domestic patent applications were filed in May 1993. A new US patent was issued to the Company in October 1996 (which expires in 2013), and several international patents have been issued since then. Such international patents also expire in 2013. The Company expects additional international patents to issue during fiscal 2000. Such patents cover several specific enhancements to the current EECP(r) model.

     Moreover, a trademark has been registered for the name "EECP", and in 1999 the Company filed for registration of additional trademarks, including "Natural Bypass".

     The Company pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. The loss or violation of the Company's EECP(r) patents and trademarks could have a material adverse effect upon the Company's business.

Employees
     As of July 30, 1999, the Company employed forty-one full-time persons with twelve in sales, five in clinical applications, ten in manufacturing and service, five in marketing, and nine in administration (including its four executive officers). None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Manufacturing
     The Company currently contracts for the manufacture of its current EECP(r) system with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, subject to certain performance standards, as defined. The Company believes that VAMED will be able to meet the Company's needs for EECP(r) systems.

ITEM TWO - PROPERTIES

     The Company maintains its office and warehouse at 180 Linden Avenue, Westbury, New York 11590, where approximately 18,000 square feet of space is leased from a non-affiliated landlord through October 31, 2000 at an annual cost of approximately $125,000. Upon the expiration of the lease, the Company, at its option, may renew the lease for an additional five-year period or purchase the facility at fair market value, as defined. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

ITEM THREE - LEGAL PROCEEDINGS

SEC Investigation
     In February 1995, the Company received a subpoena duces tecum from the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. In July 1999, the Company was notified that the investigation was terminated and that no enforcement action was recommended to the SEC.

Litigation
     In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(r) systems. The complaint sought damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denied the existence of any agreement, and contended that the complaint was frivolous and without merit. The Company also asserted substantial counterclaims. In August 1999, the motion for summary judgment to dismiss the complaint in its entirety was granted. The time to appeal the dismissal has not yet expired.

     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore, management believes that the damages sought under this complaint are fully covered by insurance. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM under the symbol VASO. The approximate number of record holders of Common Stock as of July 30, 1999 was 882, which does not include approximately 10,000 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the Common Stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM for the fiscal periods specified.

                                 Fiscal 1999                Fiscal 1998
                               High       Low           High            Low
First Quarter                 $1.688     $.750         $2.063         $1.563
Second Quarter                $1.210     $.625         $3.563         $1.719
Third Quarter                 $2.063     $.656         $2.250         $1.719
Fourth Quarter                $1.500    $1.000         $2.094         $1.500

     The last bid price of the Company's Common Stock on July 30, 1999 was $1.563 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems pertinent. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems pertinent.

ITEM SIX - SELECTED FINANCIAL DATA

        The following table summarizes selected financial data for each of the five years ended May 31, 1999 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.

                                                                       Year ended May 31,
                                                1999           1998          1997           1996            1995
Statement of Operations

Revenues                                     $6,024,263     $5,225,064     $2,096,562     $2,683,128             $-
                                            -----------------------------------------------------------------------
Cost of sales and services                    1,833,238      1,543,849      1,020,047        609,136
Selling, general & administrative expenses    5,946,405      5,689,704      4,155,552      3,738,789      2,172,555
Research and development expenses               706,934      1,595,970      1,045,184        364,455        598,178
Depreciation and amortization                   463,859        363,101        333,482        269,443        117,851
Provision for losses                                                          225,000                       318,000
Interest and financing costs                     11,880          4,057          8,511        515,451          2,523
Interest and other income, net                 (115,064)      (169,422)      (174,810)      (171,001)       (91,813)
                                            -----------------------------------------------------------------------
                                              8,847,252      9,027,259      6,612,966      5,326,273      3,117,294
                                            -----------------------------------------------------------------------
Net loss                                     (2,822,989)    (3,802,195)    (4,516,404)    (2,643,145)    (3,117,294)

Deemed dividend on preferred stock             (864,000)    (1,132,000)
Preferred stock dividend requirement           (205,163)       (96,717)
                                            -----------------------------------------------------------------------
Loss applicable to common stock             $(3,892,152)   $(5,030,912)   $(4,516,404)   $(2,643,145)   $(3,117,294)
                                            =======================================================================

Net loss per common share
  (basic and diluted)                             $(.08)         $(.11)        $(.10)          $(.07)         $(.10)
                                            =======================================================================
Weighted average common shares
outstanding (basic and diluted)              49,371,574     47,873,711    46,297,142      39,226,258     30,519,640
                                            =======================================================================
Balance Sheet

Working capital                              $2,174,774     $5,046,202    $1,981,331      $4,958,973       $747,070
Total assets                                 $5,198,172     $7,345,246    $4,175,021      $8,246,151     $2,753,138
Long-term debt                                       $0             $0            $0      $3,725,000             $0
Stockholders' equity (1)                     $3,153,533     $5,752,993    $3,020,962      $3,091,094     $2,259,991

-------------------
(1) No cash dividends were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Fiscal Years Ended May 31, 1999 and 1998

     The Company generated revenues from the sale and lease of EECP(r) systems of $6,024,000 and $5,225,000 for the years ended May 31, 1999 and 1998, respectively. The Company incurred net losses of $2,823,000 and $3,802,000 for fiscal 1999 and 1998, respectively (before deducting $864,000 and $1,132,000, respectively, in deemed dividends on preferred stock representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of underlying warrants, and $205,000 and $97,000, respectively, in dividend requirements, in connection with the Company's April 1998 and June 1997 financings).

     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for 38 million beneficiaries. In addition, the results of the Company's randomized, controlled multicenter clinical study of EECP ("MUST-EECP") was published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meeting in November 1998 and additional reports presented at the American College of Cardiology annual meeting in March 1999. Revenues in fiscal 1999, particularly in the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The overall increase in Company revenues in fiscal 1999 were attributable to fourth quarter sales of $3,500,000, which were aided by the HCFA decision described above. The Company expects, especially as a result of HCFA's recent coverage decision and effective payment date of July 1, 1999, that several placements made in the past under rental or fee-for-use arrangements will convert to financed leases or outright sales in the first and second quarters of fiscal 2000, although there can be no assurance that this will occur.

     Gross margins are dependent on a number of factors, particularly the mix of EECP(r) units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(r) system in service for customer use. Accordingly, the gross margin realized during the current period may not be indicative of future margins. Selling, general and administrative (SGA) expenses for the years ended May 31, 1999 and 1998 were approximately $5,946,000 and $5,690,000, respectively. The $256,000 increase in SGA expenses for the comparable fiscal year resulted primarily from an increase in marketing personnel, commissions and other selling expenses related to increased revenues. Research and development (R&D) expenses in the year ended May 31, 1999 decreased by $889,000 from the prior fiscal year. The decrease is related to significant prior year expenses for the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the front-loaded expenses for the development of an upgraded EECP(r) system. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study (completed in July 1998), the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, are expected to further affect operating results in fiscal 2000.


Fiscal Years Ended May 31, 1998 and 1997

     The Company generated revenues from the sale and lease of its EECP(r) system of $5,225,000 and $2,097,000 for the years ended May 31, 1998 and 1997, respectively. The Company incurred net losses of $3,802,000 and $4,516,000 for fiscal 1998 and 1997, respectively (excluding the fiscal 1998 recognition of a $1,132,000 deemed dividend on preferred stock, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $97,000 in dividend requirements, in connection with the Company's June 1997 and April 1998 financings).

     Gross margins are dependent on a number of factors, particularly the mix of EECP(r) units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP(r) system in service for customer use.
     Selling, general and administrative (SGA) expenses for the years ended May 31, 1998 and 1997 were approximately $5,690,000 and $4,156,000, respectively. The $1,534,000 increase in SGA expenses in fiscal 1998 from fiscal 1997 resulted primarily from increases in marketing expenses related to programs for the dissemination of the Company's multicenter clinical study results, new promotional and educational materials, and the expansion of the Company's direct sales force.

     Research and development (R&D) expenses in the year ended May 31, 1998 increased by $551,000 from the prior period. The increase was a result of commitments and expenses related to the Company's multicenter clinical study of EECP(r), which was completed in July 1997, the initiation of the development of an upgraded model of the EECP(r) system, and a quality-of-life outcomes study started in parallel with the multicenter clinical study.

Liquidity and Capital Resources
     The Company has financed its fiscal 1999 operations primarily from the proceeds of equity financings in fiscal 1998 (described below). At May 31, 1999, the Company had a cash balance of $1,678,000 and working capital of $2,175,000, compared to a cash balance of $4,368,000 and working capital of $5,046,000 at May 31, 1998. The Company's operating activities used cash of $3,028,000 and $3,858,000 for the years ended May 31, 1999 and 1998, respectively. Net cash used during the year ended May 31, 1999 consisted primarily of losses from operations, increases in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses.

     Investing activities used net cash of $17,000 and $123,000 during the years ended May 31, 1999 and 1998, respectively. The principal uses were for the purchase of property and equipment. At May 31, 1999, the Company did not have any material commitments for capital expenditures.
     Financing activities provided cash of $355,000 and $6,596,000 during the years ended May 31, 1999 and 1998, respectively. Financing activities during fiscal 1999 consisted primarily of cash proceeds from the exercise of Company common stock warrants by officers and directors.
     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. As of May 31, 1999, all of the Series B preferred stock (150,000 shares) had been converted into 2,135,946 shares of the Company's common stock and none of the Series C preferred stock had converted into common stock. Subsequent to May 31, 1999, 28,000 shares of Series C preferred stock, representing 16% of the total outstanding, were converted into approximately 478,000 shares of the Company's common stock.
     Management believes that its working capital position at May 31, 1999, along with the ongoing commercialization of the EECP(r) system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months.

Impact of the Year 2000 on Information Systems

     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
     The Company's sole product is not expected to be affected by Year 2000 as it does not rely on date- sensitive software or affected hardware. The Company's current accounting and other systems were purchased "off- the-shelf". The Company has or intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable costs.
     The Company has inquired of its major suppliers about their progress in identifying and addressing problems related to the Year 2000. Certain of the Company's major suppliers have informed the Company that they do not anticipate problems in their business operations due to Year 2000 compliance issues. The Company is unable to determine the extent to which Year 2000 issues will affect its other suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given that all of the Company's major suppliers' systems will be Year 2000 compliant, the Company believes that the risk is not significant.

ITEM EIGHT - FINANCIAL STATEMENTS
        The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

                                    PART III


ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION
        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules
    ------------------------------------------------------

     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
     (2) The following  Consolidated Financial Statement Schedule is included in
     Part IV of this report:
          Schedule II - Valuation and Qualifying Accounts (14) All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(c)     Exhibits

          (3)  (a)  Restated Certificate of Incorporation (2)
               (b)  By-Laws (1)
          (4)  (a)  Specimen Certificate for Common Stock (1)
               (b)  Certificate of Designation of the Preferred Stock,  Series A
                    (3)
               (c)  Certificate of Designation of the Preferred Stock,  Series B
                    (10)
               (d) Form of Rights Agreement dated as of March 9, 1995 between Registrant and American Stock Transfer & Trust Company (6)
               (e) Stock Purchase Agreement dated June 25, 1997 between Registrant and JNC Opportunity Fund, Ltd. (10)
               (f) Registration Rights Agreement dated June 25, 1997 between Registrant and JNC Opportunity Fund, Ltd. (10)
               (g)  Form of Warrant dated June 25, 1997 (10)
               (h)  Certificate of Designation of the Preferred Stock,  Series C
                    (12)
               (i) Stock Purchase Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (12)
               (j) Registration Rights Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (12)
               (k)  Form of Warrant dated April 30, 1998 (12)
          (10) (a)  1992 Non-Qualified Stock Option Plan (2)
               (b)  1995 Stock Option Plan (9)
               (c)  Outside Director Stock Option Plan (9)
               (d) Employment Agreement dated July 1, 1994, as amended on October 24, 1995 and March 12, 1998, between Registrant and Anthony Viscusi (7) (8) (13)
               (e) Offshore Securities Subscription Agreement dated December 2, 1994 between Registrant and Banca del Gottardo (3)
               (f) Confidential Private Placement Memorandum dated December 5, 1994 (3)
               (g) Employment Agreement dated January 23, 1995, as amended on October 24, 1995 and March 12, 1998, between Registrant and Anthony E. Peacock (4) (8) (13)
               (h) Employment Agreement dated February 1, 1995, as amended March 12, 1998, between Registrant and John C.K. Hui (4)
                    (13)
               (i) Modification and Extension Agreement dated March 12, 1998 between Registrant and Joseph Giacalone (13)
               (j) Note Purchase, Paying and Conversion Agency Agreement dated July 5, 1995 between Registrant and Banca del Gottardo (5)
               (k)  1997  Stock  Option  Plan  (11)
               (l)  1999  Stock  Option  Plan  (14)

          (22)      Subsidiary of the Registrant

                                     Percentage
          Name                State of  Incorporation      Owned by Company
          ----                -----------------------      ----------------
          Viromedics, Inc.          Delaware                      61%

          (23)      Consent of Grant Thornton LLP (14)
          (27)      Financial Data Schedule (14)
---------

(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)  Incorporated by reference to Report on Form 8-K dated November 14, 1994.
(4)  Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(5)  Incorporated by reference to Report on Form 8-K/A dated June 26, 1995.
(6) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
(7) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1994.
(8)  Incorporated by reference to Report on Form 8-K dated October 24, 1995.
(9) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
(10) Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(11) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 4, 1997.
(12) Incorporated by reference to Report on Form 8-K dated April 30, 1998.
(13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31,1998.
(14) Filed herewith.

(b)  Form 8-K Reports
     ----------------
     None

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the sixteenth day of August, 1999.


                                 VASOMEDICAL, INC.

                                 By: /s/ Anthony Viscusi
                                 -----------------------------------------------
                                 Anthony Viscusi
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 16, 1999 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn           Director
Alexander G. Bearn

/s/ David S. Blumenthal          Director
David S. Blumenthal

/s/ Francesco Bolgiani           Director
Francesco Bolgiani

/s/ Abraham E. Cohen             Chairman of the Board
Abraham E. Cohen

/s/ Joseph A. Giacalone          Secretary and Treasurer
Joseph A. Giacalone              (Principal Financial and Accounting Officer)

/s/ John C.K. Hui                Senior Vice President,
John C.K. Hui                    R&D and Manufacturing and Director

_____________________            Director
Kenneth W. Rind

/s/ E. Donald Shapiro            Director
E. Donald Shapiro

/s/ Anthony Viscusi              President, Chief Executive Officer and Director
Anthony Viscusi                  (Principal Executive Officer)

/s/ Zhen-sheng Zheng             Director
Zhen-sheng Zheng

                        Vasomedical, Inc. and Subsidiary

                Schedule II - Valuation and Qualifying Accounts

--------------------------------------------------------------------------------
Column A         Column B         Column C          Column D         Column E
--------------------------------------------------------------------------------
                Balance at        Additions        Deductions       Balance at
               beginning of                                        end of period
                  period   ------------------------
                              (1)        (2)
                           Charged to  Charged to
                           costs and other accounts
                            expenses
--------------------------------------------------------------------------------

Year ended
 May 31, 1999
 Allowance for
 doubtful
 accounts (a)            $-                                               $-
               -----------------------------------------------------------------
Year ended
 May 31, 1998
 Allowance for
 doubtful
 accounts (a)            $-                                               $-

               -----------------------------------------------------------------

Year ended
 May 31, 1997
 Allowance for
 doubtful
 accounts (a)            $-   $225,000              $(225,000)(b)        $-
               -----------------------------------------------------------------

     (a)  Deducted from accounts receivable.
     (b)  Uncollectible accounts receivable charged against allowance.

                        Vasomedical, Inc. and Subsidiary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                       F-2

Financial Statements
        Consolidated Balance Sheets as of May 31, 1999 and 1998          F-3

        Consolidated Statements of Operations for the
          years ended May 31, 1999, 1998 and 1997                        F-4

        Consolidated Statement of Changes in Stockholders'
          Equity for the years ended May 31, 1999, 1998 and 1997         F-5

        Consolidated Statements of Cash Flows for the
          years ended May 31, 1999, 1998 and 1997                        F-6

        Notes to Consolidated Financial Statements                    F-7 - F-14

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiary (the "Company") as of May 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP


Melville, New York
August 3, 1999

                        Vasomedical, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                     May 31,

                                                                        1999          1998
                                                                        ----          ----
                ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                     $1,678,175   $4,367,986
        Accounts receivable                                            1,585,432      976,341
        Inventories                                                      594,093      678,302
        Other current assets                                             177,713      164,826
                                                                      ----------   ----------
                Total current assets                                   4,035,413    6,187,455

PROPERTY AND EQUIPMENT, net                                              571,368      352,902
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net of accumulated amortization
        of 923,421 and 710,325 at May 31, 1999 and 1998, respectively    568,277      781,373
OTHER ASSETS                                                              23,114       23,516
                                                                      ----------   ----------
                                                                      $5,198,172   $7,345,246
                                                                      ----------   ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued expenses                           $705,640     $436,730
        Accrued warranty and customer support expenses                   382,000      240,000
        Accrued professional fees                                        271,438      225,833
        Accrued commissions                                              307,951      176,553
        Dividends payable                                                193,610       62,137
                                                                      ----------   ----------
                Total current liabilities                              1,860,639    1,141,253

ACCRUED WARRANTY COSTS                                                   114,000      334,000
OTHER LONG-TERM LIABILITIES                                               70,000      117,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value; 1,000,000 shares
         authorized; 175,000 and 225,750 shares at May 31, 1999
          and 1998, respectively, issued and outstanding (liquidation preference of $3,500,000 and $4,515,000 at May 31, 1999
          and 1998, respectively)                                          1,750        2,258
        Common stock, $.001 par value; 110,000,000 shares authorized;
          50,402,687 and 48,531,278 shares at May 31, 1999 and 1998,
          respectively, issued and outstanding                            50,403       48,531
        Additional paid-in capital                                    37,749,483   36,458,155
        Accumulated deficit                                          (34,648,103) (30,755,951)
                                                                      ----------   ----------
                                                                       3,153,533    5,752,993
                                                                      ----------   ----------
                                                                      $5,198,172   $7,345,246
                                                                      ----------   ----------

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year ended May 31,
                                                                      ------------------------------------
                                                                         1999        1998         1997
                                                                         ----        ----         ----
Revenues
 Equipment sales                                                      $5,335,200   $4,958,333   $1,625,150
 Equipment rentals and services                                          689,063      266,731      471,412
                                                                      ----------   ----------   ----------
                                                                       6,024,263    5,225,064    2,096,562
                                                                      ----------   ----------   ----------
Costs and expenses
 Cost of sales and services                                            1,833,238    1,543,849    1,020,047
 Selling, general and administrative                                   5,946,405    5,689,704    4,155,552
 Research and development                                                706,934    1,595,970    1,045,184
 Depreciation and amortization                                           463,859      363,101      333,482
 Write-off of accounts receivable                                                                  225,000
 Interest and financing costs                                             11,880        4,057        8,511
 Interest and other income - net                                        (115,064)    (169,422)    (174,810)
                                                                      ----------   ----------   ----------
                                                                       8,847,252    9,027,259    6,612,966
                                                                      ----------   ----------   ----------
 NET LOSS                                                             (2,822,989)  (3,802,195)  (4,516,404)

  Deemed dividend on preferred stock                                    (864,000)  (1,132,000)
  Preferred stock dividend requirement                                  (205,163)     (96,717)
                                                                      ----------   ----------   ----------
        LOSS APPLICABLE TO
           COMMON STOCK                                              $(3,892,152) $(5,030,912) $(4,516,404)
                                                                      ----------   ----------   ----------

Net loss per common share (basic and diluted)                              $(.08)       $(.11)       $(.10)
                                                                      ----------   ----------   ----------

Weighted average common shares
 outstanding (basic and diluted)                                      49,371,574   47,873,711   46,297,142
                                                                      ----------   ----------   ----------

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                         Total
                                                                              Additional      Deferred       Accum-      stock-
                                         Preferred stock     Common stock       paid-in       compen-        ulated     holders'
                                         Shares   Amount   Shares    Amount     capital       sation        deficit      equity
                                         ------   ------   ------    ------   ----------      --------     ---------    --------
Balance at June 1, 1996                       -        -  42,204,113 $42,204   $24,427,338   $(169,813)  $(21,208,635)  $3,091,094

Conversion of debt                                         3,725,000   3,725     3,330,850                               3,334,575
Exercise of warrants                                         852,890     853       941,031                                 941,884
Amortization of deferred compensation                                                          169,813                     169,813
Net loss                                                                                                   (4,516,404)  (4,516,404)
                                        -------  -------  ----------  ------    ----------     -------    -----------   ----------
Balance at May 31, 1997                       -        -  46,782,003  46,782    28,699,219           -    (25,725,039)   3,020,962

Issuance of preferred stock             325,000   $3,250                         6,108,650                               6,111,900
Conversion of preferred stock           (99,250)    (992)  1,160,064   1,160          (168)                                      -
Exercise of options and warrants                             568,406     568       483,895                                 484,463
Deemed dividend on preferred stock                                               1,132,000                 (1,132,000)           -
Preferred stock dividend requirement                                                                          (96,717)     (96,717)
Common stock issued in lieu of
  preferred stock dividends                                   20,805      21        34,559                                  34,580
Net loss                                                                                                   (3,802,195)  (3,802,195)
                                        -------  -------  ----------  ------    ----------     -------    -----------   ----------
Balance at May 31, 1998                 225,750    2,258  48,531,278  48,531    36,458,155           -    (30,755,951)   5,752,993

Conversion of preferred stock           (50,750)    (508)    975,882     976          (468)                                      -
Exercise of warrants                                         825,000     825       354,175                                 355,000
Deemed dividend on preferred stock                                                 864,000                   (864,000)           -
Preferred stock dividend requirement                                                                         (205,163)    (205,163)
Common stock issued in lieu of
  preferred stock dividends                                   70,527      71        73,621                                  73,692
Net loss                                                                                                   (2,822,989)  (2,822,989)
                                        -------  -------  ----------  ------    ----------     -------    -----------   ----------
Balance at May 31, 1999                 175,000   $1,750  50,402,687 $50,403   $37,749,483           -   $(34,648,103)  $3,153,533
                                        -------  -------  ----------  ------    ----------     -------    -----------   ----------

The accompanying notes are an integral part of this statement.

                        Vasomedical, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended May 31,
                                                                                 ------------------
                                                                         1999           1998          1997
                                                                         ----           ----          ----
Cash flows from operating activities
  Net loss                                                           $(2,822,989)   $(3,802,195)   $(4,516,404)
                                                                     -----------    -----------    -----------
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation and amortization                                      463,859        363,101        333,482
      Provision for losses                                                                             225,000
      Amortization of deferred compensation                                                            169,813
      Changes in operating assets and liabilities
        Accounts receivable                                             (609,091)      (919,693)       729,317
        Inventories                                                     (367,791)       203,096       (551,740)
        Other assets                                                     (12,485)       (78,691)        74,924
        Accounts payable, accrued expenses and other current liabilities 587,915        211,687       (113,978)
        Other liabilities                                               (267,000)       164,370         77,000
                                                                     -----------    -----------    -----------
                                                                        (204,593)       (56,130)       943,818
                                                                     -----------    -----------    -----------
     Net cash used in operating activities                            (3,027,582)    (3,858,325)    (3,572,586)
                                                                     -----------    -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment                                     (17,229)      (123,056)       (54,100)
                                                                     -----------    -----------    -----------
     Net cash used in investing activities                               (17,229)      (123,056)       (54,100)
                                                                     -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from exercise of options and warrants                         355,000        484,463        941,884
  Proceeds from issuance of preferred stock, net                                      6,111,900
  Debt conversion fees                                                                                 (10,000)
                                                                     -----------    -----------    -----------
     Net cash provided by financing activities                           355,000      6,596,363        931,884
                                                                     -----------    -----------    -----------

      NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                                     (2,689,811)     2,614,982     (2,694,802)
Cash and cash equivalents - beginning of year                          4,367,986      1,753,004      4,447,806
                                                                     -----------    -----------    -----------
Cash and cash equivalents - end of year                               $1,678,175     $4,367,986     $1,753,004
                                                                     -----------    -----------    -----------
Non-cash investing and financing activities were as follows:
  Deemed dividend on preferred stock                                    $864,000     $1,132,000
  Issuance of common stock in lieu of preferred dividends                 73,692         34,580
  Inventories transferred to property and equipment,
     attributable to operating leases - net                              452,000         71,647       $163,317
  Issuance of common stock upon conversion of debt                                                   3,344,575

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 1999, 1998 and 1997

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP(r) enhanced external counterpulsation system ("EECP(r)"), a microprocessor-based medical device for the noninvasive, atraumatic treatment of patients with coronary artery disease. EECP(r) is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, substantially all of the Company's revenues have been generated from customers in the United States.

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

     Capitalized Cost in Excess of Fair Value of Net Assets Acquired
     The capitalized cost in excess of the fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over a period of seven years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by considering current operating results and comparing the carrying value to the anticipated undiscounted future cash flows of the related assets.

     Revenue Recognition
     The Company recognizes revenue from the sale of its EECP(r) system in the period in which the Company fulfills its obligations under the sale agreement, including delivery, installation and customer acceptance. The Company has also entered into lease agreements for its EECP(r) system that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases.

     Concentrations of Credit Risk
     The Company markets the EECP(r) system principally to hospitals, clinics and other cardiac health care providers. The Company performs credit evaluations of its customers' financial condition and does not require collateral. Receivables are generally due within 60-90 days. Credit losses relating to customers have historically been within management's expectations.

     Warranty Costs
     The Company provides for a warranty period on its EECP(r) system. The Company accounts for estimated warranty costs at the time the related revenue is earned. As the Company's experience with respect to the commercial use of the EECP(r) system is limited, revisions to the Company's warranty cost estimates may be necessary in the future.

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

     Net Loss Per Common Share
     Basic  earnings  (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares from stock options, warrants and convertible preferred stock are excluded in computing basic and diluted net loss per share as their effects would be antidilutive.

     Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note D, pro forma disclosure of the effect on net loss and net loss per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

        Statements of Cash Flows
        The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

NOTE B - PROPERTY AND EQUIPMENT

                                                                              May 31,
                                                                              -------
        Property and equipment is summarized as follows:                  1999       1998
                                                                          ----       ----
                Office, laboratory and other equipment                  $273,354   $261,964
                EECP(r) units under operating leases                     624,000    186,287
                Furniture and fixtures                                    81,232     81,232
                Leasehold improvements                                    95,610     89,760
                                                                       ---------   --------
                                                                       1,074,196    619,243
                Less accumulated depreciation and amortization          (502,828)  (266,341)
                                                                       ---------   --------
                                                                        $571,368   $352,902
                                                                       ---------   --------

NOTE C - STOCKHOLDERS' EQUITY AND WARRANTS
Fiscal 1997
     In June 1996, $3,725,000 in outstanding principal amount of 7% five-year Convertible Debentures (the "Notes") was converted into 3,725,000 shares of the Company's common stock. As a result of such conversion, accrued interest of $239,000 was also canceled in accordance with the terms of the Note agreement. The effect of this conversion was to increase stockholders' equity by $3,335,000, consisting of the debt conversion ($3,725,000) and accrued interest ($239,000), net of unamortized loan costs and conversion fees ($629,000).

Fiscal 1998
     On June 25, 1997, the Company issued 150,000 shares of newly created 5% Series B Cumulative Convertible Preferred Stock, $.01 par value, to one accredited investor pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $2,818,000. The convertible preferred stock had no voting rights and was convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.18 per share or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date, as defined in the Certificate of Designation of the convertible preferred stock. In addition, the investor was granted five-year warrants to purchase 405,405 shares of common stock at an exercise price of $2.18 per share. The Company recorded a deemed dividend of $857,000 in the first quarter of fiscal 1998, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase 150,000 shares of common stock at an exercise price of $2.18 per share. These warrants were fair valued at $123,000. During fiscal 1998, 99,250 shares of Series B preferred stock were converted into 1,160,064 shares of common stock.

     On April 30, 1998, the Company completed a second tranche of financing with the same accredited investor and issued 175,000 shares of newly created 5% Series C Cumulative Convertible Preferred Stock, $.01 par value, pursuant to Regulation D under the Securities Act of 1933 at a price of $20 per share, for net cash proceeds of $3,294,000. The convertible preferred stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) $2.08 per share or (ii) 85% of the average closing bid of the Company's common stock for the five (5) trading days immediately preceding the conversion date (the "Average Closing Price"), as defined in the Certificate of Designation of the convertible preferred stock. In addition, the investor was granted five-year warrants to purchase 413,712 shares of common stock at an exercise price of $2.08 per share. The Company has estimated the value of the deemed dividend, representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, to approximate $936,000. Such deemed dividend was recognized from the date of issuance through the date such preferred stock was first convertible (on or about August 15, 1998). Accordingly, the Company recognized a deemed dividend of $275,000 in the fourth quarter of fiscal 1998 and the $661,000 remaining deemed dividend in the first quarter of fiscal 1999. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase 175,000 shares of common stock at an exercise price of $2.08 per share. These warrants were fair valued at $135,000.

Fiscal 1999
        Based upon negotiations between the Company and the holder of the Series C preferred stock in December 1998 relating to the delayed effectiveness of a registration statement covering the underlying shares of common stock, the conversion price with respect to the Series C preferred stock has been reduced to the lower of (i) $2.00 per share or (ii) 81% of the Average Closing Price. The Company has estimated the incremental value of the deemed dividend, representing the additional discount resulting from the allocation of proceeds to the beneficial conversion feature, to approximate $203,000. Accordingly, the Company recognized this incremental deemed dividend in the second quarter of fiscal 1999. In fiscal 1999, the remaining balance of 50,750 shares of Series B preferred stock were converted into 975,882 shares of common stock. Subsequent to May 31, 1999, 28,000 shares of Series C preferred stock were converted into 477,912 shares of common stock.

Warrants
--------
        Warrant activity for the years ended May 31, 1997, 1998 and 1999 is summarized as follows:

                                               Non-employee
                                                 Directors       Employees       Consultants       Total       Price Range
                                               ------------      ---------       -----------       -----       -----------
Balance at June 1, 1996                          1,175,000       1,975,000        2,187,100       5,337,100     $.25 - $1.81
  Exercised                                              -         (25,000)        (827,890)       (852,890)    $.41 - $1.81
  Canceled/retired                                       -               -         (141,209)       (141,209)   $1.10 - $1.81
                                                 ---------       ---------        ---------       ---------    -------------
Balance at May 31, 1997                          1,175,000       1,950,000        1,218,001       4,343,001     $.25 - $1.50
  Issued                                                 -               -        1,144,117       1,144,117    $2.08 - $2.18
  Exercised                                        (50,000)        (30,000)        (483,406)       (563,406)    $.25 - $2.18
  Canceled/retired                                       -               -          (50,000)        (50,000)           $1.50
                                                 ---------       ---------        ---------       ---------    -------------
Balance at May 31, 1998                          1,125,000       1,920,000        1,828,712       4,873,712     $.38 - $2.18
  Exercised                                       (300,000)       (525,000)               -        (825,000)    $.38 -  $.45
  Canceled/retired                                (425,000)       (120,000)        (450,000)       (995,000)    $.91 - $1.50
                                                 ---------       ---------        ---------       ---------    -------------
Balance at May 31, 1999                            400,000       1,275,000        1,378,712       3,053,712     $.38 - $2.18
                                                 ---------       ---------        ---------       ---------    -------------
Number of shares exercisable                       400,000       1,275,000        1,378,712       3,053,712     $.38 - $2.18
                                                 ---------       ---------        ---------       ---------    -------------

 The weighted-average fair value of warrants granted during fiscal 1998 was $.80.

        The following table summarizes information about warrants outstanding and exercisable at May 31, 1999:

                                        Warrants Outstanding and Exercisable
                               ----------------------------------------------------
                                                      Weighted
                               Number Outstanding      Average         Weighted
                               and Exercisable at     Remaining         Average
                                 May 31, 1999      Contractual Life  Exercise Price
Range of Exercise Prices                                (yrs.)
-----------------------------------------------------------------------------------
$.38  -  $.45                      1,675,000             1.7             $.42
$.91                                 200,000             7.4             $.91
$1.44                                100,000             1.8            $1.44
$2.08  -  $2.18                    1,078,712             3.5            $2.13
                                ---------------------------------------------------
                                   3,053,712             2.7            $1.09
                                ---------------------------------------------------

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

1997 Stock Option Plan
----------------------
        In December 1997, the Company's stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for officers, directors, employees and consultants of the Company, for which the Company has reserved an aggregate of 1,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of the Board of Directors of the Company and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expires August 6, 2007.
     In September 1998, the Board of Directors granted stock options under the 1997 Plan to an employee to purchase 90,000 shares of common stock at an exercise price of $.75 per share (which represented the fair market value of the underlying common stock at the time of grant).
     In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the 1997 Plan by 1,000,000 shares to 2,800,000 shares. In addition, the Board of Directors granted stock options under the 1997 Plan to directors, officers, employees and a consultant to purchase an aggregate of 830,000 shares, 470,000 shares, 313,500 shares and 150,000 shares of common stock, respectively, at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant). The stock options granted to the consultant are contingent upon meeting certain performance criteria. Accordingly, the Company has not recorded any charge to operations in fiscal 1999 pertaining to such options granted to the consultant.
     In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. In addition, the Board of Directors granted stock options under the 1999 Plan to certain officers and employees to purchase an aggregate of 175,000 shares and 150,000 shares of common stock, respectively, at an exercise price of $1.69 per share, and to an employee to purchase 30,000 shares of common stock at an exercise price of $1.53 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). Subsequent to May 31, 1999, options and warrants to purchase 70,175 shares of common stock were exercised, aggregating $51,250 in proceeds to the Company.


        Activity under all the plans is summarized as follows:

                                                                         Outstanding Options
                                                  -------------------------------------------------------------
                               Shares Available     Number of Number of        Exercise        Weighted Average
                                  for Grant               Shares            Price per Share     Exercise Price
                               --------------------------------------------------------------------------------
Balance at June 1, 1996            1,722,582              102,418            $.78  -  $1.03            $.81
  Options granted                   (943,675)             943,675           $2.00  -  $3.44           $3.21
  Options canceled                    20,000              (20,000)                    $3.44           $3.44

                               --------------------------------------------------------------------------------
Balance at May 31, 1997              798,907            1,026,093            $.78  -  $3.44           $2.97
  Shares authorized                1,800,000                    -                         -               -
  Plans terminated                  (699,357)                   -                         -               -
  Options granted                 (1,054,050)           1,054,050           $1.77  -  $2.44           $1.91
  Options exercised                        -               (5,000)                    $1.03           $1.03
  Options canceled                    10,000              (15,000)          $1.91  -  $3.44           $2.42
                               --------------------------------------------------------------------------------
Balance at May 31, 1998              855,500            2,060,143            $.78  -  $3.44           $2.44
  Shares authorized                1,000,000
  Options granted                 (1,853,500)           1,853,500            $.75  -   $.88            $.87
  Options canceled                    38,500              (58,500)           $.88  -  $1.91           $1.36
                               --------------------------------------------------------------------------------
Balance at May 31, 1999               40,500            3,855,143            $.75  -  $3.44           $1.70
                               --------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding and exercisable at May 31, 1999:

                                          Options Outstanding                      Options Exercisable
                             -----------------------------------------------   --------------------------
                                                Weighted
                                Number           Average       Weighted           Number         Weighted
                             Outstanding at     Remaining       Average        Exercisable at    Average
                              May 31, 1999   Contractual Life Exercise Price    May 31, 1999   Exercise Price
Range of Exercise Prices                         (yrs.)
-------------------------------------------------------------------------------------------------------------
$.75   -   $.88                 1,918,918          6.8             $.87             907,418          $.87
$1.77  -  $2.44                 1,169,225          8.0            $1.93             477,225         $1.94
$3.44                             767,000          7.0            $3.44             523,000         $3.44
                              -------------------------------------------------------------------------------
                                3,855,143          7.2            $1.70           1,907,643         $1.84
                              -------------------------------------------------------------------------------

     As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock-based awards. Pursuant to APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required for awards granted as if the Company had accounted for its stock-based awards under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards was estimated using the Black-Scholes option valuation model. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

     Fiscal year ended May 31,          1999           1998          1997
     -------------------------          ----           ----          ----
     Expected life (years)                 5              5             5
     Expected volatility                 80%            85%           85%
     Risk-free interest rate            4.4%          5.68%         6.69%

        The following are the pro forma net loss and net loss per share amounts for fiscal 1999, 1998 and 1997, as if compensation expense for stock-based awards had been determined based on their estimated fair value at the date of grant:

                                        1999           1998           1997
                                        ----           ----           ----
     Pro forma net loss            $(5,534,569)   $(5,702,635)   $(5,607,637)
     Pro forma net loss per share        $(.11)         $(.12)         $(.12)

        The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 was $.58, $1.34 and $2.29, respectively. At May 31, 1999, there were approximately 17,000,000 remaining authorized shares of common stock after reserves for all stock option plans, stock warrants, convertible preferred stock and shareholders' rights.

NOTE E - REVENUE CONCENTRATIONS

     In March 1996, the Company entered into an exclusive agreement with a third party, whereby such third party would purchase, subject to credit approval, the EECP(r) system on a non-recourse basis and lease the system to the Company's customers. During fiscal 1998 and 1997, approximately 13% and 54%, respectively, of the Company's revenues were derived through such transactions. There were no revenues derived from such transactions during fiscal 1999.
     In fiscal 1999 and 1998, the Company had sales to one customer in each period, accounting for 21% and 10% of the Company's revenues, respectively. In fiscal 1997, the Company had sales to two customers, aggregating 43% of the Company's revenues.

NOTE F - INCOME TAXES

        Deferred tax assets or liabilities are computed based on the impact of "temporary differences" between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

                                                                  May 31,
                                                        ---------------------------
                                                            1999           1998
                                                            ----           ----
   Deferred tax assets
        Net operating loss and other carryforwards      $11,913,000     $10,908,000
        Accrued compensation                                 92,000         120,000
        Other                                               247,000         268,000
                                                        -----------     -----------
                Total gross deferred tax assets          12,252,000      11,296,000
        Valuation allowance                             (12,252,000)    (11,296,000)
                                                        -----------     -----------
                                                        $         -     $         -
                                                        -----------     -----------

        Management has established a valuation allowance for the full amount of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income.
        At May 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $33,000,000, expiring at various dates from 2003 through 2019.

NOTE G - COMMITMENTS AND CONTINGENCIES

Employment Agreements
        The Company maintains employment agreements with its executive officers, expiring at various dates through January 2002. Such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.
        Approximate aggregate minimum annual compensation obligations under active employment agreements at May 31, 1999, are summarized as follows:

                       Fiscal Year             Amount
                       -----------             ------
                         2000                 $569,000
                         2001                  391,000
                         2002                   93,000
                                            ----------
                                            $1,053,000
                                            ----------

Leases
        The Company occupies office and warehouse space under a noncancelable operating lease which expires on October 31, 2000. Rent expense was $125,000, $121,000 and $118,000 in fiscal 1999, 1998 and 1997, respectively.
        Approximate aggregate minimum annual obligations under this lease agreement and other equipment leasing agreements at May 31, 1999 are summarized as follows:

                       Fiscal Year             Amount
                       -----------             ------
                          2000                159,000
                          2001                 81,000
                          2002                 10,000
                          2003                  8,000
                                             --------
                                             $258,000
                                             --------

SEC Investigation
     In February 1995, the Company received a subpoena duces tecum from the broker-dealer branch of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible registration and reporting violations. In July 1999, the Company was notified that the investigation was terminated and that no enforcement action was recommended to the SEC.

     Litigation In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(r) systems. The complaint sought damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denied the existence of any agreement, and contended that the complaint was frivolous and without merit. The Company also asserted substantial counterclaims. In August 1999, the motion for summary judgment to dismiss the complaint in its entirety was granted. The time to appeal the dismissal has not yet expired.
     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore, management believes that the damages sought under the complaint are fully covered by insurance. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is frivolous and without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

401(k) Plan
     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. No Company contributions were made for the fiscal years ended May 31, 1999, 1998 and 1997.

Agreement with VAMED
     In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED") (formerly Foshan Analytical Instrument Factory), a Chinese company, for the contract manufacture of its current EECP(r) system, subject to certain performance standards, as defined. At May 31, 1999, the Company had outstanding purchase commitments of $168,000. The Company believes that VAMED will be able to meet the Company's needs for EECP(r) systems.

                                 EXHIBIT INDEX

Exhibit No.

(10)            1999 Stock Option Plan

(23)            Consent of Grant Thornton LLP

(27)            Financial Data Schedule