Form 10-Q
period 1999-08-31
VASOMEDICAL INC
filed 1999-10-05
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1999

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                          (516) 997-4600
                                                       --------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 1, 1999                       51,001,285
                                                          ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                        Vasomedical, Inc. and Subsidiary



                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                         Page
                                                                            ----
          Consolidated Condensed Balance Sheets as of
               August 31, 1999 and May 31, 1999 (Unaudited)                   3

          Consolidated Condensed Statements of Operations for
               the Three Months Ended
               August 31, 1999 and 1998 (Unaudited)                           4

          Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Three Months Ended
               August 31, 1999 (Unaudited)                                    5

          Consolidated Condensed Statements of Cash Flows for the
               Three Months Ended August 31, 1999 and 1998 (Unaudited)        6


          Notes to Consolidated Condensed Financial Statements                7

     Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

PART II - OTHER INFORMATION                                                  11

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                August 31,            May 31,
                                                                   1999                1999
                                                                   ----                ----
          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $2,014,473          $1,678,175
     Accounts receivable                                         1,672,362           1,585,432
     Inventories                                                   598,198             594,093
     Other current assets                                          128,520             177,713
                                                                ----------          ----------
         Total current assets                                    4,413,553           4,035,413

PROPERTY AND EQUIPMENT, net                                        486,222             571,368
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             515,003             568,277
OTHER ASSETS                                                        23,114              23,114
                                                                ----------          ----------
                                                                $5,437,892          $5,198,172
                                                                ----------          ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $580,213            $705,640
     Accrued warranty and customer support expenses                417,000             382,000
     Accrued professional fees                                     180,466             271,438
     Accrued commissions                                           358,670             307,951
     Dividends payable                                             199,466             193,610
                                                                ----------          ----------
         Total current liabilities                               1,735,815           1,860,639

ACCRUED WARRANTY COSTS                                              99,000             114,000
OTHER LONG-TERM LIABILITIES                                         38,000              70,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000
       shares authorized; 147,000 and 175,000 shares at
       August 31, 1999 and May 31, 1999, respectively,
       issued and outstanding (liquidation preference of
       $2,940,000 and $3,500,000 at August 31, 1999 and
       May 31, 1999, respectively)                                   1,470               1,750
     Common stock, $.001 par value; 110,000,000 shares
       authorized; 50,978,538 and 50,402,687 shares
       at August 31, 1999 and May 31, 1999, respectively,
       issued and outstanding                                       50,979              50,403
     Additional paid-in capital                                 37,891,045          37,749,483
     Accumulated deficit                                       (34,378,417)        (34,648,103)
                                                                ----------          ----------
         Total stockholders' equity                              3,565,077           3,153,533
                                                                ----------          ----------
                                                                $5,437,892          $5,198,172
                                                                ----------          ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three months ended
                                                                   ------------------
                                                                      August 31,
                                                                      ----------
                                                                  1999            1998
                                                                  ----            ----
Revenues
 Equipment sales                                               $2,890,180     $   350,000
 Equipment rentals and services                                   129,300          78,100
                                                               ----------     -----------
                                                                3,019,480         428,100
                                                               ----------     -----------
Costs and expenses
 Cost of sales and services                                       612,270         330,368
 Selling, general and administrative                            1,742,316       1,270,664
 Research and development                                         253,148         189,664
 Depreciation and amortization                                    121,607          93,083
 Interest and financing costs                                       2,012           5,209
 Interest and other income - net                                 (20,022)        (52,214)
                                                               ----------     -----------
                                                                2,711,331       1,836,774
                                                               ----------     -----------
 NET EARNINGS (LOSS)                                              308,149      (1,408,674)

       Deemed dividend on preferred stock                               -        (661,000)
       Preferred stock dividend requirement                      (38,463)         (54,756)
                                                               ----------     -----------
 EARNINGS (LOSS) APPLICABLE TO
    COMMON STOCK                                                 $269,686     $(2,124,430)
                                                               ----------     -----------
Earnings (loss) per common share (basic and diluted)                 $.01           $(.04)
                                                                     ----           -----
Weighted average common shares outstanding
   Basic                                                       50,850,526      48,659,766
                                                               ----------     -----------
   Diluted                                                     56,216,368      48,659,766
                                                               ----------     -----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                  Total
                                                                  Additional        Accum-        stock-
                          Preferred Stock        Common stock       paid-in         ulated        holders'
                          Shares   Amount     Shares      Amount    capital         deficit       equity
                          ------   ------     ------      ------    -------         -------       ------
Balance at June 1, 1999   175,000  $1,750   50,402,687   $50,403   $37,749,483   $(34,648,103)  $3,153,533
Conversion of preferred
 stock                    (28,000)   (280)     477,912       478          (198)                          -
Preferred stock dividend
 requirement                                                                          (38,463)     (38,463)
Common stock issued in
 lieu of preferred stock
 dividends                                      27,764        28        32,580                      32,608
Exercise of options and
 warrants                                       70,175        70        51,180                      51,250
Stock options granted for
 services                                                               58,000                      58,000
Net earnings                                                                          308,149      308,149
                          -------  ------   ----------   -------   -----------   ------------   ----------
Balance at August 31,
 1999                     147,000  $1,470   50,978,538   $50,979   $37,891,045   $(34,378,417)  $3,565,077
                          -------  ------   ----------   -------   -----------   ------------   ----------




The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Three months ended August 31,
                                                               -----------------------------
                                                                   1999         1998
                                                                   ----         ----
Cash flows from operating activities
  Net earnings (loss)                                          $  308,149    $(1,408,674)
                                                               ----------    -----------
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities
      Depreciation and amortization                               121,607         93,083
      Stock options granted for services                           58,000              -
      Changes in operating assets and liabilities
        Accounts receivable                                       (86,930)       741,413
        Inventories                                                29,676       (139,749)
        Other current assets                                       49,193       (144,340)
        Other assets                                                    -            402
        Accounts payable, accrued expenses and other
         current liabilities                                     (130,680)      (392,178)
        Other liabilities                                         (47,000)        42,500
                                                               ----------    -----------
                                                                   (6,134)       201,131
                                                               ----------    -----------
     Net cash provided by (used in) operating activities          302,015     (1,207,543)
                                                               ----------    -----------
Cash flows from investing activities
  Purchase of property and equipment                              (16,967)        (8,796)
                                                               ----------    -----------
     Net cash used in investing activities                        (16,967)        (8,796)
                                                               ----------    -----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants                   51,250              -
                                                               ----------    -----------
     Net cash provided by financing activities                     51,250              -
                                                               ----------    -----------
      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                                 336,298     (1,216,339)
Cash and cash equivalents - beginning of period                 1,678,175      4,367,986
                                                               ----------    -----------
Cash and cash equivalents - end of period                      $2,014,473     $3,151,647
                                                               ----------    -----------


Non-cash investing and financing activities were as follows:
Deemed dividend on preferred stock                                              $661,000
Issuance of common stock in lieu of preferred dividends           $32,608          9,246
Inventories transferred to (from) property and equipment,
   attributable to operating leases - net                         (57,334)       160,000



The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1999
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
     The consolidated condensed balance sheet as of August 31, 1999 and the related consolidated condensed statements of operations for the three-month periods ended August 31, 1999 and 1998, changes in stockholders' equity for the three-month period ended August 31, 1999 and cash flows for the three-month periods ended August 31, 1999 and 1998 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 1999 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1999. Results of operations for the periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - STOCKHOLDERS' EQUITY
     In January 1999, the Company's Board of Directors granted stock options under the 1997 Plan to a consultant to purchase 150,000 shares of common stock at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant) contingent upon meeting certain performance criteria. The stock options were fair-valued at $87,000. The Company recorded a charge to operations of $58,000 in June 1999, commensurate with the partial satisfaction of the performance criteria defined therein.
     In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. In addition, the Board of Directors granted stock options under its 1997 and 1999 Plans to certain officers and employees to purchase an aggregate of 175,000 shares and 150,000 shares of common stock, respectively, at an exercise price of $1.69 per share, and to an employee to purchase 30,000 shares of common stock at an exercise price of $1.53 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).
     In the first quarter of fiscal 2000, 28,000 shares of preferred stock were converted into 477,912 shares of common stock. In addition, options and warrants to purchase 70,175 shares of common stock were exercised, aggregating $51,250 in proceeds to the Company.

NOTE C - EARNINGS PER COMMON SHARE
     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period. Potential common shares were excluded from the diluted calculation for the three months ended August 31, 1998, as their effects were anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 1999:

Numerator:
   Basic earnings per share                      $269,686
      Preferred stock dividends                    38,463
                                                 --------
   Diluted earnings per share                    $308,149
                                                 --------

                        Vasomedical, Inc. and Subsidiary

                                 August 31, 1999
                                   (unaudited)

NOTE C - EARNINGS PER COMMON SHARE (continued)

Denominator:
   Basic weighted average shares                                50,850,526
     Stock options                                                 853,100
     Warrants                                                    1,300,926
     Convertible preferred stock                                 3,211,806
                                                                ----------
   Diluted weighted average shares                              56,216,368
                                                                ----------
Basic and diluted earnings per share                                  $.01
                                                                      ----

NOTE D - COMMITMENTS AND CONTINGENCIES
Employment Agreements
---------------------
     Approximate aggregate minimum annual compensation obligations under active employment agreements at August 31, 1999 are summarized as follows:

          Twelve months ended August 31,       Amount
          ------------------------------       ------
                              2000            $569,000
                              2001             283,000
                              2002              58,000
                                              --------
                                              $910,000
                                              --------

Litigation
----------
     In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP systems. The complaint sought damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denied the existence of any agreement, and contended that the complaint was frivolous and without merit. The Company also asserted substantial counterclaims. In August 1999, the motion for summary judgment to dismiss the complaint in its entirety was granted. It is expected that this decision will be appealed.
     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore, management believes that the damages sought under the complaint are fully covered by insurance. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is frivolous and without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

Agreement with VAMED
--------------------
     In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP system, subject to certain performance standards, as defined. At August 31, 1999, the Company had outstanding purchase commitments of $486,000. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Results of Operations
---------------------
Three Months Ended August 31, 1999 and 1998
-------------------------------------------
     The Company generated revenues from the sale and lease of EECP systems of $3,019,000 and $428,000 for the three-month periods ended August 31, 1999 and 1998, respectively. The Company generated earnings of $308,000 (before deducting $38,000 in preferred stock dividend requirements) for the three months ended August 31, 1999. For the comparable prior-year period, the Company incurred a net loss of $1,409,000 (before deducting $661,000 in deemed dividends on preferred stock, which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $55, 000 in preferred stock dividend requirements, in connection with the Company's April 1998 and June 1997 financings).
     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP ("MUST-EECP") was published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meeting in November 1998, at the American College of Cardiology (ACC) annual meeting in March 1999 and subsequent scientific meetings. Management expects these events to provide a strong foundation for accelerated growth in fiscal 2000, if Medicare contractors establish appropriate payment levels that take into account the value of the resources health care providers must deploy to deliver EECP therapy.
     Revenues for fiscal 1999, particularly for the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The Company expects, especially as a result of HCFA's recent coverage decision and effective payment date of July 1, 1999, that the conversion of several placements made in the past under rental or fee-for-use arrangements to financed leases or outright sales will continue in the second quarter of fiscal 2000, although there can be no assurance that this will occur.
     Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross margin realized during the current period may not be indicative of future margins.
     Selling, general and administrative (SGA) expenses for the three months ended August 31, 1999 and 1998 were approximately $1,742,000 and $1,271,000, respectively. The $471,000 increase in SGA expenses for the comparable fiscal year resulted primarily from an increase in sales and marketing personnel, commissions and other selling expenses related to increased revenues.
     Research and development (R&D) expenses in the three months ended August 31, 1999 increased by $63,000 from the comparable prior-year period. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study, the expansion of the International EECP Patient Registry at the University of Pittsburgh, the development of an upgraded model of the EECP system, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, are expected to further affect operating results in fiscal 2000.

Liquidity and Capital Resources
-------------------------------
     The Company has financed its fiscal 2000 operations primarily from internally generated proceeds. For the past two fiscal years, the Company's operations were primarily funded from the proceeds of equity financings in fiscal 1998 (described below). At August 31, 1999, the Company had a cash balance of $2,014,000 and working capital of $2,678,000, compared to a cash balance of $1,678,000 and working capital of $2,175,000 at May 31, 1999. The Company's operating activities provided (used) cash of $302,000 and $(1,208,000) for the three months ended August 31, 1999 and 1998, respectively. Net cash provided during the three months ended August 31, 1999 consisted primarily of earnings from operations, decreases in inventories and other current assets, offset by increases in accounts receivable and decreases in accounts payable and accrued expenses.

     Investing activities used net cash of $17,000 and $9,000 during the three months ended August 31, 1999 and 1998, respectively. The principal uses were for the purchase of property and equipment. At August 31, 1999, the Company did not have any material commitments for capital expenditures.
     Financing activities provided cash of $51,000 during the three months ended August 31, 1999. Financing activities during fiscal 2000 consisted primarily of cash proceeds from the exercise of Company common stock warrants by officers and directors.
     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. By February 1999, all of the Series B preferred stock (150,000 shares) had been converted into 2,135,946 shares of the Company's common stock. As of August 31, 1999, 28,000 shares of Series C preferred stock, representing 16% of the total outstanding, were converted into approximately 478,000 shares of the Company's common stock.
     Management believes that its working capital position at August 31, 1999, along with the ongoing commercialization of the EECP system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months.

Impact of the Year 2000 on Information Systems
     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
     The Company's sole product is not expected to be affected by Year 2000 as it does not rely on date-sensitive software or affected hardware. The Company's current accounting and other systems were purchased "off-the-shelf". The Company has or intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable costs.
     The Company has inquired of its major suppliers about their progress in identifying and addressing problems related to the Year 2000. Certain of the Company's major suppliers have informed the Company that they do not anticipate problems in their business operations due to Year 2000 compliance issues. The Company is unable to determine the extent to which Year 2000 issues will affect its other suppliers or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given that all of the Company's major suppliers' systems will be Year 2000 compliant, the Company believes that the risk is not significant.


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

Date:  October 5, 1999