Form 10-Q
period 1999-11-30
VASOMEDICAL INC
filed 2000-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1999

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600
                                                      --------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 10, 2000                    51,590,385
                                                        ----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                        Vasomedical, Inc. and Subsidiary



                                     INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:                                         Page
                                                                            ----
            Consolidated Condensed Balance Sheets as of
                  November 30, 1999 and May 31, 1999 (Unaudited)               3

            Consolidated Condensed Statements of Operations for
                  the Six and Three Months Ended
                  November 30, 1999 and 1998 (Unaudited)                       4

            Consolidated Condensed Statement of Changes in Stockholders'
                  Equity for the Period from June 1, 1999 to
                  November 30, 1999 (Unaudited)                                5

            Consolidated Condensed Statements of Cash Flows for the
                  Six Months Ended November 30, 1999 and 1998 (Unaudited)      6


            Notes to Consolidated Condensed Financial Statements               7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

PART II - OTHER INFORMATION                                                   12

                        Vasomedical, Inc. and Subsidiary

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                     November 30,    May 31,
                                                                         1999         1999
                                                                      ----------   ----------
                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $1,498,746   $1,678,175
     Accounts receivable                                               2,604,482    1,585,432
     Inventories                                                         419,485      594,093
     Other current assets                                                163,270      177,713
                                                                      ----------   ----------
            Total current assets                                       4,685,983    4,035,413

PROPERTY AND EQUIPMENT, net                                              466,567      571,368
CAPITALIZED COST IN EXCESS OF FAIR
 VALUE OF NET ASSETS ACQUIRED, net                                       461,728      568,277
OTHER ASSETS                                                               1,038       23,114
                                                                      ----------   ----------
                                                                      $5,615,316   $5,198,172
                                                                      ----------   ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $677,100     $705,640
     Accrued warranty and customer support expenses                      434,000      382,000
     Accrued professional fees                                           172,492      271,438
     Accrued commissions                                                 311,455      307,951
     Dividends payable                                                   216,892      193,610
                                                                      ----------   ----------
            Total current liabilities                                  1,811,939    1,860,639

ACCRUED WARRANTY COSTS                                                   134,000      114,000
OTHER LONG-TERM LIABILITIES                                               32,000       70,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000
      shares authorized; 135,000 and 175,000 shares at November
      30, 1999 and May  31,  1999,  respectively,  issued  and
      outstanding  (liquidation preference of $2,700,000  and
      $3,500,000 at November 30, 1999 and May 31, 1999,
      respectively)                                                        1,350        1,750
     Common stock, $.001 par value; 110,000,000 shares authorized;
      51,296,585 and  50,402,687  shares  at  November  30,  1999
      and  May  31,  1999, respectively, issued and outstanding           51,297       50,403
        Additional paid-in capital                                    37,909,201   37,749,483
        Accumulated deficit                                          (34,324,471) (34,648,103)
                                                                      ----------   ----------
                Total stockholders' equity                             3,637,377    3,153,533
                                                                      ----------   ----------
                                                                      $5,615,316   $5,198,172
                                                                      ----------   ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                Six months ended                   Three months ended
                                                ----------------                   ------------------
                                                  November 30,                        November 30,
                                                  ------------                        ------------
                                               1999            1998              1999             1998
                                               ----            ----              ----             ----
Revenues
 Equipment sales                            $5,669,175        $550,000        $2,778,995        $200,000
 Equipment rentals and services                306,400         242,100           177,100         164,000
                                           -----------      ----------        ----------      ----------
                                             5,975,575         792,100         2,956,095         364,000
                                           -----------      ----------        ----------      ----------
Costs and expenses
 Cost of sales and services                  1,369,287         573,790           757,017         243,422
 Selling, general and administrative         3,348,738       2,648,276         1,606,422       1,377,612
 Research and development                      646,852         339,763           393,704         150,099
 Depreciation and amortization                 250,708         201,709           129,101         108,626
 Interest and financing costs                    3,562           7,337             1,550           2,128
 Interest and other income - net               (41,447)        (84,065)          (21,425)        (31,851)
                                           -----------      ----------        ----------      ----------
                                             5,577,700       3,686,810        2,866,369       1,850,036
                                           -----------      ----------        ----------      ----------
 NET EARNINGS (LOSS)                           397,875      (2,894,710)          89,726      (1,486,036)

   Deemed dividend on preferred stock             -           (864,000)            -           (203,000)
   Preferred stock dividend requirement        (74,243)       (108,071)         (35,780)        (53,315)
                                           -----------      ----------        ----------      ----------
 EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                                $323,632     $(3,866,781)          $53,946     $(1,742,351)
                                           -----------      ----------        ----------      ----------
Earnings (loss) per common
 share (basic and diluted)                        $.01           $(.08)             $.00           $(.04)
                                           -----------      ----------        ----------      ----------
Weighted average common shares
 outstanding
  Basic                                     50,971,701      48,730,338        51,092,875      48,800,910
                                           -----------      ----------        ----------      ----------
  Diluted                                   55,848,051      48,730,338        55,488,074      48,800,910
                                           -----------      ----------        ----------      ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                                           Total
                                                                                          Additional       Accum-          stock-
                                        Preferred Stock            Common stock            paid-in         ulated          holders'
                                       Shares      Amount       Shares        Amount       capital         deficit         equity
                                       ------      ------       ------        ------      ----------       -------         -------
Balance at June 1, 1999                175,000     $1,750      50,402,687     $50,403    $37,749,483    $(34,648,103)    $3,153,533
Conversion of preferred stock          (40,000)      (400)        773,338         774           (374)                          -
Preferred stock dividend requirement                                                                         (74,243)       (74,243)
Common stock issued in lieu of
   preferred stock dividends                                       50,385          50         50,912                         50,962
Exercise of options and warrants                                   70,175          70         51,180                         51,250
Stock options granted for services                                                            58,000                         58,000
Net earnings                                                                                                 397,875        397,875
                                       -------     ------      ----------     -------    -----------    ------------     ----------
Balance at November 30, 1999           135,000     $1,350      51,296,585     $51,297    $37,909,201    $(34,324,471)    $3,637,377
                                       -------     ------      ----------     -------    -----------    ------------     ----------

The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Six months ended November 30,
                                                                    -----------------------------
                                                                         1999           1998
                                                                         ----           ----
Cash flows from operating activities
 Net earnings (loss)                                                    $397,875    $(2,894,710)
                                                                      ----------    -----------
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating activities
   Depreciation and amortization                                         250,708        201,709
   Stock options granted for services                                     58,000
   Changes in operating assets and liabilities
    Accounts receivable                                               (1,019,050)       558,296
    Inventories                                                          166,164       (511,353)
    Other current assets                                                  14,443         64,247
    Other assets                                                          22,076            402
    Accounts payable, accrued expenses and other current liabilities     (71,982)      (146,280)
    Other liabilities                                                    (18,000)      (106,500)
                                                                      ----------    -----------
                                                                        (597,641)        60,521
                                                                      ----------    -----------
   Net cash used in operating activities                                (199,766)    (2,834,189)
                                                                      ----------    -----------
Cash flows from investing activities
 Purchase of property and equipment                                      (30,913)       (24,795)
                                                                      ----------    -----------
  Net cash used in investing activities                                  (30,913)       (24,795)
                                                                      ----------    -----------
Cash flows from financing activities
 Proceeds from exercise of options and warrants                           51,250           -
                                                                      ----------    -----------
  Net cash provided by financing activities                               51,250           -
                                                                      ----------    -----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                             (179,429)    (2,858,984)
Cash and cash equivalents - beginning of period                        1,678,175      4,367,986
                                                                      ----------    -----------
Cash and cash equivalents - end of period                             $1,498,746     $1,509,002
                                                                      ----------    -----------


Non-cash investing and financing activities were as follows:
Deemed dividend on preferred stock                                                     $864,000
Issuance of common stock in lieu of preferred dividends                  $50,962         19,911
Inventories transferred to (from) property and equipment,
 attributable to operating leases - net                                    8,444        224,000

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               November 30, 1999
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION
        The consolidated condensed balance sheet as of November 30, 1999 and the related consolidated condensed statements of operations for the six- and three-month periods ended November 30, 1999 and 1998, changes in stockholders' equity for the six-month period ended November 30, 1999 and cash flows for the six-month periods ended November 30, 1999 and 1998 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 1999 and for all periods presented have been made.
        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1999. Results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - STOCKHOLDERS' EQUITY
        In January 1999, the Company's Board of Directors granted stock options under the 1997 Plan to a consultant to purchase 150,000 shares of common stock at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant) contingent upon meeting certain performance criteria. The stock options were fair-valued at $87,000. The Company recorded a charge to operations of $58,000 in June 1999, commensurate with the partial satisfaction of the performance criteria defined therein.
        In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. In addition, the Board of Directors granted stock options under its 1997 and 1999 Plans to certain officers and employees to purchase an aggregate of 175,000 shares and 150,000 shares of common stock, respectively, at an exercise price of $1.69 per share, and to an employee to purchase 30,000 shares of common stock at an exercise price of $1.53 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).
        In the first quarter of fiscal 2000, 28,000 shares of preferred stock were converted into 477,912 shares of common stock. In addition, options and warrants to purchase 70,175 shares of common stock were exercised, aggregating $51,250 in proceeds to the Company.
        In the second quarter of fiscal 2000, 12,000 shares of preferred stock were converted into 295,426 shares of common stock.
        In January 2000, the Board of Directors granted stock options under the 1999 Plan to its newly appointed President and CEO and another officer to purchase an aggregate of 660,000 shares of common stock at an exercise price of $1.21 per share (which represented the fair market value of the underlying common stock at the time of the respective grants), subject to certain vesting provisions as defined in the agreements.

NOTE C - EARNINGS PER COMMON SHARE
        Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period. Potential common shares were excluded from the diluted calculation for the six and three months ended November 30, 1998, as their effects were anti-dilutive.

                        Vasomedical, Inc. and Subsidiary

                               November 30, 1999
                                  (unaudited)

NOTE C - EARNINGS PER COMMON SHARE (continued)
        The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended November 30, 1999:

                                                       Six months ended  Three months ended
                                                       November 30, 1999 November 30, 1999
                                                       ----------------- ------------------
Numerator:
 Basic earnings                                             $323,632        $53,946
  Preferred stock dividends                                   74,243         35,780
                                                          ----------     ----------
 Diluted earnings                                           $397,875        $89,726
                                                          ----------     ----------
Denominator:
 Basic - weighted average shares                          50,971,701     51,092,875
         Stock options                                       621,009        388,907
         Warrants                                          1,178,631      1,056,337
         Convertible preferred stock                       3,076,710      2,949,955
                                                          ----------     ----------
 Diluted - weighted average shares                        55,848,051     55,488,074
                                                          ----------     ----------
Basic and diluted earnings per share                           $0.01          $0.00
                                                               -----          -----

NOTE D - COMMITMENTS AND CONTINGENCIES
Employment Agreements
---------------------
        In January 2000, the Board of Directors appointed a new President and CEO and approved a one-year employment agreement for annual compensation of $180,000. Such employment agreement provides, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination or upon any other termination of such employment in breach of the agreement, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.
        Approximate aggregate minimum annual compensation obligations under active employment agreements at November 30, 1999 (reflecting January 2000 revisions) are summarized as follows:

                     Twelve months ended November 30,        Amount
                     --------------------------------        ------
                                   2000                     $590,000
                                   2001                      178,000
                                   2002                       23,000
                                                            --------
                                                            $791,000
                                                            --------

Litigation
----------
     In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP systems. The complaint sought damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denied the existence of any agreement, and contended that the complaint was frivolous and without merit. The Company also asserted substantial counterclaims. In August 1999, a motion for summary judgment to dismiss the complaint in its entirety was granted. This decision has been appealed.

                        Vasomedical, Inc. and Subsidiary

                               November 30, 1999
                                  (unaudited)

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

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

Agreement with VAMED
--------------------
        In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP system, subject to certain performance standards, as defined. At November 30, 1999, the Company had outstanding purchase commitments of $486,000. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Results of Operations
---------------------
Six and Three Months Ended November 30, 1999 and 1998
-----------------------------------------------------
     The Company generated revenues from the sale and lease of EECP systems of $5,976,000 and $792,000 for the six-month periods ended November 30, 1999 and 1998, respectively, and $2,956,000 and $364,000 for the three-month periods ended November 30, 1999 and 1998, respectively. The Company generated earnings of $398,000 and $90,000 (before deducting $74,000 and $36,000 in preferred stock dividend requirements) for the six and three months ended November 30, 1999. For the comparable prior-year periods, the Company incurred net losses of $2,895,000 and $1,486,000 (before deducting $864,000 and $203,000, respectively, in deemed dividends on preferred stock, which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $108,000 and $53,000, respectively, in preferred stock dividend requirements, in connection with the Company's April 1998 and June 1997 financings).
     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP ("MUST-EECP") were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meetings in November 1999 and 1998, at the American College of Cardiology (ACC) annual meeting in March 1999 and other scientific meetings.
     Revenue growth for the second quarter of fiscal 2000 was, however, hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. The Company estimates the standard national charge to approximate $130 per session of EECP therapy, which may be adjusted by certain geographic indices. This would result in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code will allow EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors will no longer have the responsibility of establishing reimbursement rates. Management expects the aforementioned events to provide a strong foundation for accelerated growth in fiscal 2000.
     Revenues for fiscal 1999, particularly for the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The Company expects, especially as a result of HCFA's recent establishment of a standard reimbursement rate for Medicare beneficiaries effective January 1, 2000, that placements made in the past under rental or fee-for-use arrangements will continue to convert to financed leases or outright sales in fiscal 2000, although there can be no assurance that this will occur.
     Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross margin realized during the current period may not be indicative of future margins.
     Selling, general and administrative (SGA) expenses for the six months ended November 30, 1999 and 1998 were approximately $3,349,000 and $2,648,000, respectively, and $1,606,000 and $1,378,000, respectively, for the three months ended November 30, 1999 and 1998. The increases in SGA expenses of $701,000 and $228,000 from the comparable prior-year fiscal periods resulted primarily from increases in sales and marketing personnel, commissions and other selling expenses related to increased revenues.

        Research and development (R&D) expenses in the six and three months ended November 30, 1999 increased by $307,000 and $244,000 from the comparable prior-year periods. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study, the expansion of the International EECP Patient Registry at the University of Pittsburgh, the development of an upgraded model of the EECP system, and the ongoing feasibility study in congestive heart failure, all of which, to varying degrees, are expected to further affect operating results in fiscal 2000.

Liquidity and Capital Resources
-------------------------------
     The Company has financed its fiscal 2000 operations primarily from working capital and operating results. For the past two fiscal years, the Company's operations were primarily funded from the proceeds of equity financings in fiscal 1998 (described below). At November 30, 1999, the Company had a cash balance of $1,499,000 and working capital of $2,874,000, compared to a cash balance of $1,678,000 and working capital of $2,175,000 at May 31, 1999. The Company's operating activities used cash of $200,000 and $2,834,000 for the six months ended November 30, 1999 and 1998, respectively. Net cash used during the six months ended November 30, 1999 consisted primarily of earnings from operations, decreases in inventories and other current assets, offset by increases in accounts receivable and decreases in accounts payable and accrued expenses.
     Investing activities used net cash of $31,000 and $25,000 during the six months ended November 30, 1999 and 1998, respectively. The principal uses were for the purchase of property and equipment. At November 30, 1999, the Company did not have any material commitments for capital expenditures.
     Financing activities provided cash of $51,000 during the six months ended November 30, 1999. Financing activities during fiscal 2000 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers and directors.
     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and 5% Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock have been, and are expected to be, paid in shares of the Company's common stock. By February 1999, all of the Series B preferred stock (150,000 shares) had been converted into 2,135,946 shares of the Company's common stock. As of November 30, 1999, 40,000 shares of Series C preferred stock, representing 23% of the total outstanding, were converted into approximately 773,000 shares of the Company's common stock.
     Management believes that its working capital position at November 30, 1999, along with the ongoing commercialization of the EECP system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months.


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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The  registrant  held its Annual Meeting of  Stockholders  on October 6,
1999.
     B. Not applicable.
     C. Three directors were elected at the Annual Meeting to serve in Class I until the Annual Meeting of Stockholders for fiscal 2002. They are E. Donald Shapiro, Anthony Viscusi and Zhen-sheng Zheng. The minimum number of votes cast in favor of their elections was 36,308,338.

     The other matter voted upon was the ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 2000. The votes cast are as follows: Votes For:
36,253,028; Votes Against: 144,830; Votes Abstained: 76,535

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits:
          No. 10 Employment Agreement dated January 6, 2000 between the Registrant and D. Michael Deignan
          No.  27 Financial Data Schedule

        Reports on Form 8-K:
               None

        In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VASOMEDICAL, INC.

                              By:     /s/ D. Michael Deignan
                                      ------------------------------------------
                                      D. Michael Deignan
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)

                                      /s/ Joseph A. Giacalone
                                      ------------------------------------------
                                      Joseph A. Giacalone
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

Date:  January 13, 2000