Form 10-Q
period 2000-02-29
VASOMEDICAL INC
filed 2000-04-04
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2000

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600
                                                      --------------
Number of Shares Outstanding of Common Stock,
$.001 Par Value, at March 27, 2000                     55,857,761
                                                       ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                        Vasomedical, Inc. and Subsidiary

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:                                           Page
                                                                            ----
        Consolidated Condensed Balance Sheets as of

            February 29, 2000 and May 31, 1999 (Unaudited)                     3

        Consolidated Condensed Statements of Operations for the Nine and Three Months Ended

            February 29, 2000 and February 28, 1999 (Unaudited)                4

        Consolidated  Condensed  Statement of Changes in Stockholders'
            Equity for the Period from June 1, 1999 to February 29,
            2000 (Unaudited)                                                   5

        Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended February 29, 2000 and
            February 28, 1999 (Unaudited)                                      6


        Notes to Consolidated Condensed Financial Statements                   7

   Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

PART II - OTHER INFORMATION                                                   12

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                February 29,          May 31,
                                                                    2000               1999
                                                                    ----               ----
         ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                    $738,983          $1,678,175
     Accounts receivable                                         3,556,087           1,585,432
     Inventories                                                   588,375             594,093
     Other current assets                                          327,841             177,713
                                                                ----------          ----------
         Total current assets                                    5,211,286           4,035,413

PROPERTY AND EQUIPMENT, net                                        498,006             571,368
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net                             408,455             568,277
OTHER ASSETS                                                         1,038              23,114
                                                                ----------          ----------
                                                                $6,118,785          $5,198,172
                                                                ----------          ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $697,513            $705,640
     Accrued warranty and customer support expenses                357,083             382,000
     Accrued professional fees                                     161,090             271,438
     Accrued commissions                                           337,768             307,951
     Dividends payable                                                                 193,610
                                                                ----------          ----------
         Total current liabilities                               1,553,454           1,860,639

ACCRUED WARRANTY COSTS                                             232,317             114,000
OTHER LONG-TERM LIABILITIES                                         24,000              70,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred  stock,  $.01 par value;  1,000,000  shares
       authorized;  175,000 shares at May 31, 1999, issued
       and outstanding (liquidation preference of $3,500,000
       at May 31, 1999)                                                                  1,750
     Common stock, $.001 par value; 110,000,000 shares authorized;
       54,603,097 and 50,402,687 shares at February 29, 2000 and
       May 31, 1999, respectively, issued and outstanding           54,603              50,403
     Additional paid-in capital                                 38,328,901          37,749,483
     Accumulated deficit                                       (34,074,490)        (34,648,103)
                                                                ----------          ----------
         Total stockholders' equity                              4,309,014           3,153,533
                                                                ----------          ----------
                                                                $6,118,785          $5,198,172
                                                                ----------          ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Nine months ended              Three months ended
                                      February 29,  February 28,    February 29,   February 28,
                                      --------------------------    ---------------------------
                                         2000          1999            2000            1999
                                         ----          ----            ----            ----
Revenues
 Equipment sales                       $8,718,175    $2,007,100     $3,049,000      $1,457,100
 Equipment rentals and services           435,538       469,179        129,138         227,079
                                       ----------    ----------     ----------      ----------
                                        9,153,713     2,476,279      3,178,138       1,684,179
                                       ----------    ----------     ----------      ----------
Costs and expenses

 Cost of sales and services             2,157,634     1,164,174        788,347         590,384
 Selling, general and administrative    4,952,387     4,014,589      1,603,649       1,366,313
 Research and development               1,063,295       470,752        416,443         130,989
 Depreciation and amortization            367,400       324,559        116,692         122,850
 Interest and financing costs               5,207         9,415          1,645           2,078
 Interest and other income - net          (59,945)     (102,101)       (18,498)        (18,036)
                                       ----------    ----------     ----------      ----------
                                        8,485,978     5,881,388      2,908,278       2,194,578
                                       ----------    ----------     ----------      ----------
 NET EARNINGS (LOSS)                      667,735    (3,405,109)       269,860        (510,399)

       Deemed dividend on preferred stock    -         (864,000)          -               -
       Preferred stock dividend
        requirement                       (94,122)     (161,413)       (19,879)        (53,342)
                                       ----------    ----------     ----------      ----------
 EARNINGS (LOSS) APPLICABLE TO
    COMMON STOCK                         $573,613   $(4,430,522)      $249,981       $(563,741)
                                       ----------    ----------     ----------      ----------
Earnings (loss) per common
 share (basic and diluted)                  $.01          $(.09)          $.00           $(.01)
                                            ----          -----           ----           -----
Weighted average common shares
 outstanding

      Basic                            51,543,519    49,025,137     52,687,156      49,614,736
                                       ----------    ----------     ----------      ----------
      Diluted                          55,719,121    49,025,137     55,270,913      49,614,736
                                       ----------    ----------     ----------      ----------

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                   Total
                                                                                  Additional       Accum-          stock-
                                      Preferred Stock           Common stock       paid-in         ulated          holders'
                                      Shares    Amount       Shares      Amount    capital        deficit          equity
                                      ------    ------       ------      ------    -------        -------          ------
Balance at June 1, 1999               175,000   $1,750     50,402,687    $50,403   $37,749,483   $(34,648,103)    $3,153,533
Conversion of preferred stock        (175,000)  (1,750)     3,095,612      3,096        (1,346)                         -
Preferred stock dividend requirement                                                                  (94,122)       (94,122)
Common stock issued in lieu of
   preferred stock dividends                                  253,200        253       287,479                       287,732
Exercise of options and warrants                              851,598        851       206,285                       207,136
Stock options granted for services                                                      87,000                        87,000
Net earnings                                                                                          667,735        667,735
                                      -------   ------     ----------    -------   -----------   ------------     ----------
Balance at February 29, 2000             -      $ -        54,603,097    $54,603   $38,328,901   $(34,074,490)    $4,309,014
                                      -------   ------     ----------    -------   -----------   ------------     ----------








The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Nine months ended
                                                              -----------------
                                                          February 29,  February 28,
                                                          ------------  ------------
                                                              2000         1999
                                                              ----         ----
Cash flows from operating activities
  Net earnings (loss)                                        $667,735   $(3,405,109)
  Adjustments to reconcile net earnings (loss)               --------   -----------
    to net cash provided by (used in) operating activities
      Depreciation and amortization                           367,400       324,559
      Stock options granted for services                       87,000
      Changes in operating assets and liabilities
        Accounts receivable                                (1,970,655)      525,048
        Inventories                                           (50,282)     (549,943)
        Other current assets                                 (150,128)       13,564
        Other assets                                           22,076           402
        Accounts payable, accrued expenses and other
         current liabilities                                 (113,575)      185,421
        Other liabilities                                      72,317      (213,560)
                                                           ----------   -----------
                                                           (1,735,847)      285,491
                                                           ----------   -----------
     Net cash used in operating activities                 (1,068,112)   (3,119,618)
                                                           ----------   -----------
Cash flows from investing activities
  Purchase of property and equipment                          (78,216)      (24,881)
                                                           ----------   -----------
     Net cash used in investing activities                    (78,216)      (24,881)
                                                           ----------   -----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants              207,136       355,000
                                                           ----------   -----------
     Net cash provided by financing activities                207,136       355,000
                                                           ----------   -----------
      NET DECREASE IN CASH AND CASH EQUIVALENTS              (939,192)   (2,789,499)
Cash and cash equivalents - beginning of period             1,678,175     4,367,986
                                                           ----------   -----------
Cash and cash equivalents - end of period                    $738,983    $1,578,487
                                                           ----------   -----------


Non-cash investing and financing activities were as follows:

Deemed dividend on preferred stock                                         $864,000
Issuance of common stock in lieu of preferred dividends      $287,732        73,692
Inventories transferred to (from) property and equipment,
   attributable to operating leases - net                      56,000       375,111






The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 29, 2000
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION
     The consolidated condensed balance sheet as of February 29, 2000 and the related consolidated condensed statements of operations for the nine- and three-month periods ended February 29, 2000 and February 28, 1999, changes in stockholders' equity for the nine-month period ended February 29, 2000 and cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 29, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 1999. Results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - STOCKHOLDERS' EQUITY
     In January 1999, the Company's Board of Directors granted stock options under the 1997 Plan to a consultant to purchase 150,000 shares of common stock at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant) contingent upon meeting certain performance criteria. The stock options were fair-valued at $87,000. The Company recorded a charge to operations of $29,000 and $58,000 in February 2000 and June 1999, respectively, commensurate with the satisfaction of the performance criteria defined therein.

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

     In the first three quarters of fiscal 2000, all 175,000 shares of Series C preferred stock were converted into 3,095,612 shares of common stock. In addition, options and warrants to purchase 851,598 shares of common stock were exercised (net of 101,910 shares offered in payment in lieu of cash), aggregating $207,136 in proceeds to the Company.

     In the third quarter of fiscal 2000, the Board of Directors granted stock options under the 1999 Plan to its newly appointed President and CEO and another officer to purchase an aggregate of 710,000 shares of common stock; 660,000 shares at an exercise price of $1.21 per share and 50,000 shares at an exercised price of $5.15 per share (which represented the fair market value of the underlying common stock at the time of the respective grants), subject to certain vesting provisions as defined in the agreements.

NOTE C   EARNINGS PER COMMON SHARE
     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period. Potential common shares were excluded from the diluted calculation for the nine and three months ended February 28, 1999, as their effects were anti-dilutive.

                        Vasomedical, Inc. and Subsidiary

                                February 29, 2000
                                   (unaudited)

NOTE C   EARNINGS PER COMMON SHARE (continued)
     The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended February 29, 2000:

                                                Nine months ended  Three months ended
                                                February 29, 2000  February 29, 2000
                                                -----------------  ------------------
Numerator:
   Basic earnings                                     $667,735         $269,860
      Preferred stock dividends                         94,122           19,879
                                                    ----------       ----------
   Diluted earnings                                   $573,613         $249,981
                                                    ----------       ----------
Denominator:
   Basic   weighted average shares                  51,543,519       52,687,156
     Stock options                                     757,887        1,031,644
     Warrants                                        1,093,660          923,716
     Convertible preferred stock                     2,324,055          628,397
                                                    ----------       ----------
   Diluted   weighted average shares                55,719,121       55,270,913
                                                    ----------       ----------
Basic and diluted earnings per share                     $0.01            $0.00
                                                         -----            -----

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

     Approximate aggregate minimum annual compensation obligations under active employment agreements at February 29, 2000 are summarized as follows:

          Twelve months ended February 29,          Amount
          --------------------------------          ------
                        2001                       $515,000
                        2002                        128,000
                                                   --------
                                                   $643,000
                                                   --------

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

                                February 29, 2000
                                   (unaudited)

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

Agreement with VAMED

     In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP system, subject to certain performance standards, as defined. At February 29, 2000, the Company had outstanding purchase commitments of $97,000. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Results of Operations
---------------------
Nine and Three Months Ended February 29, 2000 and February 28, 1999
-------------------------------------------------------------------
     The Company generated revenues from the sale and lease of EECP systems of $9,154,000 and $2,476,000 for the nine-month periods ended February 29, 2000 and February 28, 1999, respectively, and $3,178,000 and $1,684,000 for the three-month periods ended February 29, 2000 and February 28, 1999, respectively. The Company generated earnings of $668,000 and $270,000 (before deducting $94,000 and $20,000 in preferred stock dividend requirements) for the nine and three months ended February 29, 2000. For the comparable prior-year periods, the Company incurred net losses of $3,405,000 and $510,000 (before deducting $864,000 and nil, respectively, in deemed dividends on preferred stock, which represented the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of the underlying warrants, and $161,000 and $53,000, respectively, in preferred stock dividend requirements, in connection with the Company's April 1998 and June 1997 financings).

     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP ("MUST-EECP") were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meetings in November 1999 and 1998, at the American College of Cardiology (ACC) annual meeting in March 1999 and other scientific meetings. Revenue growth for the third quarter of fiscal 2000 was, however, hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. The Company estimates the standard national charge to approximate $130 per session of EECP therapy, which may be adjusted by certain geographic indices. This would result in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code will allow EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors will no longer have the responsibility of establishing reimbursement rates. Management expects the aforementioned events to provide a strong foundation for accelerated growth in fiscal 2000.

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

     Selling, general and administrative (SGA) expenses for the nine months ended February 29, 2000 and February 28, 1999 were $4,952,000 and $4,015,000, respectively, and $1,604,000 and $1,366,000, respectively, for the three months ended February 29, 2000 and February 28, 1999. The increases in SGA expenses of $937,000 and $238,000 from the comparable prior-year fiscal periods resulted primarily from increases in sales and marketing personnel, commissions and other selling expenses related to increased revenues.

     Research and development (R&D) expenses in the nine and three months ended February 29, 2000 increased by $593,000 and $285,000 from the comparable prior-year periods. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study, the expansion of the International EECP Patient Registry at the University of Pittsburgh, the development of an upgraded model of the EECP system, and the ongoing feasibility study in heart failure, all of which, to varying degrees, are expected to further affect operating results in fiscal 2000.

Liquidity and Capital Resources

     The Company has financed its fiscal 2000 operations primarily from working capital and operating results. For the past two fiscal years, the Company's operations were primarily funded from the proceeds of equity financings in fiscal 1998 (described below). At February 29, 2000, the Company had a cash balance of $739,000 and working capital of $3,658,000, compared to a cash balance of $1,678,000 and working capital of $3,120,000 at May 31, 1999. The Company's operating activities used cash of $1,068,000 and $2,834,000 for the nine months ended February 29, 2000 and February 28, 1999, respectively. Net cash used during the nine months ended February 29, 2000 consisted primarily of earnings from operations, decreases in inventories and other current assets, offset by increases in accounts receivable and decreases in accounts payable and accrued expenses.

     Investing activities used net cash of $78,000 and $25,000 during the nine months ended February 29, 2000 and February 28, 1999, respectively. The principal uses were for the purchase of property and equipment. At February 29, 2000, the Company did not have any material commitments for capital expenditures.

     Financing activities provided cash of $207,000 and $355,000 during the nine months ended February 29, 2000 and February 28, 1999, respectively. Financing activities during fiscal 2000 and fiscal 1999 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. Subsequent to February 29, 2000, the Company received additional cash proceeds of $2,500,000 from the exercise of Company common stock options and warrants.

     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and 5% Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock were paid in shares of the Company's common stock. By February 1999, all of the Series B preferred stock (150,000 shares) had been converted into 2,135,946 shares of the Company's common stock. As of February 29, 2000, all of the Series C preferred stock (175,000 shares) had been converted into 3,095,612 shares of the Company's common stock.

     Management believes that its working capital position at February 29, 2000, along with the ongoing commercialization of the EECP system (including, but not limited to, the conversion of current units under rental or use arrangements to outright sales or financed leases), and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for the next twelve months.

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

                              VASOMEDICAL, INC.

                              By:/s/ D. Michael Deignan
                                 ------------------------------
                                 D. Michael Deignan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

                                 /s/ Joseph A. Giacalone
                                 ------------------------------
                                 Joseph A. Giacalone
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

Date:  March 31, 2000