Form 10-K
period 2000-05-31
VASOMEDICAL INC
filed 2000-08-01
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2000

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

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2000, based on the average price on that date, was $218,842,000. At July 31, 2000, the number of shares outstanding of the issuer's common stock was 56,339,042.

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

General

     Vasomedical, Inc. (the Company), incorporated in Delaware in July 1987, is engaged in the research, development and commercialization of systems and equipment designed to provide non-invasive treatment of patients with cardiovascular disease. The Company's lead product, its Enhanced External Counterpulsation (EECP ) system, is a patented microprocessor-based device that delivers a retrograde arterial pressure wave to the heart, increasing coronary perfusion and reducing ventricular afterload. EECP therapy offers dramatic relief of symptoms to angina sufferers who no longer respond to medication or are poor candidates for invasive revascularization procedures such as bypass surgery or balloon angioplasty. This system is marketed worldwide to hospitals, clinics and other cardiac health care providers. EECP received marketing clearance from the Food and Drug Administration (FDA) under a 510(k) premarket notification in February 1995.

The EECP Enhanced External Counterpulsation System
General Discussion

     Cardiovascular disease (CVD) is the leading cause of death in the world. CVD claimed 953,110 lives in the United States in 1997 and was responsible for 1 of every 2.4 deaths. The American Heart Association reports in its 2000 Heart and Stroke Statistical Update that, if high blood pressure is included, approximately 60 million Americans suffer from some form of cardiovascular disease. Among these, 12 million have coronary artery disease, 6.2 million of whom suffer from angina pectoris, a painful and often debilitating complication caused by obstruction of the arteries which supply blood to the myocardium or heart muscle. Medications, including vasodilators, are often prescribed to increase blood flow to the coronary arteries. When drugs fail or cease to correct the problem, invasive revascularization procedures such as percutaneous transluminal coronary angioplasty (PTCA), stenting and coronary artery bypass grafting (CABG) are employed. Despite the success of these procedures in lowering the death rate from cardiovascular disease and allowing many to live longer lives, restenosis or reocclusion of the affected vessels remains a problem. Restenosis rates currently reported in the literature for angioplasty and stenting range from 18%-30%. Half of all vein grafts in coronary artery bypass procedures exhibit localized or diffuse narrowings within approximately ten years.

     In February 1995, the Company received 510(k) clearance to market the second generation version of this system, the MC2, which incorporated a number of technological improvements over the original system. The FDA's clearance in both cases was for the use of EECP therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock.

     The Company has, for several years now, focused its resources on the angina market. According to 2000 data published by the American Heart Association, there are approximately 6.2 million patients in the U.S. who suffer from angina with an additional 350,000 new cases seen annually.

     Data from the AHA indicates that congestive heart failure (CHF) affects nearly 5 million Americans and is the single most frequent cause of hospitalization among people age 65 and older. The incidence of new cases of heart failure is 400,000 annually and rising. An aging population and an increase in the number of patients who survive heart attacks are the primary engines behind this rise in new cases. For most CHF patients, there are few accepted forms of treatment beyond medical management, though left ventricular assist devices (LVADs) and other implantable devices are continuing to advance, particularly as a bridge to transplant.

     The potential annual patient pool for EECP treatments in the U.S. alone is over one million patients. The unrealized opportunity for EECP is significant and could approach $150 - $200 million per annum within five years.

The System

     The MC2 is an advanced treatment system utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment is administered to patients in daily one hour sessions, 5 days per week over seven weeks for a total of 35 treatments.

     During EECP therapy, the patient lies on a bed while wearing three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, on the calves, the upper and lower thighs and buttocks. The cuffs inflate sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward during the resting phase of each heartbeat (diastole). When the heart pumps (systole), all three cuffs instantaneously deflate. This sequential "squeezing" of the legs creates a pressure wave that forces blood from the legs to the heart. To coordinate the inflation and deflation of the cuffs with the beating heart, the heart rate and rhythm are monitored constantly. Precise timing means that each wave of blood is delivered to the heart when it will do the most good. This surge of circulation insures that the heart does not have to work as hard to pump large amounts of blood through the body, and that more blood is forced into the coronary arteries supplying energy to the heart muscle or myocardium.

     While the precise mechanism of action remains unknown, there is strong hypothetical evidence to suggest that EECP triggers a neuro-hormonal response that induces the production of growth factors and dilates existing blood vessels, thus fostering angiogenisis the development of new collateral blood vessels. These tiny collateral vessels, it is theorized, then bypass current blockages and feed blood to areas of the heart that are receiving an inadequate supply.

     Circulation improvement is further induced or reinforced by the fact that a course of EECP treatment represents sustained and moderately vigorous exercise, even though passive in nature, that is much more than the often sedentary patient has been able to attempt previously.

     Patients usually begin to experience symptomatic relief of angina after 15 or 20 hours of a 35-hour treatment regimen. Positive effects are sustained between treatments and usually persist years after completion of a full course of therapy. Data reported in the April 2000 issue of Clinical Cardiology showed a five year survival rate for those who respond to EECP therapy of 88%, a rate similar to those seen in contemporary surgical bypass and angioplasty trials, despite the fact that many of the patients who underwent EECP therapy had already failed previous attempts at revascularization. In addition, data collected by the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health points to sustained lowering of anginal severity and frequency of attacks at six and twelve months post-treatment.

Clinical Studies

     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past forty years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the EECP system, such as the computer-controlled operating system that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal (i.e. intra-aortic balloon pumping) and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed "enhanced" sequentially inflating EECP device that incorporated a third cuff for the buttocks. Not only did a course of treatment with EECP reduce the frequency and severity of anginal symptoms during normal daily functions and also during exercise, but the improvements were sustained for years after therapy.

     These results prompted a group of investigators at the state University of New York at Stony Brook (Stony Brook) to undertake a number of open studies with EECP between 1989 and 1996 to reproduce the Chinese results, using both subjective and objective endpoints. These studies, though open and non-randomized, showed statistical improvement in exercise tolerance by patients as evidenced by thallium-stress testing and partial or complete resolution of coronary perfusion defects as evidenced by radionuclide imaging studies. All of these results have been reported in the literature and support the assertion that EECP therapy is an effective and durable treatment for patients suffering from chronic angina pectoris.

     In 1995, the Company began a large randomized, controlled and double-blinded multicenter clinical study (MUST-EECP) at four leading university hospitals in the United States to confirm the patient benefits observed in the open studies conducted at Stony Brook and to provide definitive scientific evidence of EECP therapy's effectiveness. Initial participating sites included the University of California San Francisco, Columbia University College of Physicians & Surgeons at the Columbia-Presbyterian Medical Center in New York, Beth Israel Deaconess Hospital, a teaching affiliate of Harvard Medical School, and the Yale University School of Medicine. These institutions were later joined by Loyola University, the University of Pittsburgh and Grant/Riverside Methodist Hospitals. MUST-EECP was completed in July 1997 and the results presented at the annual meetings of the American Heart Association in November 1997 and the American College of Cardiology in March 1998. The results of MUST-EECP were published in the Journal of the American College of Cardiology (JACC), a major peer-review medical journal, in June 1999.

     This ground-breaking 139 patient study, which included a placebo control group, showed once and for all that EECP therapy was a safe and effective treatment option for patients suffering from angina pectoris, including those on maximal medication and for whom invasive revascularization procedures were no longer an option. The results of the MUST-EECP study confirmed the clinical benefits described in earlier open trials, namely a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise-induced signs of myocardial ischemia. Data collected by the International EECP Patient Registry (IEPR) at the University of Pittsburgh Graduate School of Public Health closely mirror the results seen in the MUST-EECP trial.

     In fiscal 1999, the Company completed a long-term quality-of-life study with EECP in the same institutions and with the same patients that participated in MUST-EECP. The positive results of this study were presented at major scientific meetings, and a publication in a major peer-review journal is expected during fiscal 2001.

     As part of its program to expand the therapy's indications for use beyond the treatment of angina, the Company applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP in the treatment of congestive heart failure (CHF), a disabling condition affecting nearly 5 million Americans. CHF is the most frequent cause of hospitalization for those over 65 years of age. The study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio, and the results presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000. This pilot study concluded that EECP therapy was beneficial to left ventricular function in heart failure patients and may be a useful adjunct to current medical therapy.

     In July 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in most types of heart failure patients was approved with conditions by the FDA, to which the Company will agree. This study is scheduled to begin patient enrollment in the fall of 2000, and is expected to take two years to complete. The study will involve up to eighteen centers and enroll approximately 200 patients.

     CHF occurs when the heart is unable to pump blood well enough to meet the body's needs. The circulatory system becomes congested when the heart fails to empty its chambers sufficiently, leading to an accumulation in the chest and lower limbs. According to the American Heart Association, 2.5 million men and
2.4 million women in the United States have CHF. About 400,000 new cases of the disease occur each year. The need to find new and effective methods to treat CHF is pressing, since the prevalence of the disease is growing rapidly as a result of the aging population and the improved survival rate following heart attacks, while deaths caused by the disease increased 116% between 1979 and 1995.

     The  International  EECP Patient  Registry at the  University of Pittsburgh
Graduate School of Public Health was established in January 1998 to track the outcomes of patients who have undergone EECP therapy. As of this publication, eighty centers participate in the Registry and data from over 2,700 patient records has been entered. The IEPR is a vital source of information about the effectiveness of EECP in a real-world environment for the medical community at large. For this reason, the Company will continue to work with the Registry to publicize data which may assist clinicians in delivering optimal care to patients. Recently released data from the IEPR shows that patients continue to receive dramatic benefit at six and twelve months following the completion of their course of EECP therapy.

The Company's Plans

     The Company's short- and long-term plans are to:

     (a) Increase its penetration of the current angina market through the initiation of a dramatically stepped-up campaign to market the benefits of EECP therapy directly to patients and clinicians.
     (b) Engage in educational campaigns designed to highlight the cost-effectiveness and quality-of-life advantages of EECP therapy to State Welfare (Medicaid) agencies, commercial insurance companies, and managed care organizations.
     (c) Initiate a pivotal multicenter study for the use of EECP in CHF in fiscal 2001.
     (d) Continue product development efforts to improve the EECP system, seek additional patents and initiate in-house assembly during fiscal 2001.
     (e) Publish the results of its long-term quality-of-life outcomes study in a major peer-review medical journal in fiscal 2001.
     (f) Continue to work with the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health to publicize key information relating to patient outcomes.
     (g)  Pursue additional clinical indications for EECP therapy.
     (h)  Establish a distribution network in international markets.
     (i) Continue to establish and support academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and to increase the number and diversity of clinical and mode-of-action studies, as well as the number of presentations, publications, speakers and advocates.

Glossary of Terms
Acute Myocardial  Infarction - heart attack
Angina  Pectoris - literally "chest pain"
Cardiogenic  shock - severe  reduction in blood  pressure  owing to weak pumping action of the heart
Collateral circulation - the use (recruitment) of small supplemental, usually unused channels through which blood can be made to flow when normal blood supply is impeded because of obstructions in coronary arteries
Congestive Heart Failure or CHF-A condition in which the heart is unable to pump blood efficiently enough to meet the body's demands. The circulatory systems of CHF patients become congested when the heart fails to empty its chambers sufficiently, leading to an accumulation in the chest and lower limbs
Coronary  Artery  Bypass  Graft  or CABG - a  surgical  transplant  of a vein to connect the aorta with an obstructed coronary artery
Coronary arteries - those that supply blood to the heart muscle
Diastole - rest period  during which the heart  chambers fill with blood and the heart muscle receives most of its supply of oxygen and other nutrients Enhanced External Counterpulsation or EECP - "Enhanced" describes the Company's proprietary system which increases the level of diastolic augmentation by 40-50% over that of earlier devices
Ischemia - lack of blood supply
Occlusion - blockage of blood vessels
Percutaneous Transluminal Coronary Angioplasty or PTCA - insertion of a wire into a coronary artery to which a balloon or other instrument is attached for the purpose of widening a narrowed vessel
Stenosis - the narrowing of a blood vessel's diameter
Systole - contracting period during which the heart is pumping blood to the rest of the body
Thallium - an imaging medium used to detect areas of ischemia within the heart muscle

Sales and Marketing
Domestic Operations

     The Company  sells its EECP  systems to  treatment  providers in the United
States through a direct sales force that is supported by an in-house service organization. The Company's sales force has tripled since January 2000 and is now comprised of sixteen sales representatives and two area directors. The sales team will continue to grow at a pace necessary to achieve its growth objectives. Independent representatives, who have been employed to extend the reach of the Company's sales effort in the past, will be phased out as sufficient geographic coverage is achieved by the Company's direct sales force. The efforts of the Company's sales organization is further supported by a field-based staff of six clinical educators who are responsible for the on-site training and certification of physicians and therapists as new centers are established. Training generally takes three days. These centers are closely monitored and their charts reviewed for several weeks following the initial training of the center's clinicians to ensure treatment guidelines are being appropriately followed. This clinical group is also responsible for training and certification of new personnel at each site as well as for updating providers on new clinical developments relating to EECP therapy.

     The expanded sales force will allow the Company to focus more intently on sales to National Accounts and in a somewhat more formal manner. The Company will continue to develop its relationships with such major U.S. hospital groups as Tenet Healthcare, Amerinet, Kaiser Permanente, Health South, Columbia HCA, the Veterans Administration and with other cardiac care operations that have plans for nationwide expansion.

     Vasomedical's continued transformation from a research and development organization to a more commercial, market-driven company will be reflected in its marketing activities planned for 2001. Included among these activities are a national media campaign and a WEB-based promotional program designed to accelerate patient-driven demand for the therapy while heightening awareness among clinicians. Additional activities will include journal advertising, publication of EECP-related newsletters, support of physician education programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. All of these programs are designed to support the Company's field sales organization.

      The Company employs service technicians responsible for the installation of EECP systems and, in many instances, on-site training of a customer's biomedical engineering personnel. The Company provides a one-year warranty that includes parts and labor. The Company intends to offer extended service to its customers under annual service contracts or on a fee-for-service basis.

International Operations

     The Company's key objective is to appoint distributors in exchange for exclusive marketing rights to EECP in their respective countries. The Company currently has distribution agreements for Canada, Japan, the Middle East, Greece, the United Kingdom and Italy. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must either obtain an FDA-equivalent marketing clearance or establish confirmation clinical evaluations conducted by local opinion leaders in cardiology. Each distributor is responsible for obtaining any required approvals. In July 2000, the Company received its medical device license to market its EECP system in Canada. However, there can be no assurance that all of the Company's distributors will be successful in obtaining proper approvals for the EECP system in their respective countries or that these distributors will be successful in their marketing efforts. The Company plans to enter into additional distribution agreements to enhance its international distribution base. There can be no assurance that the Company will be successful in entering into any additional distribution agreements.

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

Competition

     Presently, Vasomedical is aware of only one competitor with an external counterpulsation device on the market. While the Company believes that this competitor's involvement in the market is limited, there can be no assurance that this company will not become a significant competitive factor. Further, there can be no assurance that other companies will not enter the market intended for EECP systems. Such companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by the Company and may, therefore, succeed in developing technologies or products that are more efficient than those offered by the Company and that would render the Company's technology and existing products obsolete or noncompetitive.

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

     If substantial equivalence cannot be established or if the FDA determines that more extensive efficacy and safety data are in order, the FDA will require the manufacturer to submit a premarket application (PMA) for full review and approval. Management does not believe that the EECP system will ultimately require PMA approval for continued commercialization under its present labeling; however, the Company so designed the protocol for MUST- EECP as to be able to generate some of the data needed in the event that a PMA is required at some future date. The Company received notice in June 2000 that its EECP system, when used to treat congestive heart failure patients, will be classified by FDA as a Class III PMA device. This classification has important strategic implications for the Company and could provide a significant competitive advantage and a barrier to entry for would-be competitors over the course of the next several years.

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

     There can be no assurance that all the necessary FDA clearances, including approval of any PMA required, and overseas approvals will be granted for EECP, its future-generation upgrades or newly developed products, on a timely basis or at all. Delays in receipt of or failure to receive such clearances could have a material adverse effect on the Company's financial condition and results of operations.

     In June 1998, the EECP system was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union. The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The CE Mark, in combination with the ISO 9001 certification awarded by Underwriter's Laboratories (UL) in February 1998, places the Company in full compliance with requirements for the marketing of the EECP system in the countries of the European Union. The ISO 9001 Certificate covers the Company's design and manufacturing operation for the EECP system and recognizes that the Company has established and operates a world-class quality system. In addition, in July 2000, the Company received its license for Level II devices from the Canadian Health authority.

     Compliance with current Good Manufacturing Practices (GMP) regulations is necessary to receive FDA approval to market new products and to continue to market current products. The Company's manufacturing (including its contract manufacturer), quality control and quality assurance procedures and documentation are currently in compliance, but will be inspected and evaluated periodically in the future by the FDA.

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

     In February 1999, the Health Care Financing Administration (HCFA), the federal agency that administers the Medicare program for more than 38 million beneficiaries, issued a national coverage policy for the use of the EECP system for patients with disabling angina pectoris who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions, such as balloon angioplasty and cardiac bypass. In July 1999, HCFA communicated payment instructions for the EECP therapy to its contractors around the country, stipulating coverage for services provided on or after July 1, 1999. In January 2000, a national Medicare payment level was established. In July 2000, the American Medical Association's Relative Value Update Committee
(RUC), which periodically reviews Medicare reimbursement levels, proposed a 20% increase in payment to Medicare-sponsored healthcare providers of EECP therapy. If approved by HCFA, the proposed change would increase the national average payment from $127.42 to $153.49 per session effective January 1, 2001.

     Beginning August 1, 2000 Medicare coverage will be extended to include EECP treatment received on an outpatient basis at hospitals and clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate is $149.83 per session.

     Some private insurance carriers continue to adjudicate EECP claims on a case-by-case basis. Since the establishment of reimbursement by the federal government, however, an increasing number of these private carriers now routinely pay for use of EECP for the treatment of angina. Over 150 private insurers are reimbursing for EECP today and the Company expects increasing third-party reimbursement.

     The Company is continuing its dialogue with several large commercial health care payers for the establishment of positive coverage policies. The Company believes that its discussions with these third-party payers will, as a minimum, continue to define circumstances that justify reimbursement on a case-by-case basis and create a pathway for rapid review of patient data and determination of medical necessity. To date, there have been many such reimbursements. In anticipation of receiving approval for broad-based coverage, the Company intends to pursue, through the cardiology profession, the establishment of a Current Procedural Code (CPT) specific to the EECP procedure. Although such code is not essential and although there is no assurance that a new code will be established, the Company believes that having a CPT code specifically assigned to EECP will accelerate the processing of reimbursement claims.

     Limited availability of third-party coverage or the inadequacy of the reimbursement level for treatment procedures using the EECP system would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on the Company.

Patents and Trademarks

     The Company owns three US Patents that issued in June 1988, October 1996 and December 1999 which expire in 2005, 2013 and 2017, respectively. In addition, several international patents have issued which expire in 2013 and the Company expects additional international patents to issue during fiscal 2001. Such patents cover several specific enhancements to the current EECP model. The Company has filed for a continuation in part on one patent and is pursuing additional patent applications.

     Moreover, trademarks have been registered for the names "EECP" and "Natural
Bypass",   and  in  1999  the  Company  filed  for  registration  of  additional trademarks.

     The Company pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. The loss or violation of the Company's EECP patents and trademarks could have a material adverse effect upon the Company's business.

Employees

     As of July 20, 2000, the Company employed fifty-three full-time persons with nineteen in sales and sales support, seven in clinical applications, thirteen in manufacturing and technical service, three in marketing, two in engineering and nine in administration (including its four executive officers). None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Manufacturing

     The Company currently contracts for the manufacture of its current EECP system with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, subject to certain performance standards, as defined. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

ITEM TWO - PROPERTIES

     The Company maintains its office and warehouse at 180 Linden Avenue, Westbury, New York 11590, where approximately 18,000 square feet of space is leased from a non-affiliated landlord through October 31, 2000 at an annual cost of approximately $130,000. Upon the expiration of the lease, the Company, at its option, may renew the lease for an additional five-year period or purchase the facility at fair market value, as defined. In April 2000, the Company exercised its option under the lease to purchase the building and is presently negotiating the purchase price. The purchase price, including improvements, is estimated at $1,300,000, which the Company intends to finance with a mortgage lender. In the event the Company is unsuccessful in its negotiations, it has the right to renew the aforementioned lease through October 2005. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

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

                                     PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM under the symbol VASO. The approximate number of record holders of Common Stock as of July 21, 2000 was 872, which does not include approximately 44,400 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the Common Stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM for the fiscal periods specified.

                                Fiscal 2000                   Fiscal 1999
                         -----------------------        -----------------------
                            High          Low             High            Low
                            ----          ---             ----            ---
First Quarter            $  2.000       $  1.219        $1.688          $  .750
Second Quarter           $  1.688       $   .813        $1.210          $  .625
Third Quarter            $  3.375       $   .781        $2.063          $  .656
Fourth Quarter           $ 14.188       $  2.500        $1.500          $ 1.000

     The last bid price of the Company's Common Stock on July 31, 2000 was $4.0625 per share. The Company has never paid any cash dividends on its Common
Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems pertinent. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems pertinent.

ITEM SIX - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31, 2000 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.

                                                                  Year ended May 31,
                                        ---------------------------------------------------------------
                                           2000          1999         1998        1997         1996
                                           ----          ----         ----        ----         ----
Statement of Operations

Revenues                                $13,673,632    $6,024,263   $5,225,064  $2,096,562   $2,683,128
                                        -----------    ----------   ----------  ----------   ----------
Cost of sales and services                3,060,765     1,833,238    1,543,849   1,020,047      609,136
Selling, general & administrative
 expenses                                 7,118,836     5,946,405    5,689,704   4,155,552    3,738,789
Research and development expenses         1,411,503       706,934    1,595,970   1,045,184      364,455
Depreciation and amortization               483,627       463,859      363,101     333,482      269,443
Provision for losses                        400,000                                225,000
Interest and financing costs                  7,302        11,880        4,057       8,511      515,451
Interest and other income, net              (99,317)     (115,064)    (169,422)   (174,810)    (171,001)
                                        -----------    ----------   ----------  ----------   ----------
                                         12,382,716     8,847,252    9,027,259   6,612,966    5,326,273
                                        -----------    ----------   ----------  ----------   ----------
Net earnings (loss) before tax benefit    1,290,916    (2,822,989)  (3,802,195) (4,516,404)  (2,643,145)

Income tax benefit                          400,000          -            -           -            -
                                        -----------    ----------   ----------  ----------   ----------
Net earnings (loss)                       1,690,916    (2,822,989)  (3,802,195) (4,516,404)  (2,643,145)

Deemed dividend on preferred stock             -         (864,000)  (1,132,000)       -            -
Preferred stock dividend requirement        (94,122)     (205,163)     (96,717)       -            -
                                        -----------    ----------   ----------  ----------   ----------
Earnings (loss) applicable to
 common stock                            $1,596,794   $(3,892,152) $(5,030,912)$(4,516,404) $(2,643,145)
                                         ==========   ===========  =========== ===========  ===========
Net earnings (loss) per common share
    (basic and diluted)                        $.03         $(.08)       $(.11)      $(.10)       $(.07)
                                         ==========   ===========  =========== ===========  ===========
Weighted average common shares
outstanding - basic                      52,580,623    49,371,574   47,873,711  46,297,142   39,226,258
                                         ==========   ===========  =========== ===========  ===========
Weighted average common shares
outstanding - diluted                    57,141,949    49,371,574   47,873,711  46,297,142   39,226,258
                                         ==========   ===========  =========== ===========  ===========
Balance Sheet

Working capital                          $7,380,236    $2,174,774   $5,046,202  $1,981,331   $4,958,973
Total assets                            $10,588,962    $5,198,172   $7,345,246  $4,175,021   $8,246,151
Long-term debt                                   $0            $0           $0          $0   $3,725,000
Stockholders' equity (1)                 $7,943,770    $3,153,533   $5,752,993  $3,020,962   $3,091,094

-------------------
(1) No cash dividends were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal Years Ended May 31, 2000 and 1999

     The Company generated revenues from the sale and lease of EECP systems of $13,674,000 and $6,024,000 for the years ended May 31, 2000 and 1999, respectively. The Company reported net earnings of $1,691,000 for fiscal 2000 versus a net loss $2,823,000 for fiscal 1999 (before deducting $864,000 in deemed dividends on preferred stock representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of underlying warrants in fiscal 1999, and $94,000 and $205,000 in fiscal 2000 and 1999, respectively, in dividend requirements related to the Company's April 1998 and June 1997 financings).

     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meetings in November 1999 and 1998, at the American College of Cardiology (ACC) annual meeting in March 1999 and other scientific meetings.

     Revenue growth in fiscal 2000 was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. The Company estimates the standard national charge to approximate $130 per session of EECP therapy, which may be adjusted by certain geographic indices. This would result in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code will allow EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors will no longer have the responsibility of establishing reimbursement rates. These events led to revenue growth in the latter fiscal quarters, aided by the conversion to financed leases or outright sales of units previously placed under rental or fee-for-use arrangements. In July 2000, the American Medical Association's Relative Value Update Committee (RUC), which periodically reviews Medicare reimbursement levels, proposed a 20% increase in payment to Medicare- sponsored healthcare providers of EECP therapy. If approved by HCFA, the proposed change would increase the national average payment from $127.42 to $153.49 per session effective January 1, 2001. Management expects the aforementioned events to provide a strong foundation for accelerated growth in fiscal 2001.

     Revenues in fiscal 1999, particularly in the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The overall increase in Company revenues in fiscal 1999 were primarily attributable to fourth quarter sales of $3,500,000, which were aided by the HCFA decision described above, as well as some placements made in the past under rental or fee-for-use arrangements that began to convert to financed leases or outright sales.

     Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non- domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross margin realized during the current period may not be indicative of future margins.

     Selling, general and administrative (SGA) expenses for the years ended May 31, 2000 and 1999 were approximately $7,119,000 and $5,946,000, respectively. The $1,173,000 increase in SGA expenses for the comparable fiscal year resulted primarily from an increase in sales and marketing personnel (including non-recurring recruiting expenses), sales commissions and other selling expenses related to increased revenues.

     Research and development (R&D) expenses in the year ended May 31, 2000 increased by $705,000 from the prior fiscal year. The increase relates primarily to the expansion of the International EECP Patient Registry at the University of Pittsburgh, continued product design and development costs, and the feasibility study in heart failure.

Fiscal Years Ended May 31, 1999 and 1998

     The Company generated revenues from the sale and lease of EECP systems of $6,024,000 and $5,225,000 for the years ended May 31, 1999 and 1998, respectively. The Company incurred net losses of $2,823,000 and $3,802,000 for fiscal 1999 and 1998, respectively (before deducting $864,000 and $1,132,000, respectively, in deemed dividends on preferred stock representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of underlying warrants, and $205,000 and $97,000, respectively, in dividend requirements, in connection with the Company's April 1998 and June 1997 financings).

     Revenues in fiscal 1999, particularly in the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The overall increase in Company revenues in fiscal 1999 were attributable to fourth quarter sales of $3,500,000, which were aided by the HCFA's reimbursement decision.

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

     Research and development (R&D) expenses in the year ended May 31, 1999 decreased by $889,000 from the prior fiscal year. The decrease is related to significant prior year expenses for the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the front-loaded expenses for the development of an upgraded EECP system. Current period expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study (completed in July 1998), the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the ongoing feasibility study in congestive heart failure, all of which, to some extent, will further affect operating results in fiscal 2000.

Liquidity and Capital Resources

     The Company has financed its fiscal 2000 operations primarily from working capital and operating results. For the past two fiscal years, the Company's operations were primarily funded from the proceeds of equity financings in fiscal 1998 (described below). At May 31, 2000, the Company had a cash balance of $3,058,000 and working capital of $7,380,000, compared to a cash balance of $1,678,000 and working capital of $2,175,000 at May 31, 1999. The Company's operating activities used cash of $1,159,000 and $3,028,000 for fiscal 2000 and 1999, respectively. Net cash used during fiscal 2000 consisted primarily of earnings from operations, increases in accounts payable and accrued expenses, offset by increases in accounts receivable, inventories and other current assets.

     Investing activities used net cash of $279,000 and $17,000 during fiscal 2000 and 1999, respectively. The principal uses were for the purchase of property and equipment. At May 31 2000, the Company is in the negotiation process for the purchase of its present facilities. The purchase price, including improvements, is estimated at $1,300,000, which the Company intends to finance with a mortgage lender.

     Financing activities provided cash of $2,819,000 and $355,000 during fiscal 2000 and 1999, respectively. Financing activities during fiscal 2000 and fiscal 1999 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. Subsequent to May 31, 2000, the Company received additional cash proceeds of $868,000 from the exercise of Company common stock options and warrants.

     In fiscal 1998, the Company issued an aggregate of 325,000 shares of newly created 5% Series B and 5% Series C Convertible Preferred Stock to one accredited investor at a price of $20 per share, realizing net cash proceeds of $6,112,000. Dividends due on such preferred stock were paid in shares of the Company's common stock. By February 1999, all of the Series B preferred stock (150,000 shares) had been converted into 2,135,946 shares of the Company's common stock. By February 29, 2000, all of the Series C preferred stock (175,000 shares) had been converted into 3,095,612 shares of the Company's common stock.

     Management believes that its working capital position at May 31, 2000, along with the ongoing commercialization of the EECP system and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for at least the next twelve months.

ITEM EIGHT - FINANCIAL STATEMENTS
     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                            PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
     ---------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:
          Schedule II - Valuation and Qualifying Accounts (13)
     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(c)  Exhibits
     --------
     (3)  (a)  Restated Certificate of Incorporation (2)
          (b)  By-Laws (1)
     (4)  (a)  Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred  Stock,  Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (8)
          (d)  Form of  Rights  Agreement  dated  as of March  9,  1995  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (9)
          (f) Stock Purchase Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (9)
          (g) Registration Rights Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (9)
          (h)  Form of Warrant dated April 30, 1998 (9)
     (10) (a) 1995 Stock Option Plan (7)
          (b)  Outside Director Stock Option Plan (7)
          (c) Employment Agreement dated January 23, 1995, as amended on October 24, 1995 and March 12, 1998, between Registrant and Anthony E. Peacock (4) (6) (10)
          (d) Employment Agreement dated February 1, 1995, as amended March 12, 1998, between Registrant and John C.K. Hui (4) (10)
          (e) Modification and Extension Agreement dated March 12, 1998 between Registrant and Joseph Giacalone (10)
          (f)  1997 Stock Option Plan, as amended (11)
          (g) Employment Agreement dated January 6, 2000, between Registrant and D. Michael Deignan (12)
          (h)  1999 Stock Option Plan, as amended (13)
     (22)      Subsidiary of the Registrant

                                                                   Percentage
               Name               State of Incorporation        Owned by Company
               ----               ----------------------        ----------------
               Viromedics, Inc.           Delaware                     61%
     (23)      Consent of Grant Thornton LLP (13)

     Financial Data Schedule (13)

---------
(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)  Incorporated by reference to Report on Form 8-K dated November 14, 1994.
(4)  Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
(6)  Incorporated by reference to Report on Form 8-K dated October 24, 1995.
(7) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
(8)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(9)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
(10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
(11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999.
(12) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 29, 2000.
(13) Filed herewith.

(b)  Form 8-K Reports
     ----------------
     None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July, 2000.

                         VASOMEDICAL, INC.

                         By: /s/ D. Michael Deignan
                             -------------------------------------------
                         D. Michael Deignan
                         President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 31, 2000 by the following persons in the capacities indicated:

----------------------        Director
Alexander G. Bearn

/s/ David S. Blumenthal       Director
-----------------------
David S. Blumenthal

/s/ Abraham E. Cohen          Chairman of the Board
-----------------------
Abraham E. Cohen

/s/ D. Michael Deignan        President, Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
D. Michael Deignan

/s/ Joseph A. Giacalone       Chief Financial Officer (Principal Financial and
-----------------------       Accounting Officer)
Joseph A. Giacalone

/s/ John C.K. Hui             Senior Vice President, R&D and Manufacturing and
-----------------------       Director
John C.K. Hui

/s/ Photios T. Paulson        Director
-----------------------
Photios T. Paulson

/s/ Kenneth W. Rind           Director
-----------------------
Kenneth W. Rind

/s/ E. Donald Shapiro         Director
-----------------------
E. Donald Shapiro

/s/ Anthony Viscusi           Director
-----------------------
Anthony Viscusi

/s/ Forrest R. Whittaker      Director
-----------------------
Forrest R. Whittaker

/s/ Zhen-sheng Zheng          Director
-----------------------
Zhen-sheng Zheng

                        Vasomedical, Inc. and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts

      Column A                  Column B        Column C                        Column D        Column E
                                                Additions
---------------------------------------------------------------------------------------------------------
                                                   (1)             (2)
                                Balance at      Charged to      Charged                         Balance at
                                beginning       costs and       to other                          end of
                                of period       expenses        accounts        Deductions        period
                                ----------      ----------      --------        ----------      ----------
Year ended May 31, 2000
Allowance for doubtful
accounts (a)                           $-       $400,000                                          $400,000
                                ==========================================================================
Year ended May 31, 1999
  Allowance for doubtful
accounts (a)                           $-                                                               $-
                                ==========================================================================
Year ended May 31, 1998
  Allowance for doubtful
accounts (a)                           $-                                                               $-
                                ==========================================================================

 (a)     Deducted from accounts receivable.

                        Vasomedical, Inc. and Subsidiary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                         F-2

Financial Statements

     Consolidated Balance Sheets as of May 31, 2000 and 1999               F-3

     Consolidated Statements of Operations for the

       years ended May 31, 2000, 1999 and 1998                             F-4

     Consolidated Statement of Changes in Stockholders'
       Equity for the years ended May 31, 2000, 1999 and 1998              F-5

     Consolidated Statements of Cash Flows for the

       years ended May 31, 2000, 1999 and 1998                             F-6

     Notes to Consolidated Financial Statements                       F-7 - F-15

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiary (the "Company") as of May 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

We have also audited Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP


Melville, New York
July 20, 2000

                        Vasomedical, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,

                                                                   2000               1999
                                                                   ----               ----
         ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $3,058,367          $1,678,175
     Accounts receivable, net of an allowance for doubtful
          accounts of $400,000 at May 31, 2000                   4,832,810           1,585,432
     Inventories                                                   906,984             594,093
     Deferred income taxes                                         400,000
     Other current assets                                          479,267             177,713
                                                               -----------          ----------
         Total current assets                                    9,677,428           4,035,413
PROPERTY AND EQUIPMENT, net                                        548,316             571,368
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net of accumulated
     amortization of $1,136,517 and $923,421 at May 31,
     2000 and 1999, respectively                                   355,181             568,277
OTHER ASSETS                                                         8,037              23,114
                                                               -----------          ----------
                                                               $10,588,962          $5,198,172
                                                               ===========          ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                      $1,219,803            $705,640
     Accrued warranty and customer support expenses                258,000             382,000
     Accrued professional fees                                     276,000             271,438
     Accrued commissions                                           543,389             307,951
     Dividends payable                                                                 193,610
                                                               -----------          ----------
         Total current liabilities                               2,297,192           1,860,639
ACCRUED WARRANTY COSTS                                             129,000             114,000
OTHER LONG-TERM LIABILITIES                                         16,000              70,000
DEFERRED REVENUES                                                  203,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred  stock,  $.01 par value;  1,000,000
       shares  authorized;  175,000 shares at May 31,
       1999, issued and outstanding (liquidation preference
       of $3,500,000 at May 31, 1999)                                                    1,750
     Common stock, $.001 par value; 110,000,000 shares authorized;
       55,921,330 and 50,402,687 shares at May 31, 2000 and 1999,
       respectively, issued and outstanding                         55,921              50,403
     Additional paid-in capital                                 40,939,158          37,749,483
     Accumulated deficit                                       (33,051,309)        (34,648,103)
                                                               -----------          ----------
                                                                 7,943,770           3,153,533
                                                               -----------          ----------
                                                               $10,588,962          $5,198,172
                                                               ===========          ==========

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended May 31,
                                          ----------------------------------------------------
                                              2000               1999                  1998
                                              ----               ----                  ----
Revenues

 Equipment sales                          $13,120,144         $5,335,200            $4,958,333
 Equipment rentals and services               553,488            689,063               266,731
                                          -----------         ----------            ----------
                                           13,673,632          6,024,263             5,225,064
                                          -----------         ----------            ----------
Costs and expenses

 Cost of sales and services                 3,060,765          1,833,238             1,543,849
 Selling, general and administrative        7,118,836          5,946,405             5,689,704
 Research and development                   1,411,503            706,934             1,595,970
 Depreciation and amortization                483,627            463,859               363,101
 Provision for doubtful accounts              400,000
 Interest and financing costs                   7,302             11,880                 4,057
 Interest and other income - net             (99,317)          (115,064)             (169,422)
                                          -----------         ----------            ----------
                                           12,382,716          8,847,252             9,027,259
                                          -----------         ----------            ----------
 NET EARNINGS (LOSS) BEFORE INCOME TAXES    1,290,916         (2,822,989)           (3,802,195)

 Benefit for income taxes                     400,000
                                          -----------         ----------            ----------
 NET EARNINGS (LOSS)                        1,690,916         (2,822,989)           (3,802,195)
Deemed dividend on preferred stock                              (864,000)           (1,132,000)
Preferred stock dividend requirement          (94,122)          (205,163)              (96,717)
                                          -----------         ----------            ----------
 EARNINGS (LOSS) APPLICABLE TO
    COMMON STOCK                           $1,596,794        $(3,892,152)          $(5,030,912)
                                          ===========        ===========           ===========
Net earnings (loss) per common share
           (basic and diluted)                   $.03              $(.08)                $(.11)
                                                 ====              =====                 =====
Weighted average common shares
 outstanding - basic                       52,580,623         49,371,574            47,873,711
                                          ===========        ===========           ===========
             - diluted                     57,141,949         49,371,574            47,873,711
                                          ===========        ===========           ===========

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                        Total
                                                                                       Additional      Accum-           stock-
                                        Preferred stock           Common stock          paid-in        ulated          holders'
                                       Shares     Amount      Shares      Amount        capital        deficit          equity
                                       ------     ------      ------      ------        -------        -------         --------
Balance at June 1, 1997                  -          -       46,782,003    $46,782     $28,699,219     $(25,725,039)    $3,020,962

Issuance of preferred stock           325,000     $3,250                                6,108,650                       6,111,900
Conversion of preferred stock         (99,250)      (992)    1,160,064      1,160            (168)                              -
Exercise of options and warrants                               568,406        568         483,895                         484,463
Deemed dividend on preferred stock                                                      1,132,000       (1,132,000)             -
Preferred stock dividend requirement                                                                       (96,717)       (96,717)
Common stock issued in lieu of
  preferred stock dividends                                     20,805         21          34,559                          34,580
Net loss                                                                                                (3,802,195)    (3,802,195)
                                      -------     ------    ----------     ------     -----------     ------------     ----------
Balance at May 31, 1998               225,750      2,258    48,531,278     48,531      36,458,155      (30,755,951)     5,752,993

Conversion of preferred stock         (50,750)      (508)      975,882        976            (468)                              -
Exercise of warrants                                           825,000        825         354,175                         355,000
Deemed dividend on preferred stock                                                        864,000         (864,000)             -
Preferred stock dividend requirement                                                                      (205,163)      (205,163)
Common stock issued in lieu of
  preferred stock dividends                                     70,527         71          73,621                          73,692
Net loss                                                                                                (2,822,989)    (2,822,989)
                                      -------     ------    ----------     ------     -----------     ------------     ----------
Balance at May 31, 1999               175,000      1,750    50,402,687     50,403      37,749,483      (34,648,103)     3,153,533

Conversion of preferred stock        (175,000)    (1,750)    3,095,612      3,096          (1,346)                              -
Exercise of options and warrants                             2,169,831      2,169       2,816,542                       2,818,711
Preferred stock dividend requirement                                                                       (94,122)       (94,122)
Common stock issued in lieu of
  preferred stock dividends                                    253,200        253         287,479                         287,732
Stock options granted for services                                                         87,000                          87,000
Net earnings                                                                                             1,690,916      1,690,916
                                      -------     ------    ----------    -------     -----------     ------------     ----------
Balance at May 31, 2000                     -          -    55,921,330    $55,921     $40,939,158     $(33,051,309)    $7,943,770
                                      =======     ======    ==========    =======     ===========     ============     ==========

The accompanying notes are an integral part of this statement.

                        Vasomedical, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year ended May 31,
                                                                          ------------------
                                                         2000                    1999                     1998
                                                         ----                    ----                     ----
Cash flows from operating activities
  Net earnings (loss)                                $1,690,916              $(2,822,989)             $(3,802,195)
                                                     ----------               ----------               ----------
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities
      Depreciation and amortization                     483,627                  463,859                  363,101
      Provision for doubtful accounts                   400,000
      Deferred income taxes                            (400,000)
      Stock options granted for services                 87,000
      Changes in operating assets and liabilities
        Accounts receivable                          (3,647,378)                (609,091)                (919,693)
        Inventories                                    (281,337)                (367,791)                 203,096
        Other assets                                   (286,478)                 (12,485)                 (78,691)
        Accounts payable, accrued expenses and
         other current liabilities                      630,164                  587,915                  211,687
        Other liabilities                               164,000                 (267,000)                 164,370
                                                     ----------               ----------               ----------
                                                     (2,850,402)                (204,593)                 (56,130)
                                                     ----------               ----------               ----------
     Net cash used in operating activities           (1,159,486)              (3,027,582)              (3,858,325)
                                                     ----------               ----------               ----------
Cash flows from investing activities
  Purchase of property and equipment                   (279,033)                 (17,229)                (123,056)
                                                     ----------               ----------               ----------
     Net cash used in investing activities             (279,033)                 (17,229)                (123,056)
                                                     ----------               ----------               ----------
Cash flows from financing activities
  Proceeds from exercise of options and warrants      2,818,711                  355,000                  484,463
  Proceeds from issuance of preferred stock, net                                                        6,111,900
                                                     ----------               ----------               ----------
     Net cash provided by financing activities        2,818,711                  355,000                6,596,363
                                                     ----------               ----------               ----------
      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                     1,380,192               (2,689,811)               2,614,982
Cash and cash equivalents - beginning of year         1,678,175                4,367,986                1,753,004
                                                     ----------               ----------               ----------
Cash and cash equivalents - end of year              $3,058,367               $1,678,175               $4,367,986
                                                     ==========               ==========               ==========
Non-cash investing and financing activities were
 as follows:

  Deemed dividend on preferred stock                                            $864,000               $1,132,000
  Issuance of common stock in lieu of preferred
   dividends                                             $94,122                  73,692                   34,580
  Inventories transferred to property and equipment,
     attributable to operating leases - net               31,554                 452,000                   71,647

The accompanying notes are an integral part of these statements.

                        Vasomedical, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2000, 1999 and 1998

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP enhanced external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, atraumatic treatment of patients with cardiovascular disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, substantially all of the Company's revenues have been generated from customers in the United States.

     A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  majority-owned  subsidiary.   Significant  intercompany  accounts  and
transactions have been eliminated.

     Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets, which range from three to seven years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. Leasehold improvements are amortized over the shorter of the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

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

     Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery and customer acceptance. The Company has also entered into lease agreements for its EECP system that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees which have been paid by customers prior to the performance of extended warranty services.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements." The Company will adopt the provisions of SAB 101 in the first quarter of fiscal 2001 and anticipates that such adoption will not have a material impact on the Company's financial statements.

     Concentrations of Credit Risk

     The Company markets the EECP system principally to hospitals, clinics and other cardiac health care providers. The Company performs credit evaluations of its customers' financial condition and, as a consequence, believes that its receivable credit risk exposure is limited. Receivables are generally due within 60-90 days.

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

     Net Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares from stock options, warrants and convertible preferred stock are excluded in computing basic and diluted net loss per share for fiscal 1999 and 1998 as their effects would be antidilutive.

     Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note E, pro forma disclosure of the effect on net earnings
(loss) and net earnings (loss) per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

     Statements of Cash Flows

     The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

NOTE B - INVENTORIES

                                                        May 31,
                                                        -------
     Inventories consist of the following:      2000                1999
                                                ----                ----
          Raw materials                       $545,924             $79,174
          Finished goods                       361,060             514,919
                                              --------            --------
                                              $906,984            $594,093
                                              ========            ========

NOTE C - PROPERTY AND EQUIPMENT

                                                                      May 31,
                                                                      ------
     Property and equipment is summarized as follows:          2000           1999
                                                               ----           ----
          Office, laboratory and other equipment             $413,070       $273,354
          EECP units under operating leases                   416,000        624,000
          Furniture and fixtures                               81,232         81,232
          Construction in progress                            139,317
          Leasehold improvements                               95,610         95,610
                                                            ---------      ---------
                                                            1,145,229      1,074,196
          Less accumulated depreciation and amortization     (596,913)      (502,828)
                                                            ---------      ---------
                                                            $ 548,316      $ 571,368
                                                            =========      =========

NOTE D - STOCKHOLDERS' EQUITY AND WARRANTS

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

Fiscal 2000
 In fiscal 2000, all 175,000 shares of Series C preferred stock were converted into 3,095,612 shares of common stock. In addition, warrants to purchase 1,435,000 shares of common stock were exercised (net of 101,910 shares offered in payment in lieu of cash), aggregating $1,272,000 in proceeds to the Company. Subsequent to May 31, 2000, warrants to purchase 413,712 shares of common stock were exercised, aggregating $861,000 in proceeds to the Company.

Warrants

    Warrant activity for the years ended May 31, 1998, 1999 and 2000 is summarized as follows:

                            Non-employee
                              Directors     Employees      Consultants      Total       Price Range
                            ------------    ---------      -----------      -----       -----------
Balance at June 1, 1997       1,175,000      1,950,000      1,218,001     4,343,001     $.25 - $1.50
  Issued                              -              -      1,144,117     1,144,117    $2.08 - $2.18
  Exercised                     (50,000)       (30,000)     (483,406)      (563,406)    $.25 - $2.18
  Canceled/retired                    -              -       (50,000)       (50,000)           $1.50
                              ---------      ---------     ---------      ---------     ----   -----
Balance at May 31, 1998       1,125,000      1,920,000     1,828,712      4,873,712     $.38 - $2.18
  Exercised                    (300,000)      (525,000)            -       (825,000)    $.38 -  $.45
  Canceled/retired             (425,000)      (120,000)     (450,000)      (995,000)    $.91 - $1.50
                              ---------      ---------     ---------      ---------     ----   -----
Balance at May 31, 1999         400,000      1,275,000     1,378,712      3,053,712     $.38 - $2.18
  Exercised                    (400,000)      (525,000)     (510,000)    (1,435,000)    $.38 - $2.18
                              ---------      ---------     ---------      ---------     ----   -----
Balance at May 31, 2000               -        750,000       868,712      1,618,712     $.45 - $2.08
                              =========      =========     =========      =========     ====   =====
Number of shares exercisable          -        750,000       868,712      1,618,712     $.45 - $2.08
                              =========      =========     =========      =========     ====   =====

     The weighted-average fair value of warrants granted during fiscal 1998 was $.80.

     The following table summarizes information about warrants outstanding and exercisable at May 31, 2000:

                                   Warrants Outstanding and Exercisable

                                                   Weighted
                                Number              Average
                             Outstanding and       Remaining            Weighted
                             Exercisable at      Contractual Life       Average
Range of Exercise Prices     May 31, 2000            (yrs.)          Exercise Price
------------------------     ------------        ----------------    --------------
$.45                            750,000                2.1                $.45
$.91                            200,000                6.4                $.91
$1.44                           100,000                 .8               $1.44
$2.08                           568,712                2.1               $2.08
                              ---------                ---               -----
                              1,618,712                2.5               $1.14
                              =========                ===               =====

NOTE E - OPTION PLANS

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

    In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the 1997 Plan by 1,000,000 shares to 2,800,000 shares. In addition, the Board of Directors granted stock options under the 1997 Plan to a consultant to purchase 150,000 shares of common stock at an exercise price of $.875 per share (which represented the fair market value of the underlying common stock at the time of grant). The stock options granted to the consultant were contingent upon meeting certain performance criteria. The stock options were fair-valued at $87,000 for which the Company recorded a charge to operations in fiscal 2000, commensurate with the satisfaction of the performance criteria defined therein.

1999 Stock Option Plan

     In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that it will be administered by a committee of the Board of Directors of the Company and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expires July 12, 2009. Subsequent to May 31, 2000, the Board of Directors granted stock options under the 1999 Plan to employees and a consultant to purchase an aggregate of 191,500 shares and 30,000 shares of common stock, respectively, at exercise prices ranging from $4.28 to $4.94 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). The stock options issued to the consultant were fair-valued at $126,000 for which the Company will record a charge to operations in the periods that the options vest, as defined.

     In July 2000, the Company's Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares.

     Activity under all the plans for the years ended May 31, 1998, 1999 and 2000 is summarized as follows:

                                                                 Outstanding Options
                                                     ----------------------------------------------
                                Shares Available     Number of       Exercise      Weighted Average
                                   for Grant          Shares      Price per Share   Exercise Price
                                ----------------     ---------    ---------------  ----------------
Balance at June 1, 1997             798,907          1,026,093     $.78   -  $3.44         $2.97
  Shares authorized               1,800,000                  -                   -             -
  Plans terminated                 (699,357)                 -                   -             -
  Options granted                (1,054,050)         1,054,050    $1.77   -  $2.44         $1.91
  Options exercised                       -             (5,000)              $1.03         $1.03
  Options canceled                   10,000            (15,000)   $1.91   -  $3.44         $2.42
                                 ----------          ---------    ----------------         -----
Balance at May 31, 1998             855,500          2,060,143     $.78   -  $3.44         $2.44
  Shares authorized               1,000,000
  Options granted                (1,853,500)         1,853,500     $.75   -   $.88          $.87
  Options canceled                   38,500            (58,500)    $.88   -  $1.91         $1.36
                                 ----------          ---------    ----------------         -----
Balance at May 31, 1999              40,500          3,855,143     $.75   -  $3.44         $1.70
  Shares authorized               2,000,000
  Options granted                (1,270,000)         1,270,000     $1.22  - $5.15          $1.95
  Options exercised                       -           (836,741)     $.75  -  $3.44         $1.85
  Options canceled                  134,668           (144,668)     $.88  -  $1.91         $1.47
                                 ----------          ---------    ----------------         -----
Balance at May 31, 2000             905,168          4,143,734      $.78  -  $5.15         $1.76
                                 ==========          =========     ===============         =====

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2000:

                                           Options Outstanding                      Options Exercisable
                             --------------------------------------------------     -------------------

                                                 Weighted
                                                  Average                                          Weighted
                                 Number          Remaining         Weighted          Number        Average
                              Outstanding at  Contractual Life      Average      Exercisable at    Exercise
Range of Exercise Prices       May 31, 2000       (yrs.)         Exercise Price    May 31, 2000      Price
------------------------      --------------  ----------------   --------------  --------------    --------
$.75   -  $.88                  1,514,515          6.1                $.86          1,061,846        $.87
$1.22  -  $1.78                   973,900          9.3               $1.37             33,900       $1.77
$1.91  -  $2.44                   839,319          7.7               $1.93            534,981       $1.94
$3.44  -  $5.15                   816,000          7.2               $3.69            621,000       $3.60
                                ---------          ---               -----          ---------       -----
                                4,143,734          7.4               $1.76          2,251,727       $1.89
                                =========          ===               =====          =========       =====

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

Fiscal year ended May 31,              2000           1999         1998
-------------------------              ----           ----         ----

Expected life (years)                     5               5           5
Expected volatility                     80%             80%         85%
Risk-free interest rate                6.0%            4.4%        5.7%

     The following are the pro forma net earnings (loss) and net earnings (loss) per share - basic and diluted amounts for fiscal 2000, 1999 and 1998, as if compensation expense for stock-based awards had been determined based on their estimated fair value at the date of grant:

                                            2000            1999             1998
                                            ----            ----             ----
Pro forma net earnings (loss)             $576,435       $(5,534,569)     $(5,702,635)
Pro forma net earnings (loss) per share
- basic and diluted                           $.01             $(.11)           $(.12)

     The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $2.75, $.58 and $1.34, respectively. At May 31, 2000, there were approximately 16,400,000 remaining authorized shares of common stock after reserves for all stock option plans, stock warrants and shareholders' rights.

NOTE F   EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                              For the fiscal year ended May 31,
                                              --------------------------------
                                            2000            1999            1998
                                            ----            ----            ----
Numerator:
   Basic earnings (loss)                $1,690,916      $(2,822,989)    $(3,802,195)
      Preferred stock dividends            (94,122)      (1,069,163)     (1,228,717)
                                        ----------      -----------     -----------
   Diluted earnings (loss)              $1,596,794      $(3,892,152)    $(5,030,912)
                                        ==========      ===========     ===========
Denominator:
   Basic - weighted average shares      52,580,623       49,371,574      47,873,711
    Stock options                        1,389,607                -               -
    Warrants                             1,428,678                -               -
    Convertible preferred stock          1,743,041                -               -
                                        ----------      -----------     -----------
   Diluted - weighted average shares    57,141,949       49,371,574      47,873,711
                                        ==========      ===========     ===========
Basic and diluted earnings (loss) per
 share                                       $0.03            $(.08)          $(.11)
                                             =====            =====           =====

NOTE G - REVENUE CONCENTRATIONS

     In fiscal 1999, the Company had sales to one customer, accounting for 21% of the Company's revenues. No single customer accounted for greater than 10% of the Company's revenues in fiscal 1998 and 2000.

NOTE H - INCOME TAXES

    In fiscal 2000, the Company recorded a deferred tax benefit of $400,000 resulting from the recognition of a deferred tax asset summarized as follows:

                                                                           May 31,
                                                                           ------
                                                        2000                1999                1998
                                                        ----                ----                ----
   Deferred tax assets

    Net operating loss and other carryforwards       $14,627,000         $11,913,000         $10,908,000
    Accrued compensation                                  12,500              92,000             120,000
    Bad debts                                            187,000                   -                   -
    Other                                                238,500             247,000             268,000
                                                     -----------         -----------         -----------
         Total gross deferred tax assets              15,065,000          12,252,000          11,296,000
    Valuation allowance                              (14,665,000)        (12,252,000)        (11,296,000)
                                                     -----------         -----------         -----------
                                                     $   400,000         $         -         $         -
                                                     ===========         ===========         ===========

     Management has established a valuation allowance for a portion of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income.

     At May 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $42,685,000, expiring at various dates from 2003 through 2020.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                          2000                   1999                    1998
                                          ----                   ----                    ----
                                         Amount        %        Amount        %         Amount        %
                                         ------        -        ------        -         ------        -
Federal statutory rate                  $387,911     34.0     $(959,816)    (34.0)    $(1,292,746)  (34.0)
State taxes, net of federal benefit       83,451      7.3      (275,455)     (9.7)       (304,175)   (8.0)
Permanent differences                     89,756      7.8        86,165       3.1          92,611     2.4
Utilization of current year net operating
  loss generating no tax benefit        (561,118)   (49.1)    1,149,106      40.6       1,504,310    39.6
Adjustment of valuation allowance       (400,000)   (35.0)            -         -               -       -
                                       ---------     ----     ---------      ----      ----------    ----
                                       $(400,000)   (35.0)    $       -         -      $        -       -
                                       =========     ====     =========      ====      ==========    ====

     Under current tax law, the utilization of tax attributes will be restricted if an ownership change, as defined, were to occur. Section 382 of the Internal Revenue Code provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating and other loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the "Section 382 Limitation" for each year (generally, the product of the fair market value of the corporation's stock at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). The Company's ability to use its loss carryforwards would be limited in the event of an ownership change.


NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company maintains employment agreements with its executive officers, expiring at various dates through January 2002. In January 2000, the Board of Directors appointed a new President and CEO and approved a one-year employment agreement for annual compensation of $180,000, including a grant of non-qualified stock options to purchase 600,000 shares of common stock at $1.21 per share, subject to vesting provisions, as defined. Additionally, all such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, the employee has the right to receive, as a lump-sum payment, certain compensation remaining to be paid for the balance of the term of the agreement.

     Approximate aggregate minimum annual compensation obligations under active employment agreements at May 31, 2000, are summarized as follows:

                       Fiscal Year              Amount
                       -----------              ------
                              2001            $403,000
                              2002              93,000
                                              --------
                                              $496,000
                                              ========

Leases

    The Company occupies office and warehouse space under a noncancelable operating lease which expires on October 31, 2000. Rent expense was $130,000, $125,000 and $121,000 in fiscal 2000, 1999 and 1998, respectively. In April 2000, the Company exercised its option under the lease to purchase the building and is presently negotiating the purchase price, which it expects to finance through a mortgage lender. In the event the Company is unsuccessful in its negotiations, it has the right to renew the aforementioned lease through October 2005.

     Approximate aggregate minimum annual obligations under this lease agreement and other equipment leasing agreements at May 31, 2000 are summarized as follows:

                       Fiscal Year              Amount
                       -----------              ------
                              2001            $113,000
                              2002              19,000
                              2003              16,000
                                              --------
                                              $148,000
                                              ========

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

401(k) Plan

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. No Company contributions were made for the fiscal years ended May 31, 2000, 1999 and 1998.

Agreement with VAMED

    In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP system, subject to certain performance standards, as defined. At May 31, 2000, the Company had outstanding purchase commitments of $389,000. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

                                  EXHIBIT INDEX

Exhibit No.

(10)      1999 Stock Option Plan, as amended

(23)      Consent of Grant Thornton LLP

(27)      Financial Data Schedule