Form 10-Q
period 2000-08-31
VASOMEDICAL INC
filed 2000-09-26
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2000

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at September 22, 2000                   56,389,042


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X] No [ ]
                                        ---     --

                        Vasomedical, Inc. and Subsidiary



                                     INDEX



PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements (unaudited)                           Page
                                                                            ----
                Consolidated Condensed Balance Sheets as of
                        August 31, 2000 and May 31, 2000                      3

                Consolidated Condensed Statements of Earnings for the
                        Three Months Ended August 31, 2000 and 1999           4

                Consolidated Condensed Statement of Changes in Stockholders'
                        Equity for the Period from June 1, 2000 to
                        August 31, 2000                                       5

                 Consolidated Condensed Statements of Cash Flows for the
                        Three Months Ended August 31, 2000 and 1999           6


                Notes to Consolidated Condensed Financial Statements          7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9

PART II - OTHER INFORMATION                                                  11

                        Vasomedical, Inc. and Subsidiary

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      August 31,     May 31,
                                                                        2000          2000
                                                                        ----          ----
                                                                     (unaudited)    (audited)
                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $4,456,597    $3,058,367
     Accounts receivable, net of allowance for doubtful
           accounts of $451,000 at August 31, 2000
           and $400,000 at May 31, 2000                                5,267,723     4,832,810
     Inventories                                                       1,363,846       906,984
     Deferred income taxes                                               758,000       400,000
     Other current assets                                                470,796       479,267
                                                                     -----------   -----------
            Total current assets                                      12,316,962     9,677,428

PROPERTY AND EQUIPMENT, net                                              600,804       548,316
CAPITALIZED COST IN EXCESS OF FAIR
  VALUE OF NET ASSETS ACQUIRED, net of accumulated amortization of $1,210,041 and $1,136,517 at August 31, 2000 and May 31,
   2000, respectively                                                    301,907       355,181
OTHER ASSETS                                                               8,037         8,037
                                                                     -----------   -----------
                                                                     $13,227,710   $10,588,962
                                                                     ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $1,688,023    $1,219,803
     Accrued warranty and customer support expenses                      249,000       258,000
     Accrued professional fees                                           167,120       276,000
     Accrued commissions                                                 374,415       543,389
                                                                     -----------   -----------
           Total current liabilities                                   2,478,558     2,297,192

ACCRUED WARRANTY COSTS                                                   186,000       129,000
OTHER LONG-TERM LIABILITIES                                               11,000        16,000
DEFERRED REVENUES                                                        332,917       203,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                           -             -
     Common stock, $.001 par value; 110,000,000 shares authorized;
      56,339,042 and 55,921,330 shares at August 31, 2000 and
      May 31, 2000, respectively, issued and outstanding                  56,339        55,921
     Additional paid-in capital                                       41,813,886    40,939,158
     Accumulated deficit                                             (31,650,990)  (33,051,309)
                                                                     -----------   -----------
          Total stockholders' equity                                  10,219,235     7,943,770
                                                                     -----------   -----------
                                                                     $13,227,710   $10,588,962
                                                                     ===========   ===========

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                         Three months ended
                                                         ------------------
                                                              August 31,
                                                              ----------
                                                         2000            1999
                                                         ----            ----
Revenues
 Equipment sales                                      $5,193,909      $2,890,180
 Equipment rentals and services                           50,750         129,300
                                                      ----------      ----------
                                                       5,244,659       3,019,480
                                                      ----------      ----------
Costs and expenses
 Cost of sales and services                            1,311,956         612,270
 Selling, general and administrative                   2,328,508       1,742,316
 Research and development                                442,714         253,148
 Depreciation and amortization                           116,981         121,607
 Provision for doubtful accounts                          51,000            -
 Interest and financing costs                              2,427           2,012
 Interest and other income - net                         (51,246)        (20,022)
                                                      ----------      ----------
                                                       4,202,340       2,711,331
                                                      ----------      ----------
 NET EARNINGS BEFORE
    INCOME TAXES                                       1,042,319         308,149
  Deferred income tax benefit                            358,000            -
                                                      ----------      ----------
 NET EARNINGS                                          1,400,319         308,149

  Preferred stock dividend requirement                      -            (38,463)
                                                      ----------      ----------
 EARNINGS APPLICABLE TO
  COMMON STOCK                                        $1,400,319        $269,686
                                                      ==========      ==========
Earnings per common
 share (basic and diluted)                                  $.02            $.01
                                                            ====            ====
Weighted average common shares
 outstanding
  Basic                                               56,129,057      50,850,526
                                                      ==========      ==========
  Diluted                                             59,694,225      56,216,368
                                                      ==========      ==========

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                            Total
                                                           Additional        Accum-         stock
                                         Common Stock       paid-in          ulated         holders'
                                       Shares     Amount    capital          deficit        equity
                                       ------     ------   ----------        -------        -------
Balance at June 1, 2000              55,921,330   $55,921   $40,939,158   $(33,051,309)  $ 7,943,770
Exercise of options and warrants        417,712       418       867,728                      868,146
Stock options granted for services                                7,000                        7,000
Net earnings                                                                 1,400,319     1,400,319
                                     ----------   -------   -----------   ------------   -----------
Balance at August 31, 2000           56,339,042   $56,339   $41,813,886   $(31,650,990)  $10,219,235
                                     ==========   =======   ===========   ============   ===========

The accompanying notes are an integral part of this condensed statement.

                        Vasomedical, Inc. and Subsidiary

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Three months ended
                                                                      ------------------
                                                                            August 31,
                                                                            ----------
                                                                         2000       1999
                                                                         ----       ----
Cash flows from operating activities
 Net earnings                                                         $1,400,319   $308,149
                                                                      ---------- ----------
 Adjustments to reconcile net earnings
  to net cash provided by operating activities
   Depreciation and amortization                                         116,981    121,607
   Provision for bad debts                                                51,000       -
   Deferred income taxes                                                (358,000)
   Stock options granted for services                                      7,000     58,000
   Changes in operating assets and liabilities
    Accounts receivable                                                 (485,913)   (86,930)
    Inventories                                                         (467,808)    29,676
    Other current assets                                                   8,472     49,193
    Accounts payable, accrued expenses and other current
     liabilities                                                         181,366   (130,680)
    Other liabilities                                                    181,917    (47,000)
                                                                      ---------- ----------
                                                                        (764,985)    (6,134)
                                                                      ---------- ----------
  Net cash provided by operating activities                              635,334    302,015
                                                                      ---------- ----------
Cash flows from investing activities
 Purchase of property and equipment                                     (105,250)   (16,967)
                                                                      ---------- ----------
  Net cash used in investing activities                                 (105,250)   (16,967)
                                                                      ---------- ----------
Cash flows from financing activities
 Proceeds from exercise of options and warrants                          868,146     51,250
                                                                      ---------- ----------
  Net cash provided by financing activities                              868,146     51,250
                                                                      ---------- ----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,398,230    336,298
Cash and cash equivalents - beginning of period                        3,058,367  1,678,175
                                                                      ---------- ----------
Cash and cash equivalents - end of period                             $4,456,597 $2,014,473
                                                                      ========== ==========


Non-cash investing and financing activities were as follows:
Issuance of common stock in lieu of preferred dividends                     -       $32,608
Inventories transferred to (from) property and equipment,
 attributable to operating leases - net                                 $(10,944)   (57,334)

The accompanying notes are an integral part of these condensed statements.

                        Vasomedical, Inc. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 2000
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION
        The consolidated condensed balance sheet as of August 31, 2000 and the related consolidated condensed statements of earnings for the three-month periods ended August 31, 2000 and 1999, changes in stockholders' equity for the three-month period ended August 31, 2000 and cash flows for the three-month periods ended August 31, 2000 and 1999 have been prepared by Vasomedical, Inc. and Subsidiary (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2000 and for all periods presented have been made.
        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2000. Results of operations for the periods ended August 31, 2000 and 1999 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                      August 31,     May 31,
                                                      ----------     -------
        Inventories consist of the following:            2000          2000
                                                         ----          ----
                Raw materials                           $748,006     $545,924
                Finished goods                           615,840      361,060
                                                      ----------     --------
                                                      $1,363,846     $906,984
                                                      ==========     ========

NOTE C - STOCKHOLDERS' EQUITY
        In the first quarter of fiscal 2001, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to employees and a consultant to purchase an aggregate of 191,500 shares and 30,000 shares of common stock, respectively, at exercise prices ranging form $4.28 to $4.94 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). The stock options issued to the consultant were fair-valued at $126,000 for which the Company will record a charge to operations in accordance with the terms of the agreement, as defined.
        In the first quarter of fiscal 2001, options and warrants to purchase 417,712 shares of common stock were exercised, aggregating $868,000 in proceeds to the Company. Subsequent to August 31, 2000, options to purchase 50,000 shares of common stock were exercised, aggregating $47,000 in proceeds to the Company.

NOTE D  EARNINGS PER COMMON SHARE
        Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period.

                        Vasomedical, Inc. and Subsidiary

                                August 31, 2000
                                  (unaudited)

NOTE D  EARNINGS PER COMMON SHARE (continued)
        The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended August 31,
                                                           2000           1999
                                                           ----           ----
Numerator:
   Basic earnings                                       $1,400,319      $269,686
      Preferred stock dividends                               -           38,463
                                                        ----------    ----------
   Diluted earnings                                     $1,400,319      $308,149
                                                        ==========    ==========
Denominator:
 Basic  weighted average shares                         56,129,057    50,850,526
        Stock options                                    2,473,640       853,110
        Warrants                                         1,091,528     1,300,926
        Convertible preferred stock                           -        3,211,806
                                                        ----------    ----------
 Diluted  weighted average shares                       59,694,225    56,216,368
                                                        ==========    ==========
Basic and diluted earnings per share                          $.02          $.01
                                                              ====          ====

NOTE E - COMMITMENTS AND CONTINGENCIES
Litigation
----------
        In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP systems. The complaint sought damages in the approximate sum of $50,000,000, declaratory relief and punitive damages. The Company denied the existence of any agreement, and contended that the complaint was frivolous and without merit. The Company also asserted substantial counterclaims. In August 1999, a motion for summary judgment to dismiss the complaint in its entirety was granted. This decision has been appealed.
        In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action seeks damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. The Company and its insurer believe that the complaint is frivolous and without merit and are vigorously defending the claims. Furthermore, management believes that the damages sought under the complaint are fully covered by insurance. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.
        In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is frivolous and without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

Agreement with VAMED
--------------------
        In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP system, subject to certain performance standards, as defined. At August 31, 2000, the Company had outstanding purchase commitments of $684,000. The Company believes that VAMED will be able to meet the Company's needs for EECP systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Results of Operations
---------------------
Three Months Ended August 31, 2000 and August 31, 1999
------------------------------------------------------
        The Company generated revenues from the sale and lease of EECP systems of $5,245,000 and $3,019,000 for the three-month periods ended August 31, 2000 and August 31, 1999, respectively. The Company generated earnings of $1,400,000 and $308,000, respectively, (before deducting $38,000 in preferred stock dividend requirements for the three months ended August 31, 1999) for the three months ended August 31, 2000 and 1999.
        The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of the Company's one-year follow-up quality-of-life outcomes study at the American Heart Association (AHA) annual meeting in November 1999, at the American College of Cardiology (ACC) annual meeting in March 1999 and other scientific meetings.
     Revenue growth in fiscal 2000 was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. The Company estimates the standard national charge to approximate $130 per session of EECP therapy, which may be adjusted by certain geographic indices. This would result in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one- hour outpatient sessions. The assigned code will allow EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors will no longer have the responsibility of establishing reimbursement rates. These events led to revenue growth in recent quarters, aided by the conversion to financed leases or outright sales of units previously placed under rental or fee-for-use arrangements. In July 2000, the American Medical Association's Relative Value Update Committee (RUC), which periodically reviews Medicare reimbursement levels, proposed a 20% increase in payment to Medicare-sponsored healthcare providers of EECP? therapy. If approved by HCFA, the proposed change would increase the national average payment from $127.42 to $153.49 per session effective January 1, 2001. In addition, beginning August 1, 2000, Medicare coverage will be extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. Management expects the aforementioned events to provide a strong foundation for accelerated growth in fiscal 2001.
        Gross margins are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non- domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross margin realized during the current period may not be indicative of future margins.
        Selling, general and administrative (SGA) expenses for the three months ended August 31, 2000 and 1999 were $2,329,000 and $1,742,000, respectively. The increases in SGA expenses of $587,000 from the comparable prior- year fiscal period resulted primarily from increases in sales and marketing personnel and other selling expenses related to increased revenues.

        Research and development (R&D) expenses in the three months ended August 31, 2000 increased by $190,000 from the comparable prior-year period. The increase relates primarily to continued product design and development costs (including an increase in personnel), as well as the initiation of the pivotal study in heart failure (which received FDA approval in July 2000).
        The increase in interest income is the result of larger average cash balances invested during the current period.

Liquidity and Capital Resources
-------------------------------
        The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At August 31, 2000, the Company had a cash balance of $4,457,000 and working capital of $9,838,000, compared to a cash balance of $3,058,000 and working capital of $7,380,000 at May 31, 2000. The Company's operating activities provided cash of $635,000 and $302,000 for the three months ended August 31, 2000 and 1999, respectively. Net cash provided during the three months ended August 31, 2000 consisted primarily of earnings from operations, increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventories.
        Investing activities used net cash of $105,000 and $17,000 during the three months ended August 31, 2000 and 1999, respectively. The principal uses were for the purchase of property and equipment. At August 31, 2000, the Company is in the negotiation process for the purchase of its present facilities. The purchase price, including improvements, is estimated at $1,300,000, which the Company intends to finance with a mortgage lender.
        Financing activities provided cash of $868,000 and $51,000 during the three months ended August 31, 2000 and 1999, respectively. Financing activities during fiscal 2001 and 2000 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. Subsequent to August 31, 2000, the Company received additional cash proceeds of $47,000 from the exercise of Company common stock options.
        Management believes that its working capital position at August 31, 2000, along with the ongoing commercialization of the EECP system and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for at least the next twelve months.


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


                                      VASOMEDICAL, INC.

                              By:     /s/ D. Michael Deignan
                                      ----------------------
                                      D. Michael Deignan
                                      President, Chief Executive Officer
                                      and Director (Principal Executive Officer)

                                      /s/ Joseph A. Giacalone
                                      -----------------------
                                      Joseph A. Giacalone
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

Date:  September 26, 2000