Form 10-Q
period 2000-11-30
VASOMEDICAL INC
filed 2001-01-04
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2000

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                          (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at December 31, 2000                     56,407,042


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)                           Page

              Consolidated Condensed Balance Sheets as of
                    November 30, 2000 and May 31, 2000                     3

              Consolidated Condensed Statements of Earnings for the
                    Six Months Ended November 30, 2000 and 1999            4

              Consolidated Condensed Statement of Changes in Stockholders'
                    Equity for the Period from June 1, 2000 to
                    November 30, 2000                                      5

              Consolidated Condensed Statements of Cash Flows for the
                    Six Months Ended November 30, 2000 and 1999            6


              Notes to Consolidated Condensed Financial Statements         7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9

PART II - OTHER INFORMATION                                               11

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    November 30,    May 31,
                                                                       2000          2000
                                                                       ----          ----
          ASSETS                                                    (unaudited)    (audited)
CURRENT ASSETS
     Cash and cash equivalents                                       $ 3,801,963  $ 3,058,367
     Accounts receivable, net of allowance for doubtful accounts of
           $502,000 at November 30, 2000 and $400,000 at May 31, 2000  7,227,330    4,832,810
     Inventories                                                       1,812,101      906,984
     Deferred income taxes                                             1,186,000      400,000
     Other current assets                                                643,923      479,267
                                                                     -----------  -----------
             Total current assets                                     14,671,317    9,677,428

PROPERTY AND EQUIPMENT, net                                            1,822,521      548,316
CAPITALIZED COST IN EXCESS OF FAIR VALUE OF NET ASSETS
      ACQUIRED, net of accumulated amortization of $1,243,065 and
      $1,136,517 at November 30, 2000 and May 31, 2000, respectively     248,633      355,181
OTHER ASSETS                                                              43,792        8,037
                                                                     -----------  -----------
                                                                     $16,786,263  $10,588,962
                                                                     ===========  ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                          $ 2,281,926  $ 1,219,803
      Accrued warranty and customer support expenses                     368,000      258,000
      Accrued professional fees                                          168,000      276,000
      Accrued commissions                                                487,415      543,389
      Note Payable                                                     1,141,667            -
                                                                     -----------  -----------
             Total current liabilities                                 4,447,008    2,297,192

ACCRUED WARRANTY COSTS                                                   113,000      129,000
OTHER LONG-TERM LIABILITIES                                                    -       16,000
DEFERRED REVENUES                                                        233,514      203,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                              -            -
     Common stock, $.001 par value; 110,000,000 shares authorized;
      56,407,042 and 55,921,330 shares at November 30, 2000 and
      May 31, 2000, respectively, issued and outstanding                  56,407       55,921
     Additional paid-in capital                                       41,892,568   40,939,158
     Accumulated deficit                                             (29,956,234) (33,051,309)
                                                                     -----------  -----------
             Total stockholders' equity                               11,992,741    7,943,770
                                                                     -----------  -----------
                                                                     $16,786,263  $10,588,962
                                                                     ===========  ===========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                         Six months ended         Three months ended
                                         ----------------         ------------------
                                            November 30,             November 30,
                                            ------------             ------------
                                        2000         1999          2000        1999
                                        ----         ----          ----        ----
Revenues
 Equipment sales                     $11,524,944   $5,669,175   $6,331,035   $2,778,995
 Equipment rentals and services          173,677      306,400      122,927      177,100
                                     -----------   ----------   ----------   ----------
                                      11,698,621    5,975,575    6,453,962    2,956,095
                                     -----------   ----------   ----------   ----------
Costs and expenses
 Cost of sales and services            2,960,496    1,369,287    1,648,540      757,017
 Selling, general and administrative   5,279,369    3,348,738    2,950,861    1,606,422
 Research and development                933,600      646,852      490,886      393,704
 Depreciation and amortization           226,230      250,708      109,249      129,101
 Provision for doubtful accounts         102,000            -       51,000            -
 Interest and financing costs              4,546        3,562        2,119        1,550
 Interest and other income - net        (116,695)     (41,447)     (65,449)     (21,425)
                                     -----------   ----------   ----------   ----------
                                       9,389,546    5,577,700    5,187,206    2,866,369
                                     -----------   ----------   ----------   ----------
 NET EARNINGS BEFORE
    INCOME TAXES                       2,309,075      397,875    1,266,756       89,726
  Deferred income tax benefit            786,000            -      428,000            -
                                     -----------   ----------   ----------   ----------
 NET EARNINGS                          3,095,075      397,875    1,694,756       89,726
  Preferred stock dividend requirement         -      (74,243)           -      (35,780)
                                     -----------   ----------   ----------   ----------
 EARNINGS APPLICABLE TO
  COMMON STOCK                        $3,095,075     $323,632   $1,694,756      $53,946
                                     ===========   ==========   ==========   ==========
Earnings per common
 share (basic and diluted)                  $.05         $.01         $.03         $.00
                                            ====         ====         ====         ====
Weighted average common shares
 outstanding
  Basic                               56,255,508   50,971,701   56,383,350   51,092,875
                                     ===========   ==========   ==========   ==========
  Diluted                             59,772,176   55,848,051   59,851,517   55,488,074
                                     ===========   ==========   ==========   ==========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                            Total
                                                           Additional       Accum-          stock
                                         Common Stock        paid-in        ulated         holders'
                                       Shares     Amount      capital       deficit         equity
                                     ---------    ------    -----------   ------------    ----------
Balance at June 1, 2000              55,921,330   $55,921   $40,939,158   $(33,051,309)   $7,943,770
Exercise of options and warrants        485,712       486       953,410                      953,896
Net earnings                                                                 3,095,075     3,095,075
                                     ----------   -------   -----------   ------------   -----------
Balance at November 30, 2000         56,407,042   $56,407   $41,892,568   $(29,956,234)  $11,992,741
                                     ==========   =======   ===========   ============   ===========

















The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Six months ended
                                                                      ----------------
                                                                         November 30,
                                                                         ------------
                                                                     2000          1999
                                                                     ----          ----
Cash flows from operating activities
 Net earnings                                                      $3,095,075   $  397,875
                                                                   ----------   ----------
 Adjustments to reconcile net earnings
 to net cash used in operating activities
  Depreciation and amortization                                       226,230      250,708
  Provision for bad debts                                             102,000            -
  Deferred income taxes                                              (786,000)           -
  Stock options granted for services                                        -       58,000
  Changes in operating assets and liabilities
   Accounts receivable                                             (2,496,520)  (1,019,050)
   Inventories                                                     (1,002,730)     166,164
   Other current assets                                              (164,655)      14,443
   Other assets                                                       (36,047)      22,076
   Accounts payable, accrued expenses and other current liabilities 1,008,150      (71,982)
   Other liabilities                                                   (1,486)     (18,000)
                                                                   ----------   ----------
                                                                   (3,151,058)    (597,641)
                                                                   ----------   ----------
  Net cash used in operating activities                               (55,983)    (199,766)
                                                                   ----------   ----------
Cash flows from investing activities
 Purchase of property and equipment                                (1,295,984)     (30,913)
                                                                   ----------   ----------
  Net cash used in investing activities                            (1,295,984)     (30,913)
                                                                   ----------   ----------
Cash flows from financing activities
 Proceeds from notes                                                1,141,667            -
 Proceeds from exercise of options and warrants                       953,896       51,250
                                                                   ----------   ----------
  Net cash provided by financing activities                         2,095,563       51,250
                                                                   ----------   ----------
  NET INCREASE/(DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          743,596     (179,429)
Cash and cash equivalents - beginning of period                     3,058,367    1,678,175
                                                                   ----------   ----------
Cash and cash equivalents - end of period                          $3,801,963   $1,498,746
                                                                   ==========   ==========


Non-cash investing and financing activities were as follows:
Issuance of common stock in lieu of preferred dividends                     -      $50,962
Inventories transferred (from)/to property and equipment,
 attributable to operating leases - net                               $97,612        8,444




The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               November 30, 2000
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION
     The consolidated condensed balance sheet as of November 30, 2000 and the related consolidated condensed statements of earnings for the six-month periods ended November 30, 2000 and 1999, changes in stockholders' equity for the six-month period ended November 30, 2000 and cash flows for the six-month periods ended November 30, 2000 and 1999 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2000 and for all periods presented have been made.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2000. Results of operations for the periods ended November 30, 2000 and 1999 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                        November 30,     May 31,
                                                        ------------     -------
        Inventories consist of the following:              2000           2000
                                                           ----           ----
                Raw materials                           $1,485,601      $545,924
                Finished goods                             326,500       361,060
                                                        ----------      --------
                                                        $1,812,101      $906,984
                                                        ==========      ========

NOTE C - NOTE PAYABLE

     In November 2000, the Company purchased its present operating facilities and secured a note payable from a financial institution for $1,141,667. The note bears interest at the Libor Rate plus 150 basis points (approximately 8% at November 30, 2000) and is due in monthly payments of interest only, with a balloon payment due in May 2001. The note is secured by the building, and the Company maintains a restricted cash balance with the financial institution for the amount of the note during its term. The Company has received long-term financing commitments under two programs sponsored by New York State at favorable fixed interest rates. The existing note will be refinanced under these commitments by May 2001.

NOTE D - STOCKHOLDERS' EQUITY
     In the first half of fiscal 2001, the Board of Directors granted stock options under the 1999 Stock Option Plan to employees to purchase an aggregate of 528,000 shares of common stock at exercise prices ranging from $3.88 to $4.69 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).
     In the first half of fiscal 2001, options and warrants to purchase 485,712 shares of common stock were exercised, aggregating $953,896 in proceeds to the Company.

                       Vasomedical, Inc. and Subsidiaries

                               November 30, 2000
                                  (unaudited)

NOTE E - EARNINGS PER COMMON SHARE
     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period.
     The following table sets forth the computation of basic and diluted earnings per share:

                                     Six months ended November 30,  Three months ended November 30,
                                          2000           1999             2000           1999
                                          ----           ----             ----           ----
Numerator:
 Basic earnings                        $ 3,095,075   $   397,875        $1,694,756  $    89,726
  Preferred stock dividends                      -        74,243                 -       35,780
                                       -----------   -----------        ----------  -----------
 Diluted earnings                      $ 3,095,075   $   323,632        $1,694,756  $    53,946
                                       ===========   ===========        ==========  ===========
Denominator:
 Basic - weighted average shares        56,255,508    50,971,701        56,383,350   51,092,875
        Stock options                    2,391,063       621,009         2,308,485      388,907
        Warrants                         1,125,605     1,178,631         1,159,682    1,056,337
        Convertible preferred stock              -     3,076,710                 -    2,949,955
                                       -----------   -----------        ----------  -----------
 Diluted - weighted average shares      59,772,176    55,848,051        59,851,517   55,488,074
                                       ===========   ===========        ==========  ===========

NOTE F - COMMITMENTS AND CONTINGENCIES
Litigation
----------
     In May 1996, an action was commenced in the Supreme Court of the State of New York, Nassau County, against the Company, its directors and certain of its officers and employees for the alleged breach of an agreement to appoint a non-affiliated party as its exclusive distributor of EECP(R) systems. In August 1999, a motion for summary judgment to dismiss the complaint in its entirety was granted. In November 2000, this dismissal was affirmed on appeal.
     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action sought damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. In October 2000, the court dismissed the plaintiff's complaint in its entirety.
     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is frivolous and without merit and is vigorously defending the claims. This matter is in its preliminary stages, and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

Agreement with VAMED
--------------------
     In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its current EECP(R) system, subject to certain performance standards, as defined. At November 30, 2000, the Company had outstanding purchase commitments of $972,000. The Company believes that VAMED will be able to meet the Company's needs for EECP(R) systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Results of Operations
---------------------
Six Months and Three Months Ended November 30, 2000 and 1999
------------------------------------------------------------
     The Company generated revenues from the sale and lease of EECP(R) systems of $11,699,000 and $5,976,000 for the six-month periods ended November 30, 2000 and 1999, respectively and $6,454,000 and $2,596,000 for the three-month periods ended November 30, 2000 and 1999 respectively. The Company generated earnings of $3,095,000 and $398,000, respectively (before deducting $74,000 in preferred stock dividend requirements for the six months ended November 30, 1999), for the six months ended November 30, 2000 and 1999 and earnings of $1,695,000 and $90,000, respectively (before deducting $36,000 in preferred stock dividend requirements for the three months ended November 30, 1999), for the three months ended November 30, 2000 and 1999.
     The number of cardiology practices and hospitals interested in becoming providers of enhanced external counterpulsation (EECP) increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 38 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month and twelve-month post-treatment outcomes reported by the International EECP Patient Registry and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.
     Revenue growth in the prior fiscal period (fiscal 2000) was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, which became effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. The Company estimates the standard national charge to approximate $130 per session of EECP therapy, which may be adjusted by certain geographic indices. This would result in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code will allow EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors will no longer have the responsibility of establishing reimbursement rates. Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. These events led to an increased demand for EECP therapy and EECP(R) equipment and, consequently, to revenue growth. An 11% increase in the reimbursement rate for EECP therapy has been approved by HCFA with effect from January 1, 2001. This raises the average Medicare payment to $143.85.
     Gross margins are dependent on a number of factors, particularly the mix of EECP(R) units sold and rented during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non- domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP(R) equipment) and the amount and nature of training and other initial costs required to place the EECP(R) system in service for customer use. Consequently, the gross margin realized during the current period may not be indicative of future margins.
     Selling, general and administrative (SG&A) expenses for the six months ended November 30, 2000 and 1999 were $5,279,000 and $3,349,000, respectively, and $2,951,000 and $1,606,000, respectively, for the three months ended November 30, 2000 and 1999. The increases in SG&A expenses of $1,930,000 and $1,345,000 from the comparable prior-year fiscal periods resulted primarily from increases in administration, sales and marketing personnel, as well as other selling expenses related to increased revenues.

     Research and development (R&D) expenses in the six and three months ended November 30, 2000 increased by $287,000 and $97,000 from the comparable prior-year periods. The increases relate primarily to continued product design and development costs (including an increase in personnel), as well as the initiation of the pivotal study in heart failure (which received FDA approval in July 2000). The Company's newly developed EECP system, Model TS-3, received FDA 510(k) clearance to market in December 2000.
     The increase in interest income is the result of larger average cash balances invested during the current period.

Liquidity and Capital Resources
-------------------------------
     The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At November 30, 2000, the Company had a cash balance of $3,802,000 and working capital of $10,224,000, compared to a cash balance of $3,058,000 and working capital of $7,380,000 at May 31, 2000. The Company's operating activities used cash of $56,000 and $200,000 for the six months ended November 30, 2000 and 1999, respectively. Net cash used during the six months ended November 30, 2000 consisted primarily of earnings from operations, increases in accounts payable and accrued expenses, offset by increases in accounts receivable, other current assets and inventories. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS-3 system, which was recently cleared for marketing by the FDA.
     Investing activities used net cash of $1,296,000 and $31,000 during the six months ended November 30, 2000 and 1999, respectively. The principal uses were for the purchase of property and equipment, including the purchase of the Company's present operating facilities in mid-November 2000. The purchase price, including planned improvements, is estimated at $1,400,000. The Company has secured long-term financing at favorable interest rates through two financing programs sponsored by New York State, which are expected to close in early 2001 upon the completion of building renovations. In the interim period, the Company has secured bridge financing with a financial institution for a period of six months, for which $1,141,667 cash has been restricted as collateral.
     Financing activities provided cash of $2,096,000 and $51,000 during the six months ended November 30, 2000 and 1999, respectively. Financing activities during fiscal 2001 and 2000 consisted primarily from the November 2000 transaction to finance the purchase of the Company's operating facilities, as well as $954,000 from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants.
     Management believes that its working capital position at November 30, 2000, along with the ongoing commercialization of the EECP(R) system and possible further proceeds from the exercise of options and warrants, will make it possible for the Company to support its internal overhead expenses and to implement its business plans for at least the next twelve months.


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

                       VASOMEDICAL, INC. AND SUBSIDIARIES
                       ----------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - LEGAL PROCEEDINGS:

        Previously reported.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The registrant held its Annual Meeting of Stockholders on October 11, 2000.
     B. Not applicable.
     C. Four directors were elected at the Annual Meeting to serve in Class II until the Annual Meeting of Stockholders for fiscal 2002. They are Abraham E. Cohen, John C.K. Hui, Photios T. Paulson and Forrest R. Whittaker. One director,
D. Michael Deignan, was elected at the Annual Meeting to serve in Class III until the Annual Meeting of Stockholders for fiscal 2001. The minimum number of votes cast in favor of their elections was 52,237,246.

     The other matter voted upon was the ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 2001. The votes cast are as follows:

          Votes For: 52,174,296; Votes Against: 123,490; Votes Abstained: 94,212

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits:
          No. 10 Employment Agreement dated December 1, 2000 between Registrant and D. Michael Deignan
          No.  27 Financial Data Schedule

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

Date:  January 3, 2001