Form 10-Q
period 2001-02-28
VASOMEDICAL INC
filed 2001-03-27
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2001

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at March 27, 2001                      56,945,453


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)                              Page
                                                                            ----
              Consolidated Condensed Balance Sheets as of
                     February 28, 2001 and May 31, 2000                       3

              Consolidated Condensed Statements of Earnings for the
                     Nine and Three Months Ended February 28, 2001 and
                     February 29, 2000                                        4

              Consolidated Condensed Statement of Changes in Stockholders'
                     Equity for the Period from June 1, 2000 to
                     February 28, 2001                                        5

              Consolidated Condensed Statements of Cash Flows for the
                     Nine Months Ended February 28, 2001 and
                     February 29, 2000                                        6


              Notes to Consolidated Condensed Financial Statements            7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

PART II - OTHER INFORMATION                                                   11

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      February 28,     May 31,
                                                                         2001           2000
                                                                       (unaudited)    (audited)
                                                                       -----------   -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $ 4,655,317   $ 3,058,367
     Accounts receivable, net of allowance for doubtful accounts of
           $425,000 at February 28, 2001 and $400,000 at May 31, 2000    8,092,288     4,832,810
     Inventories                                                         2,573,454       906,984
     Deferred income taxes                                               1,638,000       400,000
     Other current assets                                                  463,243       479,267
                                                                       -----------   -----------
            Total current assets                                        17,422,302     9,677,428

PROPERTY AND EQUIPMENT, net                                              2,049,842       548,316
CAPITALIZED COST IN EXCESS OF FAIR VALUE OF NET ASSETS
      ACQUIRED, net of accumulated amortization of $1,296,339 and
      $1,136,517 at February 28, 2001 and May 31, 2000, respectively       195,359       355,181
OTHER ASSETS                                                                98,433         8,037
                                                                       -----------   -----------
                                                                       $19,765,936   $10,588,962
                                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $2,402,564    $1,219,803
     Accrued warranty and customer support expenses                        436,000       258,000
     Accrued professional fees                                             226,614       276,000
     Accrued commissions                                                   565,747       543,389
     Note Payable                                                        1,141,667             -
                                                                       -----------   -----------
            Total current liabilities                                    4,772,592     2,297,192

ACCRUED WARRANTY COSTS                                                     402,000       129,000
OTHER LONG-TERM LIABILITIES                                                  8,021        16,000
DEFERRED REVENUES                                                          225,139       203,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                                -             -
     Common stock, $.001 par value; 110,000,000 shares authorized;
      56,945,453 and 55,921,330 shares at February 28, 2001 and
      May 31, 2000, respectively, issued and outstanding                    56,945        55,921
     Additional paid-in capital                                         42,472,243    40,939,158
     Accumulated deficit                                               (28,171,004)  (33,051,309)
                                                                       -----------   -----------
        Total stockholders' equity                                      14,358,184     7,943,770
                                                                       -----------   -----------
                                                                       $19,765,936   $10,588,962
                                                                       ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                         Nine months ended               Three months ended
                                         -----------------               ------------------
                                     February 28,    February 29,    February 28,    February 29,
                                     -----------     -----------     -----------     -----------
                                        2001           2000              2001           2000
                                        ----           ----              ----           ----
Revenues
 Equipment sales                     $18,416,424     $8,718,175      $6,891,480      $3,049,000
 Equipment rentals and services          350,145        435,538         176,468         129,138
                                     -----------     ----------      ----------      ----------
                                      18,766,569      9,153,713       7,067,948       3,178,138
                                     -----------     ----------      ----------      ----------
Costs and expenses
 Cost of sales and services            5,103,937      2,157,634       2,143,441         788,347
 Selling, general and administrative   7,912,087      4,952,387       2,750,718       1,603,649
 Research and development              1,643,846      1,063,295         592,246         416,443
 Depreciation and amortization           390,527        367,400         164,297         116,692
 Provision for doubtful accounts         205,000           -            103,000            -
 Interest and financing costs             29,002          5,207          24,456           1,645
 Interest and other income - net        (160,135)       (59,945)        (43,440)        (18,498)
                                     -----------     ----------      ----------      ----------
                                      15,124,264      8,485,978       5,734,718       2,908,278
                                     -----------     ----------      ----------      ----------
 NET EARNINGS BEFORE
    INCOME TAXES                       3,642,305        667,735       1,333,230         269,860
  Deferred income tax benefit          1,238,000           -            452,000            -
                                     -----------     ----------      ----------      ----------
 NET EARNINGS                          4,880,305        667,735       1,785,230         269,860

 Preferred stock dividend requirement       -           (94,122)           -            (19,879)
                                     -----------     ----------      ----------      ----------
 EARNINGS APPLICABLE TO
  COMMON STOCK                       $4,880,305        $573,613      $1,785,230        $249,981
                                     ==========      ==========      ==========      ==========
Earnings per common share
   Basic                                   $.09            $.01            $.03            $.00
                                           ====            ====            ====            ====
   Diluted                                 $.08            $.01            $.03            $.00
                                           ====            ====            ====            ====
Weighted average common shares
 outstanding
   Basic                             56,405,653      51,543,519      56,710,946      52,687,156
                                     ==========      ==========      ==========      ==========
   Diluted                           59,810,181      55,719,121      59,891,195      55,270,913
                                     ==========      ==========      ==========      ==========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                  Additional                        Total
                                            Common Stock            paid-in       Accumulated    stockholders'
                                         Shares         Amount      capital         deficit         equity
                                         ------         ------    ----------      -----------    ------------
Balance at June 1, 2000                 55,921,330      $55,921   $40,939,158     $(33,051,309)   $7,943,770
Exercise of options and warrants         1,024,123       1,024      1,513,085                      1,514,109
Stock options granted for services                                     20,000                         20,000
Net earnings                                                                         4,880,305     4,880,305
                                        ----------      -------   -----------     ------------   -----------
Balance at February 28, 2001            56,945,453      $56,945   $42,472,243     $(28,171,004)  $14,358,184
                                        ==========      =======   ===========     ============   ===========


    The accompanying notes are an integral part of this condensed statement.



                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine months ended
                                                                   -----------------
                                                               February 28,   February 29,
                                                               -----------    -----------
                                                                   2001          2000
                                                                   ----          ----
Cash flows from operating activities
   Net earnings                                                 $4,880,305      $667,735
                                                                ----------    ----------
   Adjustments to reconcile net earnings
      to net cash provided by operating activities
   Depreciation and amortization                                   390,527       367,400
   Provision for bad debts                                         205,000
   Deferred income taxes                                        (1,238,000)
   Stock options granted for services                               20,000        87,000
   Changes in operating assets and liabilities
      Accounts receivable                                       (3,464,478)   (1,970,655)
      Inventories                                               (2,000,545)      (50,282)
      Other current assets                                          16,025      (150,128)
      Other assets                                                 (90,396)       22,076
      Accounts payable, accrued expenses
         and other current liabilities                           1,333,732      (113,575)
      Other liabilities                                            287,160        72,317
                                                                ----------    ----------
                                                                (4,540,975)   (1,735,847)
                                                                ----------    ----------
   Net cash provided by (used in) operating activities             339,330    (1,068,112)
                                                                ----------    ----------
Cash flows from investing activities
   Purchase of property and equipment                           (1,398,156)      (78,216)
                                                                ----------    ----------
      Net cash used in investing activities                     (1,398,156)      (78,216)
                                                                ----------    ----------
Cash flows from financing activities
   Proceeds from notes                                           1,141,667
   Proceeds from exercise of options and warrants                1,514,109       207,136
                                                                ----------    ----------
      Net cash provided by financing activities                  2,655,776       207,136
                                                                ----------    ----------
      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                               1,596,950      (939,192)
Cash and cash equivalents - beginning of period                  3,058,367     1,678,175
                                                                ----------    ----------
Cash and cash equivalents - end of period                       $4,655,317      $738,983
                                                                ==========    ==========

Non-cash investing and financing activities were as follows:
Issuance of common stock in lieu of preferred dividends                         $287,732
Inventories transferred to (from) property and equipment,
    attributable to operating leases - net                       $334,075         56,000

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               February 28, 2001
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of February 28, 2001 and the related consolidated condensed statements of earnings for the nine-month periods ended February 28, 2001 and February 29, 2000, changes in stockholders' equity for the nine-month period ended February 28, 2001 and cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 28, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2000. Results of operations for the periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                        February 28,     May 31,
                                                        -----------      ------
                                                            2001          2000
                                                            ----          ----
Inventories consist of the following:
Raw materials                                           $2,205,954      $545,924
Finished goods                                             367,500       361,060
                                                        ----------      --------
                                                        $2,573,454      $906,984
                                                        ==========      ========

NOTE C - NOTE PAYABLE AND LINE OF CREDIT AGREEMENT

     In November 2000, the Company purchased its present operating facilities and secured a note payable from a financial institution for $1,141,667. The note bears interest at the Libor Rate plus 150 basis points (approximately 6.7% at February 28, 2001) and is due in monthly payments of interest only, with a balloon payment due in May 2001. The note is secured by the building, and the Company maintains a restricted cash balance with the financial institution for the amount of the note during its term. The Company has received long-term financing commitments under two programs sponsored by New York State at favorable fixed interest rates. The existing note is expected to be refinanced under these commitments by May 2001.

     On February 28, 2001, the Company established a secured revolving credit line with Fleet Bank. The credit line provides for borrowings up to $5,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (approximately 6.7% at February 28, 2001). Under the terms of the agreement, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company. At February 28, 2001, there were no outstanding borrowings under this line.

NOTE D - STOCKHOLDERS' EQUITY

     In the first three quarters of fiscal 2001, the Board of Directors granted stock options under the 1999 Stock Option Plan to employees to purchase an aggregate of 713,000 shares of common stock at exercise prices ranging from $2.66 to $5.00 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     In the first three quarters of fiscal 2001, options and warrants to purchase 1,024,123 shares of common stock were exercised, aggregating $1,514,109 in proceeds to the Company.

                       Vasomedical, Inc. and Subsidiaries

                               February 28, 2001
                                  (Unaudited)

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Nine months ended             Three months ended
                                 February 28, 2001 February 29, 2000 February 28, 2001 February 29, 2000
                                 ----------------- ----------------- ----------------- -----------------
Numerator:
 Basic earnings                       $4,880,305          $667,735      $1,785,230       $269,860
  Preferred stock dividends                 -               94,122            -            19,879
                                      ----------        ----------      ----------      ---------
 Diluted earnings                     $4,880,305          $573,613      $1,785,230       $249,981
                                      ==========        ==========      ==========      =========
Denominator:
 Basic - weighted average shares      56,405,653        51,543,519      56,710,946      52,687,156
       Stock options                   1,109,133           757,887       1,076,190       1,031,644
       Warrants                        2,295,395         1,093,660       2,104,059         923,716
       Convertible preferred stock          -            2,324,055            -            628,397
                                      ----------        ----------      ----------      ---------
 Diluted - weighted average shares    59,810,181        55,719,121      59,891,195      55,270,913
                                      ==========        ==========      ==========      ==========

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

     In May 1998, an action was commenced in the New York Supreme Court, Suffolk County, against the Company and other parties. The action-sought damages in the sum of $5,000,000 based upon alleged injuries resulting from the alleged negligence of the defendants in the use of the Company's product. In October 2000, the court dismissed the plaintiff's complaint in its entirety.

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

Agreement with VAMED
--------------------

     In connection with an acquisition in 1995, the Company assumed commitments under an agreement, expiring November 2008, with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its EECP(R) Model MC2 system, subject to certain performance standards, as defined. At February 28, 2001, the Company had outstanding purchase commitments of $810,000. The Company believes that VAMED will be able to meet the Company's needs for EECP(R) systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Results of Operations
---------------------

Nine Months and Three Months Ended February 28, 2001 and February 29, 2000
--------------------------------------------------------------------------

     The Company generated revenues from the sale and lease of EECP(R) systems of $18,767,000 and $9,154,000 for the nine-month periods ended February 28, 2001 and February 29, 2000, respectively and $7,068,000 and $3,178,000 for the three-month periods ended February 28, 2001 and February 29, 2000, respectively. The Company generated earnings of $4,880,000 and $668,000, respectively (before deducting $94,000 in preferred stock dividend requirements for the nine months ended February 29, 2000), for the nine months ended February 28, 2001 and February 29, 2000 and earnings of $1,785,000 and $270,000 respectively (before deducting $20,000 in preferred stock dividend requirements for the three months ended February 29, 2000), for the three months ended February 28, 2001 and February 29, 2000.

     The number of  cardiology  practices,  hospitals  and  independent  centers interested in becoming providers of EECP(R) external counterpulsation therapy increased following the announcement by the Health Care Financing Administration
(HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP(R) (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP(R) therapy has also been spurred by the announcements of the results of six-month and twelve-month post-treatment outcomes reported by the International EECP(R) Patient Registry and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     Revenue growth in the prior fiscal period (fiscal 2000) was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP(R) therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, which became effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. This resulted in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code now allows EECP(R) providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors no longer have the responsibility of establishing reimbursement rates. Beginning August 1, 2000, Medicare coverage was extended to include EECP(R) treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. These events led to an increased demand for EECP(R) therapy and EECP(R) equipment and, consequently, to revenue growth overall, as well as an increase in the number of systems placed under fee-per-use arrangements with certain providers. Effective January 1, 2001, HCFA approved an 11% increase in the reimbursement rate for EECP(R) therapy which raised the average Medicare payment from $130 to $144 per hourly session.

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

     Selling, general and administrative (SG&A) expenses for the nine months ended February 28, 2001 and February 29, 2000 were $7,912,000 and $4,952,000, respectively, and $2,751,000 and $1,604,000, respectively, for the three months ended February 28, 2001 and February 29, 2000. The increases in SG&A expenses of $2,960,000 and $1,147,000 from the comparable prior-year fiscal periods resulted primarily from increases in personnel in administrative, sales and marketing functions, increases in selling expenses, including commissions, related to increased revenues, as well as increases in insurance expenses and certain professional fees.

     Research and development (R&D) expenses in the nine and three months ended February 28, 2001 increased by $581,000 and $176,000 from the comparable prior-year periods. The increases relate primarily to continued product design and development costs (including an increase in personnel), as well as the initiation of the pivotal study in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001). The Company's newly developed EECP(R) system, Model TS3, received FDA 510(k) clearance to market in December 2000.


Liquidity and Capital Resources
-------------------------------

     The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At February 28, 2001, the Company had a cash balance of $4,655,000 and working capital of $12,650,000 compared to a cash balance of $3,058,000 and working capital of $7,380,000 at May 31, 2000. The Company's operating activities provided (used) cash of $339,000 and $(1,068,000) for the nine months ended February 28, 2001 and February 29, 2000, respectively. Net cash provided from operations during the nine months ended February 28, 2001 consisted primarily of earnings from operations and increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventories. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS3 system, which was recently cleared for marketing by the FDA.

     Investing activities used net cash of $1,398,000 and $78,000 during the nine months ended February 28, 2001 and February 29, 2000, respectively. The principal uses were for the purchase of property and equipment, including the purchase of the Company's present operating facilities in mid-November 2000. The purchase price, including planned improvements, is estimated at $1,400,000. The Company has secured long-term financing at favorable interest rates through two financing programs sponsored by New York State, which are expected to close in May 2001 upon the completion of building renovations. In the interim period, the Company has secured bridge financing with a financial institution for a period of nine months, for which $1,141,667 cash has been restricted as collateral.

     Financing activities provided cash of $2,656,000 and $207,000 during the nine months ended February 28, 2001 and February 29, 2000, respectively. Financing activities during fiscal 2001 and 2000 were from the November 2000 transaction to finance the purchase of the Company's operating facilities, as well as $1,514,000 from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants.

     Management believes that its working capital position at February 28, 2001 and the ongoing commercialization of the EECP(R) system will make it possible for the Company to support its internal overhead expenses and to implement its business plans for at least the next twelve months.

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

Date: March 27, 2001