Form 10-K
period 2001-05-31
VASOMEDICAL INC
filed 2001-08-17
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2001

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 14, 2001, based on the average price on that date, was $214,000,000. At August 14, 2001, the number of shares outstanding of the issuer's common stock was 57,210,453.


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

General

     Vasomedical, Inc. (the Company), incorporated in Delaware in July 1987, is engaged in the research, development and commercialization of systems and equipment designed to provide non-invasive, outpatient treatment of patients with cardiovascular disease. The Company's lead product, its EECP(R) ("EECP") enhanced external counterpulsation system, is a patented microprocessor-based device that delivers a retrograde arterial pressure wave to the heart, increasing coronary perfusion and reducing ventricular afterload. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and the Company believes it may restore systemic vascular function. EECP therapy offers dramatic relief of symptoms to angina sufferers who no longer respond to medication or are poor candidates for invasive revascularization procedures such as bypass surgery or balloon angioplasty. This system is marketed worldwide to hospitals, clinics and other cardiac health care providers. EECP is currently indicated for use in patients with stable or unstable angina, acute myocardial infarction and cardiogenic shock. The Company is also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of other major vascular disease states, including congestive heart failure and diabetes.

The EECP Enhanced External Counterpulsation System

General Discussion

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 950,000 lives in the United States in 1998 and was responsible for 1 of every 2.5 deaths. The American Heart Association
(AHA) reports in its 2001 Heart and Stroke Statistical Update that, if high blood pressure is included, approximately 60 million Americans suffer from some form of cardiovascular disease. Among these, 12 million have coronary artery disease, 6.4 million of whom suffer from angina pectoris, a painful and often debilitating complication caused by obstruction of the arteries that supply blood to the myocardium or heart muscle, with an additional 350,000 new cases seen annually. Medications, including vasodilators, are often prescribed to increase blood flow to the coronary arteries. When drugs fail or cease to correct the problem, invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG) are employed. Despite the success of these procedures in lowering the death rate from cardiovascular disease and allowing many to live longer lives, restenosis or reocclusion of the affected vessels remains a problem. Restenosis rates currently reported in the literature for angioplasty and stenting range from 18%
- 30%. Half of all vein grafts in coronary artery bypass procedures exhibit localized or diffuse narrowings within approximately ten years.

     In February 1995, the Company received 510(k) clearance to market the second-generation version of its EECP therapy system, the MC2, which incorporated a number of technological improvements over the original system. In addition, in December 2000, the Company received 510(k) clearance to market its third generation system, the TS3. The FDA's clearance in all cases was for the use of EECP therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock.

The System

     The EECP therapy systems MC2 and TS3 (collectively, the system(s)) are advanced treatment systems utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment is administered to patients on an outpatient basis in daily one-hour sessions, 5 days per week over seven weeks for a total of 35 treatments.

     During EECP therapy, the patient lies on a bed while wearing three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, on the calves, the upper and lower thighs and buttocks. The cuffs inflate sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward during the resting phase of each heartbeat (diastole). When the heart pumps (systole), all three cuffs instantaneously deflate. This sequential "squeezing" of the legs creates a pressure wave that forces blood from the legs to the heart. To coordinate the inflation and deflation of the cuffs with the beating heart, the heart rate and rhythm are monitored constantly. Precise timing means that each wave of blood is delivered to the heart when it will do the most good. This surge of circulation insures that the heart does not have to work as hard to pump large amounts of blood through the body, and that more blood is forced into the coronary arteries which supply energy to the heart muscle or myocardium.

     While the precise mechanism of action remains unknown, there is strong hypothetical evidence to suggest that EECP triggers a neuro-hormonal response that induces the production of growth factors and dilates existing blood vessels, thus fostering the recruitment of collateral blood vessels. These tiny collateral vessels, it is theorized, then bypass current blockages and feed blood to areas of the heart that are receiving an inadequate supply.

     Circulation improvement is further induced or reinforced by the fact that a course of EECP treatment represents sustained and moderately vigorous exercise, even though passive in nature, that is much more than the often sedentary patient has been able to attempt previously.

     Patients usually begin to experience symptomatic relief of angina after 15 or 20 hours of a 35-hour treatment regimen. Positive effects are sustained between treatments and usually persist years after completion of a full course of therapy. Data reported in the April 2000 issue of Clinical Cardiology showed a five-year survival rate for those who respond to EECP therapy of 88%, a rate similar to those seen in contemporary surgical bypass and angioplasty trials, despite the fact that many of the patients who underwent EECP therapy had already failed previous attempts at revascularization. In addition, data collected by the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health points to sustained lowering of anginal severity and frequency of attacks at six, twelve and twenty-four months post-treatment.

Clinical Studies

     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past forty years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the current EECP systems, such as the computerized electrocardiographic gating, that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal (i.e. intra-aortic balloon pumping) and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed "enhanced" sequentially inflating EECP device that incorporated a third cuff for the buttocks. Not only did a course of treatment with EECP reduce the frequency and severity of anginal symptoms during normal daily functions and also during exercise, but the improvements were sustained for years after therapy.

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

     In 1995, the Company began a large randomized, controlled and double-blinded multicenter clinical study (MUST-EECP) at four leading university hospitals in the United States to confirm the patient benefits observed in the open studies conducted at Stony Brook and to provide definitive scientific evidence of EECP therapy's effectiveness. Initial participating sites included the University of California San Francisco, Columbia University College of Physicians & Surgeons at the Columbia-Presbyterian Medical Center in New York, Beth Israel Deaconess Hospital, a teaching affiliate of Harvard Medical School, and the Yale University School of Medicine. These institutions were later joined by Loyola University, the University of Pittsburgh and Grant/Riverside Methodist Hospitals. MUST-EECP was completed in July 1997 and the results presented at the annual meetings of the American Heart Association in November 1997 and the American College of Cardiology in March 1998. The results of MUST-EECP were published in the Journal of the American College of Cardiology (JACC), a major peer- review medical journal, in June 1999.

     This 139 patient study, which included a placebo control group, showed that EECP therapy was a safe and effective treatment option for patients suffering from angina pectoris, including those on maximal medication and for whom invasive revascularization procedures were no longer an option. The results of the MUST-EECP study confirmed the clinical benefits described in earlier open trials, namely a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise-induced signs of myocardial ischemia. Data collected by the International EECP Patient Registry (IEPR) at the University of Pittsburgh Graduate School of Public Health closely mirror the results seen in the MUST-EECP trial.

     In fiscal 1999, the Company completed a quality-of-life study with EECP in the same institutions and with the same patients that participated in MUST-EECP. Two highly regarded standardized means of measurement were used to gauge changes in patients outlook and ability to participate in normal daily living during the treatment phase and for up to 12 months after treatment. Results of this study, which have been presented at major scientific meetings, show that the group of patients receiving EECP enjoyed significantly improved aspects of health-related quality of life compared to those who received a sham treatment. Publication of this work in a peer-review journal is expected in fiscal 2002.

     As part of its program to expand the therapy's indications for use beyond the treatment of angina, the Company applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP in the treatment of congestive heart failure (CHF). Data from the AHA indicates that CHF affects nearly 5 million Americans and 22 million worldwide and is the single most frequent cause of hospitalization among people age 65 and older. The incidence of new cases of heart failure is 550,000 annually and rising. An aging population and an increase in the number of patients who survive heart attacks are the primary engines behind this rise in new cases. For most CHF patients, there are few accepted forms of treatment beyond medical management, though left ventricular assist devices (LVADs) and the use of cardiac resynchronization and implantable defibrillators continue to advance.

     A 32-patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000. This study concluded that EECP therapy was beneficial to left ventricular function in heart failure patients and may be a useful adjunct to current medical therapy.

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in most types of heart failure patients was approved. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), began patient enrollment in March 2001 and is expected to take approximately two years to complete, including data compilation necessary for submission to FDA for premarket approval. The PEECH trial, which is expected to involve eighteen centers and enroll 180 patients, will evaluate improvements in exercise capacity and quality of life, as well as the reduction in the need for certain medications that CHF patients are typically prescribed. Centers participating in the PEECH trial include, among others, the Cleveland Clinic, Mayo Clinic, Ochsner Clinic, Scripps Clinic, Texas Heart Institute, the University of California at San Diego Medical Center, the University of California at Los Angeles Medical Center, University Hospital at the UMDNJ/New Jersey Medical School, the University of Pittsburgh Medical Center and the Cardiovascular Research Institute. In July 2001, the Company reached a formal agreement with the FDA that the key parameters of its investigational plan for studying the use of EECP in patients with CHF were appropriate to access the safety and effectiveness of EECP as an adjunct therapy for heart failure. Such agreement with the FDA could facilitate the premarket approval of EECP for this indication.

     The Company has recently initiated discussions with leading heart failure clinicians in Europe to design and implement an efficacy study of the use of EECP therapy in heart failure. This study is intended to provide complimentary data to that provided by the PEECH trial and will be tailored to clinical practices in Europe.

     The  International  EECP Patient  Registry at the  University of Pittsburgh
Graduate School of Public Health was established in January 1998 to track the outcomes of patients who have undergone EECP therapy. As of this publication, more than one hundred centers participate in the registry and data from 5,000 patient records has been entered. The IEPR is a vital source of information about the effectiveness of EECP in a real-world environment for the medical community at large. For this reason, the Company will continue to provide an ongoing grant to fund the Registry to publicize data that may assist clinicians in delivering optimal care to patients. Recently released data from the IEPR show that patients continue to receive dramatic benefit at six, twelve and twenty-four months following the completion of their course of EECP therapy.

The Company's Plans

     The Company's short- and long-term plans are to:

     (a) Maximize its penetration of the current angina market through the initiation of a stepped-up campaign to market the benefits of EECP therapy directly to patients and clinicians.

     (b) Enlarge the market opportunity, short and long-term, by (i) advancing the progress of marketplace acceptance of EECP as a common treatment for the early and mid-stage (Class I and II) angina populations, (ii) increasing the reimbursed patient base for the existing angina indication, (iii) drive the clinical validation process for acceptance of EECP as a primary or complimentary therapy for congestive heart failure, diabetes disease management, peripheral vascular and cerebrovascular conditions and (iv) renew the exposure of EECP as an already approved therapy for acute coronary conditions, such as myocardial infarction and cardiogenic shock.

     (c) Continue the development of EECP in international markets, principally through the establishment of a distribution network.

     (d) Continue to establish and support academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and to increase the number and diversity of clinical and mode-of-action studies, as well as the number of presentations, publications, speakers and advocates.

     (e) Continue product development efforts to improve the EECP system and expand its intellectual property estate by filing for additional patents.

     (f) Engage in educational campaigns for providers and medical directors of third party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP therapy in order to broaden coverage policies and process claims more rapidly for EECP services.

     (g) Publish the results of its long-term quality-of-life outcomes study in a major peer-review medical journal in fiscal 2002.

     (h) Invest in creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace.

     (i) Continue to provide an ongoing grant to fund the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health to publicize key information relating to patient outcomes.

Glossary of Terms

Acute Myocardial Infarction - heart attack
Angina Pectoris - literally "chest pain"
Cardiogenic  shock - severe  reduction in blood  pressure  owing to weak pumping action of the heart
Collateral circulation - the use (recruitment) of small supplemental, usually unused channels through which blood can be made to flow when normal blood supply is impeded because of obstructions in coronary arteries
Congestive Heart Failure or CHF A condition in which the heart is unable to pump blood efficiently enough to meet the body's demands. The circulatory systems of CHF patients become congested when the heart fails to empty its chambers sufficiently, leading to an accumulation in the chest and lower limbs
Coronary  Artery  Bypass  Graft  or CABG - a  surgical  transplant  of a vein to connect the aorta with an obstructed coronary artery
Coronary arteries - those that supply blood to the heart muscle
Diastole - rest period  during which the heart  chambers fill with blood and the heart muscle receives most of its supply of oxygen and other nutrients Enhanced External Counterpulsation or EECP - "Enhanced" describes the Company's proprietary system which increases the level of diastolic augmentation by 40-50% over that of earlier devices
Ischemia - lack of blood supply
Occlusion - blockage of blood vessels

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

Sales and Marketing

Domestic Operations

     The Company  sells its EECP  systems to  treatment  providers in the United
States through a direct sales force that is supported by an in-house service organization. The Company's sales force has effectively tripled since January 2000 and is now comprised of twenty sales representatives, including management. The sales team is expected to continue to grow at a pace necessary to achieve the Company's growth objectives. Independent representatives, who have been employed to extend the reach of the Company's sales effort in the past, will be utilized on a limited basis where sufficient geographic coverage is not achieved by the Company's direct sales force. The efforts of the Company's sales organization are further supported by a field-based staff of clinical educators who are responsible for the on-site training and certification of physicians and therapists as new centers are established. Training generally takes three days. These centers are closely monitored and their charts reviewed for several weeks following the initial training of the center's clinicians to ensure treatment guidelines are being appropriately followed. This clinical applications group is also responsible for training and certification of new personnel at each site, as well as for updating providers on new clinical developments relating to EECP therapy.

     The expanded sales force has allowed the Company to focus more intently on sales to National Accounts. The Company plans to continue developing its relationships with such major U.S. hospital groups as Tenet Healthcare, Kaiser Permanente, Health South, Columbia HCA, the Veterans Administration and with other cardiac care operations that have plans for nationwide expansion. To date, the Company has entered into agreements with three group purchasing organizations: Amerinet, Magnet and MedAxiom. In addition, in April 2001, the Company entered into a co-promotional agreement with CardioDynamics International Corporation, a market leader in Impedance Cardiography (ICG), to market the companies' respective noninvasive technologies to physicians and hospitals throughout the US.

     Vasomedical's continuing transformation to a more commercial, market-driven company will be reflected in its marketing activities planned for 2002. Included among these activities are a national media campaign and a WEB-based promotional program designed to accelerate patient-driven demand for the therapy while heightening awareness among clinicians. Additional activities are expected to include journal advertising, publication of EECP-related newsletters, support of physician education programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. All of these programs are designed to support the Company's field sales organization.

     The Company employs service technicians responsible for the installation of EECP systems and, in many instances, on-site training of a customer's biomedical engineering personnel. The Company provides a one- year product warranty that includes parts and labor. The Company offers extended service to its customers under annual service contracts or on a fee-for-service basis.

International Operations

     One of the Company's key objectives is to appoint distributors in exchange for exclusive marketing rights to EECP in their respective countries. The Company currently has distribution agreements for Canada, the Middle East, India, Pakistan, Greece, the United Kingdom, Italy and the Far East. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must either obtain an FDA-equivalent marketing clearance or establish confirmation clinical evaluations conducted by local opinion leaders in cardiology. Each distributor is responsible for obtaining any required approvals and maintaining an infrastructure to provide post-sales support, including clinical training and product maintenance services. In July 2000, the Company received its medical device license to market its EECP system in Canada. However, there can be no assurance that all of the Company's distributors will be successful in obtaining proper approvals for the EECP system in their respective countries or that these distributors will be successful in their marketing efforts. The Company plans to enter into additional distribution agreements to enhance its international distribution base. There can be no assurance that the Company will be successful in entering into any additional distribution agreements.

     To date, revenues from international operations have not been significant (fiscal 2001 revenues approximated 5%) but are expected to increase in future periods. Toward that end, in June 2001, the Company hired a Director of Sales and Marketing for Europe. Marketing activities planned include, among other things, increasing our participation in medical conferences to create greater awareness and acceptance of EECP therapy by clinicians. International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected the Company's business to date.

Competition

     Presently, Vasomedical is aware of at least two competitors with an external counterpulsation device on the market, namely Cardiomedics, Inc. and Nicore, Inc. While the Company believes that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor. The Company believes it competes favorably in value with these companies, as EECP is the only system that is clinically proven in controlled trials and the only system to be covered by an independent patient registry. In addition, EECP is the only external counterpulsation system to have been granted an IDE to conduct a controlled study in heart failure. FDA has determined this to be a new intended use of EECP and will require a PMA approval prior to marketing. Although pursuit of an approved indication for use of EECP in heart failure is expected to require considerable resources, the Company believes that such investment could provide a significant competitive advantage. Vasomedical views other companies engaged in the development of device-related and biotechnology approaches to the management of cardiovascular disease as potential competitors in the marketplace as well.

     There can be no assurance that other companies will not enter the market intended for EECP systems. Such other companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by the Company and may, therefore, succeed in developing technologies or products that are more efficient than those offered by the Company and that would render the Company's technology and existing products obsolete or noncompetitive.

Government Regulations

     The EECP system is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States.

     If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Pursuant to recent amendments to the law, the FDA can now require clinical data or other evidence of safety and effectiveness. The FDA may have authority to deny marketing clearance if the device is not shown to be safe and effective even if the device is "substantially equivalent" to a device marketed prior to May 28, 1976. The Company's EECP system can be marketed in the United States based on the FDA's determination of substantial equivalence. There can be no assurance that the Company's EECP system will not be reclassified in the future by the FDA and subject to additional regulatory requirements.

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

     In most countries to which the Company seeks to export the EECP system, it must first obtain documentation from the local medical device regulatory authority stating that the marketing of the device is not in violation of that country's medical device laws. The regulatory review process varies from country to country. Presently, the Company is in the process of obtaining regulatory approval of the EECP system in non-domestic markets.

     There can be no assurance that all the necessary FDA clearances, including approval of any PMA required, and non-domestic approvals will be granted for EECP, its future-generation upgrades or newly developed products, on a timely basis or at all. Delays in receipt of or failure to receive such clearances could have a material adverse effect on the Company's financial condition and results of operations.

     In June 1998, the Company's EECP System Model MC2 was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union. The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The CE Mark, in combination with the ISO 9001 certification awarded by Underwriter's Laboratories (UL) in February 1998, places the Company in full compliance with requirements for the marketing of this EECP system in the countries of the European Union. The ISO 9001 Certificate covers the Company's design and manufacturing operation for the EECP system and recognizes that the Company has established and operates a world-class quality system. In addition, in July 2000, the Company received its license for Level II devices from the Canadian Health authority. In July 2001, the Company received the UL classified mark, an electrical certification, for its new TS3 system and intends to pursue the CE Mark for the TS3.

     Compliance with current Good Manufacturing Practices (GMP) regulations is necessary to receive FDA approval to market new products and to continue to market current products. The Company's manufacturing (including its contract manufacturer), quality control and quality assurance procedures and documentation are currently in compliance, and are subject to periodic inspection and evaluation by the FDA.

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

     In February 1999, the Health Care Financing Administration (HCFA), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of the EECP system for patients with disabling angina pectoris who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions, such as balloon angioplasty and cardiac bypass. In July 1999, HCFA communicated payment instructions for the EECP therapy to its contractors around the country, stipulating coverage for services provided on or after July 1, 1999. In January 2000, a national Medicare payment level was established. Effective January 1, 2001, HCFA approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session. Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per hourly session.

     Some private insurance carriers continue to adjudicate EECP claims on a case-by-case basis. Since the establishment of reimbursement by the federal government, however, an increasing number of these private carriers now routinely pay for use of EECP for the treatment of angina. Over 200 private insurers are reimbursing for EECP today at improved levels and the Company expects increasing third-party reimbursement.

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

     If there is any material change in the availability of third-party coverage or the inadequacy of the reimbursement level for treatment procedures using the EECP system, it would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on the Company.

Patents and Trademarks

     The Company owns three US Patents that issued in June 1988, October 1996 and December 1999 which expire in 2005, 2013 and 2017, respectively. In addition, several international patents have issued which expire in 2013 and the Company expects additional international patents to issue during fiscal 2002. Such patents cover several specific enhancements to the current EECP models. The Company has filed for a continuation in part on one patent and is pursuing several additional patent applications. Moreover, trademarks have been registered for the names "EECP" and "Natural Bypass", as well as for its widely-recognized man-like figure representing the application of EECP therapy.

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

Employees

     As of July 15, 2001, the Company employed ninety-four full-time persons with twenty-two in sales and sales support, eight in clinical applications, thirty-seven in manufacturing and technical service, nine in marketing, ten in engineering, regulatory and clinical research and eight in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Manufacturing

     The Company manufactures its EECP Model TS3 at its plant in Westbury, NY and believes its manufacturing facility, in addition to the other warehouse facilities presently under lease, are adequate to meet the current and immediately foreseeable future demand for the production of these systems. The Company also contracts for the manufacture of its EECP Model MC2 system with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company. The Company believes that VAMED will be able to meet the Company's needs for such EECP systems.

ITEM TWO - PROPERTIES

     The Company owns its 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. In addition, the Company maintains two additional warehouses, approximating 7,000 square feet of space, under leases with two non-affiliated landlords through October 31, 2002 and October 31, 2006, respectively, at an annual cost of approximately $65,000. Management believes that the Company's combined facilities are adequate to meet its current needs and should continue to be adequate for the immediately foreseeable future.




ITEM THREE - LEGAL PROCEEDINGS

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company. The action seeks undefined damages based upon the alleged breach of an agreement to register the Company's common stock. The Company believes that the complaint is without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.


ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.



                                    PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM under the symbol VASO. The approximate number of record holders of Common Stock as of July 30, 2001 was 912, which does not include approximately 45,000 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the Common Stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM for the fiscal periods specified.


                                       Fiscal 2001                     Fiscal 2000
                                   High            Low             High            Low
First Quarter                   $  5.500        $  3.563        $  2.000        $  1.219
Second Quarter                  $  5.500        $  2.531        $  1.688        $   .813
Third Quarter                   $  5.625        $  2.000        $  3.375        $   .781
Fourth Quarter                  $  5.000        $  2.938        $ 14.188        $  2.500

     The last bid price of the Company's Common Stock on August 14, 2001 was $3.95 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems pertinent. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems pertinent.

ITEM SIX - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31, 2001 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.

                                                                    Year ended May 31,
                                                   2001            2000            1999            1998            1997
Statement of Operations
Revenues                                        $27,508,338     $13,673,632     $6,024,263      $5,225,064      $2,096,562
Cost of sales and services                        7,910,359       3,277,700      2,035,578       1,654,979       1,103,417
                                                --------------------------------------------------------------------------
 Gross profit                                    19,597,979      10,395,932      3,988,685       3,570,085         993,145

Selling, general & administrative expenses       11,634,965       7,383,567      6,207,924       5,941,675       4,405,664
Research and development expenses                 2,554,470       1,413,464        706,934       1,595,970       1,045,184
Provision for doubtful accounts                     325,000         400,000                                        225,000
Interest and financing costs                         48,294           7,302         11,880           4,057           8,511
Interest and other income, net                     (201,992)        (99,317)      (115,064)       (169,422)       (174,810)
                                                --------------------------------------------------------------------------
                                                 14,360,737       9,105,016      6,811,674       7,372,280       5,509,549
                                                --------------------------------------------------------------------------
Net earnings (loss) before tax benefit            5,237,242       1,290,916     (2,822,989)     (3,802,195)     (4,516,404)

Income tax benefit                                6,457,108         400,000           -               -               -
                                                --------------------------------------------------------------------------
Net earnings (loss)                              11,694,350       1,690,916     (2,822,989)     (3,802,195)     (4,516,404)

Deemed dividend on preferred stock                     -               -          (864,000)     (1,132,000)           -
Preferred stock dividend requirement                   -            (94,122)      (205,163)        (96,717)           -
                                                --------------------------------------------------------------------------
Earnings (loss) applicable to
 common stockholders                            $11,694,350      $1,596,794     $(3,892,152)   $(5,030,912)    $(4,516,404)
                                                ==========================================================================
Net earnings (loss) per common share
   - basic                                             $.21            $.03           $(.08)         $(.11)          $(.10)
                                                ==========================================================================
   - diluted                                           $.20            $.03           $(.08)         $(.11)          $(.10)
                                                ==========================================================================
Weighted average common shares
 outstanding - basic                             56,571,402      52,580,623      49,371,574     47,873,711      46,297,142
                                                ==========================================================================
             - diluted                           59,927,199      57,141,949      49,371,574     47,873,711      46,297,142
                                                ==========================================================================
Balance Sheet

Working capital                                 $16,214,655      $7,380,236      $2,174,774     $5,046,202      $1,981,331
Total assets                                    $36,518,974     $10,588,962      $5,198,172     $7,345,246      $4,175,021
Long-term debt                                   $1,108,593              $0              $0             $0              $0
Stockholders' equity (1)                        $28,508,729      $7,943,770      $3,153,533     $5,752,993      $3,020,962

-------------------
(1) No cash dividends were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended May 31, 2001 and 2000

     The Company generated revenues from the sale and lease of EECP systems of $27,508,000 and $13,674,000 for fiscal 2001 and fiscal 2000, respectively. The Company generated earnings of $11,694,000 and $1,597,000 for fiscal 2001 and fiscal 2000, respectively (after recognition of a deferred income tax benefit of $6.6 million for fiscal 2001 and after deducting $94,000 in preferred stock dividend requirements related to its June 1997 financing for fiscal 2000).

     The number of  cardiology  practices,  hospitals  and  independent  centers interested in becoming providers of EECP external counterpulsation therapy increased following the announcement by the Health Care Financing Administration
(HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcements of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     Revenue growth in the prior fiscal period (fiscal 2000) was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, HCFA created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, which became effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by HCFA to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. This resulted in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code now allows EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of the new payment instructions, local Medicare contractors no longer have the responsibility of establishing reimbursement rates. Effective January 1, 2001, HCFA approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session, or $5,040 for a full course of therapy. Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall, as well as an increase in the number of systems placed under fee-per-use arrangements with certain providers.

     In fiscal 2001, the Company shipped 168% more systems over the prior year under various domestic and non-domestic commercial arrangements, including direct sales, rental and "fee-per-use" placements and sales to foreign distributors. Revenues from non-domestic business were $1.4 million, accounting for 5% of total revenues compared to $155K, or 1%, in 2000.

     Gross profit for fiscal 2001 and 2000 were 71% and 76%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the mix of EECP models sold, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non- domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit for fiscal 2001 was partially attributable to the increased manufacturing costs of its Model TS3 system manufactured in Westbury, NY. Management believes that these increased costs will be offset in the future by manufacturing efficiencies and the Company is presently engaged in a product cost reduction program.

     Selling, general and administrative (SG&A) expenses for fiscal 2001 and 2000 were $11,635,000 and $7,384,000, respectively. The increase in SG&A expenses of $4,251,000 from the comparable prior fiscal year resulted primarily from increases in personnel in sales, marketing and administrative functions, increases in selling and marketing expenses, including commissions, related to increased revenues, as well as increases in insurance and other administrative expenses.

     Research and development (R&D) expenses of $2,554,0000, or 9% of revenues, in fiscal 2001 increased by $1,141,000 from the comparable prior year expenses of $1,413,000, or 10% of revenues. The increase relates primarily to continued product design and development costs (including an increase in engineering and other personnel), as well as the initiation of the pivotal study in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001). The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to aggressively invest in product development and clinical trials in future periods to further expand the clinical applications of EECP, including, but not limited to, heart failure and diabetes disease management.

     In fiscal 2001, the Company recorded a benefit for income taxes of $6,457,000, inclusive of $140,000 in current tax expense principally resulting from the federal alternative minimum tax and a deferred tax benefit of $6,597,000 resulting principally from the change in the valuation allowance. The fiscal 2001 deferred tax benefit does not include the tax benefit associated with the current and prior years' exercises of stock options and warrants, aggregating $7,209,000, which was credited directly to additional paid-in capital in fiscal 2001.

     In fiscal 2000, management had established a valuation allowance for a portion of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income. At May 31, 2000, the valuation allowance primarily related to net operating losses and a $6,165,000 tax benefit from the exercise of stock options and warrants included in the net operating loss carryforward.

     As of May 31, 2001, management determined that no valuation allowance was required based upon its financial performance, which was positively affected by the availability of Medicare coverage and reimbursement and the increasing acceptance by the medical community of the Company's cost-effective and noninvasive therapy system. In addition, the Company's assessment of the cardiovascular disease marketplace, which includes favorable patient demographics and unmet clinical needs, provides a substantial economic opportunity and anticipated future earnings stream with respect to current and prospective clinical applications for its products. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Fiscal Years Ended May 31, 2000 and 1999

     The Company generated revenues from the sale and lease of EECP systems of $13,674,000 and $6,024,000 for the years ended May 31, 2000 and 1999, respectively. The Company incurred net earnings of $1,691,000 for fiscal 2000 versus a net loss of $2,823,000 for fiscal 1999, respectively (before deducting $864,000 in deemed dividends on preferred stock representing the discount resulting from the allocation of proceeds to the beneficial conversion feature and the fair value of underlying warrants, and $94,000 and $205,000, respectively, in dividend requirements, in connection with the Company's April 1998 and June 1997 financings).

     Revenues in fiscal 1999, particularly in the first two fiscal quarters, were adversely affected by the nature of the commercial arrangements under which those units were placed. The overall increase in Company revenues in fiscal 1999 were attributable to fourth quarter sales of $3,500,000, which were aided by HCFA's reimbursement decision.

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

     Selling, general and administrative (SGA) expenses for the years ended May 31, 2000 and 1999 were approximately $7,384,000 and $6,208,000, respectively. The $1,176,000 increase in SGA expenses for the comparable fiscal year resulted primarily from an increase in marketing personnel, commissions and other selling expenses related to increased revenues.

     Research and development (R&D) expenses in the year ended May 31, 2000 increased by $707,000 from the prior fiscal year. The increase is related to significant prior year expenses for the completion of the Company's multicenter clinical study of EECP (completed in July 1997) and the front-loaded expenses for the development of an upgraded EECP system. Fiscal 2000 expenses relate to the long-term follow-up phase of the multicenter clinical study, i.e., a quality-of-life outcomes study (completed in July 1998), the expansion of the International EECP Patient Registry at the University of Pittsburgh, and the feasibility study in congestive heart failure, all of which, to some extent, will further affect operating results in fiscal 2001.

     In fiscal 2000, the Company recorded a benefit for income taxes of $400,000 resulting principally from the change in its valuation allowance related to deferred tax assets.

Liquidity and Capital Resources

     The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At May 31, 2001, the Company had a cash balance of $3,785,000 and working capital of $16,215,000 compared to a cash balance of $3,058,000 and working capital of $7,380,000 at May 31, 2000. The Company's operating activities provided (used) cash of $679,000 and $(1,159,000) for fiscal 2001 and fiscal 2000, respectively. Net cash provided from operations during fiscal 2001 consisted primarily of earnings from operations and increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventories. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS3 system, which began commercial shipments in the fourth quarter of fiscal 2001.

     Investing activities used net cash of $1,578,000 and $279,000 during fiscal 2001 and fiscal 2000, respectively. The principal uses were for the purchase of property and equipment, including the purchase of the Company's headquarters and manufacturing facility in November 2000. The purchase price, including planned improvements, approximated $1,400,000. The Company has secured long-term financing at favorable interest rates through two financing programs sponsored by New York State, which are expected to close in August 2001. In the interim period, the Company secured bridge financing with its existing bank for a period of nine months, for which $1,141,667 cash has been restricted as collateral.

     Financing activities provided cash of $1,627,000 and $2,819,000 during fiscal 2001 and fiscal 2000, respectively, which resulted from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock options and warrants by officers, directors, employees and consultants. During fiscal 2001, the Company established a secured revolving credit line with its existing bank. The credit line provides for borrowings up to $5,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points. Under the terms of the agreement, which expires on September 30, 2001 and is expected to be renewed, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company. At May 31, 2001, there were no outstanding borrowings under this line. Furthermore, as a result of commercial agreements generated from units shipped under operating leases, the Company believes that additional financing, if necessary, could be secured on a recourse basis, generating more than $1,500,000 in additional working capital.

     Management believes that its working capital position at May 31, 2001 and the ongoing commercialization of the EECPR) system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

ITEM EIGHT - FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8- K

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:
              Schedule II Valuation and Qualifying Accounts (14)
     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Form 8-K Reports
     ----------------
     None
(c)  Exhibits
     --------
     (3)  (a) Restated Certificate of Incorporation (2)
          (b) By-Laws (1)
     (4)  (a) Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred Stock, Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (8)
          (d)  Form of  Rights  Agreement  dated  as of March  9,  1995  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (9)
          (f) Stock Purchase Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (9)
          (g) Registration Rights Agreement dated April 30, 1998 between Registrant and JNC Opportunity Fund, Ltd. (9)
          (h)  Form of Warrant dated April 30, 1998 (9)
     (10) (a)  1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998, between Registrant and John C.K. Hui (4) (9)
          (d) Modification and Extension Agreement dated March 12, 1998 between Registrant and Joseph Giacalone (10)
          (e)  1997 Stock Option Plan, as amended (10)
          (f) Employment Agreement dated January 6, 2000, and amended November 2000, between Registrant and D. Michael Deignan (11) (13)
          (g)  1999 Stock Option Plan, as amended (12)

    (22)       Subsidiary of the Registrant

                                                                         Percentage
               Name                    State of Incorporation          Owned by Company
               ----                    ----------------------          ----------------
               Viromedics, Inc.                Delaware                       61%
               180 Linden Avenue Corp.         New York                      100%

(23)           Consent of Grant Thornton LLP (14)
--------------------------
(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)  Incorporated by reference to Report on Form 8-K dated November 14, 1994.
(4)  Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
(6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
(7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
(9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
(10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999.
(11) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 29, 2000.
(12) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(13) Incorporated by reference to Report on Form 10-Q for the quarterly period ended November 30, 2000.
(14) Filed herewith.

(15) Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the seventeenth day of August, 2001.


                              VASOMEDICAL, INC.

                              By: /s/ D. Michael Deignan
                                 --------------------------------
                                 D. Michael Deignan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 17, 2001 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn          Director
Alexander G. Bearn

/s/ David S. Blumenthal         Director
David S. Blumenthal

/s/ Abraham E. Cohen            Chairman of the Board
Abraham E. Cohen

/s/ D. Michael Deignan          President, Chief Executive Officer and Director
D. Michael Deignan              (Principal Executive Officer)

/s/ Joseph A. Giacalone         Chief Financial Officer (Principal Financial and
Joseph A. Giacalone             Accounting Officer)

/s/ John C.K. Hui               Senior Vice President, Chief Technology Officer
John C.K. Hui                   and Director

/s/ Photios T. Paulson          Director
Photios T. Paulson

/s/ Kenneth W. Rind             Director
Kenneth W. Rind

/s/ E. Donald Shapiro           Director
E. Donald Shapiro

/s/ Anthony Viscusi             Director
Anthony Viscusi

/s/ Forrest R. Whittaker        Director
Forrest R. Whittaker

/s/ Zhen-sheng Zheng            Director
Zhen-sheng Zheng

                       Vasomedical, Inc. and Subsidiaries

                 Schedule II Valuation and Qualifying Accounts



                       Vasomedical, Inc. and Subsidiaries

                 Schedule II Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------
            Column A                    Column B                Column C                Column D            Column E
------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                                ---------
                                                             (1)        (2)
                                        Balance at       Charged to  Charged to                             Balance at
                                       beginning of      costs and     other                               end of period
                                          period         expenses     accounts         Deductions
------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (a)
 Year ended May 31, 2001                $400,000        $325,000                       $180,000 (a)           $545,000
 Year ended May 31, 2000                      $-        $400,000                                              $400,000

Reserve for obsolete inventory
 Year ended May 31, 2001                      $-        $150,000                                              $150,000

Valuation Allowance  Deferred Tax
Asset
 Year ended May 31, 2001             $14,665,000                                    $14,665,000                     $0
 Year ended May 31, 2000             $12,252,000                     $2,413,000                            $14,665,000
 Year ended May 31, 1999             $11,296,000                       $956,000                            $12,252,000

Provision for warranty obligations
 Year ended May 31, 2001                $387,000      $1,250,000                       $582,000             $1,055,000
 Year ended May 31, 2000                $496,000        $316,000                       $425,000               $387,000
 Year ended May 31, 1999                $574,000        $438,000                       $516,000               $496,000

(a)  accounts receivable written off

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Certified Public Accountants                    F-2

Financial Statements
        Consolidated Balance Sheets as of May 31, 2001 and 2000       F-3

        Consolidated Statements of Earnings for the
          years ended May 31, 2001, 2000 and 1999                     F-4

        Consolidated Statement of Changes in Stockholders'
          Equity for the years ended May 31, 2001, 2000 and 1999      F-5

        Consolidated Statements of Cash Flows for the
          years ended May 31, 2001, 2000 and 1999                     F-6

        Notes to Consolidated Financial Statements                    F-7 - F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended May 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
July 27, 2001

                       Vasomedical, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                    May 31,

                                                                        2001          2000
                                                                        ----          ----
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $3,785,456   $3,058,367
     Restricted cash                                                   1,141,667
     Accounts receivable, net of an allowance for doubtful accounts
      of $545,000 and $400,000 at May 31, 2001 and 2000, respectively  9,731,749    4,832,810
     Inventories                                                       4,367,943      906,984
     Deferred income taxes                                             2,908,000      400,000
     Other current assets                                                443,887      479,267
                                                                      ----------   ----------
            Total current assets                                      22,378,702    9,677,428
PROPERTY AND EQUIPMENT, net                                            2,606,037      548,316
CAPITALIZED COST IN EXCESS OF FAIR
  VALUE OF NET ASSETS ACQUIRED, net of accumulated amortization of $1,349,613 and $1,136,517 at May 31, 2001 and 2000,
     respectively                                                        142,085      355,181
DEFERRED INCOME TAXES                                                 11,298,000
OTHER ASSETS                                                              94,150        8,037
                                                                      ----------  -----------
                                                                     $36,518,974  $10,588,962
                                                                     ===========  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $4,573,791   $1,219,803
     Current maturities of long-term debt                                 33,074
     Accrued warranty and customer support expenses                      567,000      258,000
     Accrued professional fees                                           320,854      276,000
     Accrued commissions                                                 669,328      543,389
                                                                      ----------  -----------
           Total current liabilities                                   6,164,047    2,297,192
LONG-TERM DEBT                                                         1,108,593
ACCRUED WARRANTY COSTS                                                   488,000      129,000
OTHER LONG-TERM LIABILITIES                                                6,454       16,000
DEFERRED REVENUES                                                        243,151      203,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                              -            -
     Common stock, $.001 par value; 110,000,000 shares authorized;
      57,195,453 and 55,921,330 shares at May 31, 2001 and 2000,
      respectively, issued and outstanding                                57,195       55,921
     Additional paid-in capital                                       49,808,493   40,939,158
     Accumulated deficit                                             (21,356,959) (33,051,309)
                                                                      ----------  -----------
                                                                      28,508,729    7,943,770
                                                                      ----------  -----------
                                                                     $36,518,974  $10,588,962
                                                                     ===========  ===========

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                             Year ended May 31,
                                                        2001            2000            1999
                                                ---------------------------------------------------
Revenues
 Equipment sales                                      $26,912,373    $13,120,144     $5,335,200
 Equipment rentals and services                           595,965        553,488        689,063
                                                      -----------    -----------     ----------
                                                       27,508,338     13,673,632      6,024,263
 Cost of sales and services                             7,910,359      3,277,700      2,035,578
                                                      -----------    -----------     ----------
  Gross profit                                         19,597,979     10,395,932      3,988,685
Expenses
 Selling, general and administrative                   11,634,965      7,383,567      6,207,924
 Research and development                               2,554,470      1,413,464        706,934
 Provision for doubtful accounts                          325,000        400,000
 Interest and financing costs                              48,294          7,302         11,880
 Interest and other income - net                         (201,992)       (99,317)      (115,064)
                                                      -----------    -----------     ----------
                                                       14,360,737      9,105,016      6,811,674
                                                      -----------    -----------     ----------
 NET EARNINGS (LOSS) BEFORE INCOME TAXES                5,237,242      1,290,916     (2,822,989)
 Income tax benefit, net                                6,457,108        400,000
                                                      -----------    -----------     ----------
 NET EARNINGS (LOSS)                                   11,694,350      1,690,916     (2,822,989)
Deemed dividend on preferred stock                                                     (864,000)
Preferred stock dividend requirement                                     (94,122)      (205,163)
                                                      -----------    -----------    -----------
  EARNINGS (LOSS) APPLICABLE TO
   COMMON STOCKHOLDERS                                $11,694,350     $1,596,794    $(3,892,152)
                                                      ===========    ===========    ===========
Net earnings (loss) per common share
   - basic                                                   $.21           $.03          $(.08)
                                                            =====          =====         ======
   - diluted                                                 $.20           $.03          $(.08)
                                                            =====          =====         ======
Weighted average common shares
 outstanding - basic                                    56,571,402    52,580,623     49,371,574
                                                      ===========    ===========    ===========
             - diluted                                  59,927,199    57,141,949     49,371,574
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                    Total
                                                                                   Additional      Accum-           stock-
                                            Preferred stock       Common stock        paid-in      ulated          holders'
                                            Shares    Amount    Shares     Amount     capital      deficit          equity
                                            ------    ------    ------     ------  ----------      -------        ---------
Balance at June 1, 1998                     225,750    $2,258 48,531,278  $48,531 $36,458,155  $(30,755,951)   $5,752,993

Conversion of preferred stock               (50,750)     (508)   975,882      976        (468)                          -
Exercise of warrants                                             825,000      825     354,175                     355,000
Deemed dividend on preferred stock                                                    864,000      (864,000)            -
Preferred stock dividend requirement                                                               (205,163)      (205,163)
Common stock issued in lieu of
  preferred stock dividends                                       70,527       71      73,621                       73,692
Net loss                                                                                          (2,822,989)   (2,822,989)
                                           --------  ------   ----------   ------   ----------   -----------     ----------
Balance at May 31, 1999                     175,000   1,750   50,402,687   50,403   37,749,483   (34,648,103)    3,153,533

Conversion of preferred stock              (175,000) (1,750)   3,095,612    3,096       (1,346)                          -
Exercise of options and warrants                               2,169,831    2,169    2,816,542                    2,818,711
Preferred stock dividend requirement                                                                 (94,122)       (94,122)
Common stock issued in lieu of
 preferred stock dividends                                       253,200      253      287,479                      287,732
Stock options granted for services                                                      87,000                       87,000
Net earnings                                                                                       1,690,916      1,690,916
                                           --------  ------   ----------   ------   ----------   -----------     ----------
Balance at May 31, 2000                                       55,921,330   55,921   40,939,158   (33,051,309)     7,943,770

Exercise of options and warrants                               1,274,123    1,274    1,625,335                    1,626,609
Stock options granted for services                                                      35,000                       35,000
Tax benefit of stock options and warrants
 exercised in the current and prior years                                            7,209,000                    7,209,000
Net earnings                                                                                      11,694,350     11,694,350
                                           --------  ------   ----------  -------  -----------  ------------    -----------
Balance at May 31, 2001                           -  $    -   57,195,453  $57,195  $49,808,493  $(21,356,959)   $28,508,729
                                           ========  ======   ==========  =======  ===========  ============    ===========

The accompanying notes are an integral part of this statement.

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended May 31,
                                                                           -----------------
                                                                  2001             2000           1999
                                                                  ----             ----           ----
Cash flows from operating activities
 Net earnings (loss)                                            $11,694,350     $1,690,916     $(2,822,989)
                                                                -----------     ----------     -----------
 Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities
   Depreciation and amortization                                    587,541        483,627         463,859
   Provision for doubtful accounts, net of write-offs               145,000        400,000
   Reserve for inventory obsolescence                               150,000
   Deferred income taxes                                         (6,597,000)      (400,000)
   Stock options granted for services                                35,000         87,000
   Changes in operating assets and liabilities
    Accounts receivable                                          (5,043,939)    (3,647,378)       (609,091)
    Inventories                                                  (4,460,572)      (281,337)       (367,791)
    Other current assets                                             35,380       (301,555)        (12,887)
    Other assets                                                    (90,251)        15,077             402
    Accounts payable, accrued expenses and other current
     liabilities                                                  3,833,781        630,164         587,915
    Other liabilities                                               389,605        164,000        (267,000)
                                                                -----------     ----------     -----------
                                                                (11,015,455)    (2,850,402)       (204,593)
                                                                -----------     ----------     -----------
   Net cash provided by (used in) operating activities              678,895     (1,159,486)     (3,027,582)
                                                                -----------     ----------     -----------
Cash flows from investing activities
 Purchase of property and equipment                              (1,578,415)      (279,033)        (17,229)
                                                                -----------     ----------     -----------
  Net cash used in investing activities                          (1,578,415)      (279,033)        (17,229)
                                                                -----------     ----------     -----------
Cash flows from financing activities
 Proceeds from notes                                              1,141,667
 Restricted cash                                                 (1,141,667)
 Proceeds from exercise of options and warrants                   1,626,609      2,818,711         355,000
                                                                -----------     ----------     -----------
  Net cash provided by financing activities                       1,626,609      2,818,711         355,000
                                                                -----------     ----------     -----------
  NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                        727,089      1,380,192      (2,689,811)
Cash and cash equivalents - beginning of year                     3,058,367      1,678,175       4,367,986
                                                                -----------     ----------     -----------
Cash and cash equivalents - end of year                          $3,785,456     $3,058,367      $1,678,175
                                                                ===========     ==========     ===========
Non-cash investing and financing activities were as follows:
 Deemed dividend on preferred stock                                                               $864,000
 Issuance of common stock in lieu of preferred dividends                           $94,122          73,692
 Inventories transferred to property and equipment,
  attributable to operating leases  net                            $849,613         31,554         452,000

Supplemental disclosures:
Interest paid                                                       $48,294         $7,302         $11,880
Income taxes paid                                                    10,749          9,224           9,486

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 2001, 2000 and 1999

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP enhanced external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, atraumatic treatment of patients with cardiovascular disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, a significant portion of the Company's revenues have been generated from customers in the United States.

     A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     Principles of Consolidation


     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its majority-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

     Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets, which range from three to thirty-nine years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. Leasehold improvements are amortized over the shorter of the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

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

     Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery and customer acceptance. The Company has also entered into lease agreements for its EECP system that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

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

     Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, the Company generally considers all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent management's judgment regarding the realization of the deferred tax assets change, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which management's estimate as to the realizability of the asset changed.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, and the adequacy of inventory and warranty reserves. Actual results could differ from those estimates.

     Net Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares from stock options, warrants and convertible preferred stock are excluded in computing basic and diluted net loss per share for fiscal 1999 as their effects would have been antidilutive.

     Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note F, pro forma disclosure of the effect on net earnings
(loss) and net earnings (loss) per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

     Statements of Cash Flows

     The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

     Reclassifications

     Certain reclassifications have been made to the prior-years' financial statements to conform to the fiscal 2001 presentation.


NOTE B - INVENTORIES

                                                                  May 31,
                                                                  -------
        Inventories consist of the following:                 2001       2000
                                                              ----       ----
                Raw materials                               $3,364,276  $545,924
                Work in progress                               497,667         -
                Finished goods                                 506,000   361,060
                                                            ----------  --------
                                                            $4,367,943  $906,984
                                                            ==========  ========

NOTE C - PROPERTY AND EQUIPMENT

                                                                  May 31,
                                                                  -------
        Property and equipment is summarized as follows:      2001       2000
                                                              ----       ----

                Land                                        $200,000    $      -
                Building and improvements                  1,252,423           -
                Office, laboratory and other equipment       617,875     413,070
                EECP units under operating leases          1,176,500     416,000
                Furniture and fixtures                       124,764      81,232
                Construction in progress                        -        139,317
                Leasehold improvements                       112,578      95,610
                                                          ----------    --------
                                                           3,484,140   1,145,229
                Less accumulated depreciation and
                 amortization                               (878,103)   (596,913)
                                                          ----------    --------
                                                          $2,606,037    $548,316
                                                          ==========    ========

NOTE D  LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

                                                            May 31,
                                                             2001
                                                            -------
Revolving credit agreement (a)                                      -
Term loan (b)                                              $1,141,667
                                                           ----------
                                                            1,141,667
Less current portion                                           33,074
                                                           ----------
                                                           $1,108,593
                                                           ==========

     (a) On February 28, 2001, the Company established a secured revolving credit line with its existing bank. The credit line provides for borrowings up to $5,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (5.65% at May 31, 2001). Under the terms of the agreement, which expires on September 30, 2001, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company. At May 31, 2001, there were no outstanding borrowings under this line.

     (b) In November 2000, the Company purchased its headquarters and warehouse facilities and secured a note payable from a financial institution for $1,141,667. The note bears interest at the Libor Rate plus 150 basis points (5.65% at May 31, 2001) and is due in monthly payments of interest only, with a balloon payment due in August 2001. The note is secured by the building, and the Company maintains a restricted cash balance with the financial institution for the amount of the note during its term. The Company has received long-term financing commitments under two programs sponsored by New York State at favorable fixed interest rates, ranging from 6% to 7.9%, over a fifteen-year term. The existing note is expected to be refinanced under these commitments in August 2001. As such, the Company has classified the note payable in the accompanying consolidated balance sheet in accordance with the estimated amortization schedule of principal and interest payments.

        Maturities of long-term debt are as follows at May 31, 2001:
                2002                                    $33,074
                2003                                     46,879
                2004                                     50,270
                2005                                     53,912
                2006                                     57,823
                Thereafter                              899,709
                                                     ----------
                                                     $1,141,667
                                                     ==========

NOTE E - STOCKHOLDERS' EQUITY AND WARRANTS

Fiscal 1999

     Based upon negotiations between the Company and the holder of its then-existing 5% Series C Cumulative Convertible Preferred Stock (the "Series C preferred stock") in December 1998 relating to the delayed effectiveness of a registration statement covering the underlying shares of common stock, the conversion price with respect to the Series C preferred stock was reduced to the lower of (i) $2.00 per share or (ii) 81% of the Average Closing Price, as defined. The Company estimated the incremental value of the deemed dividend, representing the additional discount resulting from the allocation of proceeds to the beneficial conversion feature, to approximate $203,000. Accordingly, the Company recognized this incremental deemed dividend in the second quarter of fiscal 1999. In fiscal 1999, the remaining balance of 50,750 shares of its then-existing 5% Series B Cumulative Convertible Preferred Stock were converted into 975,882 shares of common stock.

Fiscal 2000

     In fiscal 2000, all 175,000 shares of Series C preferred stock were converted into 3,095,612 shares of common stock. In addition, warrants to purchase 1,435,000 shares of common stock were exercised (net of 101,910 shares offered in payment in lieu of cash), aggregating $1,272,000 in proceeds to the Company.

Fiscal 2001

     In fiscal 2001, warrants to purchase 776,212 shares of common stock were exercised, aggregating $1,143,000 in proceeds to the Company.

Warrants
--------
     Warrant activity for the years ended May 31, 1999, 2000 and 2001 is summarized as follows:

                                Non-employee
                                 Directors      Employees      Consultants       Total           Price Range
                                ------------    ---------      -----------       -----           -----------
Balance at June 1, 1998         1,125,000       1,920,000       1,828,712       4,873,712        $.38 - $2.18
 Exercised                       (300,000)       (525,000)              -        (825,000)       $.38 -  $.45
 Canceled/retired                (425,000)       (120,000)       (450,000)       (995,000)       $.91 - $1.50
                                ---------       ---------       ---------       ---------        ------------
Balance at May 31, 1999           400,000       1,275,000       1,378,712       3,053,712        $.38 - $2.18
 Exercised                       (400,000)       (525,000)       (510,000)     (1,435,000)       $.38 - $2.18
                                ---------       ---------       ---------       ---------        ------------
Balance at May 31, 2000                 -         750,000         868,712       1,618,712        $.45 - $2.08
 Exercised                                       (250,000)       (526,212)       (776,212)       $.45 - $2.08
                                ---------       ---------       ---------       ---------        ------------
Balance at May 31, 2001                 -         500,000         342,500         842,500        $.45 - $2.08
                                =========       =========       =========       =========        ============
Number of shares exercisable            -         500,000         342,500         842,500        $.45 - $2.08
                                =========       =========       =========       =========        ============

        The following table summarizes information about warrants outstanding and exercisable at May 31, 2001:
                      Warrants Outstanding and Exercisable
                      ------------------------------------

                                                            Weighted
                                    Number                   Average
                                Outstanding and             Remaining             Weighted
                                 Exercisable at          Contractual Life          Average
Range of Exercise Prices          May 31, 2001                (yrs.)            Exercise Price
----------------------------------------------------------------------------------------------
 $.45                               500,000                    1.6                 $.45
 $.91                               200,000                    5.4                 $.91
$2.08                               142,500                    1.1                $2.08
                                ----------------------------------------------------------
                                    842,500                    2.4                 $.83
                                ==========================================================

NOTE F - OPTION PLANS

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

     In January 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $3.81 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). These stock options were fair-valued at $60,000 which the Company will charge to operations over the one-year period in which services are rendered. During fiscal 2001, the Company charged $35,000 to operations.

     Subsequent to May 31, 2001, the Board of Directors granted stock options under the 1999 Plan to officers/employees to purchase an aggregate of 700,000 shares of common stock at exercise prices ranging from $3.96 to $4.02 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     Activity under all the plans for the years ended May 31, 1999, 2000 and 2001 is summarized as follows:

                                                                    Outstanding Options
                                                   --------------------------------------------------
                           Shares Available        Number of       Exercise          Weighted Average
                           for Grant               Shares          Price per Share   Exercise Price
                           ----------------        ----------      ---------------   ----------------
Balance at June 1, 1998       855,500              2,060,143        $.78 - $3.44         $2.44
  Shares authorized         1,000,000
  Options granted          (1,853,500)             1,853,500        $.75 -  $.88          $.87
  Options canceled             38,500                (58,500)       $.88 - $1.91         $1.36
                          -----------------------------------------------------------------------
Balance at May 31, 1999        40,500              3,855,143        $.75 - $3.44         $1.70
  Shares authorized         2,000,000
  Options granted          (1,270,000)             1,270,000       $1.22 - $5.15         $1.95
  Options exercised                 -               (836,741)      $.75  - $3.44         $1.85
  Options canceled            134,668               (144,668)      $.88  - $1.91         $1.47
                          -----------------------------------------------------------------------
Balance at May 31, 2000       905,168              4,143,734       $.75  - $5.15         $1.76
  Shares authorized         1,000,000
  Options granted            (798,000)               798,000       $2.66 - $5.00         $4.00
  Options exercised                 -               (497,911)      $.75  - $3.44          $.97
  Options canceled            111,000               (111,000)      $.75  - $3.47         $1.90
                          -----------------------------------------------------------------------
Balance at May 31, 2001     1,218,168              4,332,823       $.75  - $5.15         $2.03
                          =======================================================================

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2001:

                                                Options Outstanding                              Options Exercisable
                                ----------------------------------------------------     --------------------------------
                                                  Weighted
                                                  Average
                                Number            Remaining           Weighted            Number           Weighted
                                Outstanding at    Contractual Life    Average             Exercisable at    Average
Range of Exercise Prices        May 31, 2001      (yrs.)              Exercise Price      May 31, 2001      Exercise Price
--------------------------------------------------------------------------------------------------------------------------
$.75  -  $.88                   1,017,279            5.7                 $.87               828,780            $.87
$1.22 -  $1.77                    938,250            8.4                $1.36               281,582           $1.41
$1.91 -  $2.66                    873,294            7.0                $1.99               803,294           $1.93
$2.91 -  $4.28                  1,206,000            7.3                $3.68               621,000           $3.49
$4.59 -  $5.15                    298,000            9.1                $4.82                60,000           $5.15
                               ------------------------------------------------           --------------------------
                                4,332,823            7.2                $2.26             2,594,656           $1.98
                               ================================================           ==========================

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

Fiscal year ended May 31,               2001            2000            1999
-------------------------               ----            ----            ----
Expected life (years)                     5               5               5
Expected volatility                      80%             80%             80%
Risk-free interest rate                 5.2%            6.0%            4.4%

     The following are the pro forma net earnings (loss) and net earnings (loss) per share basic and diluted amounts for fiscal 2001, 2000 and 1999, as if compensation expense for stock-based awards had been determined based on their estimated fair value at the date of grant:

                                                2001            2000            1999
                                                ----            ----            ----
Pro forma net earnings (loss)               $10,382,690        $576,435     $(5,534,569)
Pro forma net earnings (loss) per share
     - basic                                       $.18            $.01           $(.11)
     - diluted                                     $.17            $.01           $(.11)

     The weighted-average fair value of options granted during fiscal 2001, 2000 and 1999 was $2.73, $2.75 and $.58, respectively. At May 31, 2001, there were approximately 13,180,000 remaining authorized shares of common stock after reserves for all stock option plans, stock warrants and shareholders' rights.

NOTE G  EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                          For the fiscal year ended May 31,
                                        ------------------------------------
                                        2001            2000            1999
                                        ----            ----            ----
Numerator:
   Basic earnings (loss)             $11,694,350     $1,690,916     $(2,822,989)
     Preferred stock dividends                 -       (94,122)      (1,069,163)
                                     -----------     ----------     ------------
   Diluted earnings (loss)           $11,694,350     $1,596,794     $(3,892,152)
                                     ===========     ==========     ============
Denominator:
   Basic - weighted average shares    56,571,402     52,580,623       49,371,574
     Stock options                     2,270,094      1,389,607                -
     Warrants                          1,085,703      1,428,678                -
     Convertible preferred stock               -      1,743,041                -
                                     -----------     ----------     ------------
   Diluted  weighted average shares   59,927,199     57,141,949       49,371,574
                                     ===========     ==========     ============
Earnings (loss) per share - basic           $.21          $0.03           $(.08)
                                           =====          =====           ======
                          - diluted         $.20          $0.03           $(.08)
                                           =====          =====           ======

NOTE H - REVENUE CONCENTRATIONS

     In fiscal 1999, the Company had sales to one customer, accounting for 21% of the Company's revenues. No single customer accounted for greater than 10% of the Company's revenues in fiscal 2001 and 2000.

NOTE I - INCOME TAXES

     In fiscal 2001, the Company recorded a benefit for income taxes of $6,457,108, inclusive of $139,892 in current tax expense principally resulting from the federal alternative minimum tax and a deferred tax benefit of $6,597,000 resulting principally from the change in the valuation allowance. In fiscal 2000, the Company recorded a $400,000 benefit for income taxes resulting principally from a change in the deferred tax valuation allowance. The Company's deferred tax assets are summarized as follows:

                                                                May 31,
                                                  ------------------------------------
                                                  2001            2000            1999
                                                  ----            ----            ----
Deferred tax assets
  Net operating loss and other carryforwards    $13,422,000    $14,627,000    $11,913,000
  Accrued  compensation                                   -         12,500         92,000
  Bad debts                                         178,000        187,000              -
  Other                                             606,000        238,500        247,000
                                                -----------    -----------    -----------
  Total  gross  deferred  tax assets             14,206,000     15,065,000     12,252,000
  Valuation  allowance                                    -    (14,665,000)   (12,252,000)
                                                -----------    -----------    -----------
  Net deferred tax assets                       $14,206,000    $   400,000    $         -
                                                ===========    ===========    ===========

     The fiscal 2001 deferred tax benefit does not include the tax benefit associated with the current and prior years' exercises of stock options and warrants, aggregating $7,209,000, which was credited directly to additional paid- in capital in such year.

     In fiscal 2000 and 1999, management had established a valuation allowance for all or a portion of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income. At May 31, 2000, the valuation allowance primarily related to net operating losses and a $6,165,000 tax benefit from the exercise of stock options and warrants included in the net operating loss carryforward. At May 31, 1999, the valuation allowance primarily related to net operating losses and a $2,200,000 tax benefit from the exercise of stock options and warrants included in the net operating loss carryforward.

     As of May 31, 2001, management determined that no valuation allowance was required based upon its financial performance, which was positively affected by the availability of Medicare coverage and reimbursement and the increasing acceptance by the medical community of the Company's cost-effective and noninvasive therapy system. In addition, the Company's assessment of the cardiovascular disease marketplace, which includes favorable patient demographics and unmet clinical needs, provides a substantial economic opportunity and anticipated future earnings stream with respect to current and prospective clinical applications for its products. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     At May 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $39,058,000, expiring at various dates from 2005 through 2020.

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                           2001                    2000                   1999
                                          Amount          %       Amount        %        Amount         %
                                  ---------------------------------------------------------------------------
Federal statutory rate                $1,781,000        34.0      $387,911     34.0     $(959,816)    (34.0)
State taxes, net                          65,000         1.2        83,451      7.3      (275,455)     (9.7)
Permanent differences                     67,300         1.3        89,756      7.8        86,165       3.1
Net operating loss generating no
  current year tax benefit                                                              1,149,106      40.6
Utilization of net operating          (1,781,000)      (34.0)     (561,118)   (49.1)            -         -
  loss
Change in valuation allowance                                                                   -         -
  relating to operations              (6,719,000)     (128.3)     (400,000)   (35.0)
Other                                    129,592         2.5
                                  ---------------------------------------------------------------------------
                                    $(6,457,108)     (123.3)     $(400,000)   (35.0)       $    -         -
                                  ===========================================================================

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

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company maintains employment agreements with certain executive officers, expiring at various dates through January 2002. All such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate the employment agreement. Upon such termination, the employee has the right to receive, as a lump-sum payment, certain compensation remaining to be paid for the balance of the term of the agreement.

     The approximate aggregate minimum compensation obligation under active employment agreements at May 31, 2001 is $213,000 payable in fiscal 2002.

Leases

     The Company leases additional warehouse space under two noncancelable operating leases which expire on October 31, 2002 and September 30, 2006, respectively. Rent expense was $69,000, $130,000 and $125,000 in fiscal 2001, 2000 and 1999, respectively. In November 2000, upon the expiration of another unrelated lease, the Company purchased its headquarters and manufacturing facilities.

     Approximate   aggregate  minimum  annual   obligations  under  these  lease
agreements and other equipment leasing agreements at May 31, 2001 are summarized as follows:

                               Fiscal Year             Amount
                               -----------             ------
                                  2002                $81,000
                                  2003                 75,000
                                  2004                 49,000
                                  2005                 42,000
                                  2006                 37,000
                                  2007                 12,000
                                                      -------
                                                     $296,000
                                                     ========

Litigation

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company. The action seeks undefined damages based upon the alleged breach of an agreement to register the Company's common stock. The Company believes that the complaint is without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action seeks damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. The Company believes that the complaint is without merit and is vigorously defending the claims. This matter is in its preliminary stages and the Company is unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

401(k) Plan

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. No Company contributions were made for the fiscal years ended May 31, 2001, 2000 and 1999.

Purchase Commitments

     At May 31, 2001, the Company had outstanding purchase commitments of $1,296,000 with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its EECP Model MC2 system. The Company believes that VAMED will be able to meet the Company's future needs for these systems.


NOTE K  SUMMARY OF QUARTERLY FINANCIAL DATA

     The following is a summary of the Company's unaudited quarterly operating results for the years ended May 31, 2000 and 2001.

                                                              Three months ended
                     ----------------------------------------------------------------------------------------------------
(in   000s   except
earnings per share        May 31,     Feb. 28,      Nov. 30,     Aug. 31,     May 31,    Feb. 29,    Nov. 30,    Aug. 31,
data)                      2001         2001          2000         2000        2000        2000        1999        1999
-------------------------------------------------------------------------------------------------------------------------
Revenues                   $8,741       $7,068        $6,454       $5,245      $4,521      $3,178      $2,956      $3,019
Gross Profit               $6,115       $4,836        $4,765       $3,882      $3,564      $2,341      $2,138      $2,353
Net Earnings               $6,814       $1,785        $1,695       $1,400      $1,023        $250         $54        $270


Earnings per
  share - basic              $.12         $.03          $.03         $.02        $.02        $.00        $.00        $.01
        - diluted            $.11         $.03          $.03         $.02        $.02        $.00        $.00        $.01

Weighted average
  common shares
  outstanding
           - basic         57,068       56,711        56,383       56,129      55,746      52,687      51,093      50,851
           - diluted       60,299       59,891        59,852       59,694      60,948      55,271      55,488      56,216