Form 10-Q
period 2001-08-31
VASOMEDICAL INC
filed 2001-10-10
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2001

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                          (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 9, 2001                       57,213,620


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited)                             Page
                                                                            ----
               Consolidated Condensed Balance Sheets as of
                       August 31, 2001 and May 31, 2001                       3

               Consolidated Condensed Statements of Earnings for the
                       Three Months Ended August 31, 2001 and 2000            4

               Consolidated Condensed Statement of Changes in Stockholders'
                       Equity for the Period from June 1, 2001 to
                       August 31, 2001                                        5

               Consolidated Condensed Statements of Cash Flows for the
                       Three Months Ended August 31, 2001 and 2000            6

               Notes to Consolidated Condensed Financial Statements           7

       Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

PART II - OTHER INFORMATION                                                  11

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           August 31,       May 31,
                                                                                              2001          2001
                                                                                              ----          ----
ASSETS                                                                                    (unaudited)      (audited)
CURRENT ASSETS
          Cash and cash equivalents                                                        $2,366,692     $3,785,456
          Restricted cash                                                                   1,141,667      1,141,667
          Accounts receivable, net of an allowance for doubtful accounts of
          $644,000 at August 31, 2001 and $545,000 at May 31, 2001                         10,287,926      9,731,749
          Inventories                                                                       6,143,364      4,367,943
          Deferred income taxes                                                             3,042,000      2,908,000
          Financing receivables, net                                                          216,296              -
          Other current assets                                                                764,146        443,887
                                                                                          -----------    -----------
                  Total current assets                                                     23,962,091     22,378,702

PROPERTY AND EQUIPMENT, net                                                                 2,764,763      2,606,037
CAPITALIZED COST IN EXCESS OF FAIR
     VALUE OF NET ASSETS ACQUIRED, net of accumulated amortization of
      $1,423,137 and $1,349,613 at August 31, 2001 and May 31, 2001, respectively              88,811        142,085
FINANCING RECEIVABLES, net                                                                  1,613,265              -
DEFERRED INCOME TAXES                                                                      10,494,000     11,298,000
OTHER ASSETS                                                                                  106,993         94,150
                                                                                          -----------    -----------
                                                                                          $39,029,923    $36,518,974
                                                                                          ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                            $5,871,291     $4,573,791
          Current maturities of long-term debt                                                 44,579         33,074
          Accrued warranty and customer support expenses                                      546,000        567,000
          Accrued professional fees                                                           221,937        320,854
          Accrued commissions                                                                 697,541        669,328
                                                                                          -----------    -----------
                  Total current liabilities                                                 7,381,348      6,164,047

LONG-TERM DEBT                                                                              1,097,088      1,108,593
ACCRUED WARRANTY COSTS                                                                        529,000        488,000
OTHER LONG-TERM LIABILITIES                                                                         -          6,454
DEFERRED REVENUES                                                                             224,800        243,151

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000 shares authorized;
            none issued and outstanding                                                             -              -
          Common stock, $.001 par value; 110,000,000 shares authorized;
            57,210,453 and 57,195,453 shares at August 31, 2001 and
            May 31, 2001, respectively, issued and outstanding                                 57,210         57,195
          Additional paid-in capital                                                       49,854,678     49,808,493
          Accumulated deficit                                                             (20,114,201)   (21,356,959)
                                                                                          -----------    -----------
                  Total stockholders' equity                                               29,797,687     28,508,729
                                                                                          -----------    -----------
                                                                                          $39,029,923    $36,518,974
                                                                                          ===========    ===========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     Three months ended
                                                     ------------------
                                                         August 31,
                                                         ----------
                                                    2001               2000
                                                    ----               ----
Revenues
  Equipment sales                                $7,431,536         $5,193,909
  Equipment rentals and services                    365,140             50,750
  Equipment sold under sales-type leases          1,829,561                  -
                                                 ----------         ----------
                                                  9,626,237          5,244,659
Cost of sales and services                        2,779,108          1,362,266
                                                 ----------         ----------
  Gross Profit                                    6,847,129          3,882,393

Expenses
  Selling, general and administrative             3,634,952          2,394,494
  Research and development                        1,149,880            443,399
  Provision for doubtful accounts                    99,000             51,000
  Interest and financing costs                       20,229              2,427
  Interest and other income - net                   (26,492)           (51,246)
                                                 ----------         ----------
                                                  4,877,569          2,840,074
                                                 ----------         ----------
  EARNINGS BEFORE INCOME TAXES                    1,969,560          1,042,319
   Income tax (expense) benefit                    (726,802)           358,000
                                                 ----------         ----------
  NET EARNINGS                                   $1,242,758         $1,400,319
                                                 ==========         ==========

Earnings per common share
      Basic and diluted                                $.02               $.02
                                                       ====               ====
Weighted average common shares
  outstanding
      Basic                                      57,198,388         56,129,057
                                                 ==========         ==========
      Diluted                                    59,775,522         59,694,225
                                                 ==========         ==========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                               Total
                                                                Additional      Accum-         stock
                                            Common Stock         paid-in        ulated         holders'
                                           Shares    Amount       capital       deficit        equity
                                           ------    ------     ----------      -------        -------
Balance at June 1, 2001                  57,195,453   $57,195   $49,808,493   $(21,356,959)   $28,508,729
Exercise of options and warrants             15,000        15        31,185                        31,200
Stock options granted for services                                   15,000                        15,000
Net earnings                                                                     1,242,758      1,242,758
                                         ----------   -------   -----------   ------------    -----------
Balance at August 31, 2001               57,210,453   $57,210   $49,854,678   $(20,114,201)   $29,797,687
                                         ==========   =======   ===========   ============    ===========



The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended
                                                                          ------------------
                                                                               August 31,
                                                                               ----------
                                                                         2001             2000
                                                                         ----             ----
Cash flows from operating activities
  Net earnings                                                        $1,242,758       $1,400,319
                                                                      ----------       ----------
  Adjustments to reconcile net earnings
    to net cash (used in) provided by operating activities
     Depreciation and amortization                                       225,378          116,981
    Provision for bad debts                                               99,000           51,000
    Deferred income taxes                                                670,000         (358,000)
    Stock options granted for services                                    15,000            7,000
     Changes in operating assets and liabilities
        Accounts receivable                                             (655,177)        (485,913)
        Financing receivables, net                                    (1,829,561)               -
        Inventories                                                   (2,011,209)        (467,808)
        Other current assets                                            (320,259)           8,472
        Other assets                                                     (12,843)               -
        Accounts payable, accrued expenses and other current
         liabilities                                                   1,205,796          181,366
        Other liabilities                                                 16,195          181,917
                                                                      ----------       ----------
                                                                      (2,597,680)        (764,985)
                                                                      ----------       ----------
     Net cash (used in) provided by operating activities              (1,354,922)         635,334
                                                                      ----------       ----------

Cash flows from investing activities
  Purchase of property and equipment                                     (95,042)        (105,250)
                                                                      ----------       ----------
     Net cash used in investing activities                               (95,042)        (105,250)
                                                                      ----------       ----------

Cash flows from financing activities
  Proceeds from exercise of options and warrants                          31,200          868,146
                                                                      ----------       ----------
     Net cash provided by financing activities                            31,200          868,146
                                                                      ----------       ----------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,418,764)       1,398,230
Cash and cash equivalents - beginning of period                        3,785,456        3,058,367
                                                                      ----------       ----------
Cash and cash equivalents - end of period                             $2,366,692       $4,456,597
                                                                      ==========       ==========


Non-cash investing and financing activities were as follows:
Inventories transferred to (from) property and equipment,
   attributable to operating leases - net                               $235,788         $(10,944)

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2001
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 2001 and the related consolidated condensed statements of earnings for the three-month periods ended August 31, 2001 and 2000, changes in stockholders' equity for the three-month period ended August 31, 2001 and cash flows for the three-month periods ended August 31, 2001 and 2000 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2001. Results of operations for the periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                                      August 31,        May 31,
                                                                      ----------        -------
         Inventories consist of the following:                            2001            2001
                                                                          ----            ----
                  Raw materials                                       $4,162,212       $3,364,276
                  Work in progress                                       610,652          497,667
                  Finished goods                                       1,370,500          506,000
                                                                      ----------       ----------
                                                                      $6,143,364       $4,367,943
                                                                      ==========       ==========

NOTE C - FINANCING RECEIVABLES

     On August 1, 2001, the Company entered into sales-type lease agreements for certain EECP units with two customers. The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payment and obligations under capital leases in effect for the twelve months ended August 31:

                                                                               Financing receivables
                                                                               ---------------------
                     2002                                                           $387,600
                     2003                                                            387,600
                     2004                                                            986,778
                     2005                                                            241,800
                     2006                                                            241,800
                     Thereafter                                                      597,296
                                                                                   ---------
                     Total minimum lease payments                                  2,842,874
                     Less estimated executory costs                                (253,000)
                                                                                   ---------
                     Net minimum lease payments                                    2,589,874
                     Less interest                                                 (565,977)
                                                                                   ---------
                     Present value of minimum lease payments                       2,023,897
                     Less valuation allowance                                      (194,336)
                                                                                   ---------
                     Net financing receivables                                     1,829,561
                     Less current portion                                          (216,296)
                                                                                   ---------
                     Long-term portion                                            $1,613,265
                                                                                  ==========

     The annual minimum lease payments are subject to increases based on usage of the leased units in accordance with the provisions of the lease agreements.

NOTE D - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     In November 2000, the Company purchased its headquarters and warehouse facility and secured two notes payable from a financial institution for $641,667 and $500,000, respectively. These notes bear interest at the Libor Rate plus 150 basis points (3.58% at August 31, 2001) and are due in monthly payments of interest only. The notes are secured by the building, and the Company maintains a restricted cash balance with the financial institution for the amount of the notes during their outstanding terms. Concurrent with the building purchase, the Company had received long-term financing commitments under two programs sponsored by New York State. In September 2001, the Company refinanced $641,667 of the notes under the first New York State sponsored program at a fixed interest rate of 7.8% over a fifteen-year term. The second note is expected to be refinanced in the second quarter of fiscal 2001 under a program with a fixed interest rate of 6% over a fifteen-year term. As such, the Company has classified the notes payable in the accompanying consolidated balance sheet in accordance with the estimated amortization schedules of principal and interest payments.

                       Vasomedical, Inc. and Subsidiaries

                                 August 31, 2001
                                   (unaudited)

NOTE D - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT (continued)

     On February 28, 2001, the Company established a secured revolving credit line with its existing bank. The credit line provides for borrowings up to $5,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.58% at August 31, 2001). Under the terms of the agreement, which expires on October 31, 2001 and is expected to be renewed, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company. At
August 31, 2001, there were no outstanding borrowings under this line. In September 2001, the Company borrowed $500,000 under this line.

NOTE E - STOCKHOLDERS' EQUITY

     In the first quarter of fiscal 2002, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to employees to purchase an aggregate of 750,500 shares of common stock, at exercise prices ranging form $3.65 to $4.02 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     In the first quarter of fiscal 2002, options and warrants to purchase 15,000 shares of common stock were exercised, aggregating $31,200 in proceeds to the Company. Subsequent to August 31, 2001, options to purchase 3,167 shares of common stock were exercised, aggregating $4,490 in proceeds to the Company.

NOTE F - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, and convertible preferred stock, assuming conversion at the beginning of the period. Options and warrants to purchase 1,367,000 and 236,500 shares of common stock were excluded from the computation of diluted earnings per share as of August 31, 2001 and 2000, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three months ended August 31,
                                                                    2001                      2000
                                                                    ----                      ----
Numerator:
   Basic and diluted earnings                                    $1,242,758                $1,400,319
                                                                 ==========                ==========
Denominator:
   Basic - weighted average shares                               57,198,388                56,129,057
         Stock options                                            1,919,061                 2,473,640
         Warrants                                                   658,073                 1,091,528
                                                                 ----------                ----------
   Diluted - weighted average shares                             59,775,522                59,694,225
                                                                 ==========                ==========
Basic and diluted earnings per share                                   $.02                      $.02
                                                                       ====                      ====

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation
----------

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

Purchase Commitments
--------------------

     At August 31, 2001, the Company had outstanding purchase commitments of $648,000 with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its EECP Model MC2 system. The Company believes that VAMED will be able to meet the Company's future needs for these systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended August 31, 2001 and August 31, 2000
------------------------------------------------------

     The Company generated revenues from the sale and lease of EECP(R) systems of $9,626,000 and $5,245,000 for the three- month periods ended August 31, 2001 and 2000, respectively, representing an 84% increase. The Company generated earnings before income taxes of $1,970,000 and $1,042,000 for the three-month periods ended August 31, 2001 and 2000, respectively, representing an 89% increase. The Company reported net earnings of $1,243,000 and $1,400,000 for the three-month periods ended August 31, 2001 and 2000, respectively, after recognition of an income tax provision of $670,000 for the three months ended August 31, 2001 and a deferred income tax benefit of $358,000 for the three months ended August 31, 2000.

     The number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement by the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. HCFA is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. Effective January 1, 2001, HCFA approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session, or $5,040 for a full course of therapy. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall, as well as an increase in the number of systems placed under fee-per-use arrangements with certain providers. Pursuant to contractual arrangements with some customers, the Company has sold equipment under sales-type leases. For the period ended August 31, 2001, $1,830,000 of revenue was reported from equipment sold under sales-type leases.

     Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit for the first quarter ended August 31, 2001 compared to the comparable prior-year period was primarily attributable to the increased production costs of its Model TS3 system manufactured in Westbury, NY. Management believes that these increased costs will be offset in the future by manufacturing efficiencies and the Company is presently engaged in a product cost reduction program. In addition, gross profit was affected by the Company's increase in revenues from non-domestic business in the current quarter which, as described above, is less profitable than its domestic business.

     Selling, general and administrative (SG&A) expenses for the three months ended August 31, 2001 and 2000 were $3,635,000 (38% of revenues) and $2,394,000
(46% of revenues), respectively. The Company has been effectively leveraging its SG&A expenses as a percentage of sales, decreasing nearly 17%. The increases in SG&A expenses, on an absolute basis, of $1,241,000 from the comparable prior-year fiscal period resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses, including commissions, related to increased revenues, as well as increases in insurance and other administrative expenses.

     Research and development (R&D) expenses of $1,150,000 or 12% of revenues, for the three months ended August 31, 2001 increased by $707,000 from the comparable prior-year period of $443,000 or 8% of revenues. The increase relates primarily to continued product design and development costs (including an increase in engineering and other personnel), as well as expenses related to the PEECH clinical trial in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001) and the initiation of other studies. The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to aggressively invest in product development and clinical trials in future periods to further expand the clinical applications of EECP, including, but not limited to, heart failure and diabetes disease management.

        In the first quarter of fiscal 2002, the Company recorded a provision for income taxes of $727,000, inclusive of $57,000 in current tax expense principally resulting from the federal alternative minimum tax. This is in contrast to a deferred tax benefit reported in the prior-year period of $358,000.

     The $25,000 decrease in interest income is the result of a decrease in the average cash balances invested during the current period, as well as declining interest rates over the respective periods.

     The $18,000 increase in interest expense primarily is due to interest payments on loans secured for the purchase of the Company's headquarters and operating facility in November 2000.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At August 31, 2001, the Company had a cash balance of $2,367,000 and working capital of $16,581,000, compared to a cash balance of $3,785,000 and working capital of $16,215,000 at May 31, 2001. The Company's operating activities (used) provided cash of $(1,355,000) and $635,000 for the three months ended August 31, 2001 and 2000, respectively. Net cash (used in) provided by operations during the three months ended August 31, 2001 consisted primarily from increases in accounts receivable, financing receivables and inventories, offset by increases in accounts payable and accrued expenses. The increase in financing receivables resulted from sales of equipment under sales-type leases, the first such commercial contracts entered into by the Company. Cash receipts under sales-type leases are expected over terms ranging between three and six years. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS3 system, which began commercial shipments in the fourth quarter of fiscal 2001. The increase in accounts receivable has resulted primarily from extended credit terms offered to customers, particularly non-domestic customers, in the current and prior quarters. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials inventory. Cash used in operations during the quarter ended August 31, 2001, particularly as they relate to financing receivables, are not necessarily indicative of the results expected in future quarters.

     Investing activities used net cash of $95,000 and $105,000 during the three months ended August 31, 2001 and 2000, respectively. The principal uses were for the purchase of property and equipment.

     Financing activities provided cash of $31,000 and $868,000 during the three months ended August 31, 2001 and 2000, respectively. Financing activities during fiscal 2001 and 2000 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. Subsequent to August 31, 2001, the Company received additional cash proceeds of $4,490 from the exercise of Company common stock options. In September 2001, the Company refinanced a $641,667 outstanding note payable with the New York Business Development Corporation. This transaction released $641,667 of cash previously restricted as collateral under the original note. The cash restricted as collateral on the second outstanding note for $500,000 will be released upon its refinancing, expected to occur in the second quarter of fiscal 2002.

     Management believes that its working capital position at August 31, 2001, the availability of its $5 million credit facility, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.



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


Date:  October 9, 2001