Form 10-Q
period 2001-11-30
VASOMEDICAL INC
filed 2002-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended November 30, 2001

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
 incorporation or organization)

                   180 Linden Ave., Westbury, New York 11590

                    (Address of principal executive offices)

       Registrant's Telephone Number                  (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 14, 2002                  57,279,120


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       Vasomedical, Inc. and Subsidiaries

                                     INDEX



                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited)

    Consolidated Condensed Balance Sheets as of
       November 30, 2001 and May 31, 2001                                 3

    Consolidated Condensed Statements of Earnings for the
       Six Months Ended November 30, 2001 and 2000                        4

    Consolidated Condensed Statement of Changes in Stockholders'
       Equity for the Period from June 1, 2001 to
       November 30, 2001                                                  5

    Consolidated Condensed Statements of Cash Flows for the
       Six Months Ended November 30, 2001 and 2000                        6


    Notes to Consolidated Condensed Financial Statements                  7

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10

PART II - OTHER INFORMATION                                              13

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          November 30,       May 31,
                                                                             2001             2001
                                                                         -------------     ----------
                                                                          (unaudited)      (audited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $2,634,429       $3,785,456
  Restricted cash                                                            500,000        1,141,667
  Accounts receivable, net of an allowance for doubtful accounts of
    $736,000 and $545,000 at November 30 and May 31, 2001, respectively   11,451,664        9,731,749
  Inventories                                                              5,771,594        4,367,943
  Deferred income taxes                                                    3,699,000        2,908,000
  Financing receivables, net                                                 368,953                -
  Other current assets                                                       684,574          443,887
                                                                         -----------      -----------
    Total current assets                                                  25,110,214       22,378,702

PROPERTY AND EQUIPMENT, net                                                2,750,670        2,606,037
CAPITALIZED COST IN EXCESS OF FAIR
  VALUE OF NET ASSETS ACQUIRED, net of accumulated amortization of
  $1,456,161 and $1,349,613 at November 30 and May 31, 2001, respectively     35,537          142,085
FINANCING RECEIVABLES, net                                                 2,120,482                -
DEFERRED INCOME TAXES                                                      9,290,000       11,298,000
OTHER ASSETS                                                                 122,189           94,150
                                                                         -----------      -----------
                                                                         $39,429,092      $36,518,974
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $4,332,992       $4,573,791
  Current maturities of long-term debt and notes payable                     553,623           33,074
  Accrued warranty and customer support expenses                             708,000          567,000
  Accrued professional fees                                                  287,738          320,854
  Accrued commissions                                                        745,436          669,328
                                                                         -----------      -----------
    Total current liabilities                                              6,627,789        6,164,047

LONG-TERM DEBT                                                             1,173,990        1,108,593
ACCRUED WARRANTY COSTS                                                       302,000          488,000
OTHER LONG-TERM LIABILITIES                                                        -            6,454
DEFERRED REVENUES                                                            387,296          243,151

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     none issued and outstanding                                                   -                -
   Common stock, $.001 par value; 110,000,000 shares authorized; 57,268,620 and 57,195,453 shares at November 30, 2001 and May 31, 2001,
     respectively, issued and outstanding                                     57,269           57,195
   Additional paid-in capital                                             49,989,891       49,808,493
   Accumulated deficit                                                   (19,109,143)     (21,356,959)
                                                                         -----------      -----------
    Total stockholders' equity                                            30,938,017       28,508,729
                                                                         -----------      -----------
                                                                         $39,429,092      $36,518,974
                                                                         ===========      ===========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                       Six months ended                        Three months ended
                                                         November 30,                             November 30,
                                                       ----------------                        -------------------

                                                   2001               2000                 2001           2000
                                                   ----               ----                 ----           ----
Revenues
  Equipment sales                               $14,912,669        $11,524,944         $ 7,481,133      $6,331,035
  Equipment rentals and services                    673,202            173,677             308,062         122,927
  Equipment sold under sales-type leases          2,583,924                  -             754,363               -
                                                -----------        -----------         -----------      ----------

                                                 18,169,795         11,698,621           8,543,558       6,453,962
Cost of sales and services                        5,342,718          3,050,655           2,563,610       1,688,388
                                                -----------        -----------         -----------      ----------
  Gross Profit                                   12,827,077          8,647,966           5,979,948       4,765,574

Expenses
  Selling, general and administrative             6,774,863          5,412,434           3,139,911       3,017,940
  Research and development                        2,313,575            936,606           1,163,695         493,208
  Provision for doubtful accounts                   198,000            102,000              99,000          51,000
  Interest and financing costs                       47,789              4,546              27,560           2,119
  Interest and other income - net                   (87,015)          (116,695)            (60,523)        (65,449)
                                                -----------        -----------         -----------      ----------
                                                  9,247,212          6,338,891           4,369,643       3,498,818
                                                -----------        -----------         -----------      ----------
 EARNINGS BEFORE INCOME TAXES                     3,579,865          2,309,075           1,610,305       1,266,756
  Income tax (expense) benefit                   (1,332,049)           786,000            (605,247)        428,000
                                                -----------        -----------         -----------      ----------
  NET EARNINGS                                   $2,247,816         $3,095,075          $1,005,058      $1,694,756
                                                ===========        ===========         ===========      ==========
Earnings per common share
  Basic and diluted                                    $.04               $.05                $.02            $.03
                                                       ====               ====                ====            ====
Weighted average common shares
 outstanding
  Basic                                          57,832,039         56,255,508          57,206,922      56,383,350
                                                ===========        ===========         ===========      ==========
  Diluted                                        60,199,161         59,772,176          59,364,254      59,851,517
                                                ===========        ===========         ===========      ==========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                   Total
                                                                   Additional                      stock-
                                         Common Stock               paid-in       Accumulated      holders'
                                            Shares      Amount       capital        deficit        equity
                                         ------------   ------     ----------    ------------     ---------
Balance at June 1, 2001                  57,195,453    $57,195    $49,808,493    $(21,356,959)   $28,508,729
Exercise of options and warrants             73,167         74        156,398                        156,472
Stock options granted for services                                     25,000                         25,000
Net earnings                                                                        2,247,816      2,247,816
                                         ----------    -------    -----------    ------------   ------------
Balance at November 30, 2001             57,268,620    $57,269    $49,989,891    $(19,109,143)   $30,938,017
                                         ==========    =======    ===========    ============   ============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                 November 30,
                                                                              -----------------

                                                                            2001             2000
                                                                            ----             ----
Cash flows from operating activities
    Net earnings                                                         $2,247,816       $3,095,075
                                                                         ----------       ----------
  Adjustments to reconcile net earnings
    to net cash used in operating activities
      Depreciation and amortization                                         465,670          226,230
      Provision for bad debts                                               198,000          102,000
      Deferred income taxes                                               1,217,000         (786,000)
      Stock options granted for services                                     25,000                -
      Changes in operating assets and liabilities
        Accounts receivable                                              (1,917,915)      (2,496,520)
        Financing receivables, net                                       (2,489,435)          -
        Inventories                                                      (1,773,129)      (1,002,730)
        Other current assets                                               (240,687)        (164,655)
        Other assets                                                        (28,039)         (36,047)
        Accounts payable, accrued expenses and other current liabilities     29,139        1,008,150
        Other liabilities                                                   (48,309)          (1,486)
                                                                        -----------      -----------
                                                                         (4,562,705)      (3,151,058)
                                                                        -----------      -----------
    Net cash used in operating activities                                (2,314,889)         (55,983)
                                                                        -----------      -----------
Cash flows from investing activities
  Purchase of property and equipment                                       (134,277)      (1,295,984)
                                                                        -----------      -----------
    Net cash used in investing activities                                  (134,277)      (1,295,984)
                                                                        -----------      -----------
Cash flows from financing activities
  Proceeds from notes                                                     1,141,667        1,141,667
  Payment of notes                                                         (641,667)          -
  Restricted cash                                                           641,667       (1,141,667)
  Proceeds from exercise of options and warrants                            156,472          953,896
                                                                        -----------      -----------
    Net cash provided by financing activities                             1,298,139          953,896
                                                                        -----------      -----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,151,027)        (398,071)
Cash and cash equivalents - beginning of period                           3,785,456        3,058,367
                                                                        -----------      -----------
Cash and cash equivalents - end of period                                $2,634,429       $2,660,296
                                                                        ===========      ===========

Non-cash investing and financing activities were as follows:
Inventories transferred to property and equipment,
  attributable to operating leases - net                                   $369,478          $97,612

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               November 30, 2001
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of November 30, 2001 and the related consolidated condensed statements of earnings for the six-month periods ended November 30, 2001 and 2000, changes in stockholders' equity for the six-month period ended November 30, 2001 and cash flows for the six-month periods ended November 30, 2001 and 2000 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2001. Results of operations for the periods ended November 30, 2001 and 2000 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                       November 30,      May 31,
                                                          2001            2001
                                                       ------------      -------
         Inventories consist of the following:
                  Raw materials                        $3,844,647     $3,364,276
                  Work in progress                        946,947        497,667
                  Finished goods                          980,000        506,000
                                                       ----------     ----------
                                                       $5,771,594     $4,367,943
                                                       ==========     ==========

NOTE C - FINANCING RECEIVABLES

     In fiscal 2002, the Company entered into sales-type lease agreements for certain EECP units with two customers. The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payment and obligations under capital leases in effect for the twelve months ended November 30:

                                                     Financing receivables
                                                     ---------------------
          2002                                             $532,680
          2003                                              532,680
          2004                                            1,095,408
          2005                                              386,880
          2006                                              386,880
          Thereafter                                        964,072
                                                         ----------
          Total minimum lease payments                    3,898,600
          Less estimated executory costs                   (379,000)
                                                         ----------
          Net minimum lease payments                      3,519,600
          Less interest                                    (804,261)
                                                         ----------
          Present value of minimum lease payments         2,715,339
          Less valuation allowance                         (225,904)
                                                         ----------
          Net financing receivables                       2,489,435
          Less current portion                             (368,953)
                                                         ----------
          Long-term portion                              $2,120,482
                                                         ==========

     The annual minimum lease payments are subject to increases based on usage of the leased units in accordance with the provisions of the lease agreements.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               November 30, 2001
                                  (unaudited)

NOTE D - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     In November 2000, the Company purchased its headquarters and warehouse facility and secured two notes payable from a financial institution for $641,667 and $500,000, respectively, which bore interest at the Libor Rate plus 150 basis points (3.63% at November 30, 2001) and were payable in monthly installments of interest payments only. Concurrent with the building purchase, the Company had received long-term financing commitments under two programs sponsored by New York State. In September 2001, the Company refinanced $641,667 of the notes under the first New York State sponsored program at a fixed interest rate of 7.8% over a fifteen-year term. In January 2002, the second note for $500,000 was refinanced under the other program with a fixed interest rate of 6% over a fifteen-year term. These notes are payable in monthly installments consisting of principal and interest payments and are secured by the building. Prior to the closing of the refinancing of the second note, the Company maintained a restricted cash balance with the financial institution in the amount of $500,000. As such, the Company has classified the notes payable in the accompanying consolidated balance sheet in accordance with the estimated amortization schedules of principal and interest payments.

     In February 2001, the Company established a secured revolving credit line with its existing bank. The credit line provided for borrowings up to $5,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.62% at November 30, 2001). At November 30, 2001, the entire line was available and there were outstanding borrowings of $500,000. In January 2002, the Company has received a commitment letter from its bank to provide for borrowings up to $15,000,000, based upon eligible accounts receivable and raw materials inventory, as defined therein, at the Libor Rate plus 150 basis points. Under the terms of the agreement, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company.

NOTE E - STOCKHOLDERS' EQUITY

     In the first half of fiscal 2002, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to directors and employees to purchase an aggregate of 960,500 shares of common stock, at exercise prices ranging from $2.89 to $4.02 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). Subsequent to November 30, 2001, the Board of Directors granted stock options under the 1999 Plan, vesting over a three-year period, to its newly appointed Executive Vice President and Chief Operating Officer to purchase 400,000 shares of common stock at an exercise price of $2.95 (which represented the fair market value of the underlying common stock at the time of the respective grants) and to an outside consultant to purchase 25,000 shares at an exercise price of $2.95.

     In the first half of fiscal 2002, options and warrants to purchase 73,167 shares of common stock were exercised, aggregating $156,472 in proceeds to the Company.

     In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

NOTE F - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 2,399,000 and 303,000 shares of common stock were excluded from the computation of diluted earnings per share as of November 30, 2001 and 2000, respectively, because the effect of their inclusion would be antidilutive.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               November 30, 2001
                                  (unaudited)

NOTE F - EARNINGS PER COMMON SHARE (continued)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Six months ended Nov. 30,         Three months ended Nov. 30,
                                                        2001                2000             2001             2000
                                                        ----                ----             ----             ----
Numerator:
   Basic and diluted earnings                       $ 2,247,816         $ 3,095,075      $ 1,005,058      $ 1,694,756
                                                    ===========         ===========      ===========      ===========
Denominator:
   Basic - weighted average shares                   57,832,039          56,255,508       57,206,922       56,383,350
         Stock options                                1,801,809           2,391,063        1,684,780        2,308,485
         Warrants                                       565,313           1,125,605          472,552        1,159,682
                                                    -----------         -----------      -----------      -----------
   Diluted - weighted average shares                 60,199,161          59,772,176       59,364,254       59,851,517
                                                    ===========         ===========      ===========      ===========
Basic and diluted earnings per share                       $.04                $.05             $.02             $.03
                                                           ====                ====             ====             ====

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

Purchase Commitments
--------------------
     At November 30, 2001, the Company had outstanding purchase commitments of $810,000 with VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, for the contract manufacture of its EECP Model MC2 system. The Company believes that VAMED will be able to meet the Company's future needs for these systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months and Three Months Ended November 30, 2001 and 2000
------------------------------------------------------------
     The Company generated revenues from the sale and lease of EECP(R) systems of $18,170,000 and $11,699,000 for the six-month periods ended November 30, 2001 and 2000, respectively, representing a 55% increase, and $8,544,000 and $6,454,000 for the three-month periods ended November 30, 2001 and 2000, respectively, representing a 32% increase. The Company generated earnings before income taxes of $3,580,000 and $2,309,000 for the six-month periods ended November 30, 2001 and 2000, respectively, and $1,610,000 and $1,267,000 for the three-month periods ended November 30, 2001 and 2000, respectively. The Company reported net earnings of $2,248,000 and $3,095,000 for the six-months periods ended November 30, 2001 and 2000, respectively, after recognition of an income tax provision (benefit) of $1,332,000 and $(786,000), respectively. The Company reported net earnings of $1,005,000 and $1,695,000 for the three-month periods ended November 30, 2001 and 2000, respectively, after recognition of an income tax provision (benefit) of $605,000 and $(428,000), respectively.

     The number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement by the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration (HCFA)) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. Effective January 1, 2001, CMS approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session, or $5,040 for a full course of therapy. Effective January 1, 2002, CMS has approved an additional increase of 6%, raising the average Medicare payment to $153 per hourly session, or $5,355 for a full course of therapy. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall. Pursuant to contractual arrangements with some customers, the Company has sold equipment under sales-type leases. For the six and three month periods ended November 30, 2001, revenues of $2,584,000 and $754,000, respectively, were reported from equipment sold under sales-type leases.

     Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non- domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit percentage for the second quarter ended November 30, 2001 compared to the comparable prior-year period (from 73.8% to 70.0%) was primarily attributable to the increased materials and production costs of its Model TS3 system manufactured in Westbury, NY. Management believes that these increased costs will be offset in the future by manufacturing efficiencies and the Company is presently engaged in a product cost reduction program. In addition, gross profit was affected by the Company's increase in revenues from non-domestic business in the first half of fiscal 2002 which, as described above, is less profitable than its domestic business.

     Selling, general and administrative (SG&A) expenses for the six months ended November 30, 2001 and 2000 were $6,775,000 (37% of revenues) and $5,412,000 (46% of revenues), respectively. For the three months ended November 30, 2001 and 2000, SG&A expenses were $3,140,000 (37% of revenues) and $3,018,000 (47% of revenues), respectively. The Company has been effectively leveraging its SG&A expenses as a percentage of sales, decreasing nearly 20%. The increases in SG&A expenses, on an absolute basis, from the comparable prior-year fiscal periods resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses (including commissions) related to increased revenues, as well as increases in insurance and other administrative expenses.

     Research and development (R&D) expenses of $2,314,000 (13% of revenues) for the six months ended November 30, 2001 increased by $1,377,000 from the comparable prior-year period of $937,000 (8% of revenues). Research and development (R&D) expenses of $1,164,000 (14% of revenues) for the three months ended November 30, 2001 increased by $671,000 from the comparable prior-year period of $493,000 (8% of revenues). The increase in both six and three month comparable periods relates primarily to expenses incurred for the PEECH clinical trial in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001), the initiation of other clinical studies and initiatives, as well as continued product design and development costs (including an increase in engineering and other personnel). The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to aggressively invest in product development and clinical trials in future periods to further expand the clinical applications of EECP, including, but not limited to, heart failure, diabetes disease management and acute coronary syndromes.

     In the first half of fiscal 2002, the Company recorded a provision for income taxes of $1,332,000, inclusive of $115,000 in current tax expense principally resulting from the federal alternative minimum tax. This is in contrast to a deferred tax benefit reported in the prior-year period of $786,000.

     The decreases in interest income for the six and three months ended November 30, 2001 is the result of a decrease in the average cash balances invested during the respective periods, as well as declining interest rates over those periods, offset by interest income reported from financing receivables.

     The increase in interest expense over the prior-year comparable fiscal periods are primarily due to interest payments on loans secured for the purchase of the Company's headquarters and operating facility in November 2000, as well as working capital borrowings under the Company's revolving secured credit facility.

Liquidity and Capital Resources
-------------------------------
     The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At November 30, 2001, the Company had a cash balance of $2,634,000 and working capital of $18,482,000, compared to a cash balance of $3,785,000 and working capital of $16,215,000 at May 31, 2001. The Company's operating activities used cash of $2,315,000 and $56,000 for the six months ended November 30, 2001 and 2000, respectively. Net cash used in operations during the six months ended November 30, 2001 consisted primarily from increases in accounts receivable, financing receivables and inventories, offset by increases in accounts payable and accrued expenses. The increase in financing receivables resulted from sales of equipment under sales-type leases, the first such commercial contracts entered into by the Company in fiscal 2002. Cash receipts under sales-type leases are expected over terms ranging between three and six years. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS3 system, which began commercial shipments in the fourth quarter of fiscal 2001. The increase in accounts receivable has resulted primarily from extended credit terms offered to customers, particularly non-domestic customers, in the current and prior quarters. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials inventory. Cash used in operations during the quarter ended November 30, 2001, particularly as they relate to financing receivables, are not necessarily indicative of the results expected in future quarters.

     Investing activities used net cash of $134,000 and $1,296,000 during the six months ended November 30, 2001 and 2000, respectively. The principal uses were for the purchase of property and equipment.

     Financing activities provided cash of $1,298,000 and $954,000 during the six months ended November 30, 2001 and 2000, respectively. In September 2001, the Company refinanced a $641,667 outstanding short-term note payable (which arose in connection with the November 2000 purchase of the Company's headquarters and warehouse facility) with the New York Business Development Corporation. This transaction released $641,667 of cash previously restricted as collateral under the original note. The cash restricted as collateral on the second outstanding note for $500,000 was released in January 2002 upon its refinancing. In September 2001, the Company borrowed $500,000 under its credit facility. The balance of the financing activities during fiscal 2002 and 2001 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. In January 2002, the Company received a commitment letter from its bank to increase its existing credit facility to provide for borrowings up to $15,000,000, based upon eligible accounts receivable and raw materials inventory, as defined therein, at the Libor Rate plus 150 basis points.

     Management believes that its working capital position at November 30, 2001, the availability of its credit facility, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

Recently Issued Accounting Standards
------------------------------------

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A. The registrant held its Annual Meeting of Stockholders on October 10, 2001.

        B. Not applicable.

        C. Four directors, namely Alexander G. Bearn, David S. Blumenthal,
           D. Michael Deignan and Kenneth W. Rind, were elected at the Annual Meeting to serve in Class III until the Annual Meeting of Stockholders for fiscal 2004. The minimum number of votes cast in favor of their elections was 51,467,837.

          The other matter voted upon was the ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 2002. The votes cast were as follows:

    Votes For: 52,177,876;   Votes Against: 118,897;   Votes Abstained: 113,211

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

        None

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VASOMEDICAL, INC.

                                            By: /s/ D. Michael Deignan
                                                ------------------------
                                                D. Michael Deignan
                                                President, Chief Executive
                                                Officer and Director (Principal
                                                Executive Officer)

                                                /s/ Joseph A. Giacalone
                                                ------------------------
                                                Joseph A. Giacalone
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Date:  January 14, 2002