Form 10-Q
period 2002-02-28
VASOMEDICAL INC
filed 2002-04-12
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2002

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                         (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 10, 2002                      57,309,120



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (unaudited)                               Page
                                                                            ----
            Consolidated Condensed Balance Sheets as of
                  February 28, 2002 and May 31, 2001                           3

            Consolidated Condensed Statements of Earnings for the Nine and
                  Three Months Ended February 28, 2002 and 2001                4

            Consolidated Condensed Statement of Changes in Stockholders'
                  Equity for the Period from June 1, 2001 to February 28, 2002 5

            Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended February 28, 2002 and 2001                 6

            Notes to Consolidated Condensed Financial Statements               7

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

PART II - OTHER INFORMATION                                                   13

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              February 28,      May 31,
                                                                                 2002            2001
                                                                                 ----            ----
ASSETS                                                                        (unaudited)      (audited)
CURRENT ASSETS
          Cash and cash equivalents                                             $3,221,098     $3,785,456
          Restricted cash                                                              -        1,141,667
          Accounts receivable, net of an allowance for doubtful accounts of
            $1,139,625 and $545,000 at February 28, 2002 and May 31, 2001,
            respectively                                                        12,100,829      9,731,749
          Inventories                                                            5,496,193      4,367,943
          Deferred income taxes                                                  3,168,000      2,908,000
          Financing receivables, net                                               403,443              -
          Other current assets                                                     467,845        443,887
                                                                               -----------    -----------
                  Total current assets                                          24,857,408     22,378,702

PROPERTY AND EQUIPMENT, net                                                      2,774,229      2,606,037
CAPITALIZED COST IN EXCESS OF FAIR VALUE OF NET ASSETS
      ACQUIRED, net of accumulated amortization of $1,349,613 at May 31, 2001            -        142,085
FINANCING RECEIVABLES, net                                                       2,876,093              -
DEFERRED INCOME TAXES                                                            9,738,000     11,298,000
OTHER ASSETS                                                                       195,401         94,150
                                                                               -----------    -----------
                                                                               $40,441,131    $36,518,974
                                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                 $4,848,756     $4,573,791
          Current maturities of long-term debt and notes payable                   545,646         33,074
          Accrued warranty and customer support expenses                           722,000        567,000
          Accrued professional fees                                                311,111        320,854
          Accrued commissions                                                      809,968        669,328
                                                                               -----------    -----------
                  Total current liabilities                                      7,237,481      6,164,047

LONG-TERM DEBT                                                                   1,084,631      1,108,593
ACCRUED WARRANTY COSTS                                                             319,000        488,000
DEFERRED REVENUES                                                                  708,000        243,151
OTHER LONG-TERM LIABILITIES                                                              -          6,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000 shares authorized;
            none issued and outstanding                                                  -              -
          Common stock, $.001 par value; 110,000,000 shares authorized;
            57,309,120 and 57,195,453 shares issued and outstanding
            at February 28, 2002 and May 31, 2001, respectively                     57,309         57,195
          Additional paid-in capital                                            50,045,585     49,808,493
          Accumulated deficit                                                  (19,010,875)   (21,356,959)
                                                                               -----------    -----------
                  Total stockholders' equity                                    31,092,019     28,508,729
                                                                               -----------    -----------
                                                                               $40,441,131    $36,518,974
                                                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                  Nine months ended                     Three months ended
                                                  -----------------                     ------------------
                                                    February 28,                           February 28,
                                                    ------------                           ------------
                                              2002               2001                 2002            2001
                                              ----               ----                 ----            ----
Revenues
  Equipment sales                          $21,744,400        $18,416,424          $6,831,731      $6,891,480
  Equipment rentals and services               980,387            350,145             307,185         176,468
  Equipment sold under sales-type leases     3,464,014                 -              880,090               -
                                           -----------        -----------          ----------      ----------
                                            26,188,801         18,766,569           8,019,006       7,067,948
Cost of sales and services                   7,979,459          5,283,100           2,636,741       2,232,445
                                           -----------        -----------          ----------      ----------
  Gross Profit                              18,209,342         13,483,469           5,382,265       4,835,503

Expenses
  Selling, general and administrative        9,879,612          8,115,318           3,104,749       2,820,884
  Research and development                   3,993,921          1,651,979           1,680,346         597,373
  Provision for doubtful accounts              605,000            205,000             407,000         103,000
  Interest and financing costs                  68,502             29,002              20,713          24,456
  Interest and other income - net             (160,190)          (160,135)            (73,175)        (43,440)
                                           -----------        -----------          ----------      ----------
                                            14,386,845          9,841,164           5,139,633       3,502,273
                                           -----------        -----------          ----------      ----------
  EARNINGS BEFORE INCOME TAXES               3,822,497          3,642,305             242,632       1,333,230
    Income tax (expense) benefit            (1,476,413)         1,238,000            (144,364)        452,000
                                           -----------        -----------          ----------      ----------
  NET EARNINGS                              $2,346,084         $4,880,305          $   98,268      $1,785,230
                                           ===========        ===========          ==========      ==========

Earnings per common share
      Basic                                      $.04               $.09                 $.00           $.03
                                                 ====               ====                 ====           ====
      Diluted                                    $.04               $.08                 $.00           $.03
                                                 ====               ====                 ====           ====
Weighted average common shares
  outstanding
      Basic                                 57,231,460         56,405,653          57,281,353      56,710,946
                                           ===========        ===========          ==========      ==========
      Diluted                               60,692,213         59,810,181          59,468,615      59,891,195
                                           ===========        ===========          ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                          Total
                                                          Additional      Accum-          stock
                                        Common Stock       paid-in        ulated         holders'
                                     Shares     Amount     capital        deficit         equity
                                   ----------   -------   -----------   ------------    ----------
Balance at June 1, 2001            57,195,453   $57,195   $49,808,493   $(21,356,959)   $28,508,729
Exercise of options and warrants      113,667       114       199,529                       199,643
Stock options granted for services                             37,563                        37,563
Net earnings                                                               2,346,084      2,346,084
                                   ----------   -------   -----------   ------------    -----------
Balance at February 28, 2002       57,309,120   $57,309   $50,045,585   $(19,010,875)   $31,092,019
                                   ==========   =======   ===========   ============    ===========


The accompanying notes are an integral part of this condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Nine months ended
                                                                           -----------------
                                                                              February 28,
                                                                              ------------
                                                                         2002            2001
                                                                         ----            ----
Cash flows from operating activities
  Net earnings                                                        $2,346,084       $4,880,305
                                                                      ----------       ----------
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operating activities
    Depreciation and amortization                                        694,825          390,527
    Provision for bad debts                                              605,000          205,000
    Deferred income taxes                                              1,300,000       (1,238,000)
    Stock options granted for services                                    37,563           20,000
    Changes in operating assets and liabilities
        Accounts receivable                                           (2,974,080)      (3,464,478)
        Financing receivables, net                                    (3,279,536)          -
        Inventories                                                   (1,601,099)      (2,000,545)
        Other current assets                                             (23,958)          16,025
        Other assets                                                    (101,251)         (90,396)
        Accounts payable, accrued expenses and other current
         liabilities                                                     560,862        1,333,732
        Other liabilities                                                289,395          287,160
                                                                      ----------       ----------
                                                                      (4,492,279)      (4,540,975)
                                                                      ----------       ----------
     Net cash provided by (used in) operating activities              (2,146,195)         339,330
                                                                      ----------       ----------
Cash flows from investing activities
  Purchase of property and equipment                                    (248,083)      (1,398,156)
                                                                      ----------       ----------
     Net cash used in investing activities                              (248,083)      (1,398,156)
                                                                      ----------       ----------
Cash flows from financing activities
  Proceeds from notes                                                  1,641,667        1,141,667
  Payment of notes                                                    (1,153,057)          -
  Restricted cash                                                      1,141,667           -
  Proceeds from exercise of options and warrants                         199,643        1,514,109
                                                                      ----------       ----------
     Net cash provided by financing activities                         1,829,920        2,655,776
                                                                      ----------       ----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (564,358)       1,596,950
Cash and cash equivalents - beginning of period                        3,785,456        3,058,367
                                                                      ----------       ----------
Cash and cash equivalents - end of period                             $3,221,098       $4,655,317
                                                                      ==========       ==========

Non-cash investing and financing activities were as follows:
Inventories transferred to property and equipment,
   attributable to operating leases - net                               $472,849         $334,075

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               February 28, 2002
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

     The  consolidated  condensed  balance sheet as of February 28, 2002 and the related consolidated condensed statements of earnings for the nine and three-month periods ended February 28, 2002 and 2001, changes in stockholders' equity for the nine-month period ended February 28, 2002 and cash flows for the nine-month periods ended February 28, 2002 and 2001 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 28, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2001. Results of operations for the periods ended February 28, 2002 and 2001 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - INVENTORIES

                                                 February 28,      May 31,
                                                 -----------       ------
        Inventories consist of the following:       2002            2001
                                                    ----            ----
                Raw materials                    $4,033,198      $3,364,276
                Work in progress                    307,495         497,667
                Finished goods                    1,155,500         506,000
                                                 ----------      ----------
                                                 $5,496,193      $4,367,943
                                                 ==========      ==========

NOTE C - FINANCING RECEIVABLES

     In fiscal 2002, the Company entered into sales-type lease agreements for certain EECP units with two customers. The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the twelve months ended February 28:

                                                              Financing receivables
                                                              ---------------------
           2003                                                         $701,940
           2004                                                          701,940
           2005                                                        1,216,068
           2006                                                          556,140
           2007                                                          607,503
           Thereafter                                                  1,355,469
                                                                     -----------
           Total minimum lease payments                                5,139,060
           Less estimated executory costs                              (523,333)
                                                                     -----------
           Net minimum lease payments                                  4,615,727
           Less interest                                             (1,073,458)
                                                                     -----------
           Present value of minimum lease payments                     3,542,269
           Less valuation allowance                                    (262,733)
                                                                     -----------
           Net financing receivables                                   3,279,536
           Less current portion                                        (403,443)
                                                                     -----------
           Long-term portion                                          $2,876,093
                                                                     ===========

     The annual minimum lease payments are subject to increases based on usage of the leased units in accordance with the provisions of the lease agreements.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               February 28, 2002
                                  (unaudited)

NOTE D - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     In November 2000, the Company purchased its headquarters and warehouse facility and secured two notes payable from a financial institution for $641,667 and $500,000, respectively, which bore interest at the Libor Rate plus 150 basis points and were payable in monthly installments of interest payments only. Concurrent with the building purchase, the Company had received long-term financing commitments under two programs sponsored by New York State. In September 2001, the Company refinanced $641,667 of the notes under the first New York State sponsored program at a fixed interest rate of 7.8% over a fifteen-year term. In January 2002, the second note for $500,000 was refinanced under the other program with a fixed interest rate of 6% over a fifteen-year term. These notes are payable in monthly installments consisting of principal and interest payments and are secured by the building. As such, the Company has classified the notes payable in the accompanying consolidated balance sheet in accordance with the estimated amortization schedules of principal and interest payments.

     In February 2002, the Company established a secured revolving credit line with its existing bank. The credit line provides for borrowings up to $15,000,000, based upon eligible accounts receivable, and raw materials inventory, as defined therein, at the Libor Rate plus 150 basis points (3.85% at February 28, 2002). At February 28, 2002, approximately $4,700,000 of the line was available and there were outstanding borrowings of $500,000. Under the terms of the agreement, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth and current ratio. In addition, the line is secured by substantially all the tangible assets of the Company.

NOTE E - STOCKHOLDERS' EQUITY

     In the first three quarters of fiscal 2002, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to directors and employees to purchase an aggregate of 960,500 shares of common stock, at exercise prices ranging from $2.89 to $4.02 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). In December 2001, the Board of Directors approved the granting of 400,000 stock options under the 1999 Plan to an Executive Vice President and Chief Operating Officer pending acceptance of employment. Upon granting, the options would vest over a three-year period at an exercise price representing the fair market value of the underlying common stock at the time of grant.

     In December 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $2.95 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). These stock options were fair-valued at $50,250 which the Company will charge to operations over the one-year period in which services are rendered. During the three months ended February 28, 2002, the Company charged $12,563 to operations.

     In the first three quarters of fiscal 2002, options and warrants to purchase 113,667 shares of common stock were exercised, aggregating $199,643 in proceeds to the Company.

     In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

NOTE F - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 2,189,000 and 831,500 shares of common stock were excluded from the computation of diluted earnings per share as of February 28, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                               February 28, 2002
                                  (unaudited)

NOTE F - EARNINGS PER COMMON SHARE (continued)

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Nine months ended February 28,     Three months ended February 28,
                                              2002                2001             2002             2001
                                              ----                ----             ----             ----
Numerator:
   Basic and diluted earnings              $2,346,084          $4,880,305         $98,268         $1,785,230
                                           ==========          ==========         =======         ==========
Denominator:
   Basic - weighted average shares          57,231,460         56,405,653      57,281,353          56,710,946
         Stock options                       2,515,822          1,109,133       1,568,948           1,076,190
         Warrants                              944,931          2,295,395         618,314           2,104,059
                                            ----------         ----------      ----------          ----------
   Diluted - weighted average shares        60,692,213         59,810,181      59,486,615          59,891,195
                                            ==========         ==========         =======          ==========
Basic earnings per share                          $.04               $.09            $.00                $.03
                                                  ====               ====            ====                ====
Diluted earnings per share                        $.04               $.08            $.00                $.03
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

     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action sought damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. In January 2002, this matter was dismissed by the court.

Purchase Commitments
--------------------

     At February 28, 2002, the Company had outstanding purchase commitments of $486,000 with Foshan Life Sciences Co. Ltd. ("FSLC"), a Chinese company that has assumed the operational activities of VAMED Medical Instrument Company Ltd. ("VAMED"), another Chinese company, for the contract manufacture of its EECP Model MC2 system. The Company believes that FSLC will be able to meet the Company's future needs for these systems.

NOTE H  SUBSEQUENT EVENT

    In March 2002, the Company provided a $500,000 unsecured loan to a customer engaged in establishing a national network of EECP centers. This financing was part of an aggregate $3.2 million credit facility executed by the customer with the Company and an unaffiliated lender in January 2002. The customer issued two notes to the Company of $250,000 each for the establishment of two EECP centers in Florida that bear interest at 18% per annum and mature in September 2005. Payments of principal and interest under these notes will commence in April 2003 in varying amounts determined by a formula based upon cash generated by the respective centers, as defined in the loan agreement. In connection with this financing, the customer issued to the Company a warrant to purchase 52,620 of its common shares at $2.20 per share expiring in January 2007. The warrant contains a repurchase option for a 30-day period beginning December 1, 2006 (assuming no earlier liquidity event has taken place, as defined) that allows the Company, at its option, to require the customer to redeem the warrant for $249,945. The warrant value is collateralized by a security interest in the customer's accounts receivable.

     Under a multiyear sales contract, the Company sold to this customer equipment (EECP units) under sales-type leases aggregating revenues of $2,783,611 and $880,090 for the nine and three months ended February 28, 2002, respectively. At February 28, 2002, financing receivables of approximately $2,643,896 from these sales-type lease transactions with this customer are outstanding (Note C). In fulfilling the requirements of the multi-year sales contract, the Company's concentration of credit risk with this customer may increase significantly.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Nine Months and Three Months Ended February 28, 2002 and 2001
-------------------------------------------------------------

     The Company generated revenues from the sale and lease of EECP systems of $26,189,000 and $18,767,000 for the nine-month periods ended February 28, 2002 and 2001, respectively, representing a 40% increase, and $8,019,000 and $7,068,000 for the three-month periods ended February 28, 2002 and 2001, respectively, representing a 13% increase. The Company generated earnings before income taxes of $3,822,000 and $3,642,000 for the nine-month periods ended February 28, 2002 and 2001, respectively, and $243,000 and $1,333,000 for the three-month periods ended February 28, 2002 and 2001, respectively. The Company reported net earnings of $2,346,000 and $4,880,000 for the nine-months periods ended February 28, 2002 and 2001, respectively, after recognition of an income tax provision (benefit) of $1,476,000 and $(1,238,000), respectively. The Company reported net earnings of $98,000 and $1,785,000 for the three-month periods ended February 28, 2002 and 2001, respectively, after recognition of an income tax provision (benefit) of $144,000 and $(452,000), respectively.

     The number of cardiology practices and hospitals interested in becoming providers of EECP therapy has increased following the announcement by the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration (HCFA) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry, as well as numerous other studies reported and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per session. Effective January 1, 2001, CMS approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session, or $5,040 for a full course of therapy. Effective January 1, 2002, CMS approved an additional increase of 6%, raising the average Medicare payment to $153 per hourly session, or $5,355 for a full course of therapy. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall. Pursuant to contractual arrangements with some customers, the Company has sold equipment under sales-type leases. For the nine and three month periods ended February 28, 2002, revenues of $3,464,000 and $880,000, respectively, were reported from equipment sold under sales-type leases.

    Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit percentage for the third quarter ended February 28, 2002 compared to the comparable prior-year period (from 68% to 67%) was primarily attributable to a change in our product mix now favoring our new, but more costly, Model TS3 system manufactured in Westbury, NY. Management believes that the increased production costs of TS3 will be offset in the future by manufacturing efficiencies. The Company is presently engaged in a product cost reduction program. In addition, gross profit was further affected by the change in sales mix by the increase in revenues from non- domestic business in the first three quarters of fiscal 2002 which, as described above, is less profitable than its domestic business.

     Selling, general and administrative (SG&A) expenses for the nine months ended February 28, 2002 and 2001 were $9,880,000 (38% of revenues) and $8,115,000 (43% of revenues), respectively. For the three months ended February 28, 2002 and 2001, SG&A expenses were $3,105,000 (39% of revenues) and $2,821,000 (40% of revenues), respectively. The Company has been effectively leveraging its SG&A expenses as a percentage of sales, decreasing nearly 6% year-to-date. The increases in SG&A expenses, on an absolute basis, from the comparable prior-year fiscal periods resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses (including commissions) related to increased revenues, as well as increases in insurance and other administrative expenses.

     Research and development (R&D) expenses of $3,994,000 (15% of revenues) for the nine months ended February 28, 2002 increased by $2,342,000 from the comparable prior-year period of $1,652,000 (9% of revenues). Research and development (R&D) expenses of $1,680,000 (21% of revenues) for the three months February 28, 2002 increased by $1,083,000 from the comparable prior-year period of $597,000 (8% of revenues). The increase in both nine and three month comparable periods relates primarily to expenses incurred for the PEECH clinical trial in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001), the initiation of other clinical studies and initiatives, as well as continued product design and development costs (including an increase in engineering and other personnel). The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to aggressively invest in product development and clinical trials in future periods to further expand the clinical applications of EECP, including, but not limited to, heart failure, diabetes disease management and acute coronary syndromes.

     In the first three quarters of fiscal 2002, the Company recorded a provision for income taxes of $1,476,000, inclusive of $176,000 in current tax expense principally resulting from the federal alternative minimum tax. This is in contrast to a deferred tax benefit reported in the prior-year period of $1,238,000.

     The increase in interest income for the nine and three months ended February 28, 2002 is the direct result of interest income reported on equipment under sales-type leases, offset by the decrease in the average cash balances invested during the respective periods, as well as declining interest rates over those periods.

     The increase in interest expense over the prior-year comparable nine months ended are primarily due to interest payments on loans secured for the purchase of the Company's headquarters and operating facility in November 2000, as well as working capital borrowings under the Company's revolving secured credit facility.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At February 28, 2002, the Company had a cash balance of $3,221,000 and working capital of $17,620,000, compared to a cash balance of $3,785,000 and working capital of $16,215,000 at May 31, 2001. The Company's operating activities (used) provided cash of $(2,146,000) and $339,000 for the nine months ended February 28, 2002 and 2001, respectively. Net cash used in operations during the nine months ended February 28, 2002 consisted primarily of increases in accounts receivable, financing receivables and inventories, offset by increases in accounts payable and accrued expenses. The increase in financing receivables resulted from sales of equipment under sales-type leases, the first such commercial contracts entered into by the Company in fiscal 2002. Cash receipts under sales-type leases are expected over terms ranging between three and six years. The increase in inventories, particularly raw materials, and the increase in accounts payable are attributable to the purchase of components and assemblies for the production of the new Model TS3 system, which began commercial shipments in the fourth quarter of fiscal 2001. The increase in accounts receivable has resulted primarily from extended credit terms offered to customers, particularly non- domestic customers, in the current and prior quarters. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials inventory. Cash used in operations during the quarter ended February 28, 2002, particularly as they relate to financing receivables, are not necessarily indicative of the results expected in future quarters.

     Investing activities used net cash of $248,000 and $1,398,000 during the nine months ended February 28, 2002 and 2001, respectively. The principal uses were for the purchase of property and equipment, notably the purchase of the Company's headquarters and operating facility in the prior period. Subsequent to February 28, 2002, the Company made a $500,000 investment, through the purchase of notes, in the operating activities of a customer engaged in the establishment of a national network of EECP centers.

     Financing activities provided cash of $1,830,000 and $2,656,000 during the nine months ended February 28, 2002 and 2001, respectively. In September 2001, the Company refinanced a $641,667 outstanding short-term note payable (which arose in connection with the November 2000 purchase of the Company's headquarters and operating facility) with the New York Business Development Corporation. This transaction released $641,667 of cash previously restricted as collateral under the original note. The cash restricted as collateral on the second outstanding note for $500,000 was released in January 2002 upon its refinancing. The balance of the financing activities during fiscal 2002 and 2001 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. In February 2002, the Company increased its existing credit facility to provide for borrowings up to $15,000,000, based upon eligible accounts receivable and raw materials inventory, as defined therein, at the Libor Rate plus 150 basis points. At February 28, 2002, approximately $4,700,000 of the line was available and there were outstanding borrowings of $500,000.

     Management believes that its working capital position at February 28, 2002, the availability of its credit facility, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

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

         None

ITEM 5 - OTHER INFORMATION:

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         10.1 - Credit Agreement dated February 21, 2002 between Vasomedical, Inc. and Fleet National Bank

         10.2 - Loan Modification Agreement dated March 4, 2002 by and among Vasomedical, Inc., HeartGen Centers, Inc., RLA 1993 Trust and Richard Abrahams

         10.3 - Subordinated Security Agreement dated March 4, 2002 between Vasomedical, Inc. and HeartGen Centers, Inc.

         10.4 - Warrant Agreement dated March 4, 2002 issued to Vasomedical, Inc. by HeartGen Centers, Inc.

         10.5 - Center Financing Note dated March 5, 2002 issued by HeartGen Centers, Inc. to Vasomedical, Inc.

         10.6 - Center Financing Note dated March 20, 2002 issued by HeartGen Centers, Inc. to Vasomedical, Inc.

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VASOMEDICAL, INC.

                             By: /s/ D. Michael Deignan
                                 ---------------------------
                                 D. Michael Deignan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

                                 /s/ Joseph A. Giacalone
                                 ---------------------------
                                 Joseph A. Giacalone
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

Date:  April 11, 2002