Form 10-K
period 2002-05-31
VASOMEDICAL INC
filed 2002-08-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended May 31, 2002

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 2002, based on the average price on that date, was $116,980,000. At August 12, 2002, the number of shares outstanding of the issuer's common stock was 57,559,120.

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

General Overview

     Vasomedical, Inc. (the Company), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on the Company's proprietary technology currently indicated for use in cases of angina, cardiogenic shock, acute myocardial infarction and, most recently, congestive heart failure (CHF). The Company is also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of other major vascular disease states, including congestive heart failure and diabetes. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. The Company provides hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation system.

     EECP is currently reimbursed by Medicare and numerous private payers for the treatment of refractory angina The reimbursement rate for a full course of 35 one-hour treatments ranges from $5,500 to $7,000. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present definition.

The EECP Enhanced External Counterpulsation System
General Discussion

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 950,000 lives in the United States in 1999 and was responsible for 1 of every 2.5 deaths. The American Heart Association
(AHA) reports in its 2002 Heart and Stroke Statistical Update that, if high blood pressure is included, approximately 62 million Americans suffer from some form of cardiovascular disease. Among these, 12.7 million have coronary artery disease, 6.4 million of whom suffer from angina pectoris, a painful and often debilitating complication caused by obstruction of the arteries that supply blood to the myocardium or heart muscle, with an additional 350,000 new cases seen annually. Medications, including vasodilators, are often prescribed to increase blood flow to the coronary arteries. When drugs fail or cease to correct the problem, invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG) are employed. Despite the success of these procedures in lowering the death rate from cardiovascular disease and allowing many to live longer lives, restenosis or reocclusion of the affected vessels remains a problem. Restenosis rates currently reported in the literature for angioplasty and stenting range from 18%
- 30%. Half of all vein grafts in coronary artery bypass procedures exhibit localized or diffuse narrowings within approximately ten years.

     CHF is a complication of many serious diseases in which the heart loses its full pumping capacity, causing blood to back up into other organs, especially the lungs and liver. The condition affects both sexes and is most common in people over age 50. Symptoms include shortness of breath, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat, low blood pressure and enlargement of the liver. Causes range from high blood pressure, heart-valve disease, heart attack, coronary artery disease, heartbeat irregularities, severe lung disease such as emphysema, congenital heart disease, cardiomyopathy,
hyperthyroidism   and  severe  anemia.

     CHF is treated with medication and, sometimes, surgery on heart valves or the coronary arteries and, in certain severe cases, heart transplants. Left ventricular assist devices (LVADs) and the use of cardiac resynchronization and implantable defibrillators continue to advance. Still, no consensus therapy currently exists for CHF and patients must currently suffer their symptoms chronically and have a reduced life expectancy.

     According to 2002 AHA data, 2.4 million men and 2.4 million women in the US have the condition. About 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 145% from 1979 to 1999. The prevalence of the disease is growing rapidly as a result of the aging of the population and the improved survival rate of people after heart attacks. Also, because the condition frequently entails visits to the emergency room and in-patient treatment, two-thirds of all hospitalizations for people over age 65 are due to CHF. In addition to careful outpatient care and monitoring, the economic burden of heart failure is enormous. A discussion of this subject in Clinical Cardiology (March 2000) estimated that heart failure management costs in 1999, for the US alone, were $56 billion. Worldwide, 22 million people have CHF and there are over 1 million new cases of CHF each year. Clearly, a treatment that can reduce the incidence of heart failure and alleviate some of this burden would be quickly adopted.

     Given the pressing need to identify new and effective methods to treat CHF, the Company has been actively focusing clinical development resources on CHF. Heart failure offers a good strategic fit with the Company's current angina business and offers an equal or better market opportunity. Additionally, since CHF at times must be treated in acute-care settings, EECP can gain valuable exposure and entre into the hospital market through this initiative. There are more than 30,000 acute care facilities in the industrialized world, according to a recent Datek-Ohmeda study, a huge market opportunity that cannot be addressed with a therapy viewed as efficacious only with angina. Unmet clinical needs in CHF are greater than those for angina, as there are no consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that the International EECP Patient Registry (IEPR) currently shows that one-third of patients treated also have a history of CHF and have demonstrated positive outcomes from EECP therapy.

The System

     The EECP therapy systems, models MC2 and TS3 (collectively, the system(s)), are advanced treatment systems utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment is administered to patients on an outpatient basis in daily one-hour sessions, 5 days per week over seven weeks for a total of 35 treatments.

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

     While the precise mechanism of action remains unknown, there is strong hypothetical evidence to suggest that EECP triggers a neurohormonal response that induces the production of growth factors and dilates existing blood vessels, thus fostering the recruitment of collateral blood vessels. These tiny collateral vessels, it is theorized, then bypass current blockages and feed blood to areas of the heart that are receiving an inadequate supply.

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

     In February 1995, the Company received 510(k) clearance to market the second-generation version of its EECP therapy system, the MC2, which incorporated a number of technological improvements over the original system. In addition, in December 2000, the Company received 510(k) clearance to market its third generation system, the TS3. The FDA's clearance in these cases was for the use of EECP therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock. In June 2002, the FDA granted 510(k) market clearance for an upgraded TS3, which incorporated the Company's patent-pending CHF treatment and oxygen saturation monitoring technologies, and provided for a new indication for the use of EECP in CHF, which applied to all present models of the Company's EECP systems.

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

     This 139 patient study, which included a placebo control group, showed that EECP therapy was a safe and effective treatment option for patients suffering from angina pectoris, including those on maximal medication and for whom invasive revascularization procedures were no longer an option. The results of the MUST-EECP study confirmed the clinical benefits described in earlier open trials, namely a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise-induced signs of myocardial ischemia. Data collected by the IEPR at the University of Pittsburgh Graduate School of Public Health closely mirror the results seen in the MUST-EECP trial.

     In fiscal 1999, the Company completed a quality-of-life study with EECP in the same institutions and with the same patients that participated in MUST-EECP. Two highly regarded standardized means of measurement were used to gauge changes in patients outlook and ability to participate in normal daily living during the treatment phase and for up to 12 months after treatment. Results of this study, which have been presented at major scientific meetings and published in the January 2002 Journal of Investigative Medicine, show that the group of patients receiving EECP enjoyed significantly improved aspects of health-related quality of life compared to those who received a sham treatment.

     As part of its program to expand the therapy's indications for use beyond the treatment of angina, the Company applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP in the treatment of congestive heart failure (CHF). A 32-patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study concluded that EECP therapy was beneficial to left ventricular function in heart failure patients and may be a useful adjunct to current medical therapy.

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in most types of heart failure patients was approved. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), began patient enrollment in March 2001 and results are expected to be released no earlier than the end of calendar 2003. The PEECH trial, which presently involves more than twenty centers and was designed to enroll 180 patients, will evaluate improvements in exercise capacity and quality of life, as well as the reduction in the need for certain medications that CHF patients are typically prescribed. Centers participating in the PEECH trial include, among others, the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Temple University, Texas Heart Institute, the University of California at San Diego Medical Center, the University of California at Los Angeles Medical Center, University Hospital at the UMDNJ/New Jersey Medical School, the University of Pittsburgh Medical Center and the Cardiovascular Research Institute.

     The IEPR at the University of Pittsburgh Graduate School of Public Health was established in January 1998 to track the outcomes of patients who have undergone EECP therapy. As of this publication, more than one hundred centers participate in the registry and data from 5,000 patient records has been entered. Phase 2 of the IEPR, planned for an additional 2,500 patients, began enrollment in January 2002 and incorporates sub-studies that are examining treatment beyond 35 hours of treatment, where needed, the presence of protein in the urine of type 2 diabetic patients as a predictor of response to EECP, the effects on peripheral vascular disease, and the effects of sexual function in men. The IEPR is a vital source of information about the effectiveness of EECP in a real-world environment for the medical community at large. For this reason, the Company will continue to provide an ongoing grant to fund the Registry to publicize data that may assist clinicians in delivering optimal care to patients. Recently released data from the IEPR show that patients continue to receive dramatic benefit at six, twelve and twenty-four months following the completion of their course of EECP therapy.

     Over the last several years, the Company's clinical bibliography has expanded to include numerous abstracts presented a major medical conferences, as well as publications in major peer-review journals. Notable among these studies were several discussing the neurohumoral effects of EECP therapy including increases in the levels of nitric oxide, a potent vasodilator and decreases in levels of endothelin a vasoconstrictor as well as the release of certain growth factors.

The Company's Plans

     The Company's short- and long-term plans are to:

     (a) Launch EECP in the CHF market through the initiation of campaigns to market the benefits of EECP therapy directly to clinicians, third-party payors and patients.
     (b) Enlarge the market opportunity, short and long-term, by (i) advancing the progress of marketplace acceptance of EECP as a viable treatment modality for CHF (principally the chronic patient with NYHA Class III and IV) and as a common treatment for the early and mid-stage (Canadian Class I and II) angina populations, (ii) increasing the reimbursed patient base for the existing angina and CHF indications, (iii) continue to drive the clinical validation process for acceptance of EECP as a primary or complimentary therapy for congestive heart failure, diabetes disease management, peripheral vascular and cerebrovascular conditions and (iv) renew the exposure of EECP as an already approved therapy for acute coronary conditions, such as myocardial infarction and cardiogenic shock.
     (c) Continue the development of EECP in international markets, principally through the establishment of a distribution network, and appoint distributors in South America and Japan.
     (d) Continue to establish and support academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and to increase the number and diversity of clinical and mode-of-action studies, as well as the number of presentations, publications, speakers and advocates.

     (e) Continue product development efforts to improve the EECP system and expand its intellectual property estate by filing for additional patents in the United States and other countries.
     (f) Engage in educational campaigns for providers and medical directors of third party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP therapy in order to broaden coverage policies and process claims more rapidly for EECP services.
     (g) Complete the PEECH clinical trial and publish the results in a major peer-review medical journal.
     (h) Invest in creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace.
     (i) Continue to provide an ongoing grant to fund the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health to publicize key information relating to patient outcomes.
     (j) Secure the CE mark for the Company's TS3 system.


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

Sales and Marketing

Domestic Operations

     The Company  sells its EECP  systems to  treatment  providers in the United
States through a direct sales force that is supported by an in-house service organization. The Company's sales force is comprised of more than twenty sales representatives, including management. In July 2002, the Company entered into a strategic alliance with Palo Verde Technologies Inc. (PVT) as a means of dramatically expanding the Company's sales coverage beyond its direct sales force. PVT is a national cardiovascular independent agent network with over 85 independent sales representatives in pacemaker and cardiovascular product sales. PVT expects 30 - 50 independent representatives to be specially trained in selling the Company's EECP system by the end of fiscal 2003.

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

     The expanded sales force has allowed the Company to focus more intently on sales to National Accounts. The Company plans to continue developing its relationships with such major U.S. hospital groups as Tenet Healthcare, Kaiser Permanente, Health South, Columbia HCA and with other cardiac care operations that have plans for nationwide expansion. To date, the Company has entered into agreements with three group purchasing organizations: Amerinet, Magnet and MedAxiom.

     Vasomedical's continuing transformation to a more commercial, market-driven company will be reflected in its marketing activities planned for 2003 to heighten awareness among clinicians, patients and third-party payers. Such activities are expected to include journal advertising, publication of EECP-related newsletters, support of physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. All of these programs are designed to support the Company's field sales organization. Additional Company marketing activities include supporting direct-to-patient marketing campaigns to individuals suffering from angina and other heart failure related symptoms as well as creating awareness among third-party payers to the benefits of EECP for patients suffering from heart failure.

     The Company employs service technicians responsible for the installation of EECP systems and, in many instances, on-site training of a customer's biomedical engineering personnel. The Company provides a one-year product warranty that includes parts and labor. The Company offers extended service to its customers under annual service contracts or on a fee-for-service basis.

International Operations

     One of the Company's key objectives has been to appoint distributors in exchange for exclusive marketing rights to EECP in their respective countries. The Company currently has distribution agreements for Canada, the Middle East (Israel, Saudi Arabia, Egypt, Jordan, United Arab Emirates), India, Pakistan, Greece, the United Kingdom, Italy and the Far East (Malaysia, Singapore, Thailand). Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must either obtain an FDA-equivalent marketing clearance or establish confirmation clinical evaluations conducted by local opinion leaders in cardiology. Each distributor is responsible for obtaining any required approvals and maintaining an infrastructure to provide post-sales support, including clinical training and product maintenance services. In July 2000, the Company received its medical device license to market its EECP system in Canada. However, there can be no assurance that all of the Company's distributors will be successful in obtaining proper approvals for the EECP system in their respective countries or that these distributors will be successful in their marketing efforts. The Company plans to enter into additional distribution agreements to enhance its international distribution base. There can be no assurance that the Company will be successful in entering into any additional distribution agreements.

     To date, revenues from international operations have not been significant (fiscal 2002 revenues approximated 8%) but are expected to increase in future years. Toward that end, in June 2001, the Company hired a Director of Sales and Marketing for Europe. Marketing activities planned include, among other things, increasing our participation in medical conferences to create greater awareness and acceptance of EECP therapy by clinicians. International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected the Company's business to date.

Competition

     Presently, Vasomedical is aware of at least two competitors with an external counterpulsation device on the market, namely Cardiomedics, Inc. and Nicore, Inc. While the Company believes that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor. The Company believes it competes favorably in value with these companies, as EECP is the only external counterpulsation system that is clinically proven in controlled clinical trials, the only system to be covered by an independent patient registry and the only system to have secured a CE mark. Vasomedical views other companies engaged in the development of device-related and biotechnology approaches to the management of cardiovascular disease as potential competitors in the marketplace as well.

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

Government Regulations

     The EECP system is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, the FDA regulates and must approve the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the US.

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

     If substantial equivalence cannot be established or if the FDA determines that more extensive efficacy and safety data are in order, the FDA will require the manufacturer to submit a premarket application (PMA) for full review and approval. Management does not believe that the EECP system will ultimately require PMA approval for continued commercialization under its present labeling; however, the Company so designed the protocol for MUST-EECP as to be able to generate some of the data needed in the event that a PMA is required at some future date. The Company received notice in June 2000 that its EECP system, when used to treat congestive heart failure patients, would be classified by FDA as a Class III PMA device. However, the FDA reversed that determination and the Company understands from discussions with the FDA that one reason for the change in the regulatory status of EECP for the treatment of congestive heart failure was the result of the agency's reassessment of the system's safety profile. As such, the Company filed a 510(k) premarket notification and in June 2002, FDA granted market clearance to all three of the models of the EECP system for a new indication for use in the treatment of congestive heart failure.

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

     In June 1998, the Company's EECP System Model MC2 was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union. The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The CE Mark, in combination with the ISO 9001 certification awarded by Underwriter's Laboratories (UL) in February 1998, places the Company in full compliance with requirements for the marketing of this EECP system in the countries of the European Union. The ISO 9001 Certificate covers the Company's design and manufacturing operation for the EECP system and recognizes that the Company has established and operates a world-class quality system. In addition, in July 2000, the Company received its license for Level II devices from the Canadian Health authority. In July 2001, the Company received the UL classified mark, an electrical certification, for its new TS3 system and intends to pursue the CE Mark for the TS3 in fiscal 2003.

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

     In February 1999, the Centers for Medicare and Medicaid Services (CMS) (formerly known as the Health Care Financing Administration (HCFA)), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of the EECP system for patients with disabling angina pectoris who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions, such as balloon angioplasty and cardiac bypass. In July 1999, CMS communicated payment instructions for the EECP therapy to its contractors around the country, stipulating coverage for services provided on or after July 1, 1999. In January 2000, a national Medicare payment level was established.
Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximates $150 per hourly session. Effective January 1, 2001, CMS approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session. Effective January 1, 2002, CMS approved an additional increase of 7%, raising the average Medicare payment to $153 per hourly session, or $5,355 for a full course of therapy.

     Some private insurance carriers continue to adjudicate EECP claims on a case-by-case basis. Since the establishment of reimbursement by the federal government, however, an increasing number of these private carriers now routinely pay for use of EECP for the treatment of angina and have issued positive coverage policies. The Company estimates that over 300 private insurers are reimbursing for EECP today at favorable payment levels and the Company expects that the number of private insurers and their related health plans that provide for EECP therapy as a covered benefit will continue to increase.

     In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the FDA for a new indication for the treatment of congestive heart failure. Congestive heart failure is the single most expensive disease state in the nation. Although CMS has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present definition. The Company intends to apply to CMS for a national coverage policy for EECP specific to CHF when it has completed and analyzed the results of the ongoing PEECH trial, a randomized, controlled clinical study on the use of EECP in CHF patients. The Company expects the enrollment in PEECH to be completed in Spring 2003 and results announced no earlier than the end of calendar 2003.

     The Company intends to vigorously pursue a constructive dialogue with many private insurers for the establishment of positive coverage policies for EECP that include CHF patients. The Company believes that its discussions with these third-party payers will, as a minimum, continue to define circumstances that justify reimbursement on a case-by-case basis and create a pathway for rapid review of patient data and determination of medical necessity.

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

Patents and Trademarks

     The Company owns three US patents that issued in June 1988, September 1996 and December 1999 which expire in 2005, 2013 and 2013, respectively. In addition, foreign patents have issued which expire in 2013, and others are pending. In fiscal 2002, the Company filed three patent applications in the US regarding aspects of the TS3 system, potential improvements, and new methods of treatment. The Company is planning to pursue these applications in other countries, including members of the European Union. The Company is also planning to file other patent applications regarding specific enhancements to the current EECP models, future generation products, and methods of treatment. Moreover, trademarks have been registered for the names "EECP" and "Natural Bypass", as well as for its widely-recognized man-like figure representing the application of EECP therapy.

     The Company pursues a policy of seeking patent protection, both in the US and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. The loss or violation of the Company's EECP patents and trademarks could have a material adverse effect upon the Company's business.

Employees

     As of August 1, 2002, the Company employed 110 full-time persons and 3 part-time persons with 27 in direct sales and sales support, 11 in clinical applications, 45 in manufacturing, quality control and technical service, 8 in marketing and customer support, 12 in engineering, regulatory and clinical research and 10 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Manufacturing

     The Company manufactures its EECP Model TS3 at its plant in Westbury, NY and believes its manufacturing facility, in addition to the other warehouse facilities presently under lease, are adequate to meet the current and immediately foreseeable future demand for the production of these systems. The Company's EECP Model MC2 system was manufactured for the Company by VAMED Medical Instrument Company Ltd. ("VAMED"), a Chinese company, pursuant to a certain 1993 manufacturing agreement. Early in 2002, Foshan Life Sciences Co. Ltd. ("FLSC"), a Chinese joint venture comprised of a Florida company and VAMED, assumed the operational activities for manufacturing the EECP Model MC2 systems and accessories for the Company pursuant to separate purchase orders issued by the Company. The Company believes that FLSC will be able to meet the Company's future need for this system.

ITEM TWO - PROPERTIES

     The Company owns its 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. The Company leases approximately 9,500 square feet of additional warehouse space under three noncancelable operating leases with non-affiliated landlords, two of which expire in October 2002 and one in September 2006, at an annual cost of approximately $100,000. Management believes that the Company can renegotiate its leases that will expire in October 2002 or lease other available space under reasonable terms and that these combined facilities are adequate to meet its current needs and should continue to be adequate for the immediately foreseeable future.

ITEM THREE - LEGAL PROCEEDINGS

     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action sought damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. In January 2002, this matter was dismissed by the court.

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. The Company believes that it fulfilled its obligations under the warrant to the plaintiff in a timely fashion and that the complaint is without merit. Accordingly, the Company is defending the action vigorously. Although discovery has been completed, the Company is yet unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In or about late June 2002, the Company was notified by a letter from the domestic counsel for Foshan Life Sciences Co. Ltd. ("FLSC"), a joint venture comprised of a Florida company and Vamed Medical Instrument Company Limited

("Vamed"), a Chinese company with whom the Company had an agreement to manufacture the Company's EECP Model MC2 system, that FLSC was initiating an arbitration proceeding before the Hong Kong International Arbitration Council ("HKIAC") to recover compensatory and punitive damages in excess of $1,000,000 and injunctive relief based upon claims of breach of the manufacturing agreement, tortious interference and misappropriation of confidential information and trade secrets. Although possessing several substantive defenses to these claims, the Company initially has challenged the HKIAC's right to hear and determine the dispute on the ground that FLSC is neither a legitimate nor recognized party to the manufacturing agreement which provides for such arbitration and, therefore, is not entitled to enforce the same. The Company also has demanded that FLSC deposit with the HKIAC security to cover the Company's costs of arbitration. To date, FLSC has neither responded to the Company's demand for security nor apparently filed a formal statement of claim with the HKIAC.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                    PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM under the symbol VASO. The approximate number of record holders of Common Stock as of August 6, 2002 was 1,000, which does not include approximately 34,250 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the Common Stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM for the fiscal periods specified.

                                        Fiscal 2002             Fiscal 2001
                                       High      Low           High      Low
                                       ----      ---           ----      ---
First Quarter                         $4.32     $3.51         $5.50     $3.56
Second Quarter                        $3.75     $2.26         $5.50     $2.53
Third Quarter                         $4.02     $2.65         $5.63     $2.00
Fourth Quarter                        $3.30     $1.65         $5.00     $2.94

     The last bid price of the Company's Common Stock on August 12, 2002 was $2.19 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems pertinent. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems pertinent.

ITEM SIX - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31, 2002 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.


                                                                   Year ended May 31,
                                               2002         2001          2000         1999         1998
                                               ----         ----          ----         ----         ----
Statements of Earnings
Revenues                                    $34,830,471   $27,508,338   $13,673,632   $6,024,263   $5,225,064
Cost of sales and services                   10,538,731     7,910,359     3,277,700    2,035,578    1,654,979
                                            ------------------------------------------------------------------
   Gross profit                              24,291,740    19,597,979    10,395,932    3,988,685    3,570,085
Selling, general & administrative expenses   13,686,958    11,634,965     7,383,567    6,207,924    5,941,675
Research and development expenses             5,112,258     2,554,470     1,413,464      706,934    1,595,970
Provision for doubtful accounts               1,304,000       325,000       400,000
Interest and financing costs                     98,140        48,294         7,302       11,880        4,057
Interest and other income, net                 (249,722)     (201,992)      (99,317)    (115,064)    (169,422)
                                            ------------------------------------------------------------------
                                             19,951,634    14,360,737     9,105,016    6,811,674    7,372,280
                                            ------------------------------------------------------------------
Earnings (loss) before income taxes           4,340,106     5,237,242     1,290,916   (2,822,989)  (3,802,195)

Income tax (expense) benefit, net            (1,554,000)    6,457,108       400,000         -            -
                                            ------------------------------------------------------------------
Net earnings (loss)                           2,786,106    11,694,350     1,690,916   (2,822,989)  (3,802,195)

Deemed dividend on preferred stock                 -             -             -        (864,000)  (1,132,000)
Preferred stock dividend requirement               -             -          (94,122)    (205,163)     (96,717)
                                            ------------------------------------------------------------------
Earnings (loss) applicable to
 common stockholders                         $2,786,106   $11,694,350    $1,596,794  $(3,892,152) $(5,030,912)
                                            ==================================================================
Net earnings (loss) per common share
    - basic                                        $.05          $.21          $.03        $(.08)       $(.11)
                                            ==================================================================
    - diluted                                      $.05          $.20          $.03        $(.08)       $(.11)
                                            ==================================================================
Weighted average common shares
  outstanding - basic                        57,251,035    56,571,402    52,580,623   49,371,574   47,873,711
                                            ==================================================================
              - diluted                      59,468,092    59,927,199    57,141,949   49,371,574   47,873,711
                                            ==================================================================
Balance Sheet

Working capital                             $17,225,434   $16,214,655   $ 7,380,236   $2,174,774   $5,046,202
Total assets                                $41,418,258   $36,518,974   $10,588,962   $5,198,172   $7,345,246
Long-term debt                              $ 1,072,716   $ 1,108,593   $      -      $     -      $     -
Stockholders' equity (1)                    $31,602,604   $28,508,729   $ 7,943,770   $ 3,153,533  $ 5,752,993

-------------------

(1) No cash dividends were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal Years Ended May 31, 2002 and 2001

     The Company generated revenues from the sale and lease of EECP systems of $34,830,000 and $27,508,000 for fiscal 2002 and fiscal 2001, respectively, representing a 27% increase. The Company generated earnings before income taxes of $4,340,000 and $5,237,000 for fiscal 2002 and fiscal 2001, respectively. The Company reported net earnings of $2,786,000 and $11,694,000 for fiscal 2002 and fiscal 2001, respectively, after recognition of an income tax provision (benefit) of $1,554,000 and $(6,457,000), respectively.

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

     Effective January 1, 2002, CMS approved an additional increase of 7%, raising the average Medicare payment to $153 per hourly session, or $5,355 for a full course of therapy. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall. Pursuant to contractual arrangements with two customers, the Company has sold equipment under sales-type leases. In fiscal 2002, revenues of $4,187,000 were reported from equipment sold under sales-type leases. In fiscal 2002, the Company shipped 263 systems (a 23% increase over the prior year) under various domestic and non-domestic commercial arrangements, including direct sales, rental and "fee-per-use" placements, sales-type leases and sales to foreign distributors. Revenues from non-domestic business were $2,725,000, accounting for nearly 8% of total revenues compared to $1,441,000, or 5%, in fiscal 2001.

     The Company continues to be optimistic about its future. In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the Food and Drug Administration (FDA) for a new indication for the treatment of congestive heart failure. Congestive heart failure afflicts more than 5 million people in the United States alone, with more than 550,000 new patients diagnosed every year. It is the single most expensive disease state in the nation, accounting for more than $40 billion in direct and indirect medical costs.

     Gross profit margins for fiscal 2002 and 2001 were 70% and 71%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit margin for fiscal 2002 compared to 2001 was primarily attributable to a change in the product mix now favoring the new, but more costly, Model TS3 system manufactured in Westbury, NY. Management believes that the increased production costs of TS3 will be offset in the future by manufacturing efficiencies and engineering initiatives toward further product cost reduction. In addition, gross profit margin was further affected by the change in sales mix, inclusive of an 89% increase in revenues from non-domestic business in fiscal 2002 which, as described above, is less profitable than the Company's domestic business.

     Selling, general and administrative (SG&A) expenses for fiscal 2002 and 2001 were $13,687,000 (39% of revenues) and $11,635,000 (42% of revenues), respectively. The Company has been effectively leveraging its SG&A expenses as a percentage of sales, decreasing by 3%. The increases in SG&A expenses, on an absolute basis, from the comparable prior fiscal year resulted primarily from increases in personnel in sales and marketing functions, increases in selling and marketing expenses (including commissions) related to increased revenues, as well as increases in insurance and other administrative expenses.

     In fiscal 2002, the Company charged $1,304,000 to its provision for doubtful accounts, substantially increasing reserves primarily as a result of extended credit terms offered to certain domestic and international customers, as well as a valuation reserve in connection with long-term financing receivables generated by equipment sold under sales-type leases.

     Research and development (R&D) expenses of $5,112,000 (15% of revenues) for fiscal 2002 increased by $2,558,000, or 100%, from the prior fiscal year of $2,554,000 (9% of revenues). The increase relates primarily to expenses incurred for the PEECH clinical trial in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001), the initiation of other clinical studies and initiatives, as well as continued product design and development costs (including an increase in engineering and other personnel). The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to invest approximately 12%-14% of revenues in product development and clinical trials in fiscal 2003 to further expand the clinical applications of EECP, including, but not limited to, heart failure, diabetes disease management and acute coronary syndromes.

     In fiscal 2002, the Company recorded a provision for income taxes of $1,554,000, inclusive of $39,000 in current tax expense principally resulting from state taxes. This is in contrast to a deferred tax benefit reported in fiscal 2001 of $6,457,000 resulting principally from a change in the deferred tax valuation allowance.

     The increase in interest income in fiscal 2002 is the direct result of interest income reported on equipment sold under sales-type leases, offset by the decrease in the average cash balances invested during the year, as well as declining interest rates this year over last year.

     The increase in interest expense over the prior fiscal year is primarily due to interest payments on loans secured for the purchase of the Company's headquarters and operating facility in November 2000, as well as working capital borrowings under the Company's revolving secured credit facility.

Fiscal Years Ended May 31, 2001 and 2000

     The Company generated revenues from the sale and lease of EECP systems of $27,508,000 and $13,674,000 for fiscal 2001 and fiscal 2000, respectively, representing a 101% increase. The Company generated earnings before income taxes of $5,237,000 and $1,291,000 for fiscal 2001 and fiscal 2000, respectively. The Company generated earnings of $11,694,000 and $1,597,000 for fiscal 2001 and fiscal 2000, respectively (after recognition of a deferred income tax benefit of $6.6 million for fiscal 2001 and after deducting $94,000 in preferred stock dividend requirements related to its June 1997 financing for fiscal 2000).

     Revenue growth in the prior fiscal period (fiscal 2000) was initially hindered because local Medicare contractors established inappropriate payment levels that did not take into account the full value of the resources health care providers must deploy to deliver EECP therapy. Consequently, in November 1999, CMS created a specific code for external counterpulsation therapy and established a nationally applicable allowable charge, which became effective on January 1, 2000. The allowable charge under the new code was based upon a preliminary determination of Relative Value Units (RVUs) assigned by CMS to the resources needed for the administration of the therapy. Certain patients may require additional services, such as evaluation and management, which may be billed separately. This resulted in a standard charge of $4,550 for a full course of therapy, which typically involves 35 one-hour outpatient sessions. The assigned code now allows EECP providers to bill Medicare electronically, substantially reducing the process for receiving reimbursement. Moreover, in light of these new payment instructions, local Medicare contractors no longer have the responsibility of establishing reimbursement rates. Beginning August 1, 2000, Medicare coverage was extended to include EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximated $150 per session. Effective January 1, 2001, CMS approved an 11% increase in the reimbursement rate for EECP therapy which raised the average Medicare payment from $130 to $144 per hourly session, or $5,040 for a full course of therapy. These events led to an increased demand for EECP therapy and EECP equipment and, consequently, to revenue growth overall, as well as an increase in the number of systems placed under fee-per-use arrangements with certain providers.

     In fiscal 2001, the Company shipped 168% more systems over the prior year under various domestic and non-domestic commercial arrangements, including direct sales, rental and "fee-per-use" placements and sales to foreign distributors. Revenues from non-domestic business were $1,441,000, accounting for 5% of total revenues compared to $155,000 or 1%, in 2000.

Gross  profit
margins for fiscal 2001 and 2000 were 71% and 76%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP units sold and rented during the period, the mix of EECP models sold, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit for fiscal 2001 was partially attributable to the increased manufacturing costs of its Model TS3 system manufactured in Westbury, NY. Management believes that these increased costs will be offset in the future by manufacturing efficiencies and the Company is continually engaged in a product cost reduction program.

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

     Research and development (R&D) expenses of $2,554,0000, or 9% of revenues, in fiscal 2001 increased by $1,141,000 from the comparable prior year expenses of $1,413,000, or 10% of revenues. The increase relates primarily to continued product design and development costs (including an increase in engineering and other personnel), as well as the initiation of the pivotal study in heart failure (which received FDA approval in July 2000 and began treating patients in March 2001). The Company's newly developed EECP system, Model TS3, received FDA 510(k) clearance to market in December 2000 and was commercially available for sale in the fourth quarter of fiscal 2001. The Company intends to invest in product development and clinical trials in future periods to further expand the clinical applications of EECP, including, but not limited to, heart failure and diabetes disease management.

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

Liquidity and Capital Resources

     The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At May 31, 2002, the Company had a cash balance of $2,968,000 and working capital of $17,225,000, compared to a cash balance of $3,785,000 and working capital of $16,215,000 at May 31, 2001. The Company's operating activities (used) provided cash of $(2,317,000) and $679,000 for fiscal 2002 and fiscal 2001, respectively. Net cash used in operations during fiscal 2002 consisted primarily of increases in accounts receivable, financing receivables and inventories, offset by increases in accounts payable, accrued expenses and other liabilities. The increase in financing receivables resulted from sales of equipment under sales-type leases, the first such commercial contracts entered into by the Company in fiscal 2002. Cash receipts under sales-type leases are expected over terms ranging between three and six years. The increase in inventories resulted from an increase in finished goods of the Company's Model TS3 system, which began commercial shipments in the fourth quarter of fiscal 2001. The increase in accounts receivable resulted primarily from extended credit terms offered to customers, particularly non-domestic customers, in the current year. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials and management of finished goods inventory levels. Cash used in operations during fiscal year 2002, particularly as they relate to financing receivables, are not necessarily indicative of the results expected in future years.

     Investing activities used net cash of $820,000 and $1,578,000 during fiscal 2002 and fiscal 2001, respectively. In fiscal 2002, the principal use of cash was a $500,000 loan made by the Company, through the issuance of notes to a customer engaged in the establishment of a national network of EECP centers. In fiscal 2001, the principal use of cash was for the purchase of property and equipment, notably the purchase of the Company's headquarters and operating facility.

     Financing activities provided cash of $2,319,000 and $1,627,000 during fiscal 2002 and fiscal 2001, respectively. In September 2001, the Company refinanced a $641,667 outstanding short-term note payable (which arose in connection with the November 2000 purchase of the Company's headquarters and operating facility) with the New York Business Development Corporation. This transaction released $641,667 of cash previously restricted as collateral under the original note. The cash restricted as collateral on the second outstanding note for $500,000 was released in January 2002 upon its refinancing. The balance of the financing activities during fiscal 2002 and 2001 consisted primarily from the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock warrants by officers, directors, employees and consultants. In February 2002, the Company increased its existing credit facility to provide for borrowings up to $15,000,000, based upon eligible accounts receivable and raw materials inventory, as defined therein, at the Libor Rate plus 150 basis points. At May 31, 2002, approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000.

     Management believes that its working capital position at May 31, 2002, the availability of its credit facility, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of May 31, 2002:

                        Total       Due in FY 2003      Due in FY 2004 - 2005       Due in FY 2006 - 2007     Due Thereafter
                      ------------------------------------------------------------------------------------------------------
Line-of Credit (1)     $1,000,000     $1,000,000
Long-Term Debt          1,119,161         46,445             $103,151                     $118,551               $851,014
Operating Leases          226,000         87,000               90,000                       49,000                      -
Employment Agreements     520,000        270,000              150,000                      100,000                      -
Purchase Obligations      324,000        324,000                    -                            -                      -
                      ------------------------------------------------------------------------------------------------------
Total Contractual
   Cash Obligations    $3,189,161     $1,727,445             $343,151                     $267,551               $851,014
                      ======================================================================================================

     (1) The Company maintains a revolving credit agreement which provides for borrowings of up to $15,000,000, based upon eligible accounts receivable, as defined therein. Approximately $3,600,000 is available under the revolving credit agreement, of which $1,000,000 is outstanding at May 31, 2002. The revolving credit agreement expires in February 2005.

Effects of Inflation

     The Company believes that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Qualitative and Quantitative Disclosures About Market Risk

     The Company is exposed to certain financial market risks, including changes in interest rates. All of the Company's revenue, expenses and capital spending are transacted in US dollars. The Company's exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances, investments in sales-type leases and the line of credit agreement. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements includes a summary of the Company's significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery and customer acceptance. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales type-leases with two customers. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period.

Accounts Receivable/Financing Receivables

     Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

     In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed.

Inventories

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimate of costs to service our warranty obligations is based on historical experience and an expectation of future conditions. While these warranty costs have historically been within the Company's expectations and the provisions established, to the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, and the Company would experience decreased gross profit.

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

Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note I, pro forma disclosure of the effect on net earnings and net earnings per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules are effective for the Company on June 1, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

ITEM EIGHT - FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION

        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:

          Schedule II  Valuation and Qualifying Accounts (15)

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Form 8-K Reports

     None

(c)  Exhibits

     (3)(a)   Restated Certificate of Incorporation (2)
        (b)   By-Laws (1)
     (4)(a)   Specimen Certificate for Common Stock (1)
        (b)   Certificate of Designation of the Preferred Stock, Series A (3)
        (c)   Certificate of Designation of the Preferred Stock, Series B (8)
        (d)   Form of Rights Agreement dated as of March 9, 1995 between
              Registrant and American Stock Transfer & Trust Company (5)
        (e)   Certificate of Designation of the Preferred Stock, Series C (9)
        (f)   Stock Purchase  Agreement dated April 30, 1998 between Registrant and  JNC  Opportunity  Fund,  Ltd.  (9)
        (g)   Registration  Rights Agreement  dated  April  30,  1998  between
              Registrant  and  JNC Opportunity  Fund,  Ltd. (9)
        (h)   Form of Warrant  dated April 30, 1998 (9)
   (10) (a)   1995 Stock Option Plan (6)
        (b)   Outside Director Stock Option Plan (6)
        (c)   Employment  Agreement dated February 1, 1995,  as amended
              March 12, 1998 and October 10,  2001,  between Registrant
              and John C.K.  Hui (4) (9) (15)
        (d)   1997 Stock Option Plan, as amended (10)
        (e)   Employment  Agreement  dated January 6, 2000,  and  amended
              November  2000,  between  Registrant  and
              D. Michael  Deignan (11) (13)
        (f)   1999 Stock Option Plan, as amended (12)
        (g)   Credit  Agreement  dated  February  21,  2002 between
              Vasomedical,   Inc.  and  Fleet   National  Bank  (14)
        (h)   Loan Modification   Agreement   dated  March  4,  2002  by
              and  among Vasomedical,  Inc.,  HeartGen  Centers,  Inc., RLA
              1993 Trust and Richard Abrahams (14)
        (i)   Loan Modification Agreement dated March 4, 2002 by and among
              Vasomedical,  Inc., HeartGen Centers,  Inc., RLA  1993  Trust
              and  Richard  Abrahams (14)
        (j)   Subordinated Security Agreement dated March 4, 2002 between
              Vasomedical,  Inc. and HeartGen Centers, Inc. (14)
        (k)   Warrant Agreement dated March 4, 2002 issued to  Vasomedical, Inc.
              by HeartGen  Centers,  Inc.(14)
        (l)   Center  Financing  Note dated  March 5, 2002  issued by
              HeartGen  Centers,  Inc.  to  Vasomedical,  Inc.  (14)
        (m)   Center Financing  Note dated March 20, 2002 issued by HeartGen
              Centers, Inc.  to  Vasomedical,   Inc.  (14)
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

    (23)      Consent  of  Grant   Thornton  LLP  (15)
    (99)      Certification of Periodic Report (15)

------------------
(1)  Incorporated by reference to Registration  Statement on Form
     S-18, No. 33-24095.
(2)  Incorporated by reference to Registration Statement  on Form S-1,
     No. 33-46377  (effective  7/12/94).
(3)  Incorporated  by reference  to Report on Form 8-K dated  November
     14, 1994.
(4)  Incorporated  by reference to Report on Form 8-K dated  January  24,  1995.
(5)  Incorporated  by  reference  to Registration  Statement  on Form  8-A dated  May 12,  1995.
(6)  Incorporated   by  reference  to  Notice  of  Annual  Meeting  of
     Stockholders   dated  December  5,  1995.
(7)  Incorporated  by reference  to  Report  on Form  8-K  dated  June  25,
     1997.
(8)  Incorporated  by  reference to Report on Form 8-K dated April 30, 1998.
(9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
(10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999.
(11) Incorporated by reference to Report on Form 10-Q for  the  quarterly
     period  ended   February  29,  2000.
(12) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(13) Incorporated by reference to Report on Form 10-Q for the quarterly period ended November 30, 2000.
(14) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2002.
(15) Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the fifteenth day of August, 2002.
                                        VASOMEDICAL, INC.

                                        By: /s/ D. Michael Deignan
                                        -----------------------------------
                                        D. Michael Deignan
                                        President, Chief Executive Officer
                                           and Director
                                        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 15, 2002 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn                  Director
----------------------------
Alexander G. Bearn

/s/ David S. Blumenthal                 Director
----------------------------
David S. Blumenthal

/s/ Abraham E. Cohen                    Chairman of the Board
----------------------------
Abraham E. Cohen
                                        President, Chief Executive
/s/ D. Michael Deignan                  Officer and Director
----------------------------            (Principal Executive Officer)
D. Michael Deignan

                                        Chief Financial Officer
/s/ Joseph A. Giacalone                 (Principal Financial and
----------------------------            Accounting Officer)
Joseph A. Giacalone

/s/ John C.K. Hui                       Senior Vice President, Chief
----------------------------            Technology Officer and Director
John C.K. Hui

/s/ Photios T. Paulson                  Director
----------------------------
Photios T. Paulson

/s/ Kenneth W. Rind                     Director
----------------------------
Kenneth W. Rind

/s/ E. Donald Shapiro                   Director
----------------------------
E. Donald Shapiro

/s/ Anthony Viscusi                     Director
----------------------------
Anthony Viscusi

/s/ Forrest R. Whittaker                Director
----------------------------
Forrest R. Whittaker

/s/ Martin Zeiger                       Director
----------------------------
Martin Zeiger

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                    F-2

Financial Statements
  Consolidated Balance Sheets as of May 31, 2002 and 2001             F-3

  Consolidated Statements of Earnings for the
    years ended May 31, 2002, 2001 and 2000                           F-4

  Consolidated Statement of Changes in Stockholders'
    Equity for the years ended May 31, 2002, 2001 and 2000            F-5

  Consolidated Statements of Cash Flows for the
    years ended May 31, 2002, 2001 and 2000                           F-6

  Notes to Consolidated Financial Statements                          F-7 - F-18

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Stockholders and Board of Directors of
  Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended May 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP
GRANT THORNTON LLP

Melville, New York
July 26, 2002

                       Vasomedical, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                            May 31,
                                                      2002           2001
                                                      ----           ----
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $2,967,627     $3,785,456
  Restricted cash                                           -      1,141,667
  Accounts receivable, net of an allowance
    for doubtful accounts of $1,099,687 and
    $545,000 at May 31, 2002 and 2001,
    respectively                                   12,682,725      9,731,749
  Inventories                                       4,902,121      4,367,943
  Deferred income taxes                             3,033,000      2,908,000
  Financing receivables, net                          633,786              -
  Other current assets                                627,243        443,887
                                                  -----------    -----------
     Total current assets                          24,846,502     22,378,702
PROPERTY AND EQUIPMENT, net                         3,252,030      2,606,037
CAPITALIZED COST IN EXCESS OF FAIR
  VALUE OF NET ASSETS ACQUIRED, net of
     accumulated amortization
     of $1,349,613 at May 31, 2001                          -        142,085
FINANCING RECEIVABLES, net                          2,941,587              -
NOTES RECEIVABLE                                      512,329              -
DEFERRED INCOME TAXES                               9,658,000     11,298,000
OTHER ASSETS                                          207,810         94,150
                                                  -----------    -----------
                                                  $41,418,258    $36,518,974
                                                  ===========    ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses           $3,645,846      $4,041,243
  Current maturities of long-term debt and
    notes payable                                  1,046,445          33,074
  Sales tax payable                                  732,362         532,548
  Deferred revenues                                  272,000               -
  Accrued warranty and customer support expenses     588,334         567,000
  Accrued professional fees                          362,083         320,854
  Accrued commissions                                973,998         669,328
                                                  -----------    -----------
     Total current liabilities                     7,621,068       6,164,047
LONG-TERM DEBT                                     1,072,716       1,108,593
ACCRUED WARRANTY COSTS                               402,666         488,000
DEFERRED REVENUES                                    719,204         243,151
OTHER LONG-TERM LIABILITIES                                -           6,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000
     shares authorized;
     none issued and outstanding                           -               -
  Common stock, $.001 par value; 110,000,000
     shares authorized; 57,309,120
     and 57,195,453 shares at May 31, 2002 and
     2001, respectively, issued and outstanding       57,309          57,195
  Additional paid-in capital                      50,116,148      49,808,493
        Accumulated deficit                      (18,570,853)    (21,356,959)
                                                 -----------     -----------
                                                  31,602,604      28,508,729
                                                 -----------     -----------
                                                 $41,418,258     $36,518,974
                                                 ===========     ===========

        The accompanying notes are an integral part of these statements.


                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                              Year ended May 31,
                                                 ------------------------------------------
                                                     2002           2001            2000
                                                     ----           ----            ----
Revenues
   Equipment sales                               $29,304,349     $26,912,373     $13,120,144
   Equipment rentals and services                  1,339,113         595,965         553,488
   Equipment sold under sales-type leases          4,187,009               -               -
                                                 -----------     -----------     -----------
                                                  34,830,471      27,508,338      13,673,632
   Cost of sales and services                     10,538,731       7,910,359       3,277,700
                                                 -----------     -----------     -----------
   Gross profit                                   24,291,740      19,597,979      10,395,932
Expenses
   Selling, general and administrative            13,686,958      11,634,965       7,383,567
   Research and development                        5,112,258       2,554,470       1,413,464
   Provision for doubtful accounts                 1,304,000         325,000         400,000
   Interest and financing costs                       98,140          48,294           7,302
   Interest and other income, net                  (249,722)       (201,992)        (99,317)
                                                 -----------     -----------     -----------
                                                  19,951,634      14,360,737       9,105,016
                                                 -----------     -----------     -----------
   EARNINGS BEFORE INCOME TAXES                    4,340,106       5,237,242       1,290,916
   Income tax (expense) benefit, net              (1,554,000)      6,457,108         400,000
                                                 -----------     -----------     -----------
   NET EARNINGS                                    2,786,106      11,694,350       1,690,916
Preferred stock dividend requirement                       -               -         (94,122)
                                                 -----------     -----------     -----------
   EARNINGS APPLICABLE TO
   COMMON STOCKHOLDERS                            $2,786,106     $11,694,350      $1,596,794
                                                 ===========     ===========     ===========
Net earnings per common share
   - basic                                              $.05            $.21            $.03
                                                        ====            ====            ====
   - diluted                                            $.05            $.20            $.03
                                                        ====            ====            ====
Weighted average common shares
   outstanding - basic                            57,251,035      56,571,402      52,580,623
                                                 ===========     ===========     ===========
               - diluted                          59,468,092      59,927,199      57,141,949
                                                 ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  Additional                        Total
                                       Preferred stock         Common stock        paid-in        Accumulated    stockholders'
                                       Shares   Amount     Shares       Amount     capital           deficit       equity
                                       ------   ------     ------       ------    ----------      ------------   -------------
Balance at June 1, 1999               175,000   $1,750   50,402,687    $50,403    $37,749,483     $(34,648,103)   $3,153,533

Conversion of preferred stock        (175,000)  (1,750)   3,095,612      3,096         (1,346)               -             -
Exercise of options and warrants                          2,169,831      2,169      2,816,542                      2,818,711
Preferred stock dividend requirement                                                                   (94,122)      (94,122)
Common stock issued in lieu of
  preferred stock dividends                                 253,200        253        287,479                        287,732
Stock options granted for services                                                     87,000                         87,000
Net earnings                                                                                         1,690,916     1,690,916
                                    ----------  -------  ----------   --------    -----------      -----------    ----------
Balance at May 31, 2000                     -        -   55,921,330     55,921     40,939,158      (33,051,309)    7,943,770

Exercise of options and warrants                          1,274,123      1,274      1,625,335                      1,626,609
Stock options granted for services                                                     35,000                         35,000
Tax benefit of stock options and
  warrants exercised in the current
  and prior years                                                                   7,209,000                      7,209,000
Net earnings                                                                                        11,694,350    11,694,350
                                    ----------  -------  ----------   --------    -----------      -----------    ----------
Balance at May 31, 2001                     -        -   57,195,453     57,195     49,808,493      (21,356,959)   28,508,729

Exercise of options and warrants                            113,667        114        199,529                        199,643
Stock options granted for services                                                     50,126                         50,126
Tax benefit of stock options and
  warrants exercised in the
  current year                                                                         58,000                         58,000
Net earnings                                                                                         2,786,106     2,786,106
                                    ----------  -------  ----------   --------    -----------     ------------   -----------
Balance at May 31, 2002                     -        -   57,309,120    $57,309    $50,116,148     $(18,570,853)  $31,602,604
                                    ==========  =======  ===========  ========    ===========     ============   ===========

The accompanying notes are an integral part of this statement.

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year ended May 31,
                                                         ------------------------------------------
                                                             2002             2001            2000
                                                             ----             ----            ----
Cash flows from operating activities
  Net earnings                                            $2,786,106      $11,694,350     $1,690,916
                                                        ------------      ------------  ------------
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operating
    activities
  Depreciation and amortization                              962,167           587,541       483,627
  Provision for doubtful accounts, net of write-offs         904,687           145,000       400,000
  Reserve for inventory obsolescence                          30,000           150,000             -
  Deferred income taxes                                    1,573,000        (6,597,000)     (400,000)
  Stock options granted for services                          50,126            35,000        87,000
  Changes in operating assets and liabilities
  Accounts receivable                                     (3,855,663)       (5,043,939)   (3,647,378)
  Financing receivables, net                              (3,575,373)                -             -
  Inventories                                             (1,694,198)       (4,460,572)     (281,337)
  Other current assets                                      (183,356)           35,380      (301,555)
  Other assets                                              (142,062)          (90,251)       15,077
  Accounts payable, accrued expenses and other
    current liabilities                                      443,649         3,833,781       630,164
  Other liabilities                                          384,265           389,605       164,000
                                                        ------------      ------------  ------------
                                                          (5,102,758)      (11,015,455)   (2,850,402)
                                                        ------------      ------------  ------------
  Net cash provided by (used in) operating activities     (2,316,652)          678,895    (1,159,486)
                                                        ------------      ------------  ------------
Cash flows from investing activities
  Issuance of notes                                         (500,000)                -             -
  Purchase of property and equipment                        (319,981)       (1,578,415)     (279,033)
                                                        ------------      ------------  ------------
  Net cash used in investing activities                     (819,981)       (1,578,415)     (279,033)
                                                        ------------      ------------  ------------
Cash flows from financing activities
  Proceeds from notes                                      2,141,667         1,141,667             -
  Payments on notes                                       (1,164,173)                -             -
  Restricted cash                                          1,141,667        (1,141,667)            -
  Proceeds from exercise of options and warrants             199,643         1,626,609     2,818,711
                                                        ------------      ------------  ------------
     Net cash provided by financing activities             2,318,804         1,626,609     2,818,711
                                                        ------------      ------------  ------------
     NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                             (817,829)          727,089     1,380,192
Cash and cash equivalents - beginning of year              3,785,456         3,058,367     1,678,175
                                                        ------------      ------------  ------------
Cash and cash equivalents - end of year                   $2,967,627        $3,785,456    $3,058,367
                                                        ============      ============  ============

Non-cash investing and financing activities
 were as follows:
  Issuance of common stock in lieu of preferred
    dividends                                                                                $94,122
  Inventories transferred to property and equipment
     attributable to operating leases, net                $1,130,020          $849,613       $31,554

Supplemental disclosures:
  Interest paid                                              $98,139           $48,294        $7,302
  Income taxes paid                                         $304,263           $10,749        $9,224


The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 2002, 2001 and 2000

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP enhanced external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, outpatient treatment of patients with cardiovascular disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, a significant portion of the Company's revenues have been generated from customers in the United States.

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

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets, which range from three to thirty-nine years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. Leasehold improvements are amortized over the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

     Capitalized Cost in Excess of Fair Value of Net Assets Acquired

     The capitalized cost in excess of the fair value of the net assets acquired ("goodwill") was being amortized on a straight-line basis over a period of seven years. The goodwill was fully amortized at May 31, 2002 and written off.

     Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery and customer acceptance. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are recognized on a straight-line basis over the life of the respective leases. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales type-leases with two customers. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period.

     In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed.

     Concentrations of Credit Risk

     The Company markets the EECP system principally to cardiologists, hospitals, clinics and other health care providers. The Company performs credit evaluations of its customers' financial condition and, as a consequence, believes that its receivable credit risk exposure is limited. Receivables are generally due within 60-90 days. (See Note E.)

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

     Shipping and Handling Costs

     The Company includes all shipping and handling expenses incurred as a component of cost of sales.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The fair value of the financing receivables approximate fair value as they are discounted using the interest rates implicit in the lease. The carrying amounts of notes payable and notes receivable approximate their fair values as the interest rates of these instruments approximate the interest rates available on instruments with similar terms and maturities.

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

     Net Earnings Per Common Share

     Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note H, pro forma disclosure of the effect on net earnings and net earnings per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

     Statements of Cash Flows

     The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

     Impact of New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules are effective for the Company on June 1, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

NOTE B - INVENTORIES

                                                               May 31,
                                                         2002         2001
                                                         ----         ----
Inventories consist of the following:
       Raw materials                                $2,661,303      $3,364,276
       Work in progress                                547,818         497,667
       Finished goods                                1,693,000         506,000
                                                    ----------      ----------
                                                    $4,902,121      $4,367,943
                                                    ==========      ==========

NOTE C - FINANCING RECEIVABLES

     In fiscal 2002, the Company entered into sales-type lease agreements for certain EECP units with two customers. The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the twelve months ended May 31:


        2003                                           $960,990
        2004                                            859,560
        2005                                          1,683,329
        2006                                            628,680
        2007                                            774,086
        Thereafter                                    1,121,850
                                                     ----------
        Total minimum lease payments                  6,028,495
        Less estimated executory costs                 (493,684)
                                                     ----------
        Net minimum lease payments                    5,534,811
        Less interest                                (1,240,559)
                                                     ----------
        Present value of minimum lease payments       4,294,252
        Less valuation allowance                       (718,879)
                                                     ----------
        Net financing receivables                     3,575,373
        Less current portion                           (633,786)
                                                     ----------
        Long-term portion                            $2,941,587
                                                     ==========


     The annual minimum lease payments are subject to adjustment based on usage of the leased units in accordance with the provisions of the lease agreements.

NOTE D - PROPERTY AND EQUIPMENT

                                                               May 31,
                                                         2002         2001
                                                         ----         ----
Property and equipment is summarized as follows:
   Land                                                $200,000     $200,000
   Building and improvements                          1,366,855    1,252,423
   Office, laboratory and other equipment               794,801      617,875
   EECP units under operating leases or
     under loan for clinical trials                   2,174,000    1,176,500
   Furniture and fixtures                               148,164      124,764
   Leasehold improvements                               117,803      112,578
                                                     ----------   ----------
                                                      4,801,623    3,484,140
   Less accumulated depreciation and amortization    (1,549,593)    (878,103)
                                                     ----------   ----------
                                                     $3,252,030   $2,606,037
                                                     ==========   ==========

NOTE E - NOTES RECEIVABLE

     In March 2002, the Company provided a $500,000 unsecured loan to a customer engaged in establishing a national network of EECP centers. This financing was part of an aggregate $3.2 million credit facility, subject to certain conditions, executed by the customer with the Company and an unaffiliated lender in January 2002, under which the Company has no further financing obligation. The customer issued two notes to the Company of $250,000 each in connection with two EECP centers that bear interest at 18% per annum and mature in September 2005. Payments of principal and interest under these notes will commence in April 2003 in varying amounts determined by a formula based upon cash generated, as defined in the loan agreement. In connection with this financing, the customer issued to the Company a warrant to purchase 52,620 of its common shares at $2.20 per share expiring in January 2007. The warrant contains a repurchase option for a 30-day period beginning December 1, 2006 (assuming no earlier liquidity event has taken place, as defined) that allows the Company, at its option, to require the customer to redeem the warrant for $249,945. The warrant value is collateralized by a subordinated security interest in the customer's accounts receivable.

     Under a multiyear sales contract, the Company sold to this customer equipment (EECP units) under sales-type leases aggregating revenues of
$3,160,792 in fiscal 2002. At May 31, 2002, financing receivables of approximately $2,563,000 from these sales-type lease transactions with this customer are outstanding (Note C). In fulfilling the requirements of the multi-year sales contract, the Company's concentration of credit risk with this customer may increase significantly.

NOTE F - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

                                                      May 31,
                                                2002           2001
                                                ----           ----
Revolving credit agreement (a)               $1,000,000          -
Term loans (b)                                1,119,161      $1,141,667
                                             ----------      ----------
                                              2,119,161       1,141,667
Less current portion                         (1,046,445)        (33,074)
                                             ----------      ----------
                                             $1,072,716      $1,108,593
                                             ==========      ==========

     (a) In February 2002, the Company renegotiated a secured revolving credit line with its existing bank. The credit line provides for borrowings up to $15,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.4% at May 31, 2002). At May 31, 2002, approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain covenants, including, among others, maintenance of minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company.
     (b) In November 2000, the Company purchased its headquarters and warehouse facility and secured two notes payable from a financial institution for $641,667 and $500,000, respectively, which bore interest at the Libor Rate plus 150 basis points and were payable in monthly installments of interest payments only. Concurrent with the building purchase, the Company had received long-term financing commitments under two programs sponsored by New York State. In September 2001, the Company refinanced $641,667 of the notes under the first New York State sponsored program at a fixed interest rate of 7.8% over a fifteen-year term. In January 2002, the second note for $500,000 was refinanced under the other program with a fixed interest rate of 6% over a fifteen-year term. These notes are payable in monthly installments consisting of principal and interest payments and are secured by the building.

        Maturities of long-term debt are as follows at May 31, 2002:

        2003                                    $46,445
        2004                                     49,784
        2005                                     53,367
        2006                                     57,212
        2007                                     61,339
        Thereafter                              851,014
                                             ----------
                                             $1,119,161
                                             ==========

NOTE G - STOCKHOLDERS' EQUITY AND WARRANTS

     In fiscal 2000, all 175,000 shares outstanding of the 5% Series C Cumulative Convertible Preferred Stock issued in April 1998 were converted into 3,095,612 shares of common stock. In addition, warrants to purchase 1,435,000 shares of common stock were exercised (net of 101,910 shares offered in payment in lieu of cash), aggregating $1,272,000 in proceeds to the Company.

     In fiscal 2001, warrants to purchase 776,212 shares of common stock were exercised, aggregating $1,143,000 in proceeds to the Company.

     In fiscal 2002, warrants to purchase 15,000 shares of common stock were exercised, aggregating $31,200 in proceeds to the Company. Subsequent to May 31, 2002, warrants to purchase 250,000 shares of common stock were exercised, aggregating $112,500 in proceeds to the Company.

     Warrants expire at varying dates between April 2003 and October 2006. Warrant activity for the years ended May 31, 2000, 2001 and 2002 is summarized as follows:

                                    Non-employee
                                     Directors       Employees      Consultants       Total      Price Range
                                    ------------     ---------      -----------       -----      -----------
Balance at June 1, 1999              400,000         1,275,000        1,378,712    3,053,712      $.38 - $2.18
  Exercised                         (400,000)         (525,000)        (510,000)  (1,435,000)     $.38 - $2.18
                                   ----------       ----------       ----------   ----------      ------------
Balance at May 31, 2000                    -           750,000          868,712    1,618,712      $.45 - $2.08
  Exercised                                           (250,000)        (526,212)    (776,212)     $.45 - $2.08
                                   ----------       ----------       ----------   ----------      ------------
Balance at May 31, 2001                    -           500,000          342,500      842,500      $.45 - $2.08
  Exercised                                                             (15,000)     (15,000)            $2.08
                                   ----------       ----------       ----------   ----------      ------------
Balance at May 31, 2002                    -           500,000          327,500      827,500      $.45 - $2.08
                                   ==========       ==========       ==========   ==========      ============
Number of shares exercisable               -           500,000          327,500      827,500      $.45 - $2.08
                                   ==========       ==========       ==========   ==========      ============


     The following table summarizes information about warrants outstanding and exercisable at May 31, 2002:

                                      Warrants Outstanding and Exercisable
                               -------------------------------------------------
                                                    Weighted
                                   Number            Average
                               Outstanding and      Remaining        Weighted
                               Exercisable at      Contractual       Average
                                May 31, 2002       Life (yrs.)    Exercise Price
  Range of Exercise Prices
----------------------------- ------------------ ---------------- --------------
$.45                                    500,000        1.1                  $.45
$.91                                    200,000        4.4                  $.91
$2.08                                   127,500        0.9                 $2.08
                               ----------------- ---------------- --------------
                                        827,500        1.9                  $.81
                               ================= ================ ==============



NOTE H - OPTION PLANS

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

     In January 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $3.81 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). The Company charged $60,000 to operations over the one-year period in which services were rendered. In December 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $2.95 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). These stock options were fair-valued at $50,250 which the Company will charge to operations over the one-year period in which services are rendered. During fiscal 2002 and 2001, the Company charged $50,126 and $35,000, respectively, to operations for these grants.

     In fiscal 2002, the Board of Directors granted stock options under the 1999 Plan to directors and employees to purchase an aggregate of 1,059,100 shares of common stock, at exercise prices ranging from $1.78 to $4.02 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     Activity under all the plans for the years ended May 31, 2000, 2001 and 2002 is summarized as follows:

                                                                           Outstanding Options
                                                        -----------------------------------------------------------
                                   Shares Available                                Exercise        Weighted Average
                                      for Grant         Number of Shares        Price per Share     Exercise Price
                                 ---------------------- ----------------- ---------------------- ------------------

Balance at June 1, 1999                       40,500           3,855,143           $.75  -  $3.44            $1.70
  Shares authorized                        2,000,000
  Options granted                        (1,270,000)           1,270,000           $1.22  - $5.15            $1.95
  Options exercised                                -           (836,741)           $.75  -  $3.44            $1.85
  Options canceled                           134,668           (144,668)           $.88  -  $1.91            $1.47
                                    ----------------- ------------------- ------------------------ ----------------

Balance at May 31, 2000                      905,168           4,143,734           $.75  -  $5.15            $1.76
  Shares authorized                        1,000,000
  Options granted                          (798,000)             798,000            $2.66 - $5.00            $4.00
  Options exercised                                -           (497,911)             $.75 - $3.44             $.97
  Options canceled                           111,000           (111,000)             $.75 - $3.47            $1.90

                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2001                    1,218,168           4,332,823           $.78  -  $5.15            $2.26
  Shares authorized                        2,000,000
  Options granted                        (1,084,100)           1,084,100          $1.78  -  $4.02            $3.61
  Options exercised                                -            (98,667)           $.88  -  $2.44            $1.71
  Options canceled                           125,333           (125,333)           $.88  -  $5.00            $3.90
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2002                    2,259,401           5,192,923           $.78  -  $5.15            $2.51
                                    ================= =================== ======================== ================


     The following table summarizes information about stock options outstanding and exercisable at May 31, 2002:

                                               Options Outstanding                           Options Exercisable
                                -------------------------------------------------   --------------------------------
                                                    Weighted
                                                     Average
                                   Number           Remaining        Weighted             Number         Weighted
                               Outstanding at      Contractual       Average          Exercisable at      Average
                                May 31, 2002       Life (yrs.)    Exercise Price       May 31, 2002      Exercise
  Range of Exercise Prices                                                                                 Price
----------------------------- ------------------ ---------------- ---------------   ----------------- --------------
$.75  -  $.88                           979,779        4.6                  $.87              980,779           $.87
$1.22  -  $1.78                         968,250        7.5                 $1.37              484,918          $1.41
$1.91  -  $2.78                         842,727        6.1                 $2.01              762,461          $1.94
$2.89  -  $4.28                       2,144,667        7.6                 $3.69              836,000          $3.60
$4.59  -  $5.15                         257,500        7.7                 $4.82              132,500          $4.92
                              ------------------ ---------------- ---------------    ----------------- --------------
                                      5,192,923        6.8                 $2.51            3,196,658          $2.09
                              ================== ================ ===============    ================= ==============

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


Fiscal year ended May 31,         2002              2001               2000
-------------------------         ----              ----               ----
Expected life (years)                5                 5                  5
Expected volatility                 86%               80%                80%
Risk-free interest rate            3.9%              5.2%               6.0%

     The following are the pro forma net earnings and net earnings per share basic and diluted amounts for fiscal 2002, 2001 and 2000, as if compensation expense for stock-based awards had been determined based on their estimated fair value at the date of grant:

                                        2002              2001               2000
                                        ----              ----               ----
Pro forma net earnings               $1,642,986       $10,382,690           $576,435
Pro forma net earnings per share
    - basic                                $.03              $.18               $.01
    - diluted                              $.03              $.17               $.01

     The weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 was $2.50, $2.73 and $2.75, respectively. At May 31, 2002, there were approximately 11,617,000 remaining authorized shares of common stock after reserves for all stock option plans, stock warrants and shareholders' rights.

NOTE I - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 2,432,000 and 893,000 shares of common stock were excluded from the computation of diluted earnings per share as of May 31, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     For the fiscal year ended May 31,
                                             2002                  2001                 2000
                                             ----                  ----                 ----
Numerator:
   Basic earnings                         $2,786,106           $11,694,350           $1,690,916
   Preferred stock dividends                    -                     -                 (94,122)
                                          ----------           -----------           ----------
   Diluted earnings                       $2,786,106           $11,694,350           $1,596,794
                                          ==========           ===========           ==========
Denominator:
   Basic - weighted average shares        57,251,035            56,571,402           52,580,623
     Stock options                         1,624,744             2,270,094            1,389,607
     Warrants                                592,313             1,085,703            1,428,678
     Convertible preferred stock                   -                     -            1,743,041
                                          ----------           -----------           ----------
   Diluted - weighted average shares      59,468,092            59,927,199           57,141,949
                                          ==========           ===========           ==========
Earnings per share - basic                      $.05                  $.21                $0.03
                                                ====                  ====                =====
                   - diluted                    $.05                  $.20                $0.03
                                                ====                  ====                =====

NOTE J - INCOME TAXES

     In fiscal 2002, the Company recorded an expense for income taxes of $1,554,000, inclusive of $39,000 in current tax expense and a deferred tax expense of $1,515,000. In fiscal 2001, the Company recorded a benefit for income taxes of $6,457,108, inclusive of $139,892 in current tax expense principally resulting from the federal alternative minimum tax and a deferred tax benefit of $6,597,000 resulting principally from the change in the valuation allowance. In fiscal 2000, the Company recorded a $400,000 benefit for income taxes resulting principally from a change in the deferred tax valuation allowance.

        The Company's deferred tax assets are summarized as follows:

                                                                         May 31,
                                                   -----------------------------------------------
                                                       2002             2001              2000
                                                       ----             ----              ----
Deferred tax assets
  Net operating loss and other carryforwards        $11,344,000      $13,422,000       $14,627,000
  Accrued compensation                                        -                -            12,500
  Bad debts                                             493,000          178,000           187,000
  Other                                                 854,000          606,000           238,500
                                                    -----------      -----------      ------------
     Total gross deferred tax assets                 12,691,000       14,206,000        15,065,000
  Valuation allowance                                         -                -       (14,665,000)
                                                    -----------      -----------      ------------
     Net deferred tax assets                        $12,691,000      $14,206,000      $    400,000
                                                    ===========      ===========      ============

     The fiscal 2002 tax expense does not include the tax benefit associated with the current exercises of stock options and warrants, aggregating $58,000, which was credited directly to additional paid-in capital in the current year.

     The fiscal 2001 deferred tax benefit does not include the tax benefit associated with the current and prior years' exercises of stock options and warrants, aggregating $7,209,000, which was credited directly to additional paid-in capital in such year.

     In fiscal 2000, management had established a valuation allowance for a significant portion of the deferred tax assets based on uncertainties with respect to the Company's ability to generate future taxable income. At May 31, 2000, the valuation allowance primarily related to net operating losses and a $6,165,000 tax benefit from the exercise of stock options and warrants included in the net operating loss carryforward.

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

     At May 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $33,366,000, expiring at various dates from 2005 through 2020.

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                     2002                      2001                       2000
                                                   Amount          %         Amount          %          Amount          %
                                            -------------- ---------- -------------- ---------- --------------- ----------
Federal statutory rate                         $1,475,000       34.0     $1,781,000       34.0        $387,911       34.0
State taxes, net                                   56,000        1.3         65,000        1.2          83,451        7.3
Permanent differences                              23,000         .5         67,300        1.3          89,756        7.8
Utilization of net operating loss                       -               (1,781,000)     (34.0)       (561,118)     (49.1)
Change in valuation allowance
  relating to operations                                -               (6,719,000)    (128.3)       (400,000)     (35.0)
Other                                                   -                   129,592        2.5              -
                                            -------------- ---------- -------------- ---------- --------------- ----------
                                               $1,554,000       35.8   $(6,457,108)    (123.3)      $(400,000)     (35.0)
                                            ============== ========== ============== ========== =============== ==========

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

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company maintains employment agreements with certain executive officers, expiring at various dates through January 2005. One of the employment agreements contains a provision that provides for automatic one-year extensions through November 2005 provided no non-renewal notice is given. All such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate the employment agreement. Upon such termination, the employee has the right to receive, as a lump-sum payment, certain compensation remaining to be paid for the balance of the term of the agreement.

     The approximate aggregate minimum compensation obligation under active employment agreements at May 31, 2002 are summarized as follows:

                Fiscal Year              Amount
                -----------              ------
                   2003                 $270,000
                   2004                  150,000
                   2005                  100,000
                                        --------
                                        $520,000
                                        ========

Leases

     The Company leases additional warehouse space under three noncancelable operating leases, two of which expire on October 31, 2002 and one on September 30, 2006. Rent expense was $85,000, $69,000 and $130,000 in fiscal 2002, 2001 and 2000, respectively.

     Approximate   aggregate  minimum  annual   obligations  under  these  lease
agreements and other equipment leasing agreements at May 31, 2002 are summarized as follows:

                Fiscal Year              Amount
                -----------              ------
                   2003                 $87,000
                   2004                  48,000
                   2005                  42,000
                   2006                  37,000
                   2007                  12,000
                                       --------
                                       $226,000
                                       ========


Litigation

     In February 1999, an action was commenced in the Massachusetts Superior Court, Essex County, against the Company. The action sought damages in the sum of $1,000,000 based upon an alleged breach of a sales contract. In January 2002, this matter was dismissed by the court.

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. The Company believes that it fulfilled its obligations under the warrant to the plaintiff in a timely fashion and that the complaint is without merit. Accordingly, the Company is defending the action vigorously. Although discovery has been completed, the Company is yet unable to establish the likelihood of an unfavorable outcome or the existence or amount of any potential loss.

     In or about late June 2002, the Company was notified by a letter from the domestic counsel for Foshan Life Sciences Co. Ltd. ("FLSC"), a joint venture comprised of a Florida company and Vamed Medical Instrument Company Limited ("Vamed"), a Chinese company with whom the Company had an agreement to manufacture the Company's EECP Model MC2 system, that FLSC was initiating an arbitration proceeding before the Hong Kong International Arbitration Council ("HKIAC") to recover compensatory and punitive damages in excess of $1,000,000 and injunctive relief based upon claims of breach of the manufacturing agreement, tortious interference and misappropriation of confidential information and trade secrets. Although possessing several substantive defenses to these claims, the Company initially has challenged the HKIAC's right to hear and determine the dispute on the ground that FLSC is neither a legitimate nor recognized party to the manufacturing agreement which provides for such arbitration and, therefore, is not entitled to enforce the same. The Company also has demanded that FLSC deposit with the HKIAC security to cover the Company's costs of arbitration. To date, FLSC has neither responded to the Company's demand for security nor apparently filed a formal statement of claim with the HKIAC.

401(k) Plan

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal 2002, the Company made contributions of approximately $20,000 to match a percentage of employee contributions. No Company contributions were made for the fiscal years ended May 31, 2001 and 2000.

Purchase Commitments

     At May 31, 2002, the Company had outstanding purchase commitments of $324,000 with Foshan Life Sciences Co. Ltd. ("FLSC"), a Chinese company that has assumed the operational activities of Vamed, another Chinese company, for the manufacture of its EECP Model MC2 system. The Company believes that FLSC will be able to meet the Company's future need for this system.

NOTE L - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly operating results for the years ended May 31, 2002 and 2001.

                                                              Three months ended
                     -----------------------------------------------------------------------------------------------------
(in   000s   except
earnings per share        May 31,     Feb. 28,      Nov. 30,     Aug. 31,     May 31,    Feb. 28,    Nov. 30,    Aug. 31,
data)                        2002         2002          2001         2001        2001        2001        2000        2000
-------------------- ------------- ------------ ------------- ------------ ----------- ----------- ----------- -----------

Revenues                   $8,641       $8,019        $8,544       $9,626      $8,741      $7,068      $6,454      $5,245
Gross Profit               $6,083       $5,382        $5,980       $6,847      $6,115      $4,836      $4,765      $3,882
Net Earnings                 $440          $98        $1,005       $1,243      $6,814      $1,785      $1,695      $1,400
Earnings per
  share - basic              $.01         $.00          $.02         $.02        $.12        $.03        $.03        $.02
        - diluted            $.01         $.00          $.02         $.02        $.11        $.03        $.03        $.02
Weighted average
  common shares
  outstanding -
           - basic         57,309       57,281        57,207       57,198      57,068      56,711      56,383      56,129
           - diluted       59,256       59,469        59,364       59,776      60,299      59,891      59,852      59,694


                       Vasomedical, Inc. and Subsidiaries

                 Schedule II Valuation and Qualifying Accounts

-----------------------------------------------------------------------------------------------------------------
Column A                                Column B                Column C              Column D        Column E
-----------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                        ------------------------
                                                          (1)            (2)
                                        Balance at     Charged to     Charged to                     Balance at
                                       beginning of    costs and        other                       end of period
                                         period        expenses       accounts       Deductions
-----------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts (a)
  Year ended May 31, 2002               $545,000        $954,000                     $399,313 (a)     $1,099,687
  Year ended May 31, 2001               $400,000        $325,000                     $180,000 (a)       $545,000
  Year ended May 31, 2000                     $-        $400,000                                        $400,000

Valuation Allowance- Financing
Receivables
  Year ended May 31, 2002                     $-        $718,879                                        $718,879

Reserve for obsolete inventory
  Year ended May 31, 2002               $150,000        $ 30,000                                        $180,000
  Year ended May 31, 2001                     $-        $150,000                                        $150,000

Valuation Allowance  Deferred Tax
Asset
  Year ended May 31, 2002                     $-                                                              $-
  Year ended May 31, 2001            $14,665,000                                  $14,665,000                 $-
  Year ended May 31, 2000            $12,252,000                     $2,413,000                      $14,665,000

Provision for warranty obligations
  Year ended May 31, 2002             $1,055,000        $780,000                     $844,000           $991,000
  Year ended May 31, 2001               $387,000      $1,250,000                     $582,000         $1,055,000
  Year ended May 31, 2000               $496,000        $316,000                     $425,000           $387,000



(a)     accounts receivable written off