Form 10-K/A
period 2002-05-31
VASOMEDICAL INC
filed 2002-09-30
CIK 839087

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

================================================================================

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers as of September 27, 2002 were as follows:

Name                                    Age     Position Held With the Company
-------------------------------         ---     ------------------------------

Abraham E. Cohen (4)(6)                 66      Chairman of the Board
D. Michael Deignan (7)                  58      President, Chief Executive Officer and Director
John C.K. Hui, PhD (6)                  56      Senior Vice President, Chief Technology Officer and Director
Joseph A. Giacalone                     38      Chief Financial Officer
Alexander G. Bearn, MD (3)(7)           79      Director
David S. Blumenthal, MD (3)(7)          52      Director
Photios T. Paulson (1)(2)(3)(6)         63      Director
Kenneth W. Rind, PhD (1)(7)             67      Director
E. Donald Shapiro (1)(2)(3)(5)          79      Director
Anthony Viscusi (1)(2)(3)(5)            69      Director
Forrest R. Whittaker (2)(3)(6)          52      Director
Martin Zeiger (2)(5)                    65      Director
---------------------

(1) Member of the Executive Committee. Our Executive Committee was established to advise the Board of Directors and make recommendations on matters relating to our business and operations.
(2) Member of the Audit Committee. Our Audit Committee is involved in discussions with our independent public accountants with respect to the quarterly and year-end audited financial statements, our internal accounting controls and the professional services furnished by our independent public accountants. Our independent public accountants periodically meet alone with the Audit Committee and have unrestricted access to the committee.
(3) Member of the Compensation Committee. Our Compensation Committee recommends executive compensation and the granting of stock options to key employees. See "Compensation Committee Report on Executive Compensation."
(4) Ex-officio member of all committees
(5) Member of Class I, to serve until the 2002 annual meeting of stockholders
(6) Member of Class II, to serve until the 2003 annual meeting of stockholders
(7) Member of Class III, to serve until the 2004 annual meeting of stockholders

Principal Occupations of Directors

     Alexander G. Bearn, MD has been a director since November 1994. Dr. Bearn is a physician, scientist and author who has had distinguished careers in academe and industry. From 1997 through his retirement in 2001, Dr. Bearn was the Executive Officer of the American Philosophical Society. Since 1966, Dr. Bearn has also been an adjunct professor at Rockefeller University. He has also held positions as Chairman of the Department of Medicine of Cornell University Medical College and Senior Vice President of Medical and Scientific Affairs at Merck International. He serves on several boards, including the Board of Trustees of Rockefeller University, the Macy Foundation and the Howard Hughes Medical Institute.

     David S. Blumenthal, MD has been a director since June 1994. Dr. Blumenthal has been a practicing cardiologist in the State of New York since 1981 and is a Clinical Professor of Medicine at the Weill Cornell Medical College.

     Abraham E. Cohen has been Chairman of the Board since June 1994 and a director since June 1993, and is presently an independent consultant. He retired in 1992 as Senior Vice President of Merck & Co., Inc., a position he was elected in 1985. From 1979 to 1989, Mr. Cohen was also President of Merck Sharp & Dohme International, a division of Merck & Co., Inc. Mr. Cohen is a director of the following public companies: Akzo Nobel Nv., Axonyx Inc., Chugai Pharmaceutical Co., Ltd., Neurobiological Technologies, Inc. and Teva Pharmaceutical Industries, Ltd.

     D. Michael Deignan has been President, Chief Executive Officer and director since his employment in January 2000. Mr. Deignan was President and CEO of Medical Sterilization Inc. (now known as SSI Surgical Services, Inc.) from September 1995 to January 1999 and President and CEO of Tonometrics, Inc. from January 1993 to March 1995. Prior to 1993, Mr. Deignan held various executive positions at C.R. Bard, G.D. Searle and Baxter Healthcare International. Mr. Deignan is a director of SSI Surgical Services, Inc.

     John C.K. Hui, PhD, the Company's Chief Technology Officer, has been a director and Senior Vice President since February 1995. Dr. Hui has been an Assistant Professor in the Department of Surgery at the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was president of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by us in January 1995.

     Photios T. Paulson has been a director since April 2000. Mr. Paulson is an advisor to the health care industry and has been Vice President of bioMerieux N.A. since 1995. Between 1990 and 1995, Mr. Paulson was Chairman of bioMerieux N.A. Inc. Between 1987 and 1990, he was Senior Advisor , Health Care Industry, for Prudential Securities. Mr. Paulson previously held senior positions with Becton Dickinson and Company through 1987. Mr. Paulson is a director of bioMerieux N.A. Inc. and Silliker Inc.

     Kenneth W. Rind, PhD has been a director since February 1995. Dr. Rind has been Chairman of Oxford Venture Corporation, an independent venture capital company, since 1981 and in 1998 was a founding General Partner of Israel Infinity Venture Capital Fund. Previously, he was responsible for acquisitions and venture capital investments at Xerox Development Corporation and in charge of technology investment banking at Oppenheimer & Co., Inc. (now CIBC). He is a director of several private companies.

     E. Donald Shapiro has been a director since June 1993, Vice Chairman of the Company since January 2000 and is presently Dean Emeritus and Professor of The New York Law School. Mr. Shapiro is formerly the Joseph Solomon Distinguished Professor of Law and is a former Dean of The New York Law School, as well as a Supernumerary Fellow of St. Cross College at Oxford University, England. He has authored numerous books and articles in the field of medicine and law and is a recipient of honors and awards both in the United States and overseas. Mr. Shapiro is a director of the following public companies: Loral Space and Communications, Inc., Kramont Realty Trust and Frequency Electronics, Inc.

     Anthony Viscusi has been a director since June 1994 and was our President and Chief Executive Officer from June 1994 through his retirement in January 2000. Mr. Viscusi was Senior Vice President, Worldwide Marketing for the AgVet division of Merck & Co., Inc. from 1987 to 1993. In 1961, Mr. Viscusi joined the international human health division of Merck, in which he spent most of his career in various general management positions, after having taught at Columbia, Wesleyan and Princeton universities.

     Forrest R. Whittaker has been a director since April 2000. Mr. Whittaker has been President of the Respiratory Group of Tyco Healthcare since June 2000. Prior thereto, Mr. Whittaker was President and CEO of Paidos Health Management Services, Inc. between 1993 and 2000 and President of Baxter Healthcare Corporation's V. Mueller Division from 1989 through 1993.

     Martin Zeiger has been a director since October 2001. Mr. Zeiger has been Senior Vice President of Strategic Business Development for Barr Laboratories, a drug manufacturer, since 1999. From 1987 through 1999, Mr. Zeiger was Vice President and General Counsel for Rugby Laboratories, which was ultimately acquired by Hoechst in 1995. Mr. Zeiger is a member of the Heritage Board of Directors of the American Heart Association in New York and a founding director of the Larry King Cardiac Foundation.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission
(the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. Based solely upon our review of the copies of the forms it has received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2002.

ITEM ELEVEN - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers other than the Chief Executive Officer (the "named executive officers") for the fiscal years ended May 31, 2002, 2001, and 2000.

                                                                            Long Term  Compensation
                                                                    ---------------------------------------
                                     Annual Compensation                    Awards               Payouts
                                     ---------------------------------------------               -------
                                                       Other       Restricted  Shares Covered   Long Term
Name and                                               Annual            Stock  By Option     Incentive Plan   All Other
Principal Position      Year     Salary    Bonus    Compensation (1)     Awards  Grants          Payout      Compensation(3)
------------------      ----     ------    -----    ---------------      ------  ------          ------      ---------------
D. Michael Deignan (2)  2002    $240,000         -            -              -   200,000              -         $10,626
President & CEO         2001    $240,000  $125,000            -              -         -              -          $4,311
                        2000     $75,000         -            -              -   650,000              -          $1,126

John C.K. Hui           2002    $143,333         -            -              -    50,000              -         $14,503
Senior VP/CTO           2001    $140,000   $37,485            -              -         -              -         $11,815
                        2000    $140,000         -     $489,000              -         -              -         $10,344

Joseph A. Giacalone     2002    $134,287         -            -              -    50,000              -         $11,061
CFO/Secretary           2001    $127,355   $34,840            -              -         -              -         $10,107
                        2000    $113,596         -   $1,432,500              -    70,000              -         $10,367

     (1) Represents the difference between the closing price of our common stock and the exercise price of the options on the date of exercise multiplied by the number of shares acquired upon exercise. The calculation does not reflect the effects of any income taxes that may be due on the value realized.
     (2) The Board of Directors appointed D. Michael Deignan as President and Chief Executive Officer in January 2000.
     (3) Represents premiums paid on medical, dental, life and disability group benefit plans.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth the number of options granted to our named executive officers during the fiscal year ended May 31, 2002.

                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rates of Stock
                                                                                Price Appreciation
                                        Individual Grants                       for Option Term
                        ------------------------------------------------------------------------------
                        Total Number
                        of Securities   % of Total
                        Underlying      Options/SARs    Exercise
                        Options/SARs    to Employees    Price        Expiration
Name                    Granted (#)     in Fiscal Year  ($/share)       Date       5%         10%
----                    ------------    --------------  ---------    ----------    --         ---
D. Michael Deignan      200,000 (1)          18%          $3.96        7/10/11   $498,085   $1,262,244
John C.K. Hui            50,000 (1)           5%          $3.96        7/10/11   $124,521     $315,561
Joseph A. Giacalone      50,000 (1)           5%          $3.96        7/10/11   $124,521     $315,561

     (1) Represents ten-year, non-qualified stock options under the 1999 Stock Option Plan that vest equally over three years commencing July 11, 2002. Such vesting is contingent upon continued employment or service with us.

Aggregated Option/SAR Exercises in Last Fiscal Year and F/Y-End Option Values

     The following table sets forth information for each of the named executive officers with respect to the value of options or warrants exercised during the fiscal year ended May 31, 2002 and the value of outstanding and unexercised options or warrants held as of May 31, 2002, based upon the market value of the common stock of $1.78 per share on that date.

                                                                                 Value of  Unexercised
                                                       Number of Options at      In-the-Money  Options
                    Shares Acquired      Value           Fiscal Year End         at Fiscal Year End (2)
Name                on Exercise (#)    Realized (1)  Exercisable Unexercisable  Exercisable  Unexercisable
----                ---------------    ------------  ----------- -------------  ------------ -------------

D. Michael Deignan           -             -           366,667     133,333      $140,313        $252,563
John C.K. Hui                -             -           611,667      33,333       $63,350        $      -
Joseph A. Giacalone          -             -           290,833      56,667       $86,417        $ 11,533

(1) Represents the difference between the closing price of the common stock and the exercise price of the options on the date of exercise multiplied by the number of shares acquired upon exercise. The calculation does not reflect the effects of any income taxes that may be due on the value realized.
(2) Represents the difference between the closing market price of the common stock at May 31, 2002 of $1.78 per share and the exercise price per share multiplied by the number of in-the-money options at May 31, 2002.

Employment Agreements

     We maintain employment agreements with Mr. Deignan, expiring November 30, 2003 (unless automatically renewed for additional one-year periods through November 2005), and with Dr. Hui, expiring January 31, 2005. The employment agreements provide, among other things, that in the event there is a change in our control, as defined therein, or in any person directly or indirectly controlling us, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination or upon any other termination of such employment in breach of the agreement, the employee has the right to receive as a lump-sum payment certain compensation remaining to be paid for the balance of the term of the agreement.

1995 Stock Option Plan

     In May 1995, our stockholders approved the 1995 Stock Option Plan for our officers and employees, for which we reserved an aggregate of 1,500,000 shares of common stock. In December 1997, our Board of Directors terminated the 1995 Stock Option Plan. At May 31, 2002, 972,000 options had been granted, of which 581,000 are outstanding under the 1995 Option Plan.

Outside Director Stock Option Plan

     In May 1995, our stockholders approved an Outside Director Stock Option Plan for our non-employee directors, for which we reserved an aggregate of 300,000 shares of common stock. On June 1, 1997, 1996 and 1995, options to purchase an aggregate of 39,550 shares, 31,675 shares, and 77,418 shares of common stock, respectively, at $1.77, $2.21, and $.78 per share, respectively, were granted to outside directors. In December 1997, our Board of Directors terminated the Outside Director Stock Option Plan. At May 31, 2002, 97,962 options are outstanding under the Outside Director Stock Option Plan.

1997 Stock Option Plan

     In December 1997, our stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for our officers, directors, employees and consultants, for which we have reserved, as amended, an aggregate of 2,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expires August 6, 2007. At May 31, 2002, 2,650,832 options had been granted, of which 1,624,194 are outstanding under the 1997 Plan.

1999 Stock Option Plan

     In July 1999, our Board of Directors authorized the 1999 Stock Option Plan (the "1999 Plan") for our officers, directors, employees and consultants, for which we have reserved, as amended, an aggregate of 35,000,000 shares of common stock. The 1999 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expires July 12, 2009. At May 31, 2002, 3,122,100 options had been granted, of which 2,889,767 are outstanding under the 1999 Plan.

Shareholder Rights Plan

     In March 1995, our Board of Directors approved a Shareholder Rights Plan, under which a dividend distribution of one Right for each outstanding share of our common stock is authorized. Each Right will entitle stockholders of record on May 9, 1995 to purchase one-half share of Common Stock at a 50% discount to market price if a person or group acquires 20% or more of our outstanding stock. At present, we are not aware of any such person or group seeking to acquire 20% or more of our outstanding common stock.

Director's Compensation

     It has been our policy to grant fees of $1,500 per meeting to each outside director who attends a regularly scheduled or special meeting of its Board of Directors. Messrs. Cohen, Shapiro and Viscusi do not receive per- meeting fees but monthly fees of $2,500. Fees for committee meetings are $1,000 per meeting if the meeting is held on a different day than the Board Meeting. In addition, we reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

        Our compensation structure for outside directors, as revised in October 2001, provides for the issuance of:

-- a one-time grant of 50,000 non-qualified stock options to outside directors issued on the date of their initial appointment to our Board of Directors at the closing price on the issue date and vesting in three equal annual increments commencing on the first anniversary of the grant and contingent upon their continued service on our Board; and
-- an automatic annual grant of 15,000 non-qualified stock options to outside directors issued on the date of our Annual Meeting of Stockholders at the closing price on the issue date and vesting in three equal annual increments commencing on the first anniversary of the grant and contingent upon their continued service on our Board.

Limitation on Liability of Officers and Directors

     We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.


Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, our Compensation Committee consisted of Messrs. Bearn, Blumenthal, Paulson, Shapiro, Viscusi, Whittaker and Cohen (ex-officio). None of these persons were our officers or employees during fiscal 2002 or, except as otherwise disclosed, had any relationship requiring disclosure in this Proxy Statement.

     In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the caption "Compensation Committee Report on Executive Compensation" will not be deemed to be filed or to be proxy-soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation of our executive officers is generally determined by the Compensation Committee of our Board of Directors, subject to applicable employment agreements. Each member of the Compensation Committee is a director who is not our employee or any of our affiliates. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2002 is furnished by the directors who comprised the Compensation Committee during fiscal 2002.

General Policies

     Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives and thereby increase shareholder value. It is our policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, our executive compensation program includes a competitive base salary, cash incentive bonuses and stock-based compensation.

     Stock options are granted to employees, including our executive officers, by the Compensation Committee under our 1999 Stock Option Plan. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing us from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant, have a maximum term of ten years and generally become exercisable, in whole or in part, starting one year from the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

     From time to time, the Compensation Committee intends to utilize the services of independent consultants to perform analyses and to make recommendations to the Committee relative to executive compensation matters. No compensation consultant has so far been retained.

Relationship of Compensation to Performance and Compensation of Chief Executive Officer

     The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

     In November 2000, the Board of Directors amended the employment agreement with D. Michael Deignan, President and CEO, providing for automatic one-year term extensions through November 2005, subject to termination by the Board upon written notice 90 days prior to the annual anniversary date. In addition, the amended agreement provided for annual compensation of $240,000. Mr. Deignan's employment agreement provides, among other things, that in the event there is a change in our control, as defined therein, or in any person directly or indirectly controlling us, as also defined therein, Mr. Deignan has the option, exercisable within six months of becoming aware of such event, to terminate his employment agreement. Upon such termination, he has the right to receive, as a lump-sum payment, certain compensation remaining to be paid for the balance of the term of the agreement. In addition, in the event of a change in our control, all stock options previously granted to Mr. Deignan would become fully vested and immediately exercisable.

        Our Compensation Committee:
Alexander G. Bearn   David S. Blumenthal           Abraham E. Cohen (ex-officio)
Photios T. Paulson   E. Donald Shapiro, Chairman   Anthony Viscusi
Forrest R. Whittaker

                               PERFORMANCE GRAPH

        The following graph sets forth the cumulative total return* to the Company's stockholders during the five-year period ended May 31, 2002 as well as an overall stock market index (NASDAQ Stock Market Index) and the Company's peer group index (S&P Health Care Equipment):

                       COMPARISON OF 5 YEAR TOTAL RETURN*
          AMONG VASOMEDICAL, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE S & P HEALTH CARE EQUIPMENT INDEX

                                            Cumulative Total Return *
                                            -----------------------
                                5/31/97 5/31/98 5/31/99 5/31/00 5/31/01 5/31/02
                                ------------------------------------------------
Vasomedical, Inc.               100.00   92.59   75.92   237.04  233.48  105.48
NASDAQ Stock Market (US)        100.00  126.81  179.03   245.44  152.33  117.16
S&P Health Care Equipment Index 100.00  130.98  162.28   181.02  178.28  193.71

* $100 invested on 5/31/97 in stock or index-including reinvestment of dividends. Fiscal year ending May 31.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following information, including stock ownership, is submitted with respect to our directors, each executive officer named in the "Summary Compensation Table," for all executive officers and directors as a group, and, based solely on filings with the Securities and Exchange Commission, except as otherwise indicated, for each holder of more than five percent of our common stock as of September 27, 2002.

                                                Common Stock                    % of Outstanding
Name of Beneficial Owner                        Beneficially Owned (1)(2)(3)         Shares
------------------------                        ----------------------------    ----------------

Alexander G. Bearn, MD (8)(9)(10)(16)(24)(29)            85,175 shs.                   *
180 Linden Avenue, Westbury, NY 11590

David S. Blumenthal, MD (5)(9)(10)(15)(24)(29)          123,078 shs.                   *
407 East 70th Street, New York, NY 10021

Abraham E. Cohen (5)(8)(9)(11)(12)(24)(29)              693,078 shs.                  1.20%
444 Madison Avenue, New York, NY 10022

D. Michael Deignan (22)(25)(27)                         393,085 shs.                   *
180 Linden Avenue, Westbury, NY 11590

Joseph A. Giacalone (7)(13)(19)(20)(26)(28)             482,028 shs.                   *
180 Linden Avenue, Westbury, NY 11590

John C. K. Hui, PhD (6)(13)(17)(28)                   1,400,989 shs.                  2.41%
180 Linden Avenue, Westbury, NY 11590

Photios T. Paulson (23)(24)(29)(31)                      41,667 shs.                   *
615 Franklin Turnpike, Ridgewood, NJ 07450

Kenneth W. Rind, PhD (5)(8)(9)(10)(24)(29)              388,078 shs.                   *
750 Lexington Avenue, New York, NY 10022

E. Donald Shapiro (24)(29)                              611,428 shs.                  1.06%
180 Linden Avenue, Westbury, NY 11590

Anthony Viscusi (4)(6)(14)(18)(21)(24)(29)            1,620,000 shs.                  2.78%
380 Lexington Avenue, Suite 1700, New York, NY 10168

Forrest R. Whittaker (23)(24)(29)(31)                    41,667 shs.                   *
4280 Hacienda Drive, Pleasanton, CA 94588

Martin Zeiger (30)                                       16,667 shs.                   *
2 Quaker Road, Pomona, NY 10970

Directors and executive officers
  as a group (12 persons)                             5,896,940 shs.                  9.78%
----------

*       Less than 1% of the Company's Common Stock

(1) No officer or director owns more than one percent of the issued and outstanding Common Stock of the Company unless otherwise indicated.
(2)  Ownership represents sole voting and investment power.

(3) Includes Common Stock issuable under stock options and warrants that are exercisable within 60 days.


(4) Includes warrants to purchase 250,000 shares of Common Stock at $.45 per share expiring in June 2003.
(5) Includes currently exercisable options to purchase 12,903 shares of Common Stock at $.775 per share expiring in May 2005 granted pursuant to the Outside Director Stock Option Plan.
(6) Includes options to purchase 150,000 shares of Common Stock at $3.4375 per share expiring in May 2006.
(7) Includes options to purchase 105,000 shares of Common Stock at $3.4375 per share expiring in May 2006.
(8) Includes currently exercisable options to purchase 4,525 shares of Common Stock at $2.21 per share expiring in May 2006 granted pursuant to the Outside Director Stock Option Plan.
(9) Includes currently exercisable options to purchase 5,650 shares of Common Stock at $1.77 per share expiring in May 2007 granted pursuant to the Outside Director Stock Option Plan.
(10) Includes currently exercisable options to purchase 10,000 shares of Common Stock at $.875 per share expiring in January 2009 granted pursuant to the 1997 Stock Option Plan.
(11) Includes currently exercisable options to purchase 350,000 shares of Common Stock at $.875 per share expiring in January 2004 granted pursuant to the 1997 Stock Option Plan.
(12) Includes currently exercisable options to purchase 40,000 shares of Common Stock at $.875 per share expiring in January 2009 granted pursuant to the 1997 Stock Option Plan.
(13) Includes currently exercisable options to purchase 70,000 shares of Common Stock at $.875 per share expiring in January 2009 granted pursuant to the 1997 Stock Option Plan.
(14) Includes currently exercisable options to purchase 140,000 shares of Common Stock at $.875 per share expiring in January 2009 granted pursuant to the 1997 Stock Option Plan.
(15) Includes currently exercisable options to purchase 18,525 shares of Common Stock at $1.90625 per share expiring in March 2008 granted pursuant to the 1997 Stock Option Plan.
(16) Includes currently exercisable options to purchase 50,000 shares of Common Stock at $1.90625 per share expiring in March 2008 granted pursuant to the 1997 Stock Option Plan.
(17) Includes currently exercisable options to purchase 375,000 shares of Common Stock at $1.90625 per share expiring in March 2008 granted pursuant to the 1997 Stock Option Plan.
(18) Includes currently exercisable options to purchase 100,000 shares of Common Stock at $1.90625 per share expiring in March 2008 granted pursuant to the 1997 Stock Option Plan.
(19) Includes currently exercisable options to purchase 52,500 shares of Common Stock at $1.90625 per share expiring in March 2008 granted pursuant to the 1997 Stock Option Plan.
(20) Includes currently exercisable options to purchase 10,000 shares of Common Stock at $1.6875 per share expiring in July 2009 granted pursuant to the 1999 Stock Option Plan.
(21) Includes currently exercisable options to purchase 100,000 shares of Common Stock at $1.6875 per share expiring in July 2009 granted pursuant to the 1999 Stock Option Plan.
(22) Includes currently exercisable options to purchase 50,000 shares of Common Stock at $5.15 per share expiring in March 2010 granted pursuant to the 1999 Stock Option Plan.
(23) Includes currently exercisable options to purchase 15,000 shares of Common Stock at $3.94 per share expiring in April 2010 granted pursuant to the 1999 Stock Option Plan.
(24) Includes currently exercisable options to purchase 10,000 shares of Common Stock at $3.88 per share expiring in October 2010 granted pursuant to the 1999 Stock Option Plan.
(25) Includes currently exercisable options to purchase 250,000 shares of Common Stock at $1.22 per share expiring in January 2010 granted pursuant to the 1999 Stock Option Plan.
(26) Includes currently exercisable options to purchase 40,000 shares of Common Stock at $1.22 per share expiring in January 2010 granted pursuant to the 1999 Stock Option Plan.
(27) Includes currently exercisable options to purchase 66,667 shares of Common Stock at $3.96 per share expiring in July 2011 granted pursuant to the 1999 Stock Option Plan.
(28) Includes currently exercisable options to purchase 16,667 shares of Common Stock at $3.96 per share expiring in July 2011 granted pursuant to the 1999 Stock Option Plan.
(29) Includes currently exercisable options to purchase 5,000 shares of Common Stock at $3.13 per share expiring in October 2011 granted pursuant to the 1999 Stock Option Plan.
(30) Includes currently exercisable options to purchase 16,667 shares of Common Stock at $3.13 per share expiring in October 2011 granted pursuant to the 1999 Stock Option Plan.
(31) Includes currently exercisable options to purchase 6,667 shares of Common Stock at $3.13 per share expiring in October 2011 granted pursuant to the 1999 Stock Option Plan.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has no transactions to report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the thirtieth day of September, 2002.

                           VASOMEDICAL, INC.

                           By: /s/ D. Michael Deignan
                           -----------------------------------------------
                           D. Michael Deignan
                           President, Chief Executive Officer and Director
                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 30, 2002 by the following persons in the capacities indicated:

_______________________     Director
Alexander G. Bearn

/s/ David S. Blumenthal     Director
David S. Blumenthal

/s/ Abraham E. Cohen        Chairman of the Board
Abraham E. Cohen

/s/ D. Michael Deignan      President, Chief Executive Officer and Director
D. Michael Deignan          (Principal Executive Officer)

/s/ Joseph A. Giacalone     Chief Financial Officer (Principal Financial and
Joseph A. Giacalone         Accounting Officer)


/s/ John C.K. Hui           Senior Vice President, Chief Technology Officer and
John C.K. Hui               Director

/s/ Photios T. Paulson      Director
Photios T. Paulson

/s/ Kenneth W. Rind         Director
Kenneth W. Rind

/s/ E. Donald Shapiro       Director
E. Donald Shapiro

/s/ Anthony Viscusi         Director
Anthony Viscusi

/s/ Forrest R. Whittaker    Director
Forrest R. Whittaker

/s/ Martin Zeiger           Director
Martin Zeiger