Form 10-Q
period 2002-08-31
VASOMEDICAL INC
filed 2002-10-21
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended August 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________ to ______________

Commission File Number: 0-18105

                               VASOMEDICAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                     11-2871434
-------------------------------------------------------------------------------
(State or other jurisdiction of    .       (IRS Employer Identification Number)
 incorporation or organization)

                   180 Linden Ave., Westbury, New York 11590
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 18, 2002              57,559,120


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited)                     Page
                                                                ----

    Consolidated Condensed Balance Sheets as of
    August 31, 2002 and May 31, 2002                               3

    Consolidated Condensed Statements of Earnings for the
    Three Months Ended August 31, 2002 and 2001                    4

    Consolidated Condensed Statement of Changes in Stockholders'
    Equity for the Period from June 1, 2002 to August 31, 2002     5

    Consolidated Condensed Statements of Cash Flows for the
    Three Months Ended August 31, 2002 and 2001                    6


    Notes to Consolidated Condensed Financial Statements           7

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10

PART II - OTHER INFORMATION                                       15

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        August 31,      May 31,
                                                                           2002           2002
                                                                        ----------     --------
                                                                       (unaudited)    (audited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $ 2,488,924    $ 2,967,627
   Accounts receivable, net of an allowance for doubtful accounts of
     $1,322,372 at August 31, 2002 and $1,099,687 at May 31, 2002        9,987,321     12,682,725
   Inventories                                                           5,192,024      4,902,121
   Deferred income taxes                                                   877,000      3,033,000
   Financing receivables, net                                              172,250        633,786
   Other current assets                                                    891,969        627,243
                                                                       -----------    -----------
     Total current assets                                               19,609,488     24,846,502

PROPERTY AND EQUIPMENT, net                                              3,163,360      3,252,030
FINANCING RECEIVABLES, net                                                 798,311      2,941,587
NOTES RECEIVABLE                                                                 -        512,329
DEFERRED INCOME TAXES                                                   13,069,000      9,658,000
OTHER ASSETS                                                               363,737        207,810
                                                                       -----------    -----------
                                                                       $37,003,896    $41,418,258
                                                                       ===========    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                $3,156,665     $3,645,846
   Current maturities of long-term debt and notes payable                1,047,258      1,046,445
   Sales tax payable                                                       679,160        732,362
   Deferred revenues                                                       372,016        272,000
   Accrued warranty and customer support expenses                          526,417        588,334
   Accrued professional fees                                               316,568        362,083
   Accrued commissions                                                     767,814        973,998
                                                                       -----------    -----------
     Total current liabilities                                           6,865,898      7,621,068

LONG-TERM DEBT                                                           1,060,593      1,072,716
ACCRUED WARRANTY COSTS                                                     369,583        402,666
DEFERRED REVENUES                                                          814,434        719,204
OTHER LIABILITIES                                                          400,000              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     none issued and outstanding                                                 -              -
   Common stock, $.001 par value; 110,000,000 shares authorized;
     57,559,120 and 57,309,120 shares at August 31, 2002 and
     May 31, 2002, respectively, issued and outstanding                     57,559         57,309
   Additional paid-in capital                                           50,240,960     50,116,148
   Accumulated deficit                                                 (22,805,131)   (18,570,853)
                                                                       -----------    -----------
     Total stockholders' equity                                         27,493,388     31,602,604
                                                                       -----------    -----------
                                                                       $37,003,896    $41,418,258
                                                                       ===========    ===========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                      Three months ended
                                                           August 31,
                                                    -----------------------
                                                    2002               2001
                                                    ----               ----
Revenues
  Equipment sales                               $ 4,204,509        $ 7,431,536
  Equipment rentals and services                    334,661            365,140
  Equipment sold under sales-type leases                  -          1,829,561
                                                -----------        -----------
                                                  4,539,170          9,626,237
Cost of sales and services                        1,959,352          2,779,108
                                                -----------        -----------
  Gross Profit                                    2,579,818          6,847,129

Expenses
  Selling, general and administrative             3,686,896          3,634,952
  Research and development                        1,190,986          1,149,880
  Provision for doubtful accounts                 3,248,874             99,000
  Interest and financing costs                       48,852             20,229
  Interest and other income, net                    (76,490)           (26,492)
                                                -----------        -----------
                                                  8,099,118          4,877,569
                                                -----------        -----------
  EARNINGS (LOSS) BEFORE
    INCOME TAXES                                 (5,519,300)         1,969,560
  Income tax (expense) benefit, net               1,285,022           (726,802)
                                                -----------        -----------

  NET EARNINGS (LOSS)                           $(4,234,278)        $1,242,758
                                                ===========        ===========

Net earnings (loss) per common share
  - basic                                            $(.07)               $.02
                                                     =====                ====
  - diluted                                          $(.07)               $.02
                                                     =====                ====
Weighted average common shares
  outstanding          - basic                   57,477,598         57,198,388
                                                ===========        ===========
                       - diluted                 57,477,598         59,775,522
                                                ===========        ===========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                                                Total
                                                                  Additional                    stock-
                                          Common Stock             paid-in      Accumulated     holders'
                                             Shares      Amount    capital       deficit        equity
                                          ------------   ------   -----------   ------------    -------


Balance at June 1, 2002                  57,309,120     $57,309  $50,116,148   $(18,570,853)  $31,602,604
Exercise of warrants                        250,000         250      112,250                      112,500
Stock options granted for services                                    12,562                       12,562
Net loss                                                                         (4,234,278)   (4,234,278)
                                         ----------     -------  -----------   ------------   -----------
Balance at August 31, 2002               57,559,120     $57,559  $50,240,960   $(22,805,131)  $27,493,388
                                         ==========     =======  ===========   ============   ===========

    The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Three months ended
                                                                        August 31,
                                                                 ---------------------
                                                                 2002             2001
                                                                 ----             ----
Cash flows from operating activities
  Net earnings (loss)                                       $(4,234,278)      $1,242,758
                                                            -----------       ----------
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities
    Depreciation and amortization                               286,968          225,378
    Provision for doubtful accounts, net of write-offs        3,248,874           99,000
    Deferred income taxes                                    (1,255,000)         670,000
    Stock options granted for services                           12,562           15,000
     Changes in operating assets and liabilities
        Accounts receivable                                   2,472,719         (655,177)
        Financing receivables, net                               90,952       (1,829,561)
        Inventories                                            (438,108)      (2,011,209)
        Other current assets                                   (264,726)        (320,259)
        Other assets                                           (161,531)         (12,843)
        Accounts payable, accrued expenses and other
           current liabilities                                 (755,983)       1,205,796
        Other liabilities                                       462,147           16,195
                                                            -----------       ----------
                                                              3,698,874       (2,597,680)
                                                            -----------       ----------
     Net cash used in operating activities                     (535,404)      (1,354,922)
                                                            -----------       ----------

Cash flows from investing activities
  Purchase of property and equipment                            (44,489)         (95,042)
                                                            -----------       ----------
     Net cash used in investing activities                      (44,489)         (95,042)
                                                            -----------       ----------
Cash flows from financing activities
  Payments on notes                                             (11,310)               -
  Proceeds from exercise of options and warrants                112,500           31,200
                                                            -----------       ----------
     Net cash provided by financing activities                  101,190           31,200
                                                            -----------       ----------
      NET DECREASE IN CASH AND CASH EQUIVALENTS                (478,703)      (1,418,764)
Cash and cash equivalents - beginning of period               2,967,627        3,785,456
                                                            -----------       ----------
Cash and cash equivalents - end of period                    $2,488,924       $2,366,692
                                                            ===========       ==========

Non-cash investing and financing activities were
   as follows:
Inventories transferred to property and equipment,
   attributable to operating leases - net                      $148,205         $235,788



   The accompanying notes are in integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 2002
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 2002 and the related consolidated condensed statements of earnings for the three-month periods ended August 31, 2002 and 2001, changes in stockholders' equity for the three-month period ended August 31, 2002 and cash flows for the three-month periods ended August 31, 2002 and 2001 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2002. Results of operations for the periods ended August 31, 2002 and 2001 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules were effective for the Company on June 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

NOTE C - INVENTORIES

                                                  August 31,         May 31,
                                                     2002             2002
                                                  ----------       ---------
   Inventories consist of the following:
       Raw materials                              $2,461,692      $2,661,303
       Work in progress                              397,832         547,818
       Finished goods                              2,332,500       1,693,000
                                                  ----------      ----------
                                                  $5,192,024      $4,902,121
                                                  ==========      ==========

NOTE D - FINANCING RECEIVABLES

     The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the twelve months ended August 31:

        2003                                     $  268,383
        2004                                        817,907
        2005                                        393,941
                                                 ----------
        Total minimum lease payments              1,480,231
        Less estimated executory costs              (64,808)
                                                 ----------
        Net minimum lease payments                1,415,423
        Less interest                              (199,037)
                                                 ----------
        Present value of minimum lease payments   1,216,386
        Less valuation allowance                   (245,825)
                                                 ----------
        Net financing receivables                   970,561
        Less current portion                       (172,250)
                                                 ----------
        Long-term portion                        $  798,311
                                                 ==========

     The annual minimum lease payments are subject to adjustments based on usage of the leased units in accordance with the provisions of the lease agreements.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 2002
                                  (unaudited)

NOTE E - RECEIVABLES FROM A MAJOR CUSTOMER

     Under a multi-year sales contract, the Company sold equipment (EECP units) to a customer engaged in establishing a national network of EECP centers under sales-type leases aggregating revenues of $3,160,792 in fiscal 2002. No additional equipment was sold to this customer during the quarter ended August 31, 2002. At August 31, 2002, financing receivables of approximately $2,558,000 from these sales-type lease transactions with this customer are outstanding. In addition, in March 2002, the Company provided a $500,000 unsecured loan to this customer. This financing was part of an aggregate $3.2 million credit facility, subject to certain conditions, executed by the customer with the Company and an unaffiliated lender in January 2002, under which the Company has no further financing obligation. The customer issued two notes to the Company of $250,000 each in connection with two EECP centers that bear interest at 18% per annum and mature in September 2005. Payments of principal and interest under these notes will commence in April 2003 in varying amounts determined by a formula based upon cash generated, as defined in the loan agreement. In connection with this financing, the customer issued to the Company a warrant to purchase 52,620 of its common shares at $2.20 per share expiring in January 2007. The warrant contains a repurchase option for a 30-day period beginning December 1, 2006 (assuming no earlier liquidity event has taken place, as defined) that allows the Company, at its option, to require the customer to redeem the warrant for $249,945. The warrant value is collateralized by a subordinated security interest in the customer's accounts receivable.

     In late August 2002, this customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. Subsequently, the Company was notified by this customer of recent circumstances that preclude their ability to remain current under their financing obligations to the Company. Based on their situation, for which the customer is attempting to remedy through a recapitalization, significant uncertainties exist in connection with the ongoing viability of their business. Accordingly, management has decided to write-off, in full, all funds due from this customer as of August 31, 2002 which aggregate approximately $3,000,000. Future collections of these receivables, if any, will be treated as a recovery of uncollectable accounts.

NOTE F - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over a fifteen-year term and are secured by the building. At August 31, 2002, $1,107,851 remains outstanding in connection with these notes.

     The Company maintains a secured revolving credit line with a bank. The credit line, as amended in October 2002, provides for borrowings up to $5,000,000 ($2,000,000, at anytime that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points (3.82% at August 31, 2002). At August 31, 2002, approximately $2,000,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain covenants, including, among others, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. At August 31, 2002, the Company did not meet the minimum requirements of certain financial covenants but has received a waiver from its bank for the first quarter. As noted above, the covenants contained in the amended credit agreement have been revised. Management expects that the Company will be in compliance with the revised covenants.

NOTE G - STOCKHOLDERS' EQUITY

     In the first quarter of fiscal 2003, the Board of Directors granted stock options under the 1999 Stock Option Plan to an employee to purchase 30,000 shares of common stock at an exercise price of $1.67 per share (which represented the fair market value of the underlying common stock at the time of the respective grant).

     In the first quarter of fiscal 2003, warrants to purchase 250,000 shares of common stock were exercised, aggregating $112,500 in proceeds to the Company.

                       Vasomedical, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 2002
                                  (unaudited)

NOTE H - EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 5,765,000 and 1,367,000 shares of common stock were excluded from the computation of diluted earnings per share as of August 31, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                             Three months ended August 31,
                                             -----------------------------
                                                  2002          2001
                                                  ----          ----
Numerator:
   Basic and diluted earnings (loss)          $(4,234,278)  $  1,242,758
                                              ===========    ===========
Denominator:
   Basic - weighted average shares             57,477,598     57,198,388
           Stock options                                -      1,919,061
           Warrants                                     -        658,073
                                              -----------    -----------
   Diluted - weighted  average  shares         57,477,598     59,775,522
                                              ===========    ===========
Earnings (loss) per share - basic                   $(.07)          $.02
                                                    =====          =====
                          - diluted                 $(.07)          $.02
                                                    =====          =====

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation
----------

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. In October 2002, the Company decided to settle this matter for $600,000 through the execution of an agreement that enables the Company to satisfy this obligation over a four-year period ($200,000 in fiscal 2003, $133,000 each in fiscal years 2004 and 2005 and $134,000 in fiscal 2006).
Accordingly, the Company has recorded a $600,000 charge to operations in the three-month period ended August 31, 2002.

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

Purchase Commitments
--------------------

     At August 31, 2002, the Company had outstanding purchase commitments of $162,000 with FLSC, a Chinese company that has assumed the operational activities of Vamed, another Chinese company, for the manufacture of its EECP Model MC2 system. The Company believes that FLSC will be able to meet the Company's future need for this system.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 31, 2002 and August 31, 2001

     The Company generated revenues from the sale and lease of EECP(R) systems of $4,539,000 and $9,626,000 for the three months ended August 31, 2002 and 2001, respectively, representing a 53% decrease. The decrease in revenues for the three months ended August 31, 2002 as compared to August 31, 2001 is a result of the following:

     (1) The Company's prior-year quarterly revenues were favorably impacted by $1,800,000 resulting from the shipment of sixteen EECP units under sales-type leases. There was no equipment sold under sales-type leases in the current quarterly period and the Company does not expect fiscal 2003 revenues from sales-type leases to approach fiscal 2002 levels. The Company offered equipment under sales-type leases only to select customers in the past, based upon, among other things, the customers' credit history with the Company.

     (2) At August 31, 2002, the Company had received approximately $3,100,000 in sales orders for EECP systems from domestic and international customers which, due to certain customer constraints (principally the temporary unavailability of space or personnel) as well as the present regulatory status of the EECP Model TS3 in Europe, were unable to be shipped and recognized as revenue in the first quarter. The Company has completed and filed its submission for the CE mark on its EECP Model TS3 in October 2002 and expects to receive the approval notification to allow for shipments to Europe in the second or third quarter of fiscal 2003. In addition, the Company expects that a portion of the domestic orders received will ship in the second quarter as well.

     (3) The Company also has been experiencing a longer selling cycle for EECP systems and attributes this to, among other things, (a) a change in the mix of prospective customers toward larger medical practices and hospitals which have longer decision-making processes; (b) inconsistent or inadequate reimbursement coverage policies among certain third-party insurers; (c) the activities and pricing of competitors which lengthens the negotiation process; and (d) general economic conditions.

     As a result of the shortfall in revenues and certain non-recurring charges, the Company incurred a loss before income taxes of $5,519,000 for the three months ended August 31, 2002 versus earnings before income taxes of $1,970,000 for the three months ended August 31, 2001. The Company reported a net loss of $4,234,000 versus net earnings of $1,243,000 for the three months ended August 31, 2002 and 2001, respectively, after recognition of an income tax (benefit) provision of $(1,285,000) and $727,000, respectively.

     The Company's revenue growth over the last several years resulted primarily from the increase in cardiology practices and hospitals who became providers of EECP therapy following the announcement by the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration (HCFA)) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry, as well as numerous other studies reported and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     The Company continues to be optimistic about its future. In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the Food and Drug Administration (FDA) for a new indication for the treatment of congestive heart failure. Congestive heart failure afflicts more than 5 million people in the United States alone, with more than 550,000 new patients diagnosed every year. It is the single most expensive disease state in the nation, accounting for more than $40 billion in direct and indirect medical costs. EECP therapy was the featured topic at a CME (Continuing Medical Education) satellite symposium held at the Heart Failure Society of America's Sixth Annual Scientific Meeting in September where over 300 heart failure specialists attended the symposium, entitled "Enhanced External Counterpulsation: A Novel Potential Approach to Heart Failure," which was sponsored by the University of Minnesota and supported by an educational grant from the Company. Vasomedical's multicenter, randomized, controlled, PEECH(TM) (Prospective Evaluation of EECP in Congestive Heart Failure) trial, which is more than 50% enrolled, is of significant importance and should confirm the benefits of EECP for heart failure patients that have been observed to date in smaller studies and lead to more widespread acceptance and adoption of the therapy in clinical practice. The Company's heart failure feasibility study was published in the July/August issue of the journal Congestive Heart Failure.

     Gross profit margins for the first quarter ended August 31, 2002 and 2001 were 57% and 71%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the mix of EECP models sold, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit margin for the three months ended August 31, 2002 compared to August 31, 2001 primarily resulted from the significant decrease in revenue from the prior comparable quarter.

     Selling, general and administrative (SG&A) expenses for the three months ended August 31, 2002 and 2001 were $3,687,000 (81% of revenues) and $3,635,000
(38% of revenues), respectively. The increase in the percentage of SG&A expenses as a percentage of sales increased 43% primarily due to the significant decrease in revenue from the prior comparable quarter. The increase in SG&A expenses, on an absolute basis, from the comparable prior fiscal quarter resulted primarily from the $600,000 accrual arising from the settlement of litigation, offset by decreases in sales commissions related to decreased revenues, and other decreases which resulted from the timing of certain marketing and promotional programs in the prior year versus the current year.

     During the first quarter of fiscal 2003, the Company charged $3,249,000 to its provision for doubtful accounts as compared to $99,000 during the first quarter of fiscal 2002, primarily as a result of a write-off due to significant uncertainties with respect to a major customer's ability to meet its present and future financial obligations, as well as reserves applied against certain domestic and international accounts for which extended credit terms were offered.

     Research and development (R&D) expenses of $1,191,000 (26% of revenues) for the three months ended August 31, 2002 increased by $41,000, or 4%, from the prior three months ended August 31, 2001 of $1,150,000 (12% of revenues). R&D expenses are primarily impacted by the PEECH clinical trial in heart failure, other clinical studies and initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to continue its investments in product development and clinical trials in fiscal 2003 and beyond to further expand the clinical applications of EECP, including, but not limited to, heart failure, diabetes disease management and acute coronary syndromes.

     In the first quarter of fiscal 2003, the Company recorded a benefit for income taxes of $1,285,000, inclusive of a $622,000 valuation allowance on deferred tax assets and $30,000 in current tax benefit principally resulting from a state tax refund. This is in contrast to a deferred tax provision reported the first quarter of fiscal 2002 of $727,000, inclusive of $57,000 in current tax expense principally resulting from the federal alternative minimum tax.

     The increase in interest income from the prior period is the direct result of interest income reported on equipment sold under sales-type leases, offset by the decrease in the average cash balances invested during the year, as well as declining interest rates this year over last year.

     The increase in interest expense over the prior period is primarily due to interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and operating facility, as well as working capital borrowings under the Company's revolving secured credit facility.

Liquidity and Capital Resources

     The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At August 31, 2002, the Company had a cash balance of $2,489,000 and working capital of $12,744,000, compared to a cash balance of $2,968,000 and working capital of $17,225,000 at May 31, 2002. The Company's operating activities used cash of $535,000 and $1,355,000 for August 31, 2002 and 2001, respectively. Net cash used in operations during the three months ended August 31, 2002 consisted primarily of increases in inventory, other current assets and other liabilities, offset by decreases in accounts receivable, accounts payable and accrued expenses. The increase in inventories resulted from an increase in finished goods of the Company's Model TS3 system due to a shortfall in anticipated sales. The decrease in accounts receivable resulted primarily from decreased sales in the current quarter. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials and management of finished goods inventory levels. Cash used in operations during the first quarter of fiscal 2003 is not necessarily indicative of the results expected in future years.

     Investing activities used net cash of $44,000 and $95,000 during the three months ended August 31, 2002 and 2001, respectively. The principal use of cash was for the purchase of property and equipment.

     Financing activities provided cash of $101,000 and $31,000 during the three months ended August 31, 2002 and 2001, respectively. Financing activities during fiscal 2002 and 2001 consisted of the sale of common stock and receipt of cash proceeds upon the exercise of Company common stock options and warrants by officers, directors, employees and consultants. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points. Although the Company was not in compliance with certain financial covenants at August 31, 2002, the bank issued a waiver to the Company for that period. As noted above, the covenants contained in the amended credit agreement have been revised. Management expects that the Company will be in compliance with the revised covenants. At August 31, 2002, $2,000,000 of the line was available of which there were outstanding borrowings of $1,000,000.

     Management believes that its working capital position at August 31, 2002, the availability of its credit facility, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2002:

                                              Due as of    Due as of 8/31/04    Due as of 8/31/06   Due
                                   Total        8/31/03          and 8/31/05          and 8/31/07   Thereafter
---------------------------------------------------------------------------------------------------------------
Line-of Credit (1)              $1,000,000    $1,000,000
Long-Term Debt                   1,107,850        47,258       $104,958             $120,634         $835,000
Operating Leases                   226,000        94,000         92,000               40,000                -
Litigation Settlement              600,000       200,000        266,000              134,000
Employment Agreements              666,500       390,000        276,500                    -                -
Purchase Obligations               162,000       162,000              -                    -                -
                             ----------------------------------------------------------------------------------
Total Contractual Cash
Obligations                     $3,762,350    $1,893,258       $739,458             $294,634         $835,000
                             ==================================================================================

(1) The Company maintains a revolving credit agreement that, as amended in October 2002, provides for borrowings of up to $5,000,000, primarily based upon eligible accounts receivable, as defined therein. Approximately
     $2,000,000 is available under the revolving credit agreement, of which $1,000,000 is outstanding at August 31, 2002. The revolving credit agreement expires in February 2005.


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

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002 includes a summary of the Company's significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

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

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases with two customers. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period.

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

     In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the first quarter of fiscal 2003, management decided to write-off financing receivables under sales-type leases of approximately $2,500,000 as a result of significant uncertainties with respect to a major customer's ability to meet its present and future financial obligations.

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

Stock Compensation

     The Company measures stock-based awards using the intrinsic value method. As described in Note I to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended May 31, 2002, pro forma disclosure of the effect on net earnings and net earnings per common share has been computed as if the fair value-based method had been applied in measuring compensation expense.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules were effective for the Company on June 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

Procedures and Controls

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

        (a) Exhibit 99 - Certification of Periodic Report

        (b) Reports on Form 8K: None

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VASOMEDICAL, INC.

                                        By: /s/ D. Michael Deignan
                                            D. Michael Deignan
                                            President, Chief Executive Officer
                                            and Director (Principal
                                            Executive Officer)

                                            /s/ Joseph A. Giacalone
                                            Joseph A. Giacalone
                                            Chief Financial Officer (Principal
                                            Financial and Accounting
                                            Officer)

Date:  October 18, 2002