Form 10-Q
period 2002-11-30
VASOMEDICAL INC
filed 2003-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2002

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 10, 2003                                57,809,120


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [ ]
                                      ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)                                Page
                                                                            ----
            Consolidated Condensed Balance Sheets as of
               November 30, 2002 and May 31, 2002                              3

            Consolidated Condensed Statements of Earnings for the
               Six and Three Months Ended November 30, 2002 and 2001           4

            Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Period from June 1, 2002 to November 30, 2002    5

            Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended November 30, 2002 and 2001                     6


            Notes to Consolidated Condensed Financial Statements               7

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

   Item 3 - Qualitative and Quantitative Disclosures About Market Risk        15

   Item 4 - Procedures and Controls                                           15

PART II - OTHER INFORMATION                                                   17

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         November 30,    May 31,
                                                                            2002          2002
                                                                         -----------    ---------
                                                                         (unaudited)     (audited)
          ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                          $3,293,516     $2,967,627
      Accounts receivable, net of an allowance for doubtful accounts of
      $1,554,612 at November 30, 2002 and $1,099,687 at May 31, 2002      9,408,497     12,682,725
      Inventories                                                         5,243,217      4,902,121
      Deferred income taxes                                                       -      3,033,000
      Financing receivables, net                                            192,303        633,786
      Other current assets                                                  559,450        627,243
                                                                        -----------    -----------
              Total current assets                                       18,696,983     24,846,502

PROPERTY AND EQUIPMENT, net                                               3,204,025      3,252,030
FINANCING RECEIVABLES, net                                                  756,317      2,941,587
NOTES RECEIVABLE                                                                  -        512,329
DEFERRED INCOME TAXES                                                    14,334,900      9,658,000
OTHER ASSETS                                                                237,528        207,810
                                                                        -----------    -----------
                                                                        $37,229,753    $41,418,258
                                                                        ===========    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                              $3,662,274     $3,645,846
      Current maturities of long-term debt and notes payable              1,075,629      1,046,445
      Sales tax payable                                                     645,567        732,362
      Deferred revenues                                                     536,746        272,000
      Accrued warranty and customer support expenses                        562,000        588,334
      Accrued professional fees                                             253,306        362,083
      Accrued commissions                                                   716,194        973,998
                                                                        -----------    -----------
             Total current liabilities                                    7,451,716      7,621,068

LONG-TERM DEBT                                                            1,140,595      1,072,716
ACCRUED WARRANTY COSTS                                                      307,000        402,666
DEFERRED REVENUES                                                           908,783        719,204
OTHER LIABILITIES                                                           400,000              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                                 -              -
     Common stock, $.001 par value; 110,000,000 shares authorized;
      57,809,120 and 57,309,120 shares at November 30, 2002 and
      May 31, 2002, respectively, issued and outstanding                     57,809         57,309
     Additional paid-in capital                                          50,365,773     50,116,148
     Accumulated deficit                                                (23,401,923)   (18,570,853)
                                                                        -----------    -----------
           Total stockholders' equity                                    27,021,659     31,602,604
                                                                        -----------    -----------
                                                                        $37,229,753    $41,418,258
                                                                        ===========    ===========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                       Six months ended                     Three months ended
                                                       ----------------                     ------------------
                                                         November 30,                          November 30,
                                                         ------------                          ------------
                                                   2002               2001            2002                2001
                                                   ----               ----            ----                ----
Revenues
  Equipment sales                               $10,414,340        $14,912,669     $ 6,209,831         $ 7,481,133
  Equipment rentals and services                    769,098            673,202         434,437             308,062
  Equipment sold under sales-type leases                  -          2,583,924               -             754,363
                                                -----------        -----------     -----------         -----------
                                                 11,183,438         18,169,795       6,644,268           8,543,558
Cost of sales and services                        3,963,889          5,342,718       2,004,537           2,563,610
                                                -----------        -----------     -----------         -----------
  Gross Profit                                    7,219,549         12,827,077       4,639,731           5,979,948

Expenses
  Selling, general and administrative             7,863,844          6,774,863       4,176,948           3,139,911
  Research and development                        2,517,626          2,313,575       1,326,640           1,163,695
  Provision for doubtful accounts                 3,260,708            198,000          11,834              99,000
  Interest and financing costs                       97,067             47,789          48,215              27,560
  Interest and other income, net                   (104,704)           (87,015)        (28,214)            (60,523)
                                                -----------        -----------     -----------         -----------
                                                 13,634,541          9,247,212       5,535,423           4,369,643
                                                -----------        -----------     -----------         -----------
  EARNINGS (LOSS) BEFORE
      INCOME TAXES                               (6,414,992)         3,579,865        (895,692)          1,610,305
      Income tax (expense) benefit, net           1,583,922         (1,332,049)        298,900            (605,247)
                                                -----------        -----------     -----------         -----------
  NET EARNINGS (LOSS)                           $(4,831,070)       $ 2,247,816     $  (596,792)        $ 1,005,058
                                                ===========        ===========     ===========         ===========
Net earnings (loss) per common share
      - basic                                         $(.08)              $.04           $(.01)               $.02
                                                      =====               ====           =====                ====
      - diluted                                       $(.08)              $.04           $(.01)               $.02
                                                      =====               ====           =====                ====
Weighted average common shares
  outstanding - basic                            57,567,317         57,215,550        57,658,021        57,206,922
                                                ===========        ===========     ===========         ===========
              - diluted                          57,567,317         59,582,672        57,658,021        59,364,254
                                                ===========        ===========     ===========         ===========

The accompanying notes are an integral part of these condensed statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                 Total
                                                                Additional       Accum-          stock-
                                             Common Stock        paid-in         ulated         holders'
                                           Shares    Amount      capital         deficit         equity
                                         ----------   -------   ----------    ------------    -----------
Balance at June 1, 2002                  57,309,120   $57,309   $50,116,148   $(18,570,853)   $31,602,604
Exercise of warrants                        500,000       500       224,500                       225,000
Stock options granted for services                                   25,125                        25,125
Net loss                                                                        (4,831,070)    (4,831,070)
                                         ----------   -------   -----------   ------------    -----------
Balance at November 30, 2002             57,809,120   $57,809   $50,365,773   $(23,401,923)   $27,021,659
                                         ==========   =======   ===========   ============    ===========


The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Six months ended
                                                                           ----------------
                                                                              November 30,
                                                                              ------------
                                                                         2002            2001
                                                                         ----            ----
Cash flows from operating activities
  Net earnings (loss)                                                $(4,831,070)      $2,247,816
                                                                     -----------       ----------
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating activities
    Depreciation and amortization                                        589,998          465,670
    Provision for doubtful accounts, net of write-offs                 3,001,708          198,000
    Deferred income taxes                                             (1,643,900)       1,217,000
    Stock options granted for services                                    25,125           25,000
    Changes in operating assets and liabilities
        Accounts receivable                                            2,819,302       (1,917,915)
        Financing receivables, net                                       112,892       (2,489,435)
        Inventories                                                     (174,093)      (1,773,129)
        Other current assets                                              67,793         (240,687)
        Other assets                                                     (41,589)         (28,039)
        Accounts payable, accrued expenses and other current
         liabilities                                                    (198,536)          29,139
        Other liabilities                                                493,912          (48,309)
                                                                     -----------       ----------
                                                                       5,052,612       (4,562,705)
                                                                     -----------       ----------
     Net cash provided by (used in) operating activities                 221,542       (2,314,889)
                                                                     -----------       ----------
Cash flows from investing activities
  Purchase of property and equipment                                    (217,716)        (134,277)
                                                                     -----------       ----------
     Net cash used in investing activities                              (217,716)        (134,277)
                                                                     -----------       ----------
Cash flows from financing activities
  Proceeds from notes                                                    126,967        1,141,667
  Payments on notes                                                      (29,904)        (641,667)
  Restricted cash                                                              -          641,667
  Proceeds from exercise of options and warrants                         225,000          156,472
                                                                     -----------       ----------
     Net cash provided by financing activities                           322,063        1,298,139
                                                                     -----------       ----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               325,889       (1,151,027)
Cash and cash equivalents - beginning of period                        2,967,627        3,785,456
                                                                     -----------       ----------
Cash and cash equivalents - end of period                             $3,293,516       $2,634,429
                                                                     ===========       ==========


Non-cash investing and financing activities were as follows:
Inventories transferred to property and equipment,
   attributable to operating leases - net                               $312,405         $369,478

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2002

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of November 30, 2002 and the related consolidated condensed statements of earnings for the six and three-month periods ended November 30, 2002 and 2001, changes in stockholders' equity for the six-month period ended November 30, 2002 and cash flows for the six-month periods ended November 30, 2002 and 2001 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2002. Results of operations for the periods ended November 30, 2002 and 2001 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules were effective for the Company on June 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

NOTE C - INVENTORIES

                                                        November 30,      May 31,
                                                        -----------       ------
        Inventories consist of the following:              2002            2002
                                                           ----            ----
                Raw materials                           $1,970,577      $2,661,303
                Work in progress                           555,732         547,818
                Finished goods                           2,716,908       1,693,000
                                                        ----------      ----------
                                                        $5,243,217      $4,902,121
                                                        ==========      ==========

NOTE D - FINANCING RECEIVABLES

     The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the twelve months ended November 30:

      2003                                                          $283,442
      2004                                                           781,458
      2005                                                           361,714
                                                                   ---------
      Total minimum lease payments                                 1,426,614
      Less estimated executory costs                                 (58,661)
                                                                   ---------
      Net minimum lease payments                                   1,367,953
      Less interest                                                 (174,340)
                                                                   ---------
      Present value of minimum lease payments                      1,193,613
      Less valuation allowance                                      (244,993)
                                                                   ---------
      Net financing receivables                                      948,620
      Less current portion                                          (192,303)
                                                                   ---------
      Long-term portion                                             $756,317
                                                                   =========

     The annual minimum lease payments are subject to adjustment based on usage of the leased units in accordance with the provisions of the lease agreements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2002

NOTE E - RECEIVABLES FROM A MAJOR CUSTOMER

     Under a multi-year sales contract, the Company sold equipment (EECP units) to a customer engaged in establishing a national network of EECP centers under sales-type leases aggregating revenues of $3,160,792 in fiscal 2002. No additional equipment was sold to this customer during fiscal 2003. At August 31, 2002, financing receivables of approximately $2,558,000 from these sales-type lease transactions with this customer were outstanding. In addition, in March 2002, the Company provided a $500,000 unsecured loan to this customer. This financing was part of an aggregate $3.2 million credit facility, subject to certain conditions, executed by the customer with the Company and an unaffiliated lender in January 2002, under which the Company had no further financing obligation. The customer issued two notes to the Company of $250,000 each in connection with two EECP centers that bore interest at 18% per annum and were scheduled to mature in September 2005. Payments of principal and interest under these notes was scheduled to commence in April 2003 in varying amounts determined by a formula based upon cash generated, as defined in the loan agreement. In connection with this financing, the customer issued to the Company a warrant to purchase 52,620 of its common shares at $2.20 per share expiring in January 2007. The warrant contains a repurchase option for a 30-day period beginning December 1, 2006 (assuming no earlier liquidity event has taken place, as defined) that allowed the Company, at its option, to require the customer to redeem the warrant for $249,945. The warrant value is collateralized by a subordinated security interest in the customer's accounts receivable. As noted below, the customer ceased operations in November 2002, and, as a result, it does not appear that the Company will receive any proceeds from the redemption of the warrant.

     In late August 2002, this customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. In September, the Company was notified by this customer of recent circumstances that precluded their ability to remain current under their financing obligations to the Company. Based on their situation, for which the customer was attempting to remedy through a recapitalization, significant uncertainties existed in connection with the ongoing viability of their business. Accordingly, management decided to write-off, in full, all funds due from this customer as of August 31, 2002, which aggregated approximately $3,000,000, including the net book value of the equipment due to the uncertainty of the Company's ability to repossess the equipment. During the second quarter, the customer ceased operations and the Company was able to successfully recover all of the units that it had sold under sales-type leases to the customer back into its finished goods inventory and recorded a bad debt recovery of $479,000, which represents the net book value of the equipment. The Company is currently in the process of redeploying certain pieces of the equipment while other pieces have been returned to the Company's inventory.

NOTE F - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over a fifteen-year term and are secured by the building. At November 30, 2002, $1,096,341 remains outstanding in connection with these notes.

     The Company maintains a secured revolving credit line with a bank. The credit line, as amended in October 2002, provides for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points (3.4% at November 30, 2002). At November 30, 2002, $2,000,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain covenants, including, among others, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. At November 30, 2002, the Company did not meet the minimum requirements of one financial covenant but has received a waiver from the bank for the second quarter. Management expects that the Company will be in compliance with the revised covenants in future quarters.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2002

NOTE G - STOCKHOLDERS' EQUITY

     In the first half of fiscal 2003, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to employees to purchase an aggregate of 395,000 shares of common stock, at exercise prices ranging from $.72 to $1.67 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). Subsequent to November 30, 2002, stock options under the 1999 Plan were granted to outside directors to purchase an aggregate of 120,000 shares of common stock at an exercise price of $1.00 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     In the first half of fiscal 2003, warrants to purchase 500,000 shares of common stock were exercised, aggregating $225,000 in proceeds to the Company.

NOTE H - EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 5,720,000 and 2,399,000 shares of common stock were excluded from the computation of diluted earnings per share as of November 30, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                   Six months ended Nov. 30,            Three months ended Nov. 30,
                                                       2002               2001             2002             2001
                                                       ----               ----             ----             ----
Numerator:
   Basic and diluted earnings (loss)               $(4,831,070)        $2,247,816      $(596,792)       $1,005,058
                                                   ===========         ==========     ==========        ==========
Denominator:
   Basic - weighted average shares                  57,567,317         57,215,550     57,658,021        57,206,922
           Stock options                                     -          1,801,809              -         1,684,780
           Warrants                                          -            565,313              -           472,552
                                                   -----------         ----------     -----------       ----------
   Diluted - weighted average shares                57,567,317         59,582,672     57,658,021        59,364,254
                                                   ===========         ==========     ==========        ==========
Basic and diluted earnings (loss) per share              $(.08)              $.04          $(.01)             $.02
                                                         =====               ====          =====              ====

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------

     In October 2002, the Company and its Chief Executive Officer entered into a termination and consulting agreement, whereby the employment agreement that had previously existed between the parties was terminated. As a result of this termination, the Company will pay to the former employee a severance payment of $240,000 in equal monthly installments through October 31, 2003. The Company has recorded a charge to operations during the three- month period ended November 30, 2002 to reflect this obligation. The consulting agreement, which expires on December 31, 2003, provides for a consulting fee of $40,000 to be paid in equal monthly installments over the term of the agreement. Further, the consulting agreement provides for the continued vesting of stock options that had been previously granted to the employee which would have otherwise vested during the term of the agreement. The terms of the original option grants provided for vesting throughout the period that the former employee was employed by or provided services to the Company. There were no modifications to any of the previously granted stock options. The Company measured the fair value of the unvested options as of the date of the termination and consulting agreement and will record a charge to operations of approximately $25,000 over the remaining vesting period.

     In October 2002, the Company entered into an employment agreement with the Company's new President and Chief Operating Officer. The agreement, which expires in October 2004, provides for certain settlement benefits, including a lump-sum payment of twelve months of base salary in the event of a change of control, as defined, or a termination payment in an amount equal to six months of base salary in the event of termination without cause, as defined.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2002

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements
---------------------

     The approximate aggregate minimum compensation obligations under active employment agreements at November 30, 2002 are summarized as follows:

                Twelve months ended November 30,        Amount
                -------------------------------         ------
                                        2003           $370,000
                                        2004            352,000
                                        2005             25,000
                                                       --------
                                                       $747,000
                                                       ========

Litigation
----------

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. In October 2002, the Company decided to settle this matter for $600,000 through the execution of an agreement that enables the Company to satisfy this obligation over a four-year period ($200,000 in fiscal 2003, $133,000 each in fiscal years 2004 and 2005 and $134,000 in fiscal 2006).
Accordingly, the Company recorded a $600,000 charge to operations in the six-month period ended November 30, 2002.

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

Purchase Commitments
--------------------

     At November 30, 2002, the Company had outstanding purchase commitments of $162,000 with FLSC, a Chinese company that has assumed the operational activities of Vamed, another Chinese company, for the manufacture of its EECP Model MC2 system. The Company believes that FLSC will be able to meet the Company's future need for this system.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Six Months and Three Months Ended November 30, 2002 and 2001
------------------------------------------------------------

     The Company generated revenues from the sale and lease of EECP systems of $11,183,000 and $18,170,000 for the six-month periods ended November 30, 2002 and 2001, respectively, representing a 38% decrease, and $6,644,000 and $8,544,000 for the three-month periods ended November 30, 2002 and 2001, respectively, representing a 22% decrease. The Company generated earnings (loss) before income taxes of $(6,415,000) and $3,580,000 for the six-month periods ended November 30, 2002 and 2001, respectively, and $(896,000) and $1,610,000 for the three- month periods ended November 30, 2002 and 2001, respectively. The Company reported net earnings (loss) of $(4,831,000) and $2,248,000 for the six-months periods ended November 30, 2002 and 2001, respectively, after recognition of an income tax provision (benefit) of $(1,584,000) and $1,332,000, respectively. The Company reported net earnings (loss) of $(597,000) and $1,005,000 for the three-month periods ended November 30, 2002 and 2001, respectively, after recognition of an income tax provision (benefit) of $(299,000) and $605,000, respectively.

     The decrease in revenues for the six and three-month periods ended November 30, 2002 as compared to November 30, 2001 are a result of the following:

(1) The Company's prior-year six and three month period revenues were favorably impacted by $2,584,000 and $754,000, respectively, resulting from the shipment of EECP units under sales-type leases. There was no equipment sold under sales-type leases in the current quarterly periods and the Company does not expect fiscal 2003 revenues from sales-type leases to approach fiscal 2002 levels, if at all. The Company offered equipment under sales-type leases only to select customers in the past, based upon, among other things, the customers' business model and history with the Company.

(2) Revenues in fiscal 2003 were affected by several factors including, an increase in the duration of the selling cycle of the Company's EECP systems, the delay by the Centers for Medicare and Medicaid Services (CMS) in updating annual reimbursement rates, and reduced average unit selling prices. Factors that have created a longer selling cycle for EECP systems include, among other things, (a) a change in the mix of prospective customers toward larger medical practices and hospitals which have longer decision-making processes; (b) inconsistent or inadequate reimbursement coverage policies among certain third-party insurers; and (c) general economic conditions.

     The Company's revenue growth over the last several fiscal year periods resulted primarily from the increase in cardiology practices and hospitals who became providers of EECP therapy following the announcement by the Centers for Medicare and Medicaid Services (CMS) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry, as well as numerous other studies reported and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     The Company continues to be optimistic about its future. In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the Food and Drug Administration (FDA) for a new indication for the treatment of congestive heart failure. Congestive heart failure afflicts more than 5 million people in the United States alone, with more than 550,000 new patients diagnosed every year. It is the single most expensive disease state in the nation, accounting for more than $40 billion in direct and indirect medical costs. EECP therapy was the featured topic at a CME (Continuing Medical Education) satellite symposium held at the Heart Failure Society of America's Sixth Annual Scientific Meeting in September where over 300 heart failure specialists attended the symposium, entitled "Enhanced External Counterpulsation: A Novel Potential Approach to Heart Failure," which was sponsored by the University of Minnesota and supported by an educational grant from the Company. Vasomedical's multicenter, randomized, controlled, PEECH (Prospective Evaluation of EECP in Congestive Heart Failure) trial, which is more than 50% enrolled, is of significant importance and should confirm the benefits of EECP for heart failure patients that have been observed to date in smaller studies and lead to more widespread acceptance and adoption of the therapy in clinical practice. The Company's heart failure feasibility study was published in the July/August issue of the journal Congestive Heart Failure.

     In November 2002, the Company received the CE Mark approval for its EECP systems from its notified body, DGM of Denmark, indicating compliance with the European Union (EU) Medical Device Directives. This enables the Company to begin marketing new or improved EECP products in all 15 EU countries and cooperating partner countries without undergoing separate review and inspection for each product. As a result, the Company began marketing its Model TS3 EECP system, which includes the Company's patent-pending congestive heart failure treatment and oxygen saturation monitoring technologies, throughout the EU.

     In late December, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2003 that are expected to result in a new national average payment level of $195.45 per session for the Company's EECP therapy, or $6,841 per standard course of treatment. The new proposed average payment reflects a 27% increase in the national average reimbursement for EECP over 2002 levels. The national average payment rate for the therapy has increased by 51% since January 2000. The new rates are scheduled to take effect March 1, 2003.

     Gross profit margins for the six months ended November 30, 2002 and 2001 and were 65% and 71%, respectively. Gross profit margins for the three months ended November 30, 2002 and 2001 and were 70% and 70%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross margins are furthermore affected by the location of the Company's customers (including non-domestic business or distributorship arrangements which, for discounted equipment purchase prices, co-invest in establishing a market for EECP equipment) and the amount and nature of training and other initial costs required to place the EECP system in service for customer use. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit margin for the six months ended November 30, 2002 compared to 2001 primarily resulted from the significant decrease in revenue from the prior comparable period.

     Selling, general and administrative (SG&A) expenses for the six months ended November 30, 2002 and 2001 were $7,864,000 and $6,775,000, respectively. For the three months ended November 30, 2002 and 2001, SG&A expenses were $4,177,000 and $3,140,000, respectively. The increase in the percentage of SG&A expenses as a percentage of sales was primarily due to the significant decrease in revenues from the prior comparable periods. The increase in SG&A expenses, on an absolute basis, from the comparable prior fiscal periods resulted primarily from a $600,000 accrual arising from the settlement of litigation in the first quarter, non-recurring charges of $420,000 for employee severance arrangements and executive recruiting fees in the second quarter, increases in professional and consulting fees of approximately $300,000, and other increases in excess of $400,000 which resulted from the timing of certain domestic and international marketing and promotional programs in the current year versus the prior year, offset by overall decreases in sales commissions related to decreased revenues.

     During the first and second quarters of fiscal 2003, the Company charged $3,249,000 and $12,000, which is net of bad debt recoveries of $479,000 in the second quarter, to its provision for doubtful accounts as compared to $99,000 in each of the first and second quarters of fiscal 2002, primarily as a result of a full write-off of receivables, including the net book of value of the equipment due to the uncertainty of the Company's ability to repossess the equipment, with respect to a major customer during the first quarter of fiscal 2003, as well as specific reserves against certain international accounts for which extended credit terms were offered. During the second quarter, the Company was able to successfully recover all of the units that it had sold under sales-type leases to the aforementioned major customer back into its finished goods inventory and recorded a bad debt recovery of $479,408, which represents the net book value of the equipment. The Company is currently in the process of redeploying certain pieces of the equipment while certain other pieces have been returned to the Company's inventory.

     Research and development (R&D) expenses of $2,518,000 (23% of revenues) for the six months ended November 30, 2002 increased by $204,000, or 9%, from the prior six months ended November 30, 2001 of $2,314,000 (13% of revenues). R&D expenses are primarily impacted by the PEECH clinical trial in heart failure and other clinical initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to continue its investments in product development and clinical trials in fiscal 2003 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes.

     In the six months ended November 30, 2002, the Company recorded a benefit for income taxes of $1,584,000, inclusive of a $622,000 valuation allowance on deferred tax assets. This is in contrast to an income tax provision reported in the six months ended November 30, 2001 of $1,332,000.

     The increase in interest income from the prior six-month period is the direct result of interest income reported on equipment sold under sales-type leases in the first quarter of fiscal 2003, offset by the decrease in the cash balances invested during the year, as well as declining interest rates this year over last year. However, as a result of the significant first quarter write-off of receivables generated from equipment sold under sales-type leases, interest income decreased in the second quarter of fiscal 2003.

     The increase in interest expense over the prior periods is primarily due to interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as working capital borrowings under the Company's revolving secured credit facility.

Liquidity and Capital Resources

     The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At November 30, 2002, the Company had a cash balance of $3,294,000 and working capital of $11,245,000, compared to a cash balance of $2,968,000 and working capital of $17,225,000 at May 31, 2002. The Company's operating activities provided (used) cash of $222,000 and $(2,315,000) for November 30, 2002 and 2001, respectively. Net cash provided from operations during the six months ended November 30, 2002 consisted primarily of decreases in accounts receivable and other current assets and increases in other long-term liabilities, offset by increases in inventory, and decreases in accounts payable and accrued expenses. The increase in inventories resulted from an increase in finished goods of the Company's Model TS3 system due to a shortfall in anticipated sales during the period. The decrease in accounts receivable resulted primarily from decreased sales in the period. The Company's management provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials and management of finished goods inventory levels. Cash provided by operations during the first half of fiscal 2003 is not necessarily indicative of the results expected in future years.

     Investing activities used net cash of $218,000 and $134,000 during the six months ended November 30, 2002 and 2001, respectively. The principal use of cash was for the purchase of property and equipment.

     Financing activities provided cash of $322,000 and $1,298,000 during the six months ended November 30, 2002 and 2001, respectively. Financing activities during fiscal 2002 and 2001 consisted of the receipt of cash proceeds upon the exercise of Company common stock options and warrants by officers, directors, employees and consultants. In addition, in fiscal 2001, the Company refinanced its long-term obligations on the purchase of its headquarters and warehouse facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points. Although the Company was not in compliance with one financial covenant at November 30, 2002, the bank issued a waiver to the Company for that period. As noted above, the covenants contained in the amended credit agreement have been revised. Management expects that the Company will be in compliance with the revised covenants in future quarters. At November 30, 2002, $2,000,000 of the line was available of which there were outstanding borrowings of $1,000,000.

     Management believes that its working capital position at November 30, 2002, the availability of its credit facility, the effect of initiatives undertaken to improve our cash position by rationalizing operating expenses and by tightening our sales and credit policies, and the ongoing commercialization of the EECP system will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2002:

                                                  Due as of  Due as of 11/30/04   Due as of 11/30/06        Due
                                        Total      11/30/03        and 11/30/05         and 11/30/07     Thereafter
--------------------------------------------------------------------------------------------------------------------
Line-of Credit (1)                 $1,000,000    $1,000,000
Long-Term Debt                      1,216,000        76,000            $170,000             $152,000       $818,000
Operating Leases                      197,000        83,000              84,000               30,000              -
Litigation Settlement                 600,000       200,000             266,000              134,000              -
Severance obligations                 280,000       280,000                   -                    -              -
Employment Agreements                 747,000       370,000             377,000                    -              -
Purchase Obligations                  162,000       162,000                   -                    -              -
                                ------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                        $4,202,000    $2,171,000            $897,000             $316,000       $818,000
                                ====================================================================================


(1) The Company maintains a revolving credit agreement that, as amended in October 2002, provides for borrowings of up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein. $2,000,000 is available under the revolving credit agreement, of which $1,000,000 is outstanding at November 30, 2002. The revolving credit agreement expires in February 2005.

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

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The new rules were effective for the Company on June 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

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



     Except for historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "estimates", "expects" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A. The registrant held its Annual Meeting of Stockholders on December 18, 2002.

          B. Not applicable.

          C. Three directors, namely E. Donald Shapiro, Anthony Viscusi and Martin Zeiger, were elected at the Annual Meeting to serve in Class I until the Annual Meeting of Stockholders for fiscal 2005. The minimum number of votes cast in favor of their elections was 50,675,916.

          The other matter voted upon was the ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 2003. The votes cast were as follows:

          Votes  For:  50,895,249;  Votes  Against:  970,410;  Votes  Abstained:
     109,330

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits

          10.1 Amendment and Waiver to Credit  Agreement  dated October 18, 2002 between the Registrant and Fleet National Bank
          10.2 Agreement  dated October 1, 2002 between the Registrant and Peter
               F. Cohn
          10.3 Termination  and  Settlement  Agreement  dated  October  21, 2002 between the Registrant and D. Michael Deignan
          10.4 Employment   Agreement   dated   October  28,  2002  between  the
               Registrant and Gregory D. Cash
          99   Certification of Periodic Report

        (b) Reports on Form 8K: None

          In  accordance  with to the  requirements  of the  Exchange  Act,  the
     Registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.


                                  VASOMEDICAL, INC.

                             By: /s/ Photios T. Paulson
                                 ----------------------
                                 Photios T. Paulson
                                 Chief Executive Officer and Director (Principal Executive Officer)

                                 /s/ Joseph A. Giacalone
                                 -----------------------
                                 Joseph A. Giacalone
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

Date:  January 14, 2003

CERTIFICATION BY P.T. PAULSON PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Photios T. Paulson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vasomedical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/  Photios T.  Paulson
------------------------
Photios T.  Paulson
Chief  Executive Officer

CERTIFICATION BY J.A. GIACALONE PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Joseph A. Giacalone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vasomedical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Joseph A.  Giacalone
------------------------
Joseph A. Giacalone
Chief  Financial
Officer