Form 10-Q
period 2003-02-28
VASOMEDICAL INC
filed 2003-04-10
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2003

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                  (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 10, 2003                               57,822,023


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]
                                       ---         --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX





PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)                              Page
                                                                            ----
            Consolidated Condensed Balance Sheets as of
               February 28, 2003 and May 31, 2002                              3

            Consolidated Condensed Statements of Earnings for the
               Nine and Three Months Ended February 28, 2003 and 2002          4

            Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Period from June 1, 2002 to February 28, 2003    5

            Consolidated Condensed Statements of Cash Flows for the
               Nine Months Ended February 28, 2003 and 2002                    6

            Notes to Consolidated Condensed Financial Statements               7

     Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      13

     Item 3 - Qualitative and Quantitative Disclosures About Market Risk      19

     Item 4 - Procedures and Controls                                         19

PART II - OTHER INFORMATION                                                   20

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             February 28,     May 31,
                                                                                2003           2002
                                                                                ----           ----
                                                                             (unaudited)     (audited)

          ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                           $4,198,739     $2,967,627
          Accounts receivable, net of an allowance for doubtful accounts of
            $1,859,532 at February 28, 2003 and $1,099,687 at May 31, 2002     8,990,090     12,682,725
          Inventories                                                          3,917,032      4,902,121
          Deferred income taxes                                                  117,093      3,033,000
          Financing receivables, net                                             208,583        633,786
          Other current assets                                                   331,889        627,243
                                                                             -----------    -----------
                  Total current assets                                        17,763,426     24,846,502

PROPERTY AND EQUIPMENT, net                                                    3,369,155      3,252,030
FINANCING RECEIVABLES, net                                                       720,221      2,941,587
NOTES RECEIVABLE                                                                       -        512,329
DEFERRED INCOME TAXES                                                         14,193,327      9,658,000
OTHER ASSETS                                                                     242,725        207,810
                                                                             -----------    -----------
                                                                             $36,288,854    $41,418,258
                                                                             ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                              $ 2,828,076    $ 3,645,846
          Current maturities of long-term debt and notes payable               1,077,074      1,046,445
          Sales tax payable                                                      575,430        732,362
          Deferred revenues                                                      610,973        272,000
          Accrued warranty and customer support expenses                         584,000        588,334
          Accrued professional fees                                              169,853        362,083
          Accrued commissions                                                    747,104        973,998
                                                                             -----------    -----------
                  Total current liabilities                                    6,592,510      7,621,068

LONG-TERM DEBT                                                                 1,120,777      1,072,716
ACCRUED WARRANTY COSTS                                                           258,000        402,666
DEFERRED REVENUES                                                                977,521        719,204
OTHER LIABILITIES                                                                267,000              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000 shares authorized;
            none issued and outstanding                                               -              -
          Common stock, $.001 par value; 110,000,000 shares authorized;
            57,809,120 and 57,309,120 shares at February 28, 2003 and
            May 31, 2002, respectively, issued and outstanding                    57,809         57,309
          Additional paid-in capital                                          50,391,329     50,116,148
          Accumulated deficit                                                (23,376,092)   (18,570,853)
                                                                             -----------     ----------
                  Total stockholders' equity                                  27,073,046     31,602,604
                                                                             -----------     ----------
                                                                             $36,288,854    $41,418,258
                                                                             ===========     ==========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                       Nine months ended                    Three months ended
                                                       -----------------                    ------------------
                                                         February 28,                          February 28,
                                                         ------------                          ------------
                                                       2003               2002            2003                2002
                                                       ----               ----            ----                ----

Revenues
  Equipment sales                               $16,995,678        $21,744,400      $6,581,338          $6,831,731
  Equipment rentals and services                  1,340,344            980,387         571,246             307,185
  Equipment sold under sales-type leases                  -          3,464,014               -             880,090
                                                -----------        -----------      ----------          ----------
                                                 18,336,022         26,188,801       7,152,584           8,019,006
Cost of sales and services                        6,733,743          7,979,459       2,769,854           2,636,741
                                                -----------        -----------      ----------          ----------
  Gross Profit                                   11,602,279         18,209,342       4,382,730           5,382,265

Expenses
  Selling, general and administrative            10,877,174          9,879,612       3,013,330           3,104,749
  Research and development                        3,520,928          3,993,921       1,003,302           1,680,346
  Provision for doubtful accounts                 3,541,627            605,000         280,919             407,000
  Interest and financing costs                      143,997             68,502          46,930              20,713
  Interest and other income, net                   (135,766)          (160,190)        (31,062)            (73,175)
                                                -----------        -----------      ----------          ----------
                                                 17,947,960         14,386,845       4,313,419           5,139,633
                                                -----------        -----------      ----------          ----------
  EARNINGS (LOSS) BEFORE
      INCOME TAXES                               (6,345,681)         3,822,497          69,311             242,632
         Income tax (expense) benefit, net        1,540,442         (1,476,413)        (43,480)           (144,364)
                                                -----------        -----------      ----------          ----------
  NET EARNINGS (LOSS)                           $(4,805,239)        $2,346,084         $25,831             $98,268
                                                ===========        ===========      ==========          ==========
Net earnings (loss) per common share
      - basic                                         $(.08)              $.04            $.00                $.00
                                                     ======               ====            ====                ====
      - diluted                                       $(.08)              $.04            $.00                $.00
                                                     ======               ====            ====                ====
Weighted average common shares
  outstanding - basic                            57,647,032         57,231,460        57,809,120        57,281,353
                                                 ==========         ==========        ==========        ==========
              - diluted                          57,647,032         59,538,629        58,078,334        59,468,615
                                                 ==========         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                    Total
                                                                 Additional         Accum-          stock-
                                             Common Stock           paid-in         ulated        holders'
                                             Shares    Amount       capital         deficit        equity
                                             ------    ------ -------------   ------------   -------------

Balance at June 1, 2002                  57,309,120   $57,309   $50,116,148   $(18,570,853)   $31,602,604
Exercise of warrants                        500,000       500       224,500                       225,000
Stock options granted for services                                   50,681                        50,681
Net loss                                                                        (4,805,239)    (4,805,239)
                                         ----------   -------   -----------   ------------    -----------
Balance at February 28, 2003             57,809,120   $57,809   $50,391,329   $(23,376,092)   $27,073,046
                                         ==========   =======   ===========   ============    ===========


The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine months ended
                                                                           -----------------
                                                                              February 28,
                                                                              ------------
                                                                            2003             2002
                                                                            ----             ----

Cash flows from operating activities
  Net earnings (loss)                                                $(4,805,239)      $2,346,084
                                                                     ------------      ----------
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities
   Depreciation and amortization                                         879,375          694,825
   Provision for doubtful accounts, net of write-offs                  3,306,627          605,000
   Deferred income taxes                                              (1,619,420)       1,300,000
   Stock options granted for services                                     50,681           37,563
   Changes in operating assets and liabilities
        Accounts receivable                                            2,932,790       (2,974,080)
        Financing receivables, net                                       132,708       (3,279,536)
        Inventories                                                      709,978       (1,601,099)
        Other current assets                                             295,354          (23,958)
        Other assets                                                     (53,270)        (101,251)
        Accounts payable, accrued expenses and other current
         liabilities                                                  (1,059,187)         560,862
        Other liabilities                                                380,650          289,395
                                                                     ------------      ----------
                                                                       5,956,286       (4,492,279)
                                                                     ------------      ----------
     Net cash provided by (used in) operating activities               1,151,047       (2,146,195)
                                                                     ------------      ----------
Cash flows from investing activities
  Purchase of property and equipment                                    (223,625)        (248,083)
                                                                     ------------      ----------
     Net cash used in investing activities                              (223,625)        (248,083)
                                                                     ------------      ----------
Cash flows from financing activities
  Proceeds from notes                                                    126,960        1,641,667
  Payments on notes                                                      (48,270)      (1,153,057)
  Restricted cash                                                              -        1,141,667
  Proceeds from exercise of options and warrants                         225,000          199,643
                                                                     ------------      ----------
     Net cash provided by financing activities                           303,690        1,829,920
                                                                     ------------      ----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,231,112         (564,358)
Cash and cash equivalents - beginning of period                        2,967,627        3,785,456
                                                                     ------------      ----------
Cash and cash equivalents - end of period                             $4,198,739       $3,221,098
                                                                     ===========       ==========


Non-cash investing and financing activities were as follows:
Inventories transferred to property and equipment,
   attributable to operating leases - net                               $754,519         $472,849

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2003

NOTE A - BASIS OF PRESENTATION

     The  consolidated  condensed  balance sheet as of February 28, 2003 and the related consolidated condensed statements of earnings for the nine and three-month periods ended February 28, 2003 and 2002, changes in stockholders' equity for the nine-month period ended February 28, 2003 and cash flows for the nine-month periods ended February 28, 2003 and 2002 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 28, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2002. Results of operations for the periods ended February 28, 2003 and 2002 are not necessarily indicative of the operating results expected or reported for the full year.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2003

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

NOTE C - INVENTORIES

                                                        February 28,      May 31,
                                                        -----------       -------
        Inventories consist of the following:                 2003            2002
                                                              ----            ----
                Raw materials                           $1,843,323      $2,661,303
                Work in progress                           358,663         547,818
                Finished goods                           1,715,046       1,693,000
                                                        ----------      ----------
                                                        $3,917,032      $4,902,121
                                                        ==========      ==========

NOTE D - FINANCING RECEIVABLES

     The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the twelve months ended February 28:

                     2004                                     $  230,880
                     2005                                        745,008
                     2006                                        401,034
                                                               ---------
                     Total minimum lease payments              1,376,922
                     Less estimated executory costs              (52,661)
                                                               ---------
                     Net minimum lease payments                1,324,261
                     Less interest                              (150,464)
                                                               ---------
                     Present value of minimum lease payments   1,173,797
                     Less valuation allowance                   (244,993)
                                                               ---------
                     Net financing receivables                   928,804
                     Less current portion                       (208,583)
                                                               ---------
                     Long-term portion                          $720,221
                                                               =========

     These sales-type leases are for a term of three years. The annual minimum lease payments are subject to adjustment based on usage of the leased units in accordance with the provisions of the lease agreements.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2003

NOTE E  RECEIVABLES FROM A MAJOR CUSTOMER

     Under a multi-year sales contract, the Company sold equipment (EECP units) to a customer engaged in establishing a national network of EECP centers under sales-type leases aggregating revenues of $3,160,792 in fiscal 2002. No additional equipment has been sold to this customer during fiscal 2003. At August 31, 2002, financing receivables of approximately $2,558,000 from these sales-type lease transactions with this customer were outstanding. In addition, in March 2002, the Company provided a $500,000 unsecured loan to this customer. This financing was part of an aggregate $3.2 million credit facility, subject to certain conditions, executed by the customer with the Company and an unaffiliated lender in January 2002, under which the Company had no further financing obligation. The customer issued two notes to the Company of $250,000 each in connection with two EECP centers that bore interest at 18% per annum and were scheduled to mature in September 2005. Payments of principal and interest under these notes was scheduled to commence in April 2003 in varying amounts determined by a formula based upon cash generated, as defined in the loan agreement. In connection with this financing, the customer issued to the Company a warrant to purchase 52,620 of its common shares at $2.20 per share expiring in January 2007. The warrant contains a repurchase option for a 30-day period beginning December 1, 2006 (assuming no earlier liquidity event has taken place, as defined) that allowed the Company, at its option, to require the customer to redeem the warrant for $249,945. The warrant value is collateralized by a subordinated security interest in the customer's accounts receivable. As noted below, the customer ceased operations in November 2002, and, as a result, it does not appear that the Company will receive any proceeds from the redemption of the warrant.

     In late August 2002, this customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. In September, the Company was notified by this customer of recent circumstances that precluded their ability to remain current under their financing obligations to the Company. Based on their situation, for which the customer was attempting to remedy through a recapitalization, significant uncertainties existed in connection with the ongoing viability of their business. Accordingly, management decided to write-off, in full, all funds due from this customer as of August 31, 2002, which aggregated approximately $3,000,000, including the present carrying amount of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment. During the second quarter, the customer ceased operations and the Company was able to successfully recover all of the units that it had sold under sales-type leases to the customer back into its finished goods inventory and recorded a bad debt recovery of $479,000, which represented the present carrying amount of the equipment. The Company has redeployed certain pieces of the equipment while other pieces have been returned to the Company's inventory.

NOTE F  LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

     The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over a fifteen-year term and are secured by the building. At February 28, 2003, $1,084,632 remains outstanding in connection with these notes.

     The Company maintains a secured revolving credit line with a bank. The credit line, as amended in October 2002, provides for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points (3.4% at February 28, 2003). At February 28, 2003, $2,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. However, in April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In addition, the line is secured by substantially all the tangible assets of the Company. At February 28, 2003, the Company did not meet the minimum requirements of the interest coverage and tangible net worth covenants but has received a waiver from the bank for the third quarter. Management expects, based upon its internal forecasts, that the Company will be in compliance with the covenants in future quarters, however, there can be no assurance that it will be in compliance or that the bank will issue future waivers. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2003

NOTE G  WARRANTY COSTS

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

     The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Deferred revenues related to extended warranties are $1,588,494 and $991,204 at February 28, 2003 and May 31, 2002, respectively. Service costs are expensed as incurred. The changes in the Company's product warranty liability are as follows:

                                                              Nine months ended Nine months ended
                                                                  February 28,   February 28,
                                                                         2003           2002
                                                                  -----------    -----------
        Warranty liability at the beginning of the period            $991,000     $1,055,000
        Expense for new warranties issued                             540,000        576,000
        Warranty claims                                              (689,000)      (590,000)
                                                                     --------     ----------
        Warranty liability at end of period                          $842,000     $1,041,000
                                                                     ========     ==========

                                                             Three months ended Three months ended
                                                                  February 28,   February 28,
                                                                         2003           2002
                                                                  -----------    -----------
        Warranty liability at the beginning of the period            $869,000     $1,010,000
        Expense for new warranties issued                             204,000        176,000
        Warranty claims                                              (231,000)      (145,000)
                                                                     --------     ----------
        Warranty liability at end of period                          $842,000     $1,041,000
                                                                     ========     ==========

NOTE H - STOCKHOLDERS' EQUITY

     In the nine-month period of fiscal 2003, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to employees and directors to purchase an aggregate of 395,000 shares and 120,000 shares, respectively, of common stock, at exercise prices ranging from $.72 to $1.67 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). Subsequent to February 28, 2003, stock options under the 1999 Plan were granted to employees to purchase an aggregate of 560,000 shares of common stock at exercise prices ranging from $.71 to $.91 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     In the nine-month period of fiscal 2003, warrants to purchase 500,000 shares of common stock were exercised, aggregating $225,000 in proceeds to the Company.

     On February 14, 2003, the Company was notified by The Nasdaq Stock Market, Inc. that it was not in compliance with the minimum $1.00 per share requirement for continued inclusion and that it would be provided 180 days to regain compliance. If compliance is not demonstrated by that time, the Company would likely be granted an additional 180-day grace period in which to regain compliance because it continues to meet Nasdaq's initial listing criteria. Ultimately, non-compliance could result in Nasdaq delisting the Company's common stock. Such delisting could have an adverse effect on the liquidity of the Company's common stock and could also impact the Company's ability to raise additional equity capital, if necessary.

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2003

NOTE I  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 5,753,000 and 1,985,000 shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended February 28, 2003 and 2002, respectively, because the effect of their inclusion would be antidilutive. Options and warrants to purchase 4,708,000 and 2,189,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended February 28, 2003 and 2002, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                Nine months ended Feb. 28,       Three months ended Feb. 28,
                                                    2003           2002             2003              2002
                                                    ----           ----             ----              ----
Numerator:
   Basic and diluted earnings (loss)         $(4,805,239)    $2,346,084          $25,831           $98,268
                                             ============    ==========          =======           =======
Denominator:
   Basic - weighted average shares            57,647,032     57,231,460       57,809,120        57,281,353
     Stock options                                     -      1,677,215           26,721         1,568,948
     Warrants                                          -        629,954          242,493           618,314
                                            ------------     ----------       ----------        ----------
   Diluted - weighted average shares          57,647,032     59,538,629       58,078,334        59,468,615
                                            ============     ==========       ==========        ==========
Basic and diluted earnings (loss) per share        $(.08)          $.04             $.00              $.00
                                                  ======           ====             ====              ====

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------

     In October 2002, the Company and its Chief Executive Officer entered into a termination and consulting agreement, whereby the employment agreement that had previously existed between the parties was terminated. As a result of this termination, the Company will pay to the former employee a severance payment of $240,000 in equal monthly installments through October 31, 2003. The Company has recorded a charge to operations during the three- month period ended November 30, 2002 to reflect this obligation. The consulting agreement, which expires on December 31, 2003, provides for a consulting fee of $40,000 to be paid in equal monthly installments over the term of the agreement. Further, the consulting agreement provides for the continued vesting of stock options that had been previously granted to the employee which would have otherwise vested during the term of the agreement. The terms of the original option grants provided for vesting throughout the period that the former employee was employed by or provided services to the Company. There were no other modifications to any of the previously granted stock options. The Company measured the fair value of the unvested options as of the date of the termination and consulting agreement and has recorded a charge to operations of approximately $25,000 as a result of this modification.

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

     The approximate aggregate minimum compensation obligations under active employment agreements at February 28, 2003 are summarized as follows:

                Twelve months ended February 28,         Amount
                --------------------------------         ------
                                        2004            $370,000
                                        2005             284,000
                                                        --------
                                                        $654,000
                                                        ========

                       Vasomedical, Inc. and Subsidiaries
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2003

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

Litigation
----------

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. In October 2002, the Company settled this matter for $600,000 through the execution of an agreement that enables the Company to satisfy this obligation over a four-year period ($200,000 in fiscal 2003, $133,000 each in fiscal years 2004 and 2005 and $134,000 in fiscal 2006).
Accordingly, the Company recorded a $600,000 charge to operations in the six-month period ended November 30, 2002. During the quarter ended February 28, 2003, the Company paid $200,000 to the warrant holder pursuant to the terms of the settlement agreement.

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

Purchase Commitments
--------------------

     At February 28, 2003, the Company had no outstanding purchase commitments with FLSC, a Chinese company that has assumed the operational activities of Vamed, another Chinese company, for the manufacture of its earlier-generation EECP Model MC2 system. At May 31, 2002, such outstanding commitments were $324,000. Requirements for this earlier-generation system are expected to be minimal, if any, and the Company believes that FLSC will be able to meet any future needs for this system.

Indemnifications
----------------

     The Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company's directors and officers' insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of February 28, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Nine Months and Three Months Ended February 28, 2003 and 2002
-------------------------------------------------------------

     The Company generated revenues from the sale, lease and service of EECP systems of $18,336,000 and $26,189,000 for the nine-month periods ended February 28, 2003 and 2002, respectively, representing a 30% decrease, and $7,153,000 and $8,019,000 for the three-month periods ended February 28, 2003 and 2002, respectively, representing an 11% decrease. The Company generated earnings
(loss) before income taxes of $(6,346,000) and $3,822,000 for the nine-month periods ended February 28, 2003 and 2002, respectively, and $69,000 and $243,000 for the three-month periods ended February 28, 2003 and 2002, respectively. The Company reported net earnings (loss) of $(4,805,000) and $2,346,000 for the nine-months periods ended February 28, 2003 and 2002, respectively, after recognition of an income tax provision (benefit) of $(1,540,000) and $1,476,000, respectively. The Company reported net earnings of $26,000 and $98,000 for the three-month periods ended February 28, 2003 and 2002, respectively, after recognition of an income tax provision of $43,000 and $144,000, respectively.

     The  decrease  in  revenues  for the nine  and  three-month  periods  ended
February 28, 2003 as compared to February 28, 2002 are a result of the following:

(1) The Company's prior-year nine and three month period revenues were favorably impacted by $3,464,000 and $880,000, respectively, resulting from the shipment of EECP units under sales-type leases. There was no equipment sold under sales-type leases in the current quarterly periods and the Company does not expect fiscal 2003 revenues from sales-type leases to be significant, if at all. The Company offered equipment under sales- type leases only to select customers in the past, based upon, among other things, the customers' business model and history with the Company.

(2) Revenues in fiscal 2003 were affected by several factors including, an increase in the duration of the selling cycle of the Company's EECP systems, the two-month delay by the Centers for Medicare and Medicaid Services (CMS) in updating annual reimbursement rates, and reduced average unit selling prices. Factors that have created a longer selling cycle for EECP systems include, among other things, (a) a change in the mix of prospective customers toward larger medical practices and hospitals which have longer decision-making processes; (b) inconsistent or inadequate reimbursement coverage policies among certain third-party insurers; and (c) general economic conditions. Factors that have contributed to reduced average selling prices include increased competition and general economic conditions. Revenues from equipment sales were adversely impacted by reductions in average selling prices by approximately $1,500,000 and $400,000 for the nine and three-month periods ended February 28, 2003, respectively.

     The Company's revenue growth over the last several fiscal year periods resulted primarily from the increase in cardiology practices and hospitals who became providers of EECP therapy following the announcement by CMS in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six-month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry, as well as numerous other studies reported and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

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

     In late December, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2003 that were expected to result in a new national average payment level of approximately $195 per session for the Company's EECP therapy, or $6,841 per standard course of treatment. The new proposed average payment reflected a 27% increase in the national average reimbursement for EECP over 2002 levels. In February 2003, CMS finalized its December proposal which further increased the national average payment level to approximately $208 per session for the Company's EECP therapy, or $7,280 per standard course of treatment, resulting in an increase of 35% over 2002 levels. The national average payment rate for the therapy has increased by 60% since January 2000. The new rates took effect March 1, 2003.

     Gross profit margins for the nine months ended February 28, 2003 and 2002 and were 63% and 70%, respectively. Gross profit margins for the three months ended February 28, 2003 and 2002 and were 61% and 67%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors which results in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in overall gross profit for the nine months ended February 28, 2003 compared to 2002 primarily resulted from increases in product costs due to greater absorption of overhead expenses as a result of lower production levels as well as overall reductions in the average selling price of EECP units.

     Selling, general and administrative (SG&A) expenses for the nine months ended February 28, 2003 and 2002 were $10,877,000 and $9,880,000, respectively. For the three months ended February 28, 2003 and 2002, SG&A expenses were $3,013,000 and $3,105,000, respectively. The increase in the percentage of SG&A expenses as a percentage of sales was primarily due to the significant decrease in revenues from the prior comparable periods, as discussed above. The increase in SG&A expenses, on an absolute basis, from the comparable prior fiscal periods resulted primarily from a $600,000 accrual arising from the settlement of litigation in the first quarter, non-recurring charges of $420,000 for employee severance arrangements and executive recruiting fees in the second quarter, and general increases in professional and consulting fees of approximately $150,000, offset by overall decreases in sales related expenses due to decreased revenues.

     Research and development (R&D) expenses of $3,521,000 (19% of revenues) for the nine months ended February 28, 2003 decreased by $473,000, or 12%, from the prior nine months ended February 28, 2002 of $3,994,000 (15% of revenues). R&D expenses are primarily impacted by the PEECH clinical trial in heart failure and other clinical initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to continue its investments in product development and clinical trials in fiscal 2003 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes.

     During the first, second and third quarters of fiscal 2003, the Company charged $3,249,000, $12,000 (which was net of bad debt recoveries of $479,000) and $281,000, respectively, to its provision for doubtful accounts as compared to $99,000 in each of the first and second quarters of fiscal 2002 and $407,000 for the third quarter of fiscal 2002. These charges primarily resulted from of a full write-off of receivables, including the present carrying amount of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment, with respect to a major customer during the first quarter of fiscal 2003, as well as specific reserves against certain international accounts for which extended credit terms were offered. During the second quarter, the Company was able to successfully recover all of the units that it had sold under sales-type leases to the aforementioned major customer back into its finished goods inventory and recorded a bad debt recovery of $479,408, which represented the present carrying amount of the equipment. The Company has redeployed certain pieces of the equipment while certain other pieces have been returned to the Company's inventory.

     The decrease in interest income from the prior periods is the direct result of interest income related to certain equipment sold under sales-type leases reported in fiscal 2002 and during the first quarter of fiscal 2003, as well as declining interest rates this year over last year, offset by the increase in the average cash balances invested during the year.

     The increase in interest expense over the prior periods is primarily due to interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as working capital borrowings and related charges under the Company's revolving secured credit facility.

     In the nine months ended February 28, 2003, the Company recorded a benefit for income taxes of $1,540,000, inclusive of a $622,000 valuation allowance on deferred tax assets. This is in contrast to an income tax provision reported in the nine months ended February 28, 2002 of $1,476,000. Ultimate realization of the deferred tax assets, inclusive of the $1,540,000 benefit for income taxes recorded for the nine months ended February 28, 2003, is dependent upon the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

     The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At February 28, 2003, the Company had a cash balance of $4,199,000 and working capital of $11,171,000, compared to a cash balance of $2,968,000 and working capital of $17,225,000 at May 31, 2002. The Company's working capital decreased in the current nine-month period compared to May 31, 2002 primarily due to, among other things described below, the reclassification of approximately $2,400,000 in current deferred tax assets related to the anticipated utilization in fiscal 2003 of net operating loss carryforwards to long-term deferred tax assets as a result of current year operating losses. The Company's operating activities provided (used) cash of $1,151,000 and $(2,146,000) for February 28, 2003 and 2002, respectively. Net cash provided from operations during the nine months ended February 28, 2003 consisted primarily of decreases in accounts receivable, inventories and other current assets and increases in other long-term liabilities, partially offset by decreases in accounts payable and accrued expenses. The decrease in inventories primarily resulted from the management and utilization of raw materials. The decrease in accounts receivable resulted primarily from collection efforts in the period. The Company's management has tightened its sales and credit policies and provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials and management of finished goods inventory levels. Cash provided by operations during the nine months of fiscal 2003 is not necessarily indicative of the results expected in future periods.

     Investing activities used net cash of $224,000 and $248,000 during the nine months ended February 28, 2003 and 2002, respectively. The principal use of cash was for the purchase of property and equipment.

     Financing activities provided cash of $304,000 and $1,830,000 during the nine months ended February 28, 2003 and 2002, respectively. Financing activities during fiscal 2003 and 2002 consisted of the receipt of cash proceeds upon the exercise of Company common stock options and warrants by officers, directors, employees and consultants. In addition, in fiscal 2002, the Company refinanced its long-term obligations on the purchase of its headquarters and warehouse facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. Although the Company was not in compliance with the interest coverage and tangible net worth financial covenants at February 28, 2003, the bank issued a waiver to the Company for that period. Management expects, based upon its internal forecasts, that the Company will be in compliance with the covenants in future quarters, however, there can be no assurance that it will be in compliance or that the bank will issue future waivers. At February 28, 2003, $2,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. In April

2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances.

     On February 14, 2003, the Company was notified by The Nasdaq Stock Market, Inc. that it was not in compliance with the minimum $1.00 per share requirement for continued inclusion and that it would be provided 180 days to regain compliance. If compliance is not demonstrated by that time, the Company would likely be granted an additional 180-day grace period in which to regain compliance because it continues to meet Nasdaq's initial listing criteria. Ultimately, non-compliance could result in Nasdaq delisting the Company's common stock. Such delisting could have an adverse effect on the liquidity of the Company's common stock and could also impact the Company's ability to raise additional equity capital, if necessary.

     Management believes that its working capital position at February 28, 2003, the ongoing commercialization of the EECP system, and the effect of initiatives undertaken to improve our cash position by managing operating expense levels and by strenghthening our sales and credit policies will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 28, 2003:

                                                  Due as of   Due as of 2/28/05    Due as of 2/28/07            Due
                                        Total       2/28/04         and 2/28/06          and 2/28/08     Thereafter
--------------------------------------------------------------------------------------------------------------------
Line-of Credit (1)                 $1,000,000    $1,000,000
Long-Term Debt                      1,198,000        77,000            $173,000             $146,000       $802,000
Operating Leases                      172,000        70,000              81,000               21,000              -
Litigation Settlement                 400,000       133,000             267,000                    -              -
Severance obligations                 160,000       160,000                   -                    -              -
Employment Agreements                 654,000       370,000             284,000                    -              -

                                ------------------------------------------------------------------------------------
Total     Contractual     Cash
Obligations                        $3,584,000    $1,810,000            $805,000             $167,000       $802,000
                                ====================================================================================

(1) The Company maintains a revolving credit agreement that, as amended in October 2002 and April 2003, provides for borrowings of up to $5,000,000
($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein. $2,600,000 is available under the revolving credit agreement, of which $1,000,000 is outstanding at February 28, 2003. In April 2003, the Company repaid all outstanding borrowings under the agreement. The revolving credit agreement expires in February 2005.

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

Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, including delivery and customer acceptance. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred. The cost of the EECP system utilized under operating leases is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases it presently has with one customer. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs which are primarily related to product warranties. Unearned interest income is amortized to income in a manner that produces a constant rate of return on the investment in the sales-type lease. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period.

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

Inventories

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first- in, first-out basis. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

     Except for historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

        None

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits

          10.1 - Amendment No. 2 and Waiver to Credit Agreement dated April 10, 2003 between the Registrant and Fleet National Bank

          99   - Certification of Periodic Report

        (b) Reports on Form 8K: None

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                VASOMEDICAL, INC.

                                        By: /s/ Photios T. Paulson
                                            ------------------------------------
                                            Photios T. Paulson
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

                                            /s/ Joseph A. Giacalone
                                            ------------------------------------
                                            Joseph A. Giacalone
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

Date:  April 10, 2003

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

Date: April 10, 2003

/s/ Photios T. Paulson
-------------------------------
Photios T. Paulson
Chief Executive Officer

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

Date: April 10, 2003

/s/ Joseph A. Giacalone
-----------------------------------
Joseph A. Giacalone
Chief Financial Officer