Form 10-K
period 2003-05-31
VASOMEDICAL INC
filed 2003-08-26
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2003

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 20, 2003, based on the average price on that date, was $50,082,000. At August 20, 2003, the number of shares outstanding of the issuer's common stock was 57,827,690.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III - (Items 10, 11, 12 and 13). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A to the Securities Exchange Act of 1934.

                                     PART I

ITEM ONE - BUSINESS

     Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. When used herein, words such as "anticipates", "believes", "estimates", "expects" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. (the Company), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on the Company's proprietary technology currently indicated for use in cases of angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure (CHF). The Company is also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of other major vascular disease states, including congestive heart failure. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. The Company provides hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     EECP therapy is currently reimbursed by Medicare and numerous other commercial third-party payers for the treatment of refractory angina. The reimbursement rate for a full course of 35 one-hour treatments ranges from $6,000 to $10,500. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes, based upon data published from the International EECP Patient Registry
(IEPR), that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present coverage policy.

The EECP External Counterpulsation Systems

General Discussion

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 950,000 lives in the United States in 2000 and was responsible for 1 of every 2.5 deaths. The American Heart Association
(AHA) reports in its 2003 Heart and Stroke Statistical Update that, if high blood pressure is included, approximately 62 million Americans suffer from some form of cardiovascular disease. Among these, 12.9 million have coronary artery disease, 6.6 million of whom suffer from angina pectoris, a painful and often debilitating complication caused by obstruction of the arteries that supply blood to the myocardium or heart muscle, with an additional 400,000 new cases seen annually. Medications, including vasodilators, are often prescribed to increase blood flow to the coronary arteries. When drugs fail or cease to correct the problem, invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG) are employed. Despite the success of these procedures in lowering the death rate from cardiovascular disease and allowing many to live longer lives, restenosis or reocclusion of the affected vessels remains a problem. Restenosis rates currently reported in the literature for angioplasty and stenting range from 18%
- 50%. Half of all vein grafts in coronary artery bypass procedures exhibit localized or diffuse narrowings within approximately ten years.

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

     According to 2003 AHA data, 2.4 million men and 2.5 million women in the US have the condition. About 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 148% from 1979 to 2000. The prevalence of the disease is growing rapidly as a result of the aging of the population and the improved survival rate of people after heart attacks. Also, because the condition frequently entails visits to the emergency room and in- patient treatment, two-thirds of all hospitalizations for people over age 65 are due to CHF. In addition to careful outpatient care and monitoring, the economic burden of heart failure is enormous. A discussion of this subject in Clinical Cardiology (March 2000) estimated that heart failure management costs in 1999, for the US alone, were $56 billion. Worldwide, 22 million people have CHF and there are over 1 million new cases of CHF each year. Clearly, a treatment that can reduce the incidence of heart failure and alleviate some of this burden would be quickly adopted.

     Given the pressing need to identify new and effective methods to treat CHF, the Company has been actively focusing clinical development resources on CHF. Heart failure offers a good strategic fit with the Company's current angina business and offers an equal or better market opportunity. Unmet clinical needs in CHF are greater than those for angina, as there are no consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that the IEPR currently shows that approximately one- third of patients treated also have a history of CHF and have demonstrated positive outcomes from EECP therapy.

The Systems

     The EECP therapy systems, models MC2 and TS3 (collectively, the system(s)), are advanced treatment systems utilizing fundamental hemodynamic principles to relieve angina pectoris. Treatment is administered to patients on an outpatient basis usually in daily one-hour sessions, 5 days per week over seven weeks for a total of 35 treatments.

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

     Patients usually begin to experience symptomatic relief of angina after 15 or 20 hours of a 35-hour treatment regimen. Positive effects are sustained between treatments and usually persist years after completion of a full course of therapy. Data reported in the April 2000 issue of Clinical Cardiology showed a five-year survival rate for those who respond to EECP therapy of 88%, a rate similar to those seen in contemporary surgical bypass and angioplasty trials, despite the fact that many of the patients who underwent EECP therapy had already failed previous attempts at revascularization. In addition, data collected by the IEPR at the University of Pittsburgh Graduate School of Public Health points to sustained lowering of anginal severity and frequency of attacks at six, twelve and twenty-four months post-treatment.

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

     This 139 patient study, which included a sham-EECP control group, showed that EECP therapy was a safe and effective treatment option for patients suffering from angina pectoris, including those on maximal medication and for whom invasive revascularization procedures were no longer an option. The results of the MUST-EECP study confirmed the clinical benefits described in earlier open trials, namely a decline in anginal frequency, an increase in the ability to exercise and a decrease in exercise-induced signs of myocardial ischemia. Data collected by the IEPR at the University of Pittsburgh Graduate School of Public Health closely mirror the results seen in the MUST-EECP trial.

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

     As part of its program to expand the therapy's indications for use beyond the treatment of angina, the Company applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP in the treatment of CHF. A 32-patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study concluded that EECP therapy increased functional capacity of the patients, was beneficial to left ventricular function and portends to be a useful adjunct to current medical therapy in heart failure patients.

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in most types of heart failure patients was approved. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), began patient enrollment in March 2001 and enrollment is expected to be complete by the end of calendar 2003. The PEECH trial, which presently involves nearly thirty centers and was designed to enroll 180 patients, will evaluate improvements in exercise capacity and quality of life, as well as the reduction in the need for certain medications that CHF patients are typically prescribed. Centers participating in the PEECH trial include, among others, the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Thomas Jefferson University Hospital, University of North Carolina at Chapel Hill, The Minnesota Heart Failure Consortium, Advocate Christ Hospital, Hull Infirmary
(UK), the University of California at San Diego Medical Center, the University of Pittsburgh Medical Center and the Cardiovascular Research Institute. The 510(k) clearance for CHF granted in June 2002 obviated the need to continue this trial for regulatory reasons. However, it is the intention of the Company to use the expected positive clinical outcomes of this trial to establish the clinical validation of EECP as a treatment for CHF and to obtain Medicare and other third-party reimbursement for this indication.

     The IEPR at the University of Pittsburgh Graduate School of Public Health was established in January 1998 to track the outcomes of patients who have undergone EECP therapy. More than one hundred centers have participated in the registry and data from 5,000 patient records has been entered. Phase 2 of the IEPR, planned for an additional 2,500 patients, began enrollment in January 2002 and incorporates sub-studies that are examining treatment beyond 35 hours of treatment, where needed, the presence of protein in the urine of type 2 diabetic patients as a predictor of response to EECP, the effects on peripheral vascular disease, and the effects of sexual function in men. The IEPR is a vital source of information about the effectiveness of EECP in a real-world environment for the medical community at large. For this reason, the Company will continue to provide an ongoing grant to fund the registry to publicize data that assists clinicians in delivering optimal care to patients. Data from the IEPR show that patients continue to receive dramatic benefit at six, twelve and twenty-four months following completion of their course of EECP therapy.

     Over the last several years, the Company's clinical bibliography has expanded to include numerous publications in major peer-review journals, as well as abstracts presented a major medical conferences. Notable among these studies are several discussing the neurohumoral effects of EECP therapy including increases in the levels of nitric oxide, a potent vasodilator and decreases in levels of endothelin a vasoconstrictor as well as the release of certain growth factors.

The Company's Plans

     The Company's short- and long-term plans are to:

     (a) Enlarge the market opportunity, short and long-term, by (i) advancing the progress of marketplace acceptance of EECP as a common treatment for the early and mid-stage (Canadian Class I and II) angina populations and as a viable treatment modality for CHF (principally the chronic patient with NYHA Class II and III) and, (ii) increasing the reimbursed patient base for the existing angina and CHF indications, (iii) continue to drive the clinical validation process for acceptance of EECP as a primary or complimentary therapy for congestive heart failure, (iv) renew the exposure of EECP as an already approved therapy for acute coronary conditions, such as myocardial infarction and cardiogenic shock, and (v) investigate the possible applications of EECP therapy in diabetes disease management, and peripheral vascular and cerebrovascular conditions.

     (b) Continue the development of campaigns to market the benefits of EECP therapy directly to clinicians, third-party payers and patients.

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

     (g) Complete the PEECH clinical trial, publish the results in a major peer-review medical journal and submit data to insurers, including Medicare, for favorable coverage policies.

     (h) Pursue possible investments in creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace.

     (i) Continue to provide an ongoing grant to fund the International EECP Patient Registry at the University of Pittsburgh Graduate School of Public Health to publicize key information relating to patient outcomes.

     (j)  Launch   the   Company's   new  TS4   system   at  the   Transcatheter
          Cardiovascular Therapeutics (TCT) and Heart Failure Society of America meetings in September 2003.

Sales and Marketing
Domestic Operations

     The Company  sells its EECP  systems to  treatment  providers in the United
States through a direct sales force that is supported by an in-house service organization. The Company's sales force is comprised of approximately twenty sales representatives, including management, as well as four independent sales agents.

     The efforts of the Company's sales organization are further supported by a field-based staff of clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established. Training generally takes three days. These centers are closely monitored and their medical charts reviewed for several weeks following the initial training of the center's clinicians to ensure treatment guidelines are being appropriately followed. This clinical applications group is also responsible for training and certification of new personnel at each site, as well as for updating providers on new clinical developments relating to EECP therapy.

     The Company expects to focus more intently on sales to National Accounts. The Company plans to continue developing its relationships with such major U.S. hospital groups as Tenet Healthcare, Kaiser Permanente, Health South, Columbia HCA and with other cardiac care operations that have plans for nationwide expansion. The Company has entered into agreements with three group purchasing organizations: Amerinet, Magnet and MedAxiom. The impact upon our revenues and operating results relating to the agreements with the three group purchasing organizations have not been material to date.

     Vasomedical's continuing transformation to a more commercial, market-driven company will be reflected in its marketing activities planned for 2004 to heighten awareness among clinicians, third-party payers and patients. Such activities are expected to include journal advertising, publication of EECP-related newsletters, support of physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. All of these programs are designed to support the Company's field sales organization. Additional Company marketing activities include supporting direct-to-patient marketing campaigns to individuals suffering from angina and other heart failure related symptoms as well as creating awareness among third-party payers to the benefits of EECP for patients suffering from heart failure as well as angina.

     The Company employs service technicians responsible for the repair and maintenance of EECP systems and, in many instances, on-site training of a customer's biomedical engineering personnel. The Company provides a one-year product warranty that includes parts and labor. The Company offers post-warranty service to its customers under annual service contracts or on a fee-for-service basis.

International Operations

     One of the Company's key objectives has been to appoint distributors in exchange for exclusive marketing rights to EECP in their respective countries. The Company currently has distribution agreements for Canada, Europe (United Kingdom, Italy, Germany, Sweden, Denmark, Netherlands, Greece, Belgium, Ireland, Turkey, Romania) the Middle East (Israel, Saudi Arabia, Egypt, Jordan, Iran, United Arab Emirates, Syria, Kuwait, Lebanon), Russia, India, Pakistan, the Caribbean Basin and the Far East (Japan, Malaysia, Singapore, Taiwan, Thailand, Philippines, Indonesia, Burma, Viet Nam, Laos, Cambodia). Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must assist the Company either to obtain an FDA-equivalent marketing clearance or to establish confirmation clinical evaluations conducted by local opinion leaders in cardiology. Each distributor is responsible for obtaining any required approvals and maintaining an infrastructure to provide post-sales support, including clinical training and product maintenance services. In July 2000, the Company received its medical device license to market its EECP system in Canada and, in November 2002, the Company received the authorization to apply the CE mark for its TS3 system. Foreign regulatory approvals and/or export licenses have been granted for several countries to date and applications are presently pending in Taiwan, Russia and Japan. However, there can be no assurance that all of the Company's distributors will be successful in obtaining proper approvals for the EECP system in their respective countries or that these distributors will be successful in their marketing efforts. The Company plans to enter into additional distribution agreements to enhance its international distribution base. There can be no assurance that the Company will be successful in entering into any additional distribution agreements.

     To date, revenues from international operations have not been significant (fiscal 2003 revenues approximated 5%) but are expected to increase in future years. Marketing activities planned include, among other things, assist in obtaining national or third-party healthcare insurance reimbursement approval, increasing our participation in medical conferences to create greater awareness and acceptance of EECP therapy by clinicians. International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected the Company's business to date.

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

     If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to the enactment of the Medical Device Amendments Act of 1976 or to a device subsequently granted 510(k) market clearance , the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Pursuant to recent amendments to the law, the FDA can now require clinical data or other evidence of safety and effectiveness. The FDA may have authority to deny marketing clearance if the device is not shown to be safe and effective even if the device is otherwise "substantially equivalent". The Company's EECP systems can be marketed in the United States based on the FDA's determination of substantial equivalence. There can be no assurance that the Company's EECP systems will not be reclassified in the future by the FDA and subject to additional regulatory requirements.

     If substantial equivalence cannot be established or if the FDA determines that more extensive efficacy and safety data are in order, the FDA will require the manufacturer to submit an application for a Premarket Approval (PMA) for full review and approval. Management does not believe that the EECP system will ultimately require PMA approval for continued commercialization under its present labeling; however, the Company so designed the protocols for MUST-EECP and PEECH as to be able to generate some of the data needed in the event that a PMA is required at some future date. The Company received notice in June 2000 that its EECP system, when used to treat congestive heart failure patients, would be classified by FDA as a Class III PMA device. However, the FDA reversed that determination in June 2002 and the Company understands from discussions with the FDA that one reason for the change in the regulatory status of EECP for the treatment of congestive heart failure was the result of the agency's reassessment of the safety profile for EECP therapy. As such, the Company filed a 510(k) premarket notification and in June 2002, FDA granted market clearance to all three of the models of the EECP system for a new indication for use in the treatment of congestive heart failure.

     In most countries to which the Company seeks to export the EECP system, it must first obtain documentation from the local medical device regulatory authority stating that the marketing of the device is not in violation of that country's medical device laws. The regulatory review process varies from country to country. The Company has obtained regulatory approval of the EECP system in certain non-domestic markets, including Europe, and is in the process of obtaining such approvals in Taiwan, Russia and Japan.

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

     In June 1998, the Company's EECP System Model MC2 was awarded the CE Mark, which satisfies the regulatory provisions for marketing in all 15 countries of the European Union (EU). The CE Mark was awarded by DGM of Denmark, an official notified regulatory body, under the European Council Directive concerning medical devices. The ISO 9001 and ISO 13485 Certificates, issued by Underwriter's Laboratories (UL), cover the Company's design and manufacturing operation for the EECP systems and recognizes that the Company has established and operates a world-class quality system. In addition, in July 2000, the Company received its license for Level II devices from the Canadian Health authority and, in February 2003, the Company received a certificate from UL regarding its compliance with the Canadian Medical Device Conformity Assessment Standards (CMDCAS). In July 2001, the Company received the UL classified mark, an electrical certification, for its new TS3 system and received authorization to apply the CE Mark for the TS3 in November 2002. This CE certification also enables the Company to begin marketing new or improved EECP products in the EU without undergoing separate review and inspection for each product.

     Compliance with current Good Manufacturing Practices (GMP) regulations is necessary to receive FDA clearance to market new products and to continue to market current products. The Company's manufacturing (including its contract manufacturer), quality control and quality assurance procedures and documentation are currently in compliance, and are subject to periodic inspection and evaluation by the FDA.

Third-Party Reimbursements

     Health care providers, such as hospitals and physicians, that purchase or lease medical devices, such as the EECP system, for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Even if a device has FDA clearance , Medicare and other third-party payers may deny reimbursement if they conclude that the device is not cost-effective, is experimental or is used for an unapproved indication.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of the EECP system for patients with disabling angina pectoris who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions, such as balloon angioplasty and cardiac bypass. In July 1999, CMS communicated payment instructions for the EECP therapy to its contractors around the country, stipulating coverage for services provided on or after July 1, 1999. In January 2000, a national Medicare payment level was established.
Beginning  August 1, 2000,  Medicare  coverage  was  extended  to  include  EECP treatment received on an outpatient basis at hospitals and outpatient clinics under the new APC (Ambulatory Payment Classification) system. The national average payment rate approximated $150 per hourly session. Since January 2000, CMS approved three separate increases to the reimbursement rate for EECP therapy which, effective March 2003, has raised the average Medicare payment approximately 60% cumulatively to $208 per hourly session, or approximately $7,300 for a full course of therapy.

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

     In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the FDA for a new indication for the treatment of congestive heart failure. Congestive heart failure is the single most expensive disease state in the nation. Although CMS has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present definition. The Company intends to apply to CMS for a national coverage policy for EECP specific to CHF when it has completed and analyzed the results of the ongoing PEECH trial, a randomized, controlled clinical study on the use of EECP in CHF patients. The Company expects the enrollment in PEECH to be completed by the end of calendar 2003 and submission of the results to CMS no earlier than the end of calendar 2004.

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

Patents and Trademarks

     The Company owns five US patents that issued in June 1988, September 1996, December 1999, June 2003 and July 2003, which expire at various times between 2005 and 2020. In addition, foreign patents have issued which expire in 2013, and others are pending. At August 1 2003, the Company has two patent applications in the US outstanding regarding aspects of the TS3 system, potential improvements, and new methods of treatment. The Company is planning to pursue these applications in other countries, including members of the European Union. The Company is also planning to file other patent applications regarding specific enhancements to the current EECP models, future generation products, and methods of treatment. Moreover, trademarks have been registered for the names "EECP" and "Natural Bypass", as well as for its widely-recognized man-like figure representing the application of EECP therapy.

     With respect to the patent expiring in fiscal 2005, we do not believe that the expiration of this particular patent will have a material effect on our future operations because the Company's EECP units do not incorporate the features described in this patent.

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

Employees

     As of August 1, 2003, the Company employed 91 full-time persons and 1 part-time person with 22 in direct sales and sales support, 10 in clinical applications, 32 in manufacturing, quality control and technical service, 8 in marketing and customer support, 11 in engineering, regulatory and clinical research and 9 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Manufacturing

     The Company manufactures its EECP Model TS3 at its plant in Westbury, NY and believes its manufacturing facility, in addition to the other warehouse facilities presently under lease, are adequate to meet the current and immediately foreseeable future demand for the production of these systems. The

Company's EECP Model MC2 system was manufactured for the Company by Vamed Medical Instrument Company Ltd. (Vamed), a Chinese company. Early in 2002, Foshan Life Sciences Co. Ltd. (FLSC), a Chinese joint venture comprised of a Florida company and Vamed, assumed the operational activities for manufacturing the EECP Model MC2 systems and accessories for the Company pursuant to separate purchase orders issued by the Company. The Company believes that FLSC will be able to meet the Company's future need for this Model MC2 system.

ITEM TWO - PROPERTIES

     The Company owns its 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. The Company leases approximately 7,100 square feet of additional warehouse space under two operating leases with non-affiliated landlords, of which one expires in October 2003 and the other in September 2006, at an annual cost of approximately $70,000. Management believes that the Company can renegotiate the lease that will expire in October 2003 or lease other available space under reasonable terms and that these combined facilities are adequate to meet its current needs and should continue to be adequate for the immediately foreseeable future.

ITEM THREE - LEGAL PROCEEDINGS

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. In October 2002, the Company settled this matter for $600,000 through the execution of an agreement that enables the Company to satisfy this obligation over a four-year period ($200,000 in fiscal 2003, $100,000 in fiscal 2004, $133,000 each in fiscal years 2005 and 2006 and
$34,000 in fiscal 2007). Accordingly, the Company recorded a $600,000 charge to operations in fiscal 2003. In December 2002, the Company paid $200,000 to the warrant holder pursuant to the terms of the settlement agreement.

     In or about late June 2002, the Company was notified by a letter from the domestic counsel for Foshan Life Sciences Co. Ltd. (FLSC), a joint venture comprised of a Florida company and Vamed Medical Instrument Company Limited (Vamed), a Chinese company with whom the Company had an agreement to manufacture the Company's EECP Model MC2 system, that FLSC was initiating an arbitration proceeding before the Hong Kong International Arbitration Council (HKIAC) to recover compensatory and punitive damages in excess of $1,000,000 and injunctive relief based upon claims of breach of the manufacturing agreement, tortious interference and misappropriation of confidential information and trade secrets. Although possessing several substantive defenses to these claims, the Company initially has challenged the HKIAC's right to hear and determine the dispute on the ground that FLSC is neither a legitimate nor recognized party to the manufacturing agreement which provides for such arbitration and, therefore, is not entitled to enforce the same. The Company demanded on July 3, 2002 that FLSC deposit with the HKIAC security to cover the Company's costs of arbitration. To date, FLSC has neither responded to the Company's demand for security nor apparently filed a formal statement of claim with the HKIAC.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM under the symbol VASO. The approximate number of record holders of Common Stock as of August 1, 2003 was approximately 1,000, which does not include approximately 31,600 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the Common Stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock MarketSM for the fiscal periods specified.

                           Fiscal 2003                 Fiscal 2002
                       High           Low          High           Low
First Quarter          $3.00         $1.25         $4.32         $3.51
Second Quarter         $1.85         $0.52         $3.75         $2.26
Third Quarter          $1.20         $0.70         $4.02         $2.65
Fourth Quarter         $1.60         $0.63         $3.30         $1.65

     The last bid price of the Company's Common Stock on August 20, 2003 was $.92 per share. The Company has never paid any cash dividends on its Common Stock. While the Company does not intend to pay cash dividends in the foreseeable future, payment of cash dividends, if any, will be dependent upon the earnings and financial position of the Company, investment opportunities and such other factors as the Board of Directors deems pertinent. Stock dividends, if any, also will be dependent on such factors as the Board of Directors deems pertinent.

ITEM SIX - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31, 2003 as derived from the Company's audited consolidated financial statements. These data should be read in conjunction with the consolidated financial statements of the Company, related notes and other financial information.

                                                                              Year ended May 31,
                                                      2003           2002            2001           2000            1999
Statements of Earnings

Revenues                                          $24,823,619    $34,830,471     $27,508,338    $13,673,632      $6,024,263
Cost of sales and services                          9,251,221     10,538,731       7,910,359      3,277,700       2,035,578
                                                -------------- -------------- --------------- -------------- ---------------
   Gross profit                                    15,572,398     24,291,740      19,597,979     10,395,932       3,988,685

Selling, general & administrative expenses         13,714,913     13,686,958      11,634,965      7,383,567       6,207,924
Research and development expenses                   4,544,822      5,112,258       2,554,470      1,413,464         706,934
Provision for doubtful accounts                     3,728,484      1,304,000         325,000        400,000               -
Interest and financing costs                          186,574         98,140          48,294          7,302          11,880
Interest and other income, net                      (176,724)      (249,722)       (201,992)       (99,317)       (115,064)
                                                -------------- -------------- --------------- -------------- ---------------
                                                   21,998,069     19,951,634      14,360,737      9,105,016       6,811,674
                                                -------------- -------------- --------------- -------------- ---------------
Earnings (loss) before income taxes               (6,425,671)      4,340,106       5,237,242      1,290,916     (2,822,989)

Income tax (expense) benefit, net                   1,634,688    (1,554,000)       6,457,108        400,000              -
                                                -------------- -------------- --------------- -------------- ---------------

Net earnings (loss)                               (4,790,983)      2,786,106      11,694,350      1,690,916     (2,822,989)

Deemed dividend on preferred stock                          -              -               -              -       (864,000)
Preferred stock dividend requirement                        -              -               -       (94,122)       (205,163)

                                                -------------- -------------- --------------- -------------- ---------------
Earnings (loss) applicable to
 common stockholders                             $(4,790,983)     $2,786,106     $11,694,350     $1,596,794    $(3,892,152)
                                                ============== ============== =============== ============== ===============

Net earnings (loss) per common share
    - basic                                            $(.08)           $.05            $.21           $.03          $(.08)
                                                ============== ============== =============== ============== ===============
    - diluted                                          $(.08)           $.05            $.20           $.03          $(.08)
                                                ============== ============== =============== ============== ===============
Weighted average common shares
  outstanding - basic                              57,647,032     57,251,035      56,571,402     52,580,623      49,371,574
                                                ============== ============== =============== ============== ===============
              - diluted                            57,647,032     59,468,092      59,927,199     57,141,949      49,371,574
                                                ============== ============== =============== ============== ===============

Balance Sheet

Working capital                                   $11,478,092    $17,225,434     $16,214,655     $7,380,236      $2,174,774
Total assets                                      $35,327,550    $41,418,258     $36,518,974    $10,588,962      $5,198,172
Long-term debt                                     $1,177,804     $1,072,716      $1,108,593             $-              $-
Stockholders' equity (1)                          $27,319,302    $31,602,604     $28,508,729     $7,943,770      $3,153,533

__________________
(1) No cash dividends on common stock were declared during any of the above periods.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended May 31, 2003 and 2002

     The Company generated revenues from the sale, lease and service of EECP systems of $24,824,000 and $34,830,000 for fiscal 2003 and fiscal 2002, respectively, representing a 29% decrease. The Company generated earnings (loss) before income taxes of $(6,426,000) and $4,340,000 for fiscal 2003 and fiscal 2002, respectively. The Company reported net earnings (loss) of $(4,791,000) and $2,786,000 for fiscal 2003 and fiscal 2002, respectively, after recognition of an income tax provision (benefit) of $(1,635,000) and $1,554,000, respectively.

     The decrease in revenues in fiscal 2003 as compared to fiscal 2002 is a result of the following:

(1) The Company's prior-year period revenues were favorably impacted by $4,187,000 resulting from the shipment of EECP units under sales-type leases. There was no equipment sold under sales-type leases in fiscal 2003. The Company offered equipment under sales-type leases only to select customers in the past, based upon, among other things, the customers' business model and history with the Company.

(2) Revenues in fiscal 2003 were affected by several factors including, an increase in the duration of the selling cycle of the Company's EECP systems and reduced average unit selling prices. Factors that have caused a longer selling cycle for EECP systems include, among other things, (a) a change in the mix of prospective customers toward larger medical practices and hospitals which have longer decision-making processes; (b) inconsistent or inadequate reimbursement coverage policies among certain third-party insurers; and (c) general economic conditions. Factors that have contributed to reduced average selling prices include increased competition and general economic conditions. Fiscal 2003 revenues from equipment sales were adversely impacted by reductions in average selling prices aggregating approximately $5,100,000.

(3) Revenues from non-domestic business were $1,122,000, accounting for nearly 5% of total revenues compared to $2,725,000, or 8%, in fiscal 2002.

     The Company's revenue growth over the last several prior fiscal year periods through 2002 resulted primarily from the increase in cardiology practices and hospitals who became providers of EECP therapy following the announcement by the Centers for Medicare and Medicaid Services (CMS) in February 1999 of its decision to extend Medicare coverage nationally to the Company's noninvasive, outpatient treatment for coronary artery disease. CMS is the federal agency that administers the Medicare program for approximately 39 million beneficiaries. In addition, the results of the Company's multicenter, prospective, randomized, blinded, controlled clinical study of EECP (MUST-EECP) were published in the June 1999 issue of the Journal of the American College of Cardiology. Interest in EECP therapy has also been spurred by the announcement of the results of six- month, twelve-month and twenty-four month post-treatment outcomes reported by the International EECP Patient Registry, as well as numerous other studies reported and presented at major scientific meetings, including the American Heart Association (AHA) and the American College of Cardiology (ACC) annual meetings.

     The Company continues to be optimistic about its future. In June 2002, the Company announced that all three of its models of the EECP system had been granted a 510(k) market clearance from the Food and Drug Administration (FDA) for a new indication for the treatment of congestive heart failure. Congestive heart failure afflicts more than 5 million people in the United States alone, with more than 550,000 new patients diagnosed every year. It is the single most expensive disease state in the nation, accounting for more than $40 billion in direct and indirect medical costs. EECP therapy was the featured topic at a CME (Continuing Medical Education) satellite symposium held at the Heart Failure Society of America's Sixth Annual Scientific Meeting in September where over 300 heart failure specialists attended the symposium, entitled "Enhanced External Counterpulsation: A Novel Potential Approach to Heart Failure," which was sponsored by the University of Minnesota and supported by an educational grant from the Company. Vasomedical's multicenter, randomized, controlled, PEECH (Prospective Evaluation of EECP in Congestive Heart Failure) trial, which is at 80% enrollment, is of significant importance and should confirm the benefits of EECP for heart failure patients that have been observed to date in smaller studies and lead to more widespread acceptance and adoption of the therapy in clinical practice. The Company's heart failure feasibility study was published in the July/August 2002 issue of the journal Congestive Heart Failure.

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

     Gross profit margins for fiscal 2003 and fiscal 2002 and were 63% and 70%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non- domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in overall gross profit for fiscal 2003 compared to 2002 primarily resulted from increases in unit costs, due to lower production levels, as well as overall reductions in the average selling price of EECP units.

     Selling, general and administrative (SG&A) expenses for fiscal 2003 and fiscal 2002 were $13,715,000 (55% of revenues) and $13,687,000 (39% of revenues), respectively. The increase in the percentage of SG&A expenses as a percentage of sales was primarily due to the significant decrease in revenues from the prior comparable periods, as discussed above. The increase in SG&A expenses, on an absolute basis, from the comparable prior fiscal periods resulted primarily from a $600,000 accrual arising from the settlement of litigation in the first quarter, non-recurring charges of $420,000 for employee severance arrangements and executive recruiting fees in the second quarter, partially offset by overall decreases in sales related expenses due to decreased revenues.

     Research and development (R&D) expenses of $4,545,000 (18% of revenues) for fiscal 2003 decreased by $567,000, or 11%, from fiscal 2002 R&D expenses of $5,112,000 (15% of revenues). R&D expenses are primarily impacted by the PEECH clinical trial in heart failure and other clinical initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to continue its investments in product development and clinical trials in fiscal 2004 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes.

     During fiscal 2003, the Company charged $3,728,000 (net of bad debt recoveries of $494,000) to its provision for doubtful accounts as compared to $1,304,000 in fiscal 2002. These charges primarily resulted from the write-off of receivables from a major customer during the first quarter of fiscal 2003 of approximately $3,000,000 due to significant uncertainties related to this customer's ability to satisfy its financial obligations to the Company (Note C), as well as specific reserves against certain domestic and international accounts that defaulted on their payment obligations. During the second quarter of fiscal 2003, the Company was able to successfully recover all of the units that it had sold under sales-type leases to the aforementioned major customer back into its finished goods inventory and recorded a bad debt recovery of $479,408, which represented the present carrying amount of the equipment. The Company redeployed certain pieces of the equipment while certain other pieces were returned to the Company's inventory for resale.

     The Company's standard payment terms on its equipment sales are generally net 30 days and do not contain "right of return" provisions. The Company has historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for its EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. However, in fiscal 2003, approximately 2% of revenues were generated from sales in which extended payment terms were offered and no sales-type leases were offered. In fiscal 2003, approximately $454,000 included in the provision for doubtful accounts related to specific accounts that had been offered extended payment terms, while $752,000 included in the provision for doubtful accounts related to accounts offered standard terms. At May 31, 2003, $1,033,000, or 17%, of gross accounts receivable represent accounts offered extended payment terms. In general, reserves are generally calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As the Company is creating a new market for EECP and recognizes the challenges that some customers may encounter, it has opted, at times, on a customer-by- customer basis, to recover its equipment instead of pursuing other legal remedies against these customers, which necessitated the recording of a reserve or a write-off by the Company.

     Sales-type leases are for terms ranging from three to six years. The annual minimum lease payments are subject to adjustment based on usage of the leased units and, if applicable, balloon payments may be required at the end of the lease term. In fiscal 2003, approximately $2,500,000 included in the provision for doubtful accounts resulted from financing receivables and a loan written-off in connection with the major customer described above. At May 31, 2003, net financing receivables to one customer were $679,000.

     The decrease in interest income from the prior fiscal period is the direct result of a decrease in interest income related to certain equipment sold under sales-type leases to a major customer reported in fiscal 2002 and during the first quarter of fiscal 2003, as well as declining interest rates this year over last year, offset by the increase in the average cash balances invested during the current year.

     The increase in interest expense over the prior periods is primarily due to interest on working capital borrowings and related charges under the Company's revolving secured credit facility, as well as loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility.

     In fiscal 2003, the Company recorded a net benefit for income taxes of $1,635,000, inclusive of a $622,000 valuation allowance on deferred tax assets. This is in contrast to an income tax provision reported in fiscal 2002 of $1,554,000. Ultimate realization of the deferred tax assets, inclusive of the $1,891,000 deferred tax benefit recorded in fiscal 2003, is dependent upon the Company generating sufficient taxable income prior to the expiration of the loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("FAS 109"), management concluded, based upon the weight of available evidence, that it is more likely than not that all of the deferred tax assets would be realized. It is management's belief that realization of the deferred tax asset is not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and believes that the Company is positioned for long-term growth despite the results achieved in fiscal 2003 (much of which was unexpected and non-recurring, including the write-off of approximately $2,600,000 in financing receivables and loan from the default of one customer, a $600,000 litigation settlement and $400,000 in employee severance payments and related expenses).

     The following factors are anticipated to positively impact the future of the Company's business activities and initiatives:

     A. A large and increasing worldwide patient population with cardiovascular disease demanding new choices of therapy, leading to increased coverage by CMS (in the US) and other foreign regulatory bodies. The estimated US patient population for angina patients is approximately 6.2 million and approximately 5 million patients for heart failure.

     B.   Medicare  coverage  rates  for EECP have  risen in each  year  since a
          national  rate  was  established  in  January  2000,   increasing  60%
          cumulatively.

     C. Potential extension of Medicare coverage to include all classes of angina (beyond the present Class III/IV indication, for which the Company estimates the annual patient population in the US alone is 150,000, necessitating an installed base in excess of 3,000 systems).

     D. Approval of Medicare coverage and other third-party payer policies specific to the congestive heart failure indication. The results of the Company's ongoing PEECH trial are likely a pre-requisite for significant coverage policies. The PEECH trial results are expected to be favorable (based upon a published feasibility study and other analyses) and should be available in early 2005. The combination of favorable PEECH trial results and Medicare reimbursement would likely be a significant catalyst for significant Company growth.

     E. A cardiology community with a mandate to offer patients new disease management solutions providing effective clinical and economic outcomes. The Company has cultivated relationships with many of the leading institutions and cardiologists (as evidenced in its roster of PEECH study sites). The Company's Scientific Council is comprised of leading academic cardiologists, many of whom are past presidents of the American College of Cardiology, the American Heart Association or the Heart Failure Society of America.

     F. The accumulation of EECP clinical validation and removal of obstacles to third-party insurance reimbursement. Numerous abstracts and publications are presented each year at major scientific meetings worldwide. The Company estimates that more than 300 third party payers reimburse for EECP therapy, many on a routine basis.

     G. Expanded base of future FDA-cleared indications to more effectively penetrate the hospital market, particularly with respect to heart failure (for which FDA clearance was received in June 2002), acute coronary syndromes (also cleared by FDA), diabetes management, and peripheral and cerebrovascular diseases.

     H. Initiatives planned to lower the standard cost of the Company's EECP systems, improving margins or preserving them from further erosion.

     I. The Company has a large, non-domestic market opportunity that is developing through a network of local independent distributors, primarily in Europe for which the Company has received the CE Mark (FDA-clearance equivalent).

     J. Continuing to prove more definitively the mechanism of action by which EECP operates. These smaller scale clinical studies are aimed at convincing those with lingering doubt about EECP's effectiveness that the therapy is, indeed, safe and effective and serves to expand the market. Studies have been presented and published in this area.

     K. Increased hardware utility to allow for the use of EECP in an increasing number of patient environments. The EECP TS3 system is mobile and can be used more easily in the hospital environment. Future system modifications could allow for emergency room use.

     The Company acknowledges that certain risk factors have the potential to adversely affect the business opportunity that has been outlined. Initiatives planned to mitigate the impact of such risks have been addressed. They include:

     A. Dependence on outcome of PEECH trial and related reimbursement coverage policies. Presently, the Company is engaged in the PEECH trial, a pivotal study to evaluate the effectiveness of EECP therapy for congestive heart failure patients. The results of this study are likely to be the catalyst for Medicare and other third-party reimbursement coverage policies specific to heart failure. Although the Company has received clearance from the FDA to market for heart failure, medical community acceptance and insurance coverage policies are highly influenced by scientifically proven technologies. The Company had designed its PEECH protocol in cooperation with the FDA and had reached a formal agreement with the FDA that the key parameters of its investigational plan for this trial were appropriate to determine the effectiveness of EECP as an adjunct therapy for heart failure. The Company believes that its PEECH trial is robust and will provide favorable results that should provide a reasonable basis for market acceptance and insurance reimbursement.

     B. Dependence on a single product platform. Current FDA labeling extends beyond chronic stable angina and congestive heart failure to unstable angina, myocardial infarction and cardiogenic shock (i.e., acute coronary syndromes). The Company intends to pursue additional clinical studies to validate the safety and effectiveness of EECP in acute coronary syndromes over the next few years.

     C. Dependence on consistency of research findings about EECP efficacy and increasing acceptance of EECP by the medical community. To that end, the Company has sponsored the International EECP Patient Registry
          (IEPR), maintained at the University of Pittsburgh. Results to date (5,000 patients enrolled) have supported favorable results achieved in the initial trials conducted at the State University of New York at Stony Brook, as well the conclusions from the MUST-EECP multicenter, controlled, randomized and double-blinded efficacy trial completed in 1997. Phase 2 of the registry, known as IEPR II, began enrollment of 2,500 patients in January 2002 and is capturing additional date from angina patients that include, among other things, data related to concomitant heart failure symptoms.

     D. Technological obsolescence of EECP by newly developed process, device or therapy. There is no assurance that such technology couldn't exist in the future to make EECP obsolete. However, there is presently little evidence to suggest it. Several companies are evaluating devices and drugs for heart failure but there is presently no consensus treatment for those patients. Even in the event one or more drugs are developed, it is unlikely that EECP would be replaced completely as many ill patients suffer a myriad of conditions with co-morbid disease states that would make them contraindicated for use. The cardiovascular disease market is so large and the disease so complex that numerous technologies can aggressively and successfully compete in the marketplace.

     E. Competition, through acquisition or development, from companies with superior financial resources and marketing capabilities. There are presently only two competitors with a marketed external counterpulsation system. The Company believes that neither is well capitalized or positioned within the medical community (neither have done extensive clinical trials). The Company estimates having a 75%+ market share and doesn't foresee significant changes.

     F. New or changed regulatory environment that creates unforeseen obstacles, or costs, to continue to market and sell the EECP system. None are known at this time. Such changes in this industry are not swift and would allow, in the opinion of management, sufficient time to modify its business plan or become compliant.

     G. New or changed insurance reimbursement criteria that create, or reinstate, obstacles to physician acceptance of EECP. With respect to Medicare, the Company is confident that rates are now and will remain at sufficient levels to support the Company's growth. In fact, CMS raised rates for EECP treatment by 35% in March 2003 while all other cardiovascular procedures were adjusted downward by 4%. It is unlikely that Medicare rates would drop to a level that would adversely harm the Company's future prospects as EECP is proven to be a cost-effective solution in the management of angina.

     Although ultimate realization of all deferred tax assets is not assured, management has concluded, in accordance with FAS 109, that based upon the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

     Gross profit margins for fiscal 2002 and 2001 were 70% and 71%, respectively. Gross profits are dependent on a number of factors, particularly the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The decrease in gross profit margin for fiscal 2002 compared to 2001 was primarily attributable to a change in the product mix now favoring the new, but more costly, Model TS3 system manufactured in Westbury, NY. Management believes that the increased production costs of TS3 will be offset in the future by manufacturing efficiencies and engineering initiatives toward further product cost reduction. In addition, gross profit margin was further affected by the change in sales mix, inclusive of an 89% increase in revenues from non-domestic business in fiscal 2002 which, as described above, has been less profitable than the Company's domestic business.

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

     In fiscal 2002, the Company charged $1,304,000 to its provision for doubtful accounts, increasing reserves primarily as a result of extended credit terms offered to certain domestic and international customers, as well as a valuation reserve in connection with long-term financing receivables generated by equipment sold under sales-type leases. The Company's standard payment terms on its equipment sales are generally net 30 days and do not contain "right of return" provisions. However, the Company has historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for its EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. In fiscal 2002, approximately $288,000 included in the provision for doubtful accounts related to specific accounts that had been offered extended payment terms, while $666,000 included in the provision for doubtful accounts related to accounts offered standard terms. At May 31, 2002, $5,072,000, or 37%, of gross accounts receivable represent accounts offered extended payment terms. In general, reserves are generally calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As the Company is creating a new market for EECP and recognizes the challenges that some customers may encounter, it has opted, at times, on a customer-by-customer basis, to recover its equipment instead of pursuing other legal remedies against these customers, which necessitated the recording of a reserve or a write-off by the Company.

     Sales-type leases are for terms ranging from three to six years. The annual minimum lease payments are subject to adjustment based on usage of the leased units and, if applicable, balloon payments may be required at the end of the lease term. In fiscal 2002, approximately $350,000 included in the provision for doubtful accounts related to financing receivables to recognize the possibility that some units that were located in centers to be closed by one customer might not be utilized as planned and subsequently default. At May 31, 2002, net financing receivables to two customers were $3,575,000.

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

Liquidity and Capital Resources

     The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At May 31, 2003, the Company had a cash balance of $5,223,000 and working capital of $11,478,000, compared to a cash balance of $2,968,000 and working capital of $17,225,000 at May 31, 2002. The Company's working capital decreased in fiscal 2003 primarily due to, among other things described below, the reclassification of approximately $2,730,000 in current deferred tax assets related to the anticipated utilization in fiscal 2003 of net operating loss carryforwards to long-term deferred tax assets as a result of current year operating losses and management's revised estimate of the anticipated utilization of such deferred asset. The Company's operating activities provided (used) cash of $3,180,000 and $(2,317,000) in fiscal 2003 and fiscal 2002, respectively. Net cash provided from operations during fiscal 2003 consisted primarily of decreases in accounts receivable, inventories and other current assets and increases in other long-term liabilities, partially offset by decreases in accounts payable and accrued expenses. The decrease in inventories primarily resulted from the better management and utilization of raw materials. The decrease in accounts receivable resulted primarily from collection efforts in the period. The Company's management has tightened its sales and credit policies and provides routine oversight with respect to its accounts receivable credit and collection efforts, as well as the procurement of its raw materials and management of finished goods inventory levels. Cash provided by operations in fiscal 2003 may not necessarily be indicative of the results expected in future periods.

     Accounts receivable turnover was 2.5 and 2.7 for the fiscal years ended May 31, 2003 and 2002, respectively, representing a decline of 7%. Accounts receivable turnover has been primarily impacted by the offering of extended payment terms to customers during fiscal 2002. The Company has offered only a limited number of such extended payment terms to customers in fiscal 2003, approximating 2% of equipment sales. At the end of the fourth quarter ended May 31, 2003, net accounts receivable exceeded quarterly revenues by 13%, representing a reduction of 10% from the comparative 2002 period rate of 23%. Other factors that can impact the periodic net accounts receivable to quarterly revenues ratio include sales growth, the type of customer (i.e., physician practice, hospital, distributor) and their payment routine, the timing of respective sales in a given quarterly period and overall economic conditions. The ratio of the allowance for doubtful accounts to gross accounts receivable was 9.4% and 7.9% for the fiscal years ended May 31, 2003 and 2002, respectively. This ratio was adversely affected in fiscal 2003 as a result of additional reserves, primarily on fiscal 2002 revenues. The Company expects each of these ratios to improve in future periods primarily as a result of collections of existing accounts receivable with extended payment terms, limiting the offering of extended payment terms in the future, and continued application of its revised credit policies which include customer deposits and external credit verification and validation.

     Investing activities used net cash of $326,000 and $820,000 during fiscal 2003 and fiscal 2002, respectively. The principal use of cash during fiscal 2003 was for the purchase of property and equipment.

     Financing activities provided (used) cash of $(598,000) and $2,319,000 during fiscal 2003 and fiscal 2002, respectively. Financing activities during fiscal 2003 and fiscal 2002 consisted of the utilization of the Company's credit facility, as well as the receipt of cash proceeds upon the exercise of Company common stock options and warrants by officers, directors, employees and consultants. In addition, in fiscal 2002, the Company refinanced its long-term obligations on the purchase of its headquarters and warehouse facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. Although the Company was not in compliance with certain financial covenants during each of its first three fiscal quarters of 2003, the bank issued waivers to the Company for those periods. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances. At May 31, 2003, the Company did not meet the minimum interest coverage and tangible net worth covenants and future compliance with each of these covenants in the near term is not certain. Management believes, based upon its cash balance ay May 31, 2003 and its internal forecasts, that any limitation on the Company's ability to borrow against this credit facility in fiscal 2004 would not have an adverse effect on the Company's operations.

     On February 14, 2003, the Company was notified by The Nasdaq Stock Market, Inc. that it was not in compliance with the minimum $1.00 per share requirement for continued listing inclusion and that it would be provided 180 days to regain compliance. On June 16, 2003, Nasdaq notified the Company that since the closing bid price of the Company's common stock had been at $1.00 per share or greater for at least ten consecutive trading days, the Company regained compliance and that the issue of non-compliance has been closed.

     Management believes that its working capital position at May 31, 2003, the ongoing commercialization of the EECP system, and the effect of initiatives undertaken to improve our cash position by managing operating expense levels will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of May 31, 2003:

                                                  Due as of   Due as of 5/31/05    Due as of 5/31/07
                                        Total       5/31/04         and 5/31/06          and 5/31/08 Due Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                     $1,286,000      $108,000            $243,000             $149,000       $786,000
Operating Leases                      152,000        61,000              79,000               12,000              -
Litigation Settlement                 400,000       100,000             300,000                    -              -
Severance obligations                 100,000       100,000                   -                    -              -
Employment Agreements                 602,000       398,000             204,000                    -              -
                                ------------------------------------------------------------------------------------
Total      Contractual      Cash   $2,540,000      $767,000            $826,000             $161,000       $786,000
Obligations
                                ====================================================================================

Effects of Inflation

     The Company believes that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2003 includes a summary of the Company's significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies are as follows:

        Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, which includes delivery and customer acceptance. The sale of EECP systems are not subject to a right of return, other than for normal warranty matters, and the Company is not obligated for post-sale upgrades to these systems. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per- use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There are no significant minimum rental commitments on these operating leases at May 31, 2003. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases it presently has with one customer. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs, which are primarily related to product warranties on each unit sold. Unearned interest income is amortized to income in a manner that produces a constant rate of return on the investment in the sales-type lease. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period that the sale is recorded.

     Accounts Receivable/Financing Receivables

     The Company's accounts receivable-trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 60 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

        In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the first quarter of fiscal 2003, management decided to write-off financing receivables under sales-type leases of approximately $2,558,000 as a result of significant uncertainties with respect to a major customer's ability to meet its financial obligations.

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

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Warranty reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated balance sheets. The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

     Deferred revenues related to extended warranties are $1,709,551 and $991,204 at May 31, 2003 and 2002, respectively.

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

     Deferred tax liabilities and assets shall be classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, shall be classified according to the expected reversal date of the temporary difference. The deferred tax asset recorded by the Company relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion reflects the expected utilization of such net operating losses in fiscal 2004. Such allocation is based upon management's internal financial forecast for fiscal 2004 and may be subject to revision based upon actual results.

Stock Compensation

     The Company has four stock-based employee compensation plans, which are described more fully in Note H. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     Pro forma compensation expense may not be indicative of future disclosures because it does not take into effect pro forma compensation expense related to grants before 1995. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Equity instruments issued to nonemployees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

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

     In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the impact of the adoption of EITF 00-21 on its financial statements.

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

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM ELEVEN - EXECUTIVE COMPENSATION

        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM FOURTEEN - CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM FIFTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:

                Schedule II  Valuation and Qualifying Accounts (17)

     All other  schedules are omitted  because they are not  applicable,  or not
     required,   or  because  the  required   information  is  included  in  the
     Consolidated Financial Statements or notes thereto.

(b)  Form 8-K Reports
     ----------------
        None

(c)  Exhibits
     --------
     (3)  (a) Restated Certificate of Incorporation (2) (b) By-Laws (1)
     (4)  (a) Specimen Certificate for Common Stock (1)
          (b) Certificate of Designation of the Preferred Stock, Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (8)
          (d)  Form of  Rights  Agreement  dated  as of March  9,  1995  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (9)
     (10) (a) 1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998 and October 10, 2001, between Registrant and John C.K. Hui
               (4) (9) (13)
          (d)  1997 Stock Option Plan, as amended (10)
          (e)  1999 Stock Option Plan, as amended (11)
          (f) Credit Agreement dated February 21, 2002 between Vasomedical, Inc. and Fleet National Bank (12)
          (g)  Agreement  dated October 1, 2002 between the Registrant and Peter
               F. Cohn (14)
          (h) Termination and Settlement Agreement dated October 21, 2002 between the Registrant and D. Michael Deignan (14)
          (i)  Employment Agreement dated October 28, 2002, and amended June 30,
               2003, between the Registrant and Gregory D. Cash (14) (16)
          (j)  Amendment and Waiver to Credit  Agreement  dated October 18, 2002 between the Vasomedical, Inc. and Fleet National Bank (14)
          (k)  Amendment  No. 2 and Waiver to Credit  Agreement  dated April 10,
               2003 between the Registrant and Fleet National Bank (15)
     (22)      Subsidiaries of the Registrant
                                                                   Percentage
               Name                State of Incorporation       Owned by Company
               ----                ----------------------       ----------------
               Viromedics, Inc.            Delaware                   61%
               180 Linden Avenue Corp.     New York                  100%
     (23)      Consent of Grant Thornton LLP (17)
     (31) Certification Reports pursuant to Securities Exchange Act Rule 13a-14 (17)
     (32) Certification Reports pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (17)
--------------------------
     (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
     (2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
     (3)  Incorporated  by  reference  to Report on Form 8-K dated  November 14,
          1994.
     (4)  Incorporated  by  reference  to Report on Form 8-K dated  January  24,
          1995.
     (5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
     (6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
     (7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
     (8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
     (9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
     (10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
     (11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
     (12) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2002.
     (13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2002.
     (14) Incorporated by reference to Report on Form 10-Q for the quarterly period ended November 30, 2002.
     (15) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2003.
     (16) Incorporated by reference to Report on Form 8-K dated June 30, 2003.
     (17) Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of August, 2003.

                                 VASOMEDICAL, INC.

                                 By: /s/ Gregory D. Cash
                                 -----------------------------------------------
                                 Gregory D. Cash
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 22, 2003 by the following persons in the capacities indicated:

/s/ Alexander G. Bearn           Director
Alexander G. Bearn

/s/ David S. Blumenthal          Director
David S. Blumenthal

/s/ Gregory D. Cash              President, Chief Executive Officer and Director
Gregory D. Cash                  (Principal Executive Officer)

/s/ Abraham E. Cohen             Chairman of the Board
Abraham E. Cohen

/s/ Joseph A. Giacalone          Chief Financial Officer (Principal Financial
Joseph A. Giacalone              and Accounting Officer)

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

/s/ Kenneth W. Rind              Director
Kenneth W. Rind

/s/ E. Donald Shapiro            Director
E. Donald Shapiro

/s/ Anthony Viscusi              Director
Anthony Viscusi

/s/ Forrest R. Whittaker         Director
Forrest R. Whittaker

/s/ Martin Zeiger                Director
Martin Zeiger

                       Vasomedical, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

----------------------------------------------- --------------- ---------------------------- ----------------- -----------------
                   Column A                        Column B              Column C                Column D          Column E
----------------------------------------------- --------------- ---------------------------- ----------------- -----------------
                                                                         Additions
                                                                ----------------------------
                                                                     (1)            (2)
                                                  Balance at      Charged to    Charged to
                                                 beginning of     costs and        other                        Balance at end
                                                    period         expenses      accounts       Deductions        of period
----------------------------------------------- --------------- --------------- ------------ ----------------- -----------------
Allowance for doubtful accounts
  Year ended May 31, 2003                           $1,099,687      $1,227,324                 (a) $1,528,382          $768,629
  Year ended May 31, 2002                             $545,000        $954,000                       $399,313        $1,099,687
  Year ended May 31, 2001                             $400,000        $325,000                       $180,000          $545,000

Valuation Allowance - Financing Receivables
  Year ended May 31, 2003                             $718,879                                       $473,885          $244,994
  Year ended May 31, 2002                                   $-        $718,879                                         $718,879

Reserve for obsolete inventory
  Year ended May 31, 2003                             $180,000        $100,000                                         $280,000
  Year ended May 31, 2002                             $150,000         $30,000                                         $180,000
  Year ended May 31, 2001                                   $-        $150,000                                         $150,000

Valuation Allowance - Deferred Tax Asset
  Year ended May 31, 2003                                   $-        $622,000                                         $622,000
  Year ended May 31, 2002                                   $-                                                               $-
  Year ended May 31, 2001                          $14,665,000                                    $14,665,000                $-

Provision for warranty obligations
  Year ended May 31, 2003                             $991,000        $724,000                       $927,000          $788,000
  Year ended May 31, 2002                           $1,055,000        $780,000                       $844,000          $991,000
  Year ended May 31, 2001                             $387,000      $1,250,000                       $582,000        $1,055,000

(a)      accounts receivable written off, net of $15,000 in recoveries in fiscal 2003

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                         F-2

Financial Statements
        Consolidated Balance Sheets as of May 31, 2003 and 2002            F-3

        Consolidated Statements of Earnings for the
          years ended May 31, 2003, 2002 and 2001                          F-4

        Consolidated Statement of Changes in Stockholders'
          Equity for the years ended May 31, 2003, 2002 and 2001           F-5

        Consolidated Statements of Cash Flows for the
          years ended May 31, 2003, 2002 and 2001                          F-6

        Notes to Consolidated Financial Statements                    F-7 - F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
  Vasomedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II Valuation and Qualifying Accounts for each of the three fiscal years in the period ended May 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ GRANT THORNTON LLP
----------------------
GRANT THORNTON LLP


Melville, New York
August 1, 2003

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                       May 31,
                                                                                 2003           2002
                                                                                 ----           ----

          ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                            $5,222,847     $2,967,627
          Accounts receivable, net of an allowance for doubtful accounts
            of $768,629 and $1,099,687 at May 31, 2003 and 2002, respectively   7,377,118     12,682,725
          Inventories                                                           3,439,567      4,902,121
          Deferred income taxes                                                   303,000      3,033,000
          Financing receivables, net                                              264,090        633,786
          Other current assets                                                    268,231        627,243
                                                                              -----------    -----------
                  Total current assets                                         16,874,853     24,846,502
PROPERTY AND EQUIPMENT, net                                                     3,233,158      3,252,030
FINANCING RECEIVABLES, net                                                        679,296      2,941,587
NOTES RECEIVABLE                                                                        -        512,329
DEFERRED INCOME TAXES                                                          14,279,000      9,658,000
OTHER ASSETS                                                                      261,243        207,810
                                                                              -----------    -----------
                                                                              $35,327,550    $41,418,258
                                                                              ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and accrued expenses                                $2,667,861     $3,645,846
          Current maturities of long-term debt and notes payable                  108,462      1,046,445
          Sales tax payable                                                       461,704        732,362
          Deferred revenues                                                       789,118        272,000
          Accrued warranty and customer support expenses                          575,000        588,334
          Accrued professional fees                                               207,793        362,083
          Accrued commissions                                                     586,823        973,998
                                                                              -----------    -----------
                  Total current liabilities                                     5,396,761      7,621,068
LONG-TERM DEBT                                                                  1,177,804      1,072,716
ACCRUED WARRANTY COSTS                                                            213,000        402,666
DEFERRED REVENUES                                                                 920,433        719,204
OTHER LIABILITIES                                                                 300,250              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 1,000,000 shares authorized;
            none issued and outstanding                                                 -              -
          Common stock, $.001 par value; 110,000,000 shares authorized;
            57,822,023 and 57,309,120 shares at May 31, 2003 and 2002,
            respectively, issued and outstanding                                   57,822         57,309
          Additional paid-in capital                                           50,623,316     50,116,148
          Accumulated deficit                                                 (23,361,836)   (18,570,853)
                                                                              -----------    -----------
                                                                               27,319,302     31,602,604
                                                                              -----------    -----------
                                                                              $35,327,550    $41,418,258
                                                                              ===========    ===========

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                  Year ended May 31,
                                                                   --------------------------------------------
                                                                      2003            2002              2001
                                                                      ----            ----              ----
Revenues
  Equipment sales                                                  $22,850,391     $29,304,349      $26,912,373
  Equipment rentals and services                                     1,973,228       1,339,113          595,965
  Equipment sold under sales-type leases                                     -       4,187,009                -
                                                                   -----------     -----------      -----------
                                                                    24,823,619      34,830,471       27,508,338
Cost of sales and services                                           9,251,221      10,538,731        7,910,359
                                                                   -----------     -----------      -----------
    Gross profit                                                    15,572,398      24,291,740       19,597,979
Expenses
  Selling, general and administrative                               13,714,913      13,686,958       11,634,965
  Research and development                                           4,544,822       5,112,258        2,554,470
  Provision for doubtful accounts                                    3,728,484       1,304,000          325,000
  Interest and financing costs                                         186,574          98,140           48,294
  Interest and other income, net                                      (176,724)       (249,722)        (201,992)
                                                                   -----------     -----------      -----------
                                                                    21,998,069      19,951,634       14,360,737
                                                                   -----------     -----------      -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                 (6,425,671)      4,340,106        5,237,242
  Income tax (expense) benefit, net                                  1,634,688      (1,554,000)       6,457,108
                                                                   -----------     -----------      -----------
NET EARNINGS (LOSS)                                                $(4,790,983)     $2,786,106      $11,694,350
                                                                   ===========      ==========      ===========
Net earnings (loss) per common share
     - basic                                                             $(.08)           $.05             $.21
                                                                         =====            ====             ====
     - diluted                                                           $(.08)           $.05             $.20
                                                                         =====            ====             ====
Weighted average common shares outstanding
     - basic                                                        57,647,032      57,251,035       56,571,402
                                                                   ===========      ==========      ===========
     - diluted                                                      57,647,032      59,468,092       59,927,199
                                                                   ===========      ==========      ===========

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     Total
                                                                                         Additional    Accum-        stock-
                                             Preferred stock           Common stock        paid-in     ulated        holders'
                                             Shares     Amount     Shares        Amount    capital    deficit        equity
                                             ------     ------     ------        ------   ---------   -------        ---------
Balance at June 1, 2000                           -          -   55,921,330      $55,921  $40,939,158  $(33,051,309)  $7,943,770

Exercise of options and warrants                                  1,274,123        1,274    1,625,335                  1,626,609
Stock options granted for services                                                             35,000                     35,000
Tax benefit of stock options and warrants
  exercised in the current and prior years                                                  7,209,000                  7,209,000
Net earnings                                                                                        _    11,694,350   11,694,350
                                            -------     ------   ----------      -------  -----------  ------------  -----------
Balance at May 31, 2001                             -        -   57,195,453       57,195   49,808,493   (21,356,959)  28,508,729

Exercise of options and warrants                                    113,667          114      199,529                    199,643
Stock options granted for services                                                             50,126                     50,126
Tax benefit of stock options and warrants
  exercised in the current year                                                                58,000                     58,000
Net earnings                                                                                              2,786,106    2,786,106
                                            -------     ------   ----------      -------  -----------  ------------  -----------
Balance at May 31, 2002                           -          -   57,309,120       57,309   50,116,148   (18,570,853)  31,602,604

Exercise of options and warrants                                    512,903          513      234,487                    235,000
Stock options granted for services                                                             50,681                     50,681
Tax benefit of stock options and warrants
  exercised in the current year                                                               222,000                    222,000
Net loss                                                                                                 (4,790,983)  (4,790,983)
                                            -------     ------   ----------      -------  -----------  ------------  -----------
Balance at May 31, 2003                           -          -   57,822,023      $57,822  $50,623,316  $(23,361,836) $27,319,302
                                            =======     ======   ==========      =======  ===========  ============  ===========

The accompanying notes are an integral part of this statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended May 31,
                                                                                      -----------------
                                                                         2003             2002             2001
                                                                         ----             ----             ----
Cash flows from operating activities
  Net earnings (loss)                                                $(4,790,983)      $2,786,106      $11,694,350
  Adjustments to reconcile net earnings (loss)                       ------------      ----------      -----------
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                    1,132,996          962,167          587,541
      Provision for doubtful accounts, net of write-offs               2,209,101          904,687          145,000
      Reserve for inventory obsolescence                                 100,000           30,000          150,000
      Deferred income taxes                                           (1,669,000)       1,573,000       (6,597,000)
      Stock options granted for services                                  50,681           50,126           35,000
      Changes in operating assets and liabilities
        Accounts receivable                                            5,643,288       (3,855,663)      (5,043,939)
        Financing receivables, net                                       118,126       (3,575,373)               -
        Inventories                                                    1,079,976       (1,694,198)      (4,460,572)
        Other current assets                                             359,012         (183,356)          35,380
        Other assets                                                     (79,082)        (142,062)         (90,251)
        Accounts payable, accrued expenses and other current
         liabilities                                                  (1,286,324)         443,649        3,833,781
        Other liabilities                                                311,813          384,265          389,605
                                                                     -----------      -----------      -----------
                                                                       7,970,587       (5,102,758)     (11,015,455)
                                                                     -----------      -----------      -----------
     Net cash provided by (used in) operating activities               3,179,604       (2,316,652)         678,895
                                                                     -----------      -----------      -----------
Cash flows from investing activities
  Issuance of notes                                                            -         (500,000)               -
  Purchase of property and equipment                                    (326,489)        (319,981)      (1,578,415)
                                                                     -----------      -----------      -----------
     Net cash used in investing activities                              (326,489)        (819,981)      (1,578,415)
                                                                     -----------      -----------      -----------
Cash flows from financing activities
  Proceeds from notes                                                    238,071        2,141,667        1,141,667
  Payments on notes                                                   (1,070,966)      (1,164,173)               -
  Restricted cash                                                              -        1,141,667       (1,141,667)
  Proceeds from exercise of options and warrants                         235,000          199,643        1,626,609
                                                                     -----------      -----------      -----------
     Net cash provided by (used in) financing activities                (597,895)       2,318,804        1,626,609
                                                                     -----------      -----------      -----------
      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS                                      2,255,220         (817,829)         727,089
Cash and cash equivalents - beginning of year                          2,967,627        3,785,456        3,058,367
                                                                     -----------      -----------      -----------
Cash and cash equivalents - end of year                               $5,222,847       $2,967,627       $3,785,456
                                                                     ===========      ===========      ===========
Non-cash investing and financing activities were as follows:
  Inventories transferred to property and equipment
     attributable to operating leases, net                              $761,986       $1,130,020          $849,613

Supplemental disclosures:
  Interest paid                                                         $186,574          $98,139          $48,294
  Income taxes paid                                                      $87,963         $304,263          $10,749

The accompanying notes are an integral part of these statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 2003, 2002 and 2001

NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, outpatient treatment of patients with cardiovascular disease. EECP is marketed worldwide to hospitals, clinics and other cardiac health care providers. To date, a significant portion of the Company's revenues have been generated from customers in the United States.

     A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

        Principles of Consolidation

     The consolidated  financial statements include the accounts of the Company,
its  wholly-owned  subsidiary  and  its  inactive   majority-owned   subsidiary.
Significant intercompany accounts and transactions have been eliminated.

        Revenue Recognition

     The Company recognizes revenue from the sale of its EECP system in the period in which the Company fulfills its obligations under the sale agreement, which includes delivery and customer acceptance. The sale of EECP systems are not subject to a right of return, other than for normal warranty matters, and the Company is not obligated for post-sale upgrades to these systems. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There are no significant minimum rental commitments on these operating leases at May 31, 2003. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases it presently has with one customer. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, and executory costs, which are primarily related to product warranties on each unit sold. Unearned interest income is amortized to income in a manner that produces a constant rate of return on the investment in the sales-type lease. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period that the sale is recorded.

     Accounts Receivable/Financing Receivables

     The Company's accounts receivable-trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 60 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

     The changes in the Company's allowance for doubtful accounts are as follows:

                                                               May 31, 2003           May 31, 2002
                                                               ------------           ------------

        Beginning balance                                       $1,099,687               $545,000
          Provision for losses on accounts receivable            1,227,324                954,000
          Direct write-offs                                     (1,543,382)              (399,313)
          Recoveries                                               (15,000)                      -
                                                                ----------             ----------
        Ending balance                                            $768,629             $1,099,687
                                                                ==========             ==========

     In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the first quarter of fiscal 2003, management decided to write-off financing receivables under sales-type leases of approximately $2,558,000 as a result of significant uncertainties with respect to a major customer's ability to meet its financial obligations (Note C).

     The changes in the Company's allowance for financing receivables, which primarily relates to balloon payments due at lease end, are as follows:

                                                                May 31, 2003     May 31, 2002
                                                                ------------     ------------
          Beginning balance                                       $718,879
            Provision for losses on financing receivables                -          $718,879
            Direct write-offs                                     (473,885)                -
                                                                  ---------         --------
          Ending balance                                          $244,994          $718,879
                                                                  ========          ========

        Concentrations of Credit Risk

     The Company markets the EECP system principally to cardiologists, hospitals, clinics and other health care providers. The Company performs credit evaluations of its customers' financial condition and, as a consequence, believes that its receivable credit risk exposure is limited. Receivables are generally due 30 to 60 days from shipment. (See Notes C and D.)

     For the years ended May 31, 2003, 2002 and 2001, no customer accounted for 10% or more of revenues. For the years ended May 31, 2003 and 2002, no customer accounted for 10% or more of accounts receivable. At May 31, 2003 and 2002, financing receivables were due from one and two customers, respectively.

     The Company's revenues were derived from the following geographic areas during the years ended May 31:

                                      2003               2002             2001
                                  ------------       -----------     --------------
     Domestic (United States)      $23,701,619       $32,105,471       $26,093,388
     Non-domestic                    1,122,000         2,725,000         1,415,000
                                  --------------    -------------    --------------
                                    $24,823,619       $34,830,471      $27,508,388
                                  ==============    =============    ==============

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

       Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Warranty reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated balance sheets. The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

     Deferred revenues related to extended warranties are $1,709,551 and $991,204 at May 31, 2003 and 2002, respectively.

     The changes in the Company's product warranty liability are as follows:

                                            May 31, 2003           May 31, 2002
                                            ------------           ------------
Beginning balance                             $991,000             $1,055,000
Expense for new warranties issued              724,000                780,000
Warranty claims                               (927,000)              (844,000)
                                              --------             ----------
Ending balance                                $788,000               $991,000
                                              ========             ==========

        Research and Development

     Research and development costs are expensed as incurred. Included in research and development costs is amortization expense related to the cost of EECP systems under loan for clinical trials.

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

     Deferred tax liabilities and assets shall be classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, shall be classified according to the expected reversal date of the temporary difference. The deferred tax asset recorded by the Company relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion reflects the expected utilization of such net operating losses in fiscal 2004. Such allocation is based upon management's internal financial forecast for fiscal 2004 and may be subject to revision based upon actual results.

        Shipping and Handling Costs

     The Company includes all shipping and handling expenses incurred as a component of cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

        Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amount of the financing receivables approximates fair value as the interest rates implicit in the leases approximate current market interest rates for similar financial instruments. The carrying amounts of notes payable and notes receivable approximate their fair values as the interest rates of these instruments approximate the interest rates available on instruments with similar terms and maturities.

        Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable and financing receivables, the realizability of deferred tax assets, and the adequacy of inventory and warranty reserves. Actual results could differ from those estimates.

        Net Earnings (Loss) Per Common Share

     Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 6,190,753, 2,432,167 and 893,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share as of May 31, 2003, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           For the fiscal year ended May 31,
                                                           ---------------------------------
                                                    2003                 2002                 2001
                                                    ----                 ----                 ----
       Numerator:
          Basic and diluted earnings (loss)     $(4,790,983)           $2,786,106         $11,694,350
                                                 ==========           ==========           ==========
       Denominator:
          Basic - weighted average shares        57,647,032           57,251,035           56,571,402
                Stock options                             -            1,624,744            2,270,094
                Warrants                                  -              592,313            1,085,703
                                                 ----------           ----------           ----------
          Diluted - weighted average shares      57,647,032           59,468,092           59,927,199
                                                 ==========           ==========           ==========
       Earnings (loss) per share - basic              $(.08)                $.05                 $.21
                                                      =====                 ====                 ====
                                 - diluted            $(.08)                $.05                 $.20
                                                      =====                 ====                 ====

        Stock Compensation

     The Company has four stock-based employee compensation plans, which are described more fully in Note H. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation," to stock-based employee compensation.

                                                                    For the fiscal year ended May 31,
                                                                    ---------------------------------
                                                                2003              2002              2001
                                                                ----              ----              ----
     Net earnings (loss), as reported                       $(4,790,983)       $2,786,106        $11,694,350

     Deduct: Total stock-based employee compensation
        expense determined under fair value-based method
        for all awards                                         (917,281)       (1,143,120)        (1,311,660)
                                                            ------------       ----------        -----------
     Pro forma net earnings (loss)                          $(5,708,264)       $1,642,986        $10,382,690
                                                            ============       ==========        ===========
     Earnings (loss) per share:
         Basic - as reported                                    $(.08)              $.05             $.21
         Diluted - as reported                                  $(.08)              $.05             $.20
         Basic - pro forma                                      $(.10)              $.03             $.18
         Diluted - pro forma                                    $(.10)              $.03             $.17

     Pro forma compensation expense may not be indicative of future disclosures because it does not take into effect pro forma compensation expense related to grants before 1995. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                 Fiscal year ended May 31,     2003            2002             2001
                 -------------------------     ----            ----             ----
                 Expected life (years)            5               5                5
                 Expected volatility            89%             86%              80%
                 Risk-free interest rate       3.0%            3.9%             5.2%

     Equity instruments issued to nonemployees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.


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

     In November 2002, the Emerging Issues Task Force reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the impact of the adoption of EITF 00-21 on its financial statements.

NOTE B - INVENTORIES

                                                           May 31,
                                                           ------
        Inventories consist of the following:       2003            2002
                                                    ----            ----
                Raw materials                    $1,374,241      $2,661,303
                Work in progress                    634,890         547,818
                Finished goods                    1,430,436       1,693,000
                                                 ----------      ----------
                                                 $3,439,567      $4,902,121
                                                 ==========      ==========

NOTE C - RECEIVABLES FROM A MAJOR CUSTOMER

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

     In late August 2002, this customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. In September, the Company was notified by this customer of recent circumstances that precluded their ability to remain current under their financing obligations to the Company. Based on their situation, for which the customer was attempting to remedy through a recapitalization, significant uncertainties existed in connection with the ongoing viability of their business. Accordingly, management decided to write-off, in full, all funds due from this customer as of August 31, 2002, which aggregated approximately $3,000,000, including the present carrying amount of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment. During the second quarter of fiscal 2003, the customer ceased operations and the Company was able to successfully recover all of the units that it had sold under sales-type leases to the customer back into its finished goods inventory and recorded a bad debt recovery of $479,000, which represented the present carrying amount of the equipment. The Company has redeployed certain pieces of the equipment while other pieces have been returned to the Company's inventory for resale.

NOTE D - FINANCING RECEIVABLES

     The following table shows the future minimum rentals receivable under sales-type leases and future minimum lease payments and obligations under capital leases in effect for the fiscal years ended May 31:

         2004                                               $348,302
         2005                                                835,288
         2006                                                178,896
                                                           ---------
         Total minimum lease payments                      1,362,486
         Less estimated executory costs                      (46,661)
                                                           ---------
         Net minimum lease payments                        1,315,825
         Less interest                                      (127,445)
                                                           ---------
         Present value of minimum lease payments           1,188,380
         Less valuation allowance                           (244,994)
                                                           ---------
         Net financing receivables                           943,386
         Less current portion                               (264,090)
                                                           ---------
         Long-term portion                                  $679,296
                                                           =========

     These sales-type leases are for a term of three years. The annual minimum lease payments are subject to adjustment based on usage of the leased units in accordance with the provisions of the lease agreements.

NOTE E - PROPERTY AND EQUIPMENT

                                                                 May 31,
                                                                 ------
        Property and equipment is summarized as follows:  2003            2002
                                                          ----            ----
                Land                                     $200,000        $200,000
                Building and improvements               1,376,106       1,366,855
                Office, laboratory and other equipment  1,111,827         794,801
                EECP units under operating leases or
                  under loan for clinical trials        2,617,624       2,174,000
                Furniture and fixtures                    148,164         148,164
                Leasehold improvements                    117,803         117,803
                                                        ---------      ----------
                                                        5,571,524       4,801,623
                Less accumulated depreciation and
                 amortization                          (2,338,366)     (1,549,593)
                                                       ----------      ----------
                                                       $3,233,158      $3,252,030
                                                       ==========      ==========

NOTE F - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

                                                  May 31,
                                                  -------
                                            2003             2002
                                     ----------------- -----------------
Revolving credit agreement (a)                           $1,000,000
Term loans (b) (c)                     $1,286,266         1,119,161
                                     ----------------- -----------------
                                        1,286,266         2,119,161
Less current portion                     (108,462)       (1,046,445)
                                     ----------------- -----------------
                                       $1,177,804        $1,072,716
                                     ================= =================

     (a) In February 2002, the Company renegotiated a secured revolving credit line with its existing bank. The credit line provided for borrowings up to $15,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.4% at May 31, 2002). At May 31, 2002, approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. In October 2002, the credit line was further amended to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances. At May 31, 2003, the Company did not meet minimum interest coverage and tangible net worth covenants and future compliance with each of these covenants in the near term is not certain.

     (b) The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen- year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building. At May 31, 2003 and 2002, $1,072,717 and $1,119,161, respectively, were outstanding in connection with these notes.

     (c) In fiscal 2003, the Company financed the cost and implementation of a management information system and secured several notes, aggregating approximately $238,000. The notes, which bear interest at rates ranging from 7.5% through 8.7%, are payable in monthly installments consisting of principal and interest payments over four-year terms, expiring at various times between August and October 2006. At May 31, 2003, $213,549 was outstanding in connection with these notes.

         Maturities of long-term debt are as follows at May 31, 2003:

                  2004                            $108,462
                  2005                             117,019
                  2006                             126,263
                  2007                              83,506
                  2008                              65,769
                  Thereafter                       785,247
                                           ----------------
                                                $1,286,266
                                           ================

NOTE G - STOCKHOLDERS' EQUITY AND WARRANTS

     In fiscal 2001, warrants to purchase 776,212 shares of common stock were exercised, aggregating $1,143,000 in proceeds to the Company. In fiscal 2002, warrants to purchase 15,000 shares of common stock were exercised, aggregating $31,200 in proceeds to the Company. In fiscal 2003, warrants to purchase 500,000 shares of common stock were exercised, aggregating $225,000 in proceeds to the Company.

     The outstanding warrants expire in October 2006. Warrant activity for the years ended May 31, 2001, 2002 and 2003 is summarized as follows:

                                Employees       Consultants         Total           Price Range
                                ---------       -----------         -----           -----------
Balance at June 1, 2000          750,000           868,712        1,618,712         $.45 - $2.08
  Exercised                     (250,000)         (526,212)        (776,212)        $.45 - $2.08
                                --------          --------        ---------         ------------

Balance at May 31, 2001          500,000           342,500          842,500         $.45 - $2.08
  Exercised                                        (15,000)         (15,000)               $2.08
                                --------          --------        ---------         ------------
Balance at May 31, 2002          500,000           327,500          827,500         $.45 - $2.08
  Exercised                     (500,000)                          (500,000)                $.45
  Canceled                                        (127,500)        (127,500)               $2.08
                                --------          --------        ---------         ------------
Balance at May 31, 2003                -           200,000          200,000                 $.91
                                ========          ========        =========         ============
Number of shares exercisable           -           200,000          200,000                 $.91
                                ========          ========        =========         ============

NOTE H - OPTION PLANS

1995 Stock Option Plan

     In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants.

Outside Director Stock Option Plan

     In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan for non-employee directors of the Company, for which the Company reserved an aggregate of 300,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the Outside Director Stock Option Plan with respect to new option grants.

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

     In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the 1997 Plan by 1,000,000 shares to 2,800,000 shares. At May 31, 2003, there were 173,168 shares available for future grants under the 1997 Plan.

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

     In January 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $3.81 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). The Company charged $60,000 to operations over the one-year period in which services were rendered. In December 2001, the Board of Directors granted stock options under the 1999 Plan to a consultant to purchase 25,000 shares of common stock at an exercise price of $2.95 per share (which represented the fair market value of the underlying common stock at the time of the respective grant). These stock options were fair-valued at $50,250 which the Company charged to operations over the one-year period in which services were rendered. During fiscal 2003, 2002 and 2001, the Company charged $25,000, $50,000 and $35,000, respectively, to operations for these grants.

     In fiscal 2003, the Board of Directors granted stock options under the 1999 Plan to directors and employees to purchase an aggregate of 1,175,000 shares of common stock, at exercise prices ranging from $.71 to $1.67 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). At May 31, 2003, there were 1,265,500 shares available for future grants under the 1999 Plan.

     Activity under all the plans for the years ended May 31, 2001, 2002 and 2003 is summarized as follows:

                                                                               Outstanding Options
                                   Shares Available     Number of Shares               Exercise     Weighted Average
                                 ---------------------                          Price per Share      Exercise Price
                                       for Grant
                                 ---------------------- ----------------- ---------------------- ------------------------
Balance at June 1, 2000                     905,168           4,143,734             $.75 - $5.15            $1.76
  Shares authorized                       1,000,000
  Options granted                          (798,000)            798,000            $2.66 - $5.00            $4.00
  Options exercised                               -            (497,911)            $.75 - $3.44             $.97
  Options canceled                          111,000            (111,000)            $.75 - $3.47            $1.90
                                    ----------------- ------------------- ------------------------ ----------------
 Balance at May 31, 2001                  1,218,168           4,332,823           $.78  -  $5.15            $2.26
  Shares authorized                       2,000,000
  Options granted                        (1,084,100)          1,084,100          $1.78  -  $4.02            $3.61
  Options exercised                               -             (98,667)          $.88  -  $2.44            $1.71
  Options canceled                          125,333            (125,333)          $.88  -  $5.00            $3.90
                                    ----------------- ------------------- ------------------------ ----------------
 Balance at May 31, 2002                  2,259,401           5,192,923           $.78  -  $5.15            $2.51
  Options granted                        (1,175,000)          1,175,000           $.71  -  $1.67             $.95
  Options exercised                               -             (12,903)                    $.78             $.78
  Options canceled                          354,267            (364,267)          $.88  -  $5.15            $3.77
                                    ----------------- ------------------- ------------------------ ----------------
 Balance at May 31, 2003                  1,438,668           5,990,753           $.71  -  $5.15            $2.13
                                    ================= =================== ======================== ================

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2003.

                                               Options Outstanding                           Options Exercisable
                                -------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average
                                   Number           Remaining        Weighted             Number         Weighted
                               Outstanding at      Contractual       Average          Exercisable at      Average
                                May 31, 2003       Life (yrs.)    Exercise Price       May 31, 2003      Exercise
  Range of Exercise Prices                                                                                 Price
----------------------------- ------------------ ---------------- ---------------    ----------------- --------------
 $.71  -  $1.00                       2,101,876        6.9                 $0.90            1,021,876          $0.86
$1.22  -  $1.78                         973,250        6.5                 $1.37              673,250          $1.40
$1.91  -  $2.78                         820,127        5.1                 $2.00              778,460          $1.97
$2.89  -  $4.28                       1,892,500        6.5                 $3.66            1,186,500          $3.62
$4.59  -  $5.15                         203,000        7.0                 $4.83              153,667          $4.87
                              ------------------ ---------------- ---------------    ----------------- --------------
                                      5,990,753        6.5                 $2.13            3,813,753          $2.20
                              ================== ================ ===============    ================= ==============

     The weighted-average fair value of options granted during fiscal 2003, 2002 and 2001 was $.95, $2.50 and $2.73, respectively. At May 31, 2003, there were approximately 11,823,000 remaining authorized shares of common stock after reserves for all stock option plans, stock warrants and shareholders' rights.

NOTE I - INCOME TAXES

     In fiscal 2003, the Company recorded a benefit for income taxes of $1,634,688, inclusive of $256,312 in current tax expense and a deferred tax benefit of $1,891,000. In fiscal 2002, the Company recorded an expense for income taxes of $1,554,000, inclusive of $39,000 in current tax expense and a deferred tax expense of $1,515,000. In fiscal 2001, the Company recorded a benefit for income taxes of $6,457,108, inclusive of $139,892 in current tax expense principally resulting from the federal alternative minimum tax and a deferred tax benefit of $6,597,000 resulting principally from the change in the valuation allowance.




         The Company's deferred tax assets are summarized as follows:

                                                                          May 31,
                                                           ---------------------------------------
                                                           2003             2002              2001
                                                           ----             ----              ----
   Deferred tax assets
         Net operating loss and other carryforwards     $13,368,000      $11,344,000       $13,422,000
         Accrued compensation                               153,000                -                 -
         Bad debts                                          244,000          493,000           178,000
         Other                                            1,439,000          854,000           606,000
                                                        -----------     ------------       -----------
                 Total gross deferred tax assets         15,204,000       12,691,000        14,206,000
         Valuation allowance                               (622,000)               -                 -
                                                        -----------     ------------       -----------
                 Net deferred tax assets                $14,582,000      $12,691,000       $14,206,000
                                                        ===========      ===========       ===========

     The fiscal 2003 deferred tax benefit does not include the tax benefit associated with the current exercises of stock options and warrants, aggregating $222,000, which was credited directly to additional paid-in capital in the current year.

     The fiscal 2002 tax expense does not include the tax benefit associated with the current exercises of stock options and warrants, aggregating $58,000, which was credited directly to additional paid-in capital in such year.

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

     At May 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $39,315,000, expiring at various dates from 2005 through 2021.

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                       2003                     2002                      2001
                                                     Amount        %          Amount         %          Amount          %
                                            ---------------- -------- --------------- --------- --------------- ----------
Federal statutory rate                         $(2,185,000)   (34.0)      $1,475,000      34.0      $1,781,000       34.0
State taxes, net                                     34,000       .5          56,000       1.3          65,000        1.2
Permanent differences                                33,320       .5          23,000        .5          67,300        1.3
Utilization of net operating loss                         -                        -               (1,781,000)     (34.0)
Change in valuation allowance

  relating to operations                            622,000      9.7               -               (6,719,000)    (128.3)
Other                                             (139,008)    (2.1)               -                   129,592        2.5
                                            ---------------- -------- --------------- --------- --------------- ----------
                                               $(1,634,688)   (25.4)      $1,554,000      35.8    $(6,457,108)    (123.3)
                                            ================ ======== =============== ========= =============== ==========

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


NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     In October 2002, the Company and its Chief Executive Officer entered into a termination and consulting agreement, whereby the employment agreement that had previously existed between the parties was terminated. As a result of this termination, the Company will pay to the former employee a severance payment of $240,000 in equal monthly installments through October 31, 2003. The Company recorded a charge to operations during the three-month period ended November 30, 2002 to reflect this obligation. The consulting agreement, which expires on December 31, 2003, provides for a consulting fee of $40,000 to be paid in equal monthly installments over the term of the agreement. Further, the consulting agreement provides for the continued vesting of stock options that had been previously granted to the employee which would have otherwise vested during the term of the agreement. The terms of the original option grants provided for vesting throughout the period that the former employee was employed by or provided services to the Company. There were no other modifications to any of the previously granted stock options. The Company measured the fair value of the unvested options as of the date of the termination and consulting agreement and has recorded a charge to operations of approximately $25,000 as a result of this modification.

     In October 2002, the Company entered into an employment agreement with its new President and Chief Operating Officer. The agreement, which expires in October 2004, provides for certain settlement benefits, including a lump-sum payment of twelve months of base salary in the event of a change of control, as defined, or a termination payment in an amount equal to six months of base salary in the event of termination without cause, as defined. Such agreement was modified on June 30, 2003 reflecting this employee's promotion to President and Chief Executive Officer.

     The approximate aggregate minimum compensation obligation under active employment agreements at May 31, 2003 are summarized as follows:

                   Fiscal Year             Amount
                   -----------            -------
                         2004             $398,000
                         2005              204,000
                                          --------
                                          $602,000
                                          ========

Leases

     The Company leases additional warehouse space under two noncancelable operating leases, of which one expires on October 31, 2003 and the other on September 30, 2006. Rent expense was $99,000, $85,000 and $69,000 in fiscal 2003, 2002 and 2001, respectively.

     Approximate   aggregate  minimum  annual   obligations  under  these  lease
agreements and other equipment leasing agreements at May 31, 2003 are summarized as follows:

                   Fiscal Year                 Amount
                   -----------                 ------
                      2004                    $61,000
                      2005                     42,000
                      2006                     37,000
                      2007                     12,000
                                             --------
                                             $152,000
                                             ========

Litigation

     In June 2001, an action was commenced in the New York Supreme Court, Nassau County, against the Company by the former holder of a warrant to purchase 100,000 shares of the Company's stock seeking undefined damages based upon a claim that the Company breached an agreement to register the common shares underlying the warrant at the "earliest practicable date" after due demand by the warrant holder had been made. In October 2002, the Company settled this matter for $600,000 through the execution of an agreement that enables the Company to satisfy this obligation over a four-year period ($200,000 in fiscal 2003, $100,000 in fiscal 2004, $133,000 each in fiscal years 2005 and 2006 and
$34,000 in fiscal 2007). Accordingly, the Company recorded a $600,000 charge to operations in fiscal 2003. In December 2002, the Company paid $200,000 to the warrant holder pursuant to the terms of the settlement agreement.


     In or about late June 2002, the Company was notified by a letter from the domestic counsel for Foshan Life Sciences Co. Ltd. ("FLSC"), a joint venture comprised of a Florida company and Vamed Medical Instrument Company Limited ("Vamed"), a Chinese company with whom the Company had an agreement to manufacture the Company's EECP Model MC2 system, that FLSC was initiating an arbitration proceeding before the Hong Kong International Arbitration Council ("HKIAC") to recover compensatory and punitive damages in excess of $1,000,000 and injunctive relief based upon claims of breach of the manufacturing agreement, tortious interference and misappropriation of confidential information and trade secrets. Although possessing several substantive defenses to these claims, the Company initially has challenged the HKIAC's right to hear and determine the dispute on the ground that FLSC is neither a legitimate nor recognized party to the manufacturing agreement which provides for such arbitration and, therefore, is not entitled to enforce the same. The Company demanded on July 3, 2002 that FLSC deposit with the HKIAC security to cover the Company's costs of arbitration. To date, FLSC has neither responded to the Company's demand for security nor apparently filed a formal statement of claim with the HKIAC.

401(k) Plan

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal 2003 and 2002, the Company made discretionary contributions of approximately $35,000 and $20,000, respectively, to match a percentage of employee contributions. No Company contributions were made for the fiscal year ended May 31, 2001.

Purchase Commitments

     At May 31, 2003, the Company had no outstanding purchase commitments with FLSC, a Chinese company that has assumed the operational activities of Vamed, another Chinese company, for the manufacture of its earlier- generation EECP Model MC2 system. At May 31, 2002, such outstanding commitments were $324,000. Requirements for this earlier-generation system are expected to be minimal, if any, and the Company believes that FLSC will be able to meet any future needs for this system.

NOTE K - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly operating results for the years ended May 31, 2003 and 2002.

                                                               Three months ended
                        --------------------------------------------------------------------------------------------------
(in 000s except            May 31,    Feb. 28,      Nov. 30,     Aug. 31,     May 31,    Feb. 28,    Nov. 30,    Aug. 31,
Earnings (loss) per           2003        2003          2002         2002        2002        2002        2001        2001
share data)                                              (c)          (b)         (a)         (a)         (a)         (a)
----------------------- ----------- ----------- ------------- ------------ ----------- ----------- ----------- -----------
Revenues                    $6,488      $7,153        $6,644       $4,539      $8,641      $8,019      $8,544      $9,626
Gross Profit                $3,970      $4,383        $4,640       $2,580      $6,083      $5,382      $5,980      $6,847
Net Earnings (Loss)            $14         $26        $(597)     $(4,234)        $440         $98      $1,005      $1,243


Earnings (loss) per
  share - basic               $.00        $.00        $(.01)       $(.07)        $.01        $.00        $.02        $.02
        - diluted             $.00        $.00        $(.01)       $(.07)        $.01        $.00        $.02        $.02
Weighted average
  common shares
  outstanding -
           - basic          57,817      57,809        57,658       57,478      57,309      57,281      57,207      57,198
           - diluted        58,453      58,078        57,658       57,478      59,256      59,469      59,364      59,776

     (a) Revenues were favorably impacted from equipment sold under sales-type leases in fiscal 2002, while no such sales-type leases were offered in fiscal 2003. Revenues from equipment sold under sales-type leases for the first through fourth quarters of fiscal 2002 were $1,830, $754, $880 and $723, respectively.

     (b) Net Loss for the first quarter of fiscal 2003 was adversely affected by the write-off of approximately $3,000 related to significant uncertainties related to the ability of a major customer to satisfy its financial obligations to the Company (Note C).

     (c) Net Loss for the second quarter of fiscal 2003 was adversely affected by the settlement of litigation of $600 and approximately $300 in severance obligations, principally to the Company's former Chief Executive Officer.