Form 10-Q
period 2003-08-31
VASOMEDICAL INC
filed 2003-10-15
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2003

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

Registrant's Telephone Number                              (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 10, 2003                         57,827,690


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                      INDEX



PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)                          Page
                                                                            ----

                  Consolidated Condensed Balance Sheets as of
                           August 31, 2003 and May 31, 2003                   3

                  Consolidated Condensed Statements of Earnings for the
                           Three Months Ended August 31, 2003 and 2002        4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2003 to August
                           31, 2003                                            5

                  Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended August 31, 2003 and 2002         6

                  Notes to Consolidated Condensed Financial Statements         7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15

         Item 3 - Qualitative and Quantitative Disclosures About Market Risk  24

         Item 4 - Procedures and Controls                                     24

PART II - OTHER INFORMATION                                                   25

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            August 31,       May 31,
                                                                               2003           2003
                                                                               ----           ----
                                                                            (unaudited)     (audited)
      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                              $7,192,074     $5,222,847
      Accounts receivable, net of an allowance for doubtful accounts of
       $834,975 at August 31, 2003 and $768,629 at May 31, 2003               5,129,373      7,377,118
      Inventories                                                             3,065,245      3,439,567
      Deferred income taxes                                                     382,000        303,000
      Financing receivables, net                                                858,840        264,090
      Other current assets                                                      652,830        268,231
                                                                            -----------    -----------
              Total current assets                                           17,280,362     16,874,853

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
       $2,434,364 at August 31, 2003 and $ 2,338,366 at May 31, 2003          3,035,111      3,233,158
FINANCING RECEIVABLES, net                                                       53,055        679,296
DEFERRED INCOME TAXES                                                        14,200,000     14,279,000
OTHER ASSETS                                                                    294,108        261,243
                                                                            -----------    -----------
                                                                            $34,862,636    $35,327,550
                                                                            ===========    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                  $2,644,641     $2,667,861
      Current maturities of long-term debt and notes payable                    110,540        108,462
      Sales tax payable                                                         448,948        461,704
      Deferred revenues                                                         968,758        789,118
      Accrued warranty and customer support expenses                            537,000        575,000
      Accrued professional fees                                                  91,038        207,793
      Accrued commissions                                                       493,079        586,823
                                                                            -----------    -----------
              Total current liabilities                                       5,294,004      5,396,761

LONG-TERM DEBT                                                                1,149,889      1,177,804
ACCRUED WARRANTY COSTS                                                          178,000        213,000
DEFERRED REVENUES                                                               882,826        920,433
OTHER LIABILITIES                                                               300,250        300,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued and outstanding                                                   --             --
      Common stock, $.001 par value; 110,000,000 shares authorized;
       57,827,690 and 57,822,023 shares at August 31, 2003 and
       May 31, 2003, respectively, issued and outstanding                        57,828         57,822
      Additional paid-in capital                                             50,628,269     50,623,316
      Accumulated deficit                                                   (23,628,430)   (23,361,836)
                                                                            -----------    -----------
            Total stockholders' equity                                       27,057,667     27,319,302
                                                                            -----------    -----------
                                                                            $34,862,636    $35,327,550
                                                                            ===========    ===========

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                         Three months ended
                                                                         ------------------
                                                                             August 31,
                                                                             ----------
                                                                       2003             2002
                                                                       ----             ----
Revenues
  Equipment sales                                                   $4,788,110      $4,204,509
  Equipment rentals and services                                       638,422         334,661
                                                                    ----------      ----------
                                                                     5,426,532       4,539,170

Cost of sales and services                                           1,938,674       1,959,352
                                                                    ----------      ----------
  Gross Profit                                                       3,487,858       2,579,818

Expenses
  Selling, general and administrative                                2,621,452       3,686,896
  Research and development                                             955,545       1,190,986
  Provision for doubtful accounts                                      189,181       3,248,874
  Interest and financing costs                                          33,366          48,852
  Interest and other income, net                                       (55,092)        (76,490)
                                                                    ----------      ----------
                                                                     3,744,452       8,099,118
                                                                    ----------      ----------
LOSS BEFORE INCOME TAXES                                              (256,594)     (5,519,300)
   Income tax (expense) benefit, net                                   (10,000)      1,285,022
                                                                    ----------      ----------
NET LOSS                                                             $(266,594)    $(4,234,278)
                                                                    ==========      ==========
Net loss per common share
      - basic                                                          $(0.00)         $(0.07)
                                                                       ======          ======
      - diluted                                                        $(0.00)         $(0.07)
                                                                       ======          ======
Weighted average common shares
  outstanding - basic                                               57,826,844      57,477,598
                                                                    ==========      ==========
              - diluted                                             57,826,844      57,477,598
                                                                    ==========      ==========

   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                               Total
                                                                Additional       Accum-         stock-
                                             Common Stock         paid-in        ulated        holders'
                                           Shares    Amount       capital        deficit        equity
                                         ----------   -------   -----------   -------------   -----------
Balance at June 1, 2003                  57,822,023   $57,822   $50,623,316   $(23,361,836)   $27,319,302
Exercise of stock options                     5,667         6         4,953                         4,959
Net loss                                                                          (266,594)      (266,594)
                                         ----------   -------   -----------   -------------   -----------
Balance at August 31, 2003               57,827,690   $57,828   $50,628,269   $(23,628,430)   $27,057,667
                                         ==========   =======   ===========   =============   ===========

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three months ended
                                                                          ------------------
                                                                               August 31,
                                                                               ----------
                                                                        2003             2002
                                                                        ----             ----
Cash flows from operating activities
 Net loss                                                             $(266,594)     $(4,234,278)
 Adjustments to reconcile net loss to net cash                       -----------     ------------
  provided by (used in) operating activities
   Depreciation and amortization                                        205,054          286,968
   Provision for doubtful accounts, net of write-offs                    66,346        3,248,874
   Deferred income taxes                                                     --       (1,255,000)
   Stock options granted for services                                        --           12,562
   Changes in operating assets and liabilities
    Accounts receivable                                               2,181,399        2,472,719
    Financing receivables, net                                           31,491           90,952
    Inventories                                                         465,443         (438,108)
    Other current assets                                               (384,599)        (264,726)
    Other assets                                                        (40,531)        (161,531)
    Accounts payable, accrued expenses and other current liabilities   (104,835)        (755,983)
    Other liabilities                                                  ( 72,607)         462,147
                                                                     ----------      -----------
                                                                      2,347,161        3,698,874
                                                                     ----------      -----------
   Net cash provided by (used in) operating activities                2,080,567         (535,404)
                                                                     ----------      -----------
Cash flows from investing activities
 Purchase of property and equipment                                     (90,462)         (44,489)
                                                                     ----------      -----------
  Net cash used in investing activities                                 (90,462)         (44,489)
                                                                     ----------      -----------
Cash flows from financing activities
 Payments on notes                                                      (25,837)         (11,310)
  Proceeds from exercise of options and warrants                          4,959          112,500
                                                                     ----------      -----------
   Net cash provided by (used in) financing activities                  (20,878)         101,190
                                                                     ----------      -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                  1,969,227         (478,703)
Cash and cash equivalents - beginning of period                       5,222,847        2,967,627
                                                                     ----------      -----------
Cash and cash equivalents - end of period                            $7,192,074       $2,488,924
                                                                     ==========      ===========

Non-cash investing and financing activities were as follows:
Inventories transferred to (from) property and equipment,
 attributable to operating leases - net                               $(91,121)        $148,205

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003




NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 2003 and the related consolidated condensed statements of earnings for the three-month periods ended August 31, 2003 and 2002, changes in stockholders' equity for the three-month period ended August 31, 2003 and cash flows for the three-month periods ended August 31, 2003 and 2002 have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2003. Results of operations for the periods ended August 31, 2003 and 2002 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables. That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003

accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the impact of the adoption of EITF 00-21 on its financial statements.

NOTE C  STOCK-BASED COMPENSATION

     The Company has four stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     During the three-month period ended August 31, 2003, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to an employee to purchase an aggregate of 300,000 shares of common stock, at an exercise price of $0.92 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). These options vest over a three-year period and expire ten years from the date of grant. Subsequent to August 31, 2003, stock options under the 1999 Plan were granted to two employees to purchase an aggregate of 200,000 shares of common stock at exercise prices ranging from $.97 to $1.04 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           For the three months ended
                                                           --------------------------
                                                                    August 31,
                                                                    ----------
                                                             2003                2002
                                                             ----                ----
Net loss, as reported                                      $(266,594)        $(4,234,278)
Deduct: Total stock-based employee compensation
   expense determined under fair value-based method
   for all awards                                           (329,471)           (293,004)
                                                       ----------------    -----------------

Pro forma net loss                                         $(596,065)        $(4,527,282)
                                                       ================    =================

Loss per share:
    Basic - as reported                                         $(.00)              $(.07)
    Diluted - as reported                                       $(.00)              $(.07)
    Basic - pro forma                                           $(.01)              $(.08)
    Diluted - pro forma                                         $(.01)              $(.08)

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003


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

NOTE D  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 6,485,086 and 5,765,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended August 31, 2003 and 2002, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                    Three months ended
                                                                         August 31,
                                                                   2003             2002
                                                                   ----             ----
Numerator:
   Basic and diluted net loss                                    $(266,594)     ($4,234,278)
                                                                ==========      ===========
Denominator:
   Basic - weighted average common shares                       57,826,844       57,477,598
     Stock options                                                       -               --
     Warrants                                                            -               --
                                                                ----------       ----------
   Diluted - weighted average common shares                     57,826,844       57,477,598
                                                                ==========      ===========
Basic and diluted loss per common share                              $(.00)           ($.07)
                                                                     =====            =====

NOTE E - INVENTORIES

                                                                 August 31,        May 31,
         Inventories consist of the following:                     2003             2003
                                                                   ----             ----

                  Raw materials                                 $1,129,458       $1,374,241
                  Work in progress                                 879,507          634,890
                  Finished goods                                 1,056,280        1,430,436
                                                                ----------       ----------
                                                                $3,065,245       $3,439,567
                                                                ==========      ===========

NOTE F  RECEIVABLES FROM A MAJOR CUSTOMER

     Under a multi-year sales contract, the Company sold its external counterpulsation systems ("EECP" units) to a customer engaged in establishing a national network of EECP centers under sales-type leases aggregating revenues of $3,160,792 in fiscal 2002. No additional equipment was sold to this customer during fiscal 2003 or 2004. At August 31, 2002, financing receivables of approximately $2,558,000 from these sales-type lease transactions with this customer were outstanding. In addition, in March 2002, the Company provided a $500,000 unsecured loan to this customer. This financing was part of an aggregate $3.2 million credit facility, subject to certain conditions, executed by the customer with the Company and an unaffiliated lender in January 2002, under which the Company had no further financing obligation. The customer issued two notes to the Company of $250,000 each in connection with two EECP centers that bore interest at 18% per annum and were scheduled to mature in September 2005. Payments of principal and interest under these notes was scheduled to commence in April 2003 in varying amounts determined by a formula based upon cash generated, as defined in the loan agreement.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003

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

NOTE G  FINANCING RECEIVABLES

     The following table shows the future minimum rentals receivable under a sales-type lease and future minimum lease payments and obligations under a capital lease with a single customer in effect as of August 31, 2003:

2004                                                                $939,572
2005                                                                 307,819
2006                                                                  55,458
                                                                   ---------
Total minimum lease payments                                       1,302,849
Less estimated executory costs                                       (40,661)
                                                                   ---------
Net minimum lease payments                                         1,262,188
Less interest                                                       (105,300)
                                                                   ---------
Present value of minimum lease payments                            1,156,888
Less valuation allowance                                            (244,993)
                                                                   ---------
Net financing receivables                                            911,895
Less current portion                                                (858,840)
                                                                   ---------
Long-term portion                                                    $53,055
                                                                   =========

     This sales-type lease is for a term of three years. The annual minimum lease payments are subject to adjustment based on usage of the leased units in accordance with the provisions of the lease agreements.

     Given the recent payment delinquency experienced with this customer, which was subsequently resolved, the Company is in the initial discussion stages with this customer regarding the terms of the arrangement. At this time, it is too early to know the outcome.

NOTE H  LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT


                                               August 31,             May 31,
                                                  2003                 2003
                                                  ----                 ----
Revolving credit agreement (a)                         --                   --
Term loans (b) (c)                             $1,260,429           $1,286,266
Less current portion                             (110,540)            (108,462)
                                               ----------           ----------
                                               $1,149,889           $1,177,804
                                               ==========           ==========

     (a) In February 2002, the Company renegotiated a secured revolving credit line with its existing bank. The credit line provided for borrowings up to $15,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.4% at May 31, 2002). At May 31, 2002, approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003


expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. In October 2002, the credit line was further amended to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances and there are currently no outstanding borrowings. At August 31, 2003, the Company did not meet the minimum interest coverage, tangible net worth and minimum net worth covenants and future compliance with each of these covenants in the near term is not certain.

     (b) The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen- year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building. At August 31, 2003, $1,060,593 was outstanding in connection with these notes.

     (c) In fiscal 2003, the Company financed the cost of implementation of a management information system and secured several notes, aggregating approximately $238,000. The notes, which bear interest at rates ranging from 7.5% through 8.7%, are payable in monthly installments consisting of principal and interest payments over four- year terms, expiring at various times between August and October 2006. At August 31, 2003, $199,846 was outstanding in connection with these notes.

NOTE I  WARRANTY COSTS

     Equipment sold is generally covered by a warranty period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. Warranties reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated financial statements. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

     The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Deferred revenues related to extended warranties are $1,851,584 and $1,709,551 at August 31, 2003 and May 31, 2002, respectively. Service costs are expensed as incurred.

     The changes in the Company's product warranty liability are as follows:

                                                                        Three months ended
                                                                            August 31,

                                                                     2003                   2002
                                                                     ----                   ----
        Warranty liability at the beginning of the period          $788,000               $991,000
        Expense for new warranties issued                           164,000                132,000
        Warranty claims                                            (237,000)              (227,000)
                                                                   --------               --------
        Warranty liability at end of period                        $715,000               $896,000
                                                                   ========               ========

NOTE J - INCOME TAXES

     During the three-months ended August 31, 2003, the Company recorded a provision for state income taxes of $10,000. This is in contrast to an income tax benefit of $1,285,022 reported during the three-months ended August 31, 2002.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003

     As of August 31, 2003, the Company had recorded deferred tax assets of $14,582,000 net of a $706,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded, based upon the weight of available evidence, that it is more likely than not that all of the deferred tax assets would be realized. It is management's belief that realization of the deferred tax asset is not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003 and the first quarter of fiscal 2004, (much of which was unexpected and non-recurring, including the write-off of approximately $2,600,000 in financing receivables and loan from the default of one customer, a $600,000 litigation settlement and $400,000 in employee severance payments and related expenses in fiscal 2003).

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2003

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

        Although ultimate realization of all deferred tax assets is not assured, management has concluded, in accordance with SFAS 109, that based upon the weight of available evidence, it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

NOTE K - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

     In September 2003, the Company and its Chief Financial Officer entered into a termination and consulting agreement. As a result of this termination, the Company will pay to the former employee a severance payment of $140,000 in equal monthly installments through September 2004. The Company will record a charge to operations during the three-month period ended November 30, 2003 to reflect this obligation. Further, the consulting agreement provides for the continued vesting of stock options that had been previously granted to the employee, which would have otherwise vested during the term of the agreement. The terms of the original option grants provided for vesting throughout the period that the former employee was employed by or provided services to the Company. There were no other modifications to any of the previously granted stock options. The Company will determine the fair value of the unvested options as of the date of the termination and consulting agreement and record a charge to operations during the second quarter of fiscal 2004.

Litigation

     In or about late June 2002, the Company was notified by a letter from the domestic counsel for Foshan Life Sciences Co. Ltd. ("FLSC"), a joint venture comprised of a Florida company and Vamed Medical Instrument Company Limited ("Vamed"), a Chinese company with whom the Company had an agreement to manufacture the Company's EECP Model MC2 system, that FLSC was initiating an arbitration proceeding before the Hong Kong International Arbitration Council ("HKIAC") to recover compensatory and punitive damages in excess of $1,000,000 and injunctive relief based upon claims of breach of the manufacturing agreement, tortuous interference and misappropriation of confidential information and trade secrets. Although possessing several substantive defenses to these claims, the Company initially has challenged the HKIAC's right to hear and determine the dispute on the ground that FLSC is neither a legitimate nor recognized party to the manufacturing agreement which provides for such arbitration and, therefore, is not entitled to enforce the same. The Company demanded on July 3, 2002 that FLSC deposit with the HKIAC security to cover the Company's costs of arbitration. To date, FLSC has neither responded to the Company's demand for security nor apparently filed a formal statement of claim with the HKIAC.

NOTE L  NASDAQ COMPLIANCE

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on the Company's proprietary technology currently indicated for use in cases of angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure ("CHF"). The Company is also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of other major vascular disease states, including congestive heart failure. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. The Company provides hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     EECP therapy is currently reimbursed by Medicare and numerous other commercial third-party payers for the treatment of refractory angina. The reimbursement rate for a full course of 35 one-hour treatments ranges from $6,000 to $10,500. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present coverage policy.

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

Revenue Recognition

     The Company recognizes revenue from the sale of its EECP systems in the United States in the period in which the Company delivers the system to the customer and receives customer acceptance of delivery. Revenue from the sale of its EECP systems to international markets as well as supplies, accessories and spare parts are recognized upon shipment, during the period in which the Company delivers the product to a common carrier. The sale of EECP systems are not

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

subject to a right of return, other than for normal warranty matters, and the Company is not obligated for post-sale upgrades to these systems. The cost of in-service support consisting of equipment set- up and training provided at the customers facilities are accrued at the time the revenue is recorded. The Company also recognizes revenue generated from servicing units that are no longer covered under by a warranty, or by providing sites with additional training, in the period that these services are provided. The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There are no significant minimum rental commitments on these operating leases at May 31, 2003. Revenues from the sale of extended warranties on the EECP system are recognized on a straight-line basis over the life of the extended warranty, ranging from one year to four years. Deferred revenues relate to extended warranty fees that have been paid by customers prior to the performance of extended warranty services.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases it presently has with one customer. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, an allowance for bad debt and executory costs, which are primarily related to product warranties on each unit sold. Unearned interest income is (Warranties are recorded straight-line and not by the interest methods as described here) amortized to income in a manner that produces a constant rate of return on the investment in the sales-type lease. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period that the sale is recorded.

Accounts Receivable/Financing Receivables

     The Company's accounts receivable trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

Inventories

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first- in, first-out basis. The Company often places EECP systems in at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

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

        Deferred revenues related to extended warranties are $1,851,584 and $1,186,450 at for the three-month periods ended August 31, 2003, and 2002, respectively.

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

Stock Compensation

     The Company has four stock-based employee compensation plans. . The Company accounts for stock- based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

Recently Issued Accounting Standards

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion of EITF 00-21 "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the impact of the adoption of EITF 00-21 on its financial statements.

Results of Operations

Three Months Ended August 31, 2003 and 2002
-------------------------------------------

     The Company generated revenues from the sale, lease and service of its external counterpulsation systems ("EECP" systems) of $5,426,532 and $4,539,170 for the three-month periods ended August 31, 2003 and 2002, respectively, reflecting an increase of $887,372 or 20%. The Company's loss before income taxes was $(256,594) and $(5,519,300) for the three-month periods ended August

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


31, 2003 and 2002, respectively. The Company reported a net loss of $(266,594) and $(4,234,278) for the three-months periods ended August 31, 2003 and 2002, respectively.

     The increase in revenues for the three-month periods ended August 31, 2003, as compared to August 31, 2002, is a result of the following:

     1. Revenue from sales of EECP equipment increased $583,601 or 14% to $4,788,110 for the three-month period ended August 31, 2003, compared to $4,204,509 for the same period of 2002. The higher revenue primarily reflected a 30% increase in unit shipments to domestic customers, which was partially offset by a 12% decline in average domestic selling prices. The reduced average sales prices had a $617,000 negative impact on equipment sales revenues for the three-month period ended August 31, 2003 compared to the three-month period ended August 31, 2002. Factors that have contributed to reduced average selling prices result primarily from increased competition in the domestic market and an increase in product mix toward the lower priced MC2 system. Sales of EECP systems were also negatively impacted by increased competition, a longer selling cycle and a number of vacancies in US sales territories. Factors positively impacting sales include the 35% Medicare rate increase effective in March 2003, continued publication of data supporting the clinical use of EECP and the generation of sales leads from direct marketing programs as well as the Company's presence at trade shows. International shipments of EECP equipment were $111,000 for the three-month period ended August 31, 2003 compared to $115,000 for the comparable period of the prior year.

     2. Revenue from equipment rentals and services were $638,422 and $334,661 for the three-months period ended August 31, 2003, respectively, reflecting an increase of $303,761 or 91% over the comparable period of the prior year. The higher revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts. In addition rental revenue for EECP systems increased 49% compared to the same period for prior year and now represents 9% of gross sales. The increase in rental revenue primarily reflects a short-term rental agreement with a single customer.

     The gross profit increased to $3,487,858 or 64% of revenues for the three-month period ended August 31, 2003, compared to $2,579,818 or 57% of revenues for the three-month period ended August 31, 2002. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non- domestic business due to the use of distributors, which results in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The improvement in gross profit margin for the quarter primarily reflects the impact of the higher revenue combined with planned cost reductions in manufacturing overhead, which were due primarily to decreased personnel cost and lower expenses for service travel and spare parts. The decrease in lower average domestic selling prices for EECP systems partially offset the above.

     Selling, general and administrative ("SG&A") expenses for the three-months ended August 31, 2003 and 2002 were $2,621,452 or 48% of revenues and $3,686,896 or 81% of revenues, respectively. The decrease of SG&A in both absolute amount and as a percentage of sales resulted primarily from a one-time $600,000 accrual arising from the settlement of litigation in the first quarter of the prior year, as well as lower selling and marketing expenditures primarily for outside services, promotional spending for advertising and printing plus lower travel costs during the three-month period ended August 31, 2003 as compared to the same period for the prior year. The above decreases were partially offset by higher administrative expenses, which reflected increased personnel, consulting services and insurance expenses.

     Research and development ("R&D") expenses of $955,545 or 18% of revenues for the three months ended August 31, 2003 decreased by $235,441, or 20%, from the prior three months ended August 31, 2002 of $1,190,986 or 26% of revenues. The decrease is due primarily to reduced expenditures for consulting services related to the Prospective Evaluation of EECP in Congestive Heart Failure, ("PEECH") clinical trial and lower product development costs. R&D expenses are primarily impacted by the PEECH clinical trial in heart failure and other clinical initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

continue its investments in product development and clinical trials in fiscal 2004 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes.

     During the three-month period ended August 31, 2003, the Company charged $189,181 to its provision for doubtful accounts as compared to $3,248,874 during the three-month period ended August 31, 2002. These charges, in fiscal 2003, primarily resulted from of a full write-off of receivables, including the present carrying amount of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment, with respect to a major customer, as well as specific reserves against certain international accounts for which extended credit terms were offered. During the second quarter of fiscal 2003, the Company was able to successfully recover all of the units that it had sold under sales-type leases to the aforementioned major customer back into its finished goods inventory and recorded a bad debt recovery of $479,408, which represented the present carrying amount of the equipment. The Company redeployed certain pieces of the equipment while certain other pieces have been returned to the Company's inventory.

     Interest expense and financing costs decreased to $33,366 in the three-month period ended August 31, 2003 from $48,852 for the same period in the prior year due to repayment of the Company's revolving secured credit facility in May 2003. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

     The decrease in interest income from the prior periods is the direct result of absence of interest income related to certain equipment sold under sales-type leases reported in fiscal 2002, as well as declining interest rates this year over last year, offset by the increase in the average cash balances invested during the quarter compared to the prior period.

     During the three-months ended August 31, 2003, the Company recorded a provision for state income taxes of $10,000. This is in contrast to an income tax benefit of $1,285,022 reported during the three-months ended August 31, 2002. As of August 31, 2003, the Company had recorded deferred tax assets of $14,582,000 net of a $706,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. In addition, the amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded, based upon the weight of available evidence, that it is more likely than not that all of the deferred tax assets would be realized. It is management's belief that realization of the deferred tax asset is not dependent on material improvements

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003 and the first quarter of fiscal 2004, (much of which was unexpected and non-recurring, including the write-off of approximately $2,600,000 in financing receivables and loan from the default of one customer, a $600,000 litigation settlement and $400,000 in employee severance payments and related expenses in fiscal 2003).

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


A. Dependence on outcome of PEECH trial and related reimbursement coverage policies. Presently, the Company is engaged in the PEECH trial, a pivotal study to evaluate the effectiveness of EECP therapy for congestive heart failure patients. The results of this study are likely to be the catalyst for Medicare and other third-party reimbursement coverage policies specific to heart failure. Although the Company has received clearance from the FDA to market for heart failure, medical community acceptance and insurance coverage policies are highly influenced by scientifically proven technologies. The Company had designed its PEECH protocol in cooperation with the FDA and had reached a formal agreement with the FDA that the key parameters of its investigational plan for this trial were appropriate to determine the effectiveness of EECP as an adjunct therapy for heart failure. The Company believes that its PEECH trial is robust and will provide favorable results that should provide a reasonable basis for market acceptance and insurance reimbursement.
B. Dependence on a single product platform. Current FDA labeling extends beyond chronic stable angina and congestive heart failure to unstable angina, myocardial infarction and cardiogenic shock (i.e., acute coronary syndromes). The Company intends to pursue additional clinical studies to validate the safety and effectiveness of EECP in acute coronary syndromes over the next few years.
C. Dependence on consistency of research findings about EECP efficacy and increasing acceptance of EECP by the medical community. To that end, the Company has sponsored the International EECP Patient Registry ("IEPR"), maintained at the University of Pittsburgh. Results to date (5,000 patients enrolled) have supported favorable results achieved in the initial trials conducted at the State University of New York at Stony Brook, as well the conclusions from the MUST-EECP multicenter, controlled, randomized and double-blinded efficacy trial completed in 1997. Phase 2 of the registry, known as IEPR II, began enrollment of 2,500 patients in January 2002 and is capturing additional date from angina patients that include, among other things, data related to concomitant heart failure symptoms.
D. Technological obsolescence of EECP by newly developed process, device or therapy. There is no assurance that such technology couldn't exist in the future to make EECP obsolete. However, there is presently little evidence to suggest it. Several companies are evaluating devices and drugs for heart failure but there is presently no consensus treatment for those patients. Even in the event one or more drugs are developed, it is unlikely that EECP would be replaced completely as many ill patients suffer a myriad of conditions with co-morbid disease states that would make them contraindicated for use. The cardiovascular disease market is so large and the disease so complex that numerous technologies can aggressively and successfully compete in the marketplace.
E. Competition, through acquisition or development, from companies with superior financial resources and marketing capabilities. There are presently only two competitors with a marketed external counterpulsation system. The Company believes that neither is well capitalized or positioned within the medical community (neither have done extensive clinical trials). The Company estimates having a 75%+ market share and doesn't foresee significant changes.
F. New or changed regulatory environment that creates unforeseen obstacles, or costs, to continue to market and sell the EECP system. None are known at this time. Such changes in this industry are not swift and would allow, in the opinion of management, sufficient time to modify its business plan or become compliant.
G. New or changed insurance reimbursement criteria that create, or reinstate, obstacles to physician acceptance of EECP. With respect to Medicare, the Company is confident that rates are now and will remain at sufficient levels to support the Company's growth. In fact, CMS raised rates for EECP treatment by 35% in March 2003 while all other cardiovascular procedures were adjusted downward by 4%. It is unlikely that Medicare rates would drop to a level that would adversely harm the Company's future prospects as EECP is proven to be a cost-effective solution in the management of angina.

     Although ultimate realization of all deferred tax assets is not assured, management has concluded, in accordance with SFAS 109, that based upon the weight of available evidence, it is more likely than not that the deferred tax

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

     The Company has financed its operations in fiscal 2004 and 2003 primarily from working capital and operating results. At August 31, 2003, the Company had a cash balance of $7,192,074 and working capital of $11,986,358 compared to a cash balance of $5,222,847 and working capital of $11,478,092 at May 31, 2003. The Company's cash balances increased in the current three-month period compared to May 31, 2003 primarily due to $2,080,567 cash provided by operating activities.

     The increase in cash provided by the Company's operating activities resulted primarily from lower accounts receivable, which provided cash of $2,181,399 for the three-month period ended August 31, 2003. Net accounts receivables were 95% of quarterly revenues for the three-month period ended August 31, 2003, compared to 113% at the end of the three-month period ended May 31, 2003, and accounts receivable turnover improved to 3.5 times in the three-month period ended August 31, 2003 compared to 3.2 times in the three-month period ended May 31, 2003. The Company's management has tightened its sales and credit policies, reduced extended payment terms and provides routine oversight with respect to its accounts receivable credit and collection efforts.

     The Company's standard payment terms on its equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. The Company has historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for its EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the three-month period ended August 31, 2003, less than 1% of revenues were generated from sales in which payment terms greater than 90 days were offered compared to approximately 3% during the three-month period ended August 31, 2002, and no sales-type leases were offered by the Company during either period. At August 31, 2003, approximately $385,000 or 46% of the allowance for doubtful accounts was related to specific accounts that had been offered extended credit terms and $1,027,000 or 17%, of gross accounts receivable represent accounts offered extended payment terms. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As the Company is creating a new market for EECP and recognizes the challenges that some customers may encounter, it has opted, at times, on a customer-by-customer basis, to recover its equipment instead of pursuing other legal remedies against these customers, which necessitated the recording of a reserve or a write-off by the Company.

     Additionally, the lower revenue for the three-month period ended August 31, 2003, compared to the three-month period ended May 31, 2003, resulted in reduced accounts receivable at the end of the period. Other key factors included inventories, which decreased by $465,443 reflecting efforts to improve procurement of its raw materials and management of finished goods inventory levels. Partially offsetting the above was an increase of $384,599 in other current assets reflecting the prepayment of the Company's annual insurance policies and a decrease in accounts payable, accrued expenses and other current liabilities of $104,835.

     Investing activities used net cash of $90,462 during the three-month period ended August 31, 2003. The principal use of cash was for the purchase of the Company's new enterprise resource planning software.

     Financing activities used net cash of $20,878 during the three-month period ended August 31, 2003, reflecting principal payments on loans partially offset by proceeds from the exercise of stock options.

     In fiscal 2002, the Company refinanced its long-term obligations on the purchase of its headquarters and warehouse facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. Under the terms of the agreement, which expires in February 2005, the Company is required to

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. Although the Company was not in compliance with certain financial covenants during each of its first three fiscal quarters of 2003, the bank issued waivers to the Company for those periods. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances. At August 31, 2003, the Company did not meet the minimum interest coverage, tangible net worth and minimum net earnings covenants and future compliance with each of these covenants in the near term is not certain. Management believes, based upon its cash balance at August 31, 2003 and its internal forecasts, that any limitation on the Company's ability to borrow against this credit facility through the remainder of fiscal 2004 and the first quarter of fiscal 2005 would not have an adverse effect on the Company's operations.

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

     Management believes that its working capital position at August 31, 2003, the ongoing commercialization of the EECP system, and the effect of initiatives undertaken to improve our cash position by managing operating expense levels and by strengthening our sales and credit policies will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2003:

                                                  Due as of   Due as of 8/31/05    Due as of 8/31/07        Due
                                        Total       8/31/04         and 8/31/06          and 8/31/08     Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                     $1,260,000      $111,000            $248,000             $133,000       $768,000
Operating Leases                      131,000        54,000              74,000                3,000             --
Litigation Settlement                 400,000       100,000             300,000                   --             --
Severance obligations                  40,000        40,000                  --                   --             --
Employment Agreements                 504,000       400,000             104,000                   --             --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash             $2,335,000      $705,000            $726,000             $136,000       $768,000
Obligations
====================================================================================================================

Effects of Inflation

     The Company believes that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 4 - PROCEDURES AND CONTROLS

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

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:
Exhibits

31 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002.

Reports on Form 8-K

        Current Report on Form 8-K dated June 16, 2003.
        Current Report on Form 8-K dated June 30, 2003.
        Current Report on Form 8-K dated August 13, 2003.

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VASOMEDICAL, INC.

                             By: /s/ Gregory D. Cash
                                 --------------------------------
                                 Gregory D. Cash
                                 Chief Executive Officer and Director
                                 (Principal Executive Officer)

                                 /s/ Thomas W. Fry
                                 --------------------------------
                                 Thomas W. Fry
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Date:  October 15, 2003