Form 10-Q
period 2003-11-30
VASOMEDICAL INC
filed 2004-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2003

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at January 9, 2004                                   57,827,690


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements (unaudited)                           Page
                                                                            ----
                Consolidated Condensed Balance Sheets as of
                        November 30, 2003 and May 31, 2003                     3

                Consolidated Condensed Statements of Earnings for the
                        Six and Three Months Ended November 30, 2003 and 2002  4

                Consolidated Condensed Statement of Changes in Stockholders'
                        Equity for the Period from June 1, 2003 to November
                        30, 2003                                               5

                Consolidated Condensed Statements of Cash Flows for the
                        Six Months Ended November 30, 2003 and 2002            6

                Notes to Consolidated Condensed Financial Statements           7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     16

        Item 3  Qualitative and Quantitative Disclosures About Market Risk    27

        Item 4  Procedures and Controls                                       27

PART II - OTHER INFORMATION                                                   28

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                November 30,           May 31,
                                                                                    2003                 2003
                                                                              -----------------    -----------------
                                 ASSETS                                         (unaudited)           (audited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $7,554,220           $5,222,847
     Accounts receivable, net of an allowance for doubtful accounts of
       $763,888 at November 30, 2003 and $768,629 at May 31, 2003                  4,514,363            7,377,118
     Inventories                                                                   3,062,260            3,439,567
     Deferred income taxes                                                                --              303,000
     Financing receivables, net                                                      149,387              264,090
     Other current assets                                                            494,723              268,231
                                                                              -----------------    -----------------
         Total current assets                                                     15,774,953           16,874,853

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,584,511 at
   November 30, 2003 and $ 2,338,366 at May 31, 2003                               2,686,638            3,233,158
FINANCING RECEIVABLES, net                                                                --              679,296
DEFERRED INCOME TAXES                                                             14,582,000           14,279,000
OTHER ASSETS                                                                         298,440              261,243
                                                                              -----------------    -----------------
                                                                                 $33,342,031          $35,327,550
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $3,218,925           $2,667,861
     Current maturities of long-term debt and notes payable                          112,658              108,462
     Sales tax payable                                                               342,913              461,704
     Deferred revenues                                                             1,334,983              789,118
     Accrued warranty and customer support expenses                                  358,000              575,000
     Accrued professional fees                                                       107,654              207,793
     Accrued commissions                                                             382,561              586,823
                                                                              -----------------    -----------------
         Total current liabilities                                                 5,857,694            5,396,761

LONG-TERM DEBT                                                                     1,121,179            1,177,804
ACCRUED WARRANTY COSTS                                                               143,000              213,000
DEFERRED REVENUES                                                                    949,183              920,433
OTHER LIABILITIES                                                                    300,250              300,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       57,827,690 and 57,822,023 shares at November 30, 2003 and May 31,
       2003, respectively, issued and outstanding                                     57,828               57,822
     Additional paid-in capital                                                   50,628,269           50,623,316
     Accumulated deficit                                                         (25,715,372)         (23,361,836)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               24,970,725           27,319,302
                                                                              -----------------    -----------------
                                                                                 $33,342,031          $35,327,550
                                                                              =================    =================

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                         Six Months Ended                     Three Months Ended
                                                            November 30,                         November 30,
                                                    ------------------------------      ------------------------------
                                                        2003             2002               2003             2002
                                                    -------------    -------------      -------------    -------------
Revenues
   Equipment sales                                    $8,961,860      $10,414,340         $4,173,750       $6,209,831
   Equipment rentals and services                      1,367,801          769,098            729,379          433,437
                                                    -------------    -------------      -------------    -------------

                                                      10,329,661       11,183,438          4,903,129        6,644,268

Cost of sales and services                             3,631,923        3,963,889          1,693,249        2,004,537
                                                    -------------    -------------      -------------    -------------
   Gross Profit                                        6,697,738        7,219,549          3,209,880        4,639,731

Expenses
   Selling, general and administrative                 6,134,429        7,863,844          3,512,977        4,176,948
   Research and development                            1,953,375        2,517,626            997,830        1,326,640
   Provision for doubtful accounts                       985,511        3,260,708            796,330           11,834
   Interest and financing costs                           66,246           97,067             32,880           48,215
   Interest and other income, net                       (108,287)        (104,704)           (53,195)         (28,214)
                                                    -------------    -------------      -------------    -------------
                                                       9,031,274       13,634,541          5,286,822        5,535,423

                                                    -------------    -------------      -------------    -------------
LOSS BEFORE INCOME TAXES                              (2,333,536)      (6,414,992)        (2,076,942)        (895,692)
   Income tax (expense) benefit, net                     (20,000)       1,583,922            (10,000)         298,900
                                                    -------------    -------------      -------------    -------------
NET LOSS                                             ($2,353,536)     ($4,831,070)       ($2,086,942)       ($596,792)
                                                    =============    =============      =============    =============

Net loss per common share
     - basic                                              ($0.04)          ($0.08)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============
     - diluted                                            ($0.04)          ($0.08)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============

Weighted average common shares outstanding
     - basic                                          57,827,265       57,567,317         57,827,690       57,658,021
                                                    =============    =============      =============    =============
     - diluted                                        57,827,265       57,567,317         57,827,690       57,658,021
                                                    =============    =============      =============    =============

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                     Additional                              Total
                                                                       Paid-in         Accumulated       Stockholders
                                        Shares         Amount          Capital           Deficit            Equity
                                      ------------    ----------    --------------    ---------------    --------------
Balance at June 1, 2003                57,822,023       $57,822       $50,623,316       ($23,361,836)      $27,319,302
Exercise of stock options                   5,667             6             4,953                                4,959
Net loss                                                                                  (2,353,536)       (2,353,536)
                                      ------------    ----------    --------------    ---------------    --------------
Balance at November 30, 2003           57,827,690       $57,828       $50,628,269       ($25,715,372)      $24,970,725
                                      ============    ==========    ==============    ===============    ==============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Six months ended
                                                                                          November 30,
                                                                              --------------------------------------
                                                                                    2003                 2002
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net loss                                                                    ($2,353,536)         ($4,831,070)
                                                                              -----------------    -----------------
     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation and amortization                                               415,003              589,998
         Provision for doubtful accounts, net of write-offs                          675,258            3,001,708

         Deferred income taxes                                                            --           (1,643,900)
         Stock options granted for services                                               --               25,125
         Changes in operating assets and liabilities
              Accounts receivable                                                  2,867,497            2,819,302
              Financing receivables, net                                             113,999              112,892
              Inventories                                                            645,361             (174,093)
              Other current assets                                                  (226,492)              67,793
              Other assets                                                           (53,372)             (41,589)
              Accounts payable, accrued expenses and other current
                liabilities                                                          456,737             (198,536)
              Other liabilities                                                      (41,250)             493,912
                                                                              -----------------    -----------------
                                                                                   4,852,741            5,052,612
                                                                              -----------------    -----------------
     Net cash provided by operating activities                                     2,499,205              221,542
                                                                              -----------------    -----------------

     Cash flows from investing activities
         Purchase of property and equipment                                         (120,362)            (217,716)
                                                                              -----------------    -----------------
     Net cash used in investing activities                                          (120,362)            (217,716)
                                                                              -----------------    -----------------

     Cash flows from financing activities
         Proceeds from notes                                                              --              126,967
         Payments on notes                                                           (52,429)             (29,904)
         Proceeds from exercise of options and warrants                                4,959              225,000
                                                                              -----------------    -----------------
     Net cash provided by (used in) financing activities                             (47,470)             322,063
                                                                              -----------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,331,373              325,889
     Cash and cash equivalents - beginning of period                               5,222,847            2,967,627
                                                                              -----------------    -----------------
     Cash and cash equivalents - end of period                                    $7,554,220           $3,293,516
                                                                              =================    =================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable
       to operating leases - net                                                   ($268,054)            $312,405

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of November 30, 2003, and the related consolidated condensed statements of earnings for the six and three-month periods ended November 30, 2003 and 2002, changes in stockholders' equity for the six-month period ended November 30, 2003, and cash flows for the six-month periods ended November 30, 2003 and 2002, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2003, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2003. Results of operations for the periods ended November 30, 2003 and 2002 are not necessarily indicative of the operating results expected or reported for the full year.

NOTE B  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position and results of operations.

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

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company deferred $42,500 of revenue related to the fair value of installation and in- service training and $253,750 of revenue related to the warranty service for EECP system sales recognized during the second quarter of fiscal 2004.

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

     During the six-month period ended November 30, 2003, the Board of Directors granted stock options under the 1999 Stock Option Plan (the "1999 Plan") to three employees to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $0.92 to $1.04 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). These options vest over a three-year period and expire ten years from the date of grant.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         Six Months Ended                    Three Months Ended
                                                            November 30,                         November 30,
                                                    ------------------------------      ------------------------------
                                                        2003             2002               2003             2002
                                                    -------------    -------------      -------------    -------------
Net loss, as reported                                ($2,353,536)     ($4,831,070)       ($2,086,942)       ($596,792)
     Deduct: Total stock-based employee
       compensation expense determined under fair
       value-based method for all awards                (678,580)        (433,919)          (349,109)        (140,915)
                                                    -------------    -------------      -------------    -------------
Pro forma net loss                                   ($3,032,116)     ($5,264,989)       ($2,436,051)       ($737,707)
                                                    =============    =============      =============    =============

Loss per share:
    Basic - as reported                                  ($0.04)          ($0.08)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============
    Diluted - as reported                                ($0.04)          ($0.08)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============
    Basic - pro forma                                    ($0.05)          ($0.09)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============
    Diluted - pro forma                                  ($0.05)          ($0.09)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

NOTE D  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 6,685,086 and 5,765,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended November 30, 2003 and 2002, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                          Six Months Ended                  Three Months Ended
                                                            November 30,                        November 30,
                                                    ------------------------------      ------------------------------
                                                        2003             2002               2003             2002
                                                    -------------    -------------      -------------    -------------
Numerator:
   Basic and diluted net loss                        ($2,353,536)     ($4,831,070)       ($2,086,942)       ($596,792)
Denominator:
   Basic - weighted average common shares             57,827,265       57,567,317         57,827,690       57,658,021
     Stock options                                            --               --                 --               --
     Warrants                                                 --               --                 --               --
                                                    -------------    -------------      -------------    -------------
   Diluted - weighted average common shares           57,827,265       57,567,317         57,827,690       57,658,021
                                                    =============    =============      =============    =============
Basic and diluted loss per common share                  ($0.04)          ($0.08)            ($0.04)          ($0.01)
                                                    =============    =============      =============    =============

NOTE E - INVENTORIES

                                                                   November 30,             May 31,
                                                                       2003                  2003
                                                                 ----------------    ------------------
Inventories consist of the following:
   Raw materials                                                     $1,095,056           $1,374,241
   Work in progress                                                     744,719              634,890
   Finished goods                                                     1,222,485            1,430,436
                                                                 ----------------    ------------------
                                                                     $3,062,260           $3,439,567
                                                                 ================    ==================

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the six months ended November 30:

                                                                 2003
                                                                 ----
                 Expected life (years)                              5
                 Expected volatility                              84%
                 Risk-free interest rate                         3.6%

NOTE F  - FINANCING RECEIVABLES FROM MAJOR CUSTOMERS

     In fiscal 2002, the Company sold its external counterpulsation systems ("EECP" units) to two major customers engaged in establishing independent networks of EECP centers under sales-type leases aggregating revenues of $4,187,009 in fiscal 2002. No additional equipment was sold to these customers during fiscal 2003 or 2004.

     In late August 2002, the largest customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. In September 2002, the Company was notified by this customer of recent circumstances that precluded their ability to remain current under their financing obligations to the Company. Accordingly, management decided to write-off, in full, all funds due from this customer as of August 31, 2002, which aggregated approximately $3,000,000, including the present carrying amount

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment. During the second quarter of fiscal 2003, the customer ceased operations and the Company was able to successfully recover all of the units that it had sold under sales-type leases to the customer back into its finished goods inventory and recorded a bad debt recovery of $479,000, which represented the present carrying amount of the equipment. The Company redeployed certain pieces of the equipment while other pieces were returned to the Company's inventory for resale.

     The second customer became delinquent in its scheduled monthly payments during the fourth quarter of fiscal 2003. During the first and second quarters of fiscal 2004 the customer attempted to remedy the situation and made payments totaling $70,000. In December 2003, the customer ceased operations. Accordingly, management decided to write-off all funds due from this customer as of November 30, 2003, less the anticipated recovery of equipment and the reduction of related liabilities for sales tax, which totals $149,387 at November 30, 2003. The write-off of $680,000 is included as a component of provision for doubtful accounts in the accompanying Statement of Earnings. The Company is currently negotiating with other third parties and anticipates that it may be able to redeploy certain pieces of the equipment while other pieces will be returned to the Company's inventory for resale. Additionally, the Company is evaluating its ability to seek additional recovery from the customer.

     The Company is no longer offering sales-type leases.

NOTE G - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

                                                                  November 30,            May 31,
                                                                      2003                 2003
                                                                  ------------          -----------

Revolving credit agreement (a)                                             --                     --
Term loans (b) (c)                                                 $1,233,837             $1,286,266
Less current portion                                                 (112,658)              (108,462)
                                                                 ----------------    ------------------
                                                                   $1,121,179             $1,177,804
                                                                 ================    ==================

     (a) In February 2002, the Company renegotiated a secured revolving credit line with its existing bank. The credit line provided for borrowings up to $15,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.4% at May 31, 2002). At May 31, 2002, approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. In October 2002, the credit line was further amended to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances and there are currently no outstanding borrowings. At November 30, 2003, the Company did not meet the minimum interest coverage, tangible net worth and minimum net earnings covenants and future compliance with each of these covenants in the near term is not certain.

     (b) The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen- year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building. At November 30, 2003, $1,049,030 was outstanding in connection with these notes.

     (c) In fiscal 2003, the Company financed the cost of implementation of a management information system and secured several notes, aggregating approximately $238,000. The notes, which bear interest at rates ranging from

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

7.5% through 8.7%, are payable in monthly installments consisting of principal and interest payments over four-year terms, expiring at various times between August and October 2006. At November 30, 2003, $184,807 was outstanding in connection with these notes.


NOTE H  DEFERRED REVENUES

     The Company records revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company began to defer revenue related to EECP system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

        The changes in the Company's deferred revenues are as follows:

                                                                              Six months
                                                                                ended
                                                                             November 30,
                                                                      2003                 2002
                                                                      ----                 ----
Deferred Revenue at the beginning of the period                    $1,709,551               $991,204
   ADDITIONS
     Deferred extended service contracts                              945,938                774,425
     Deferred in-service training                                      97,500                     --
     Deferred warranty obligations                                    292,500                     --
   DELETIONS
     Deferred extended service contracts recognized as
       revenue                                                       (667,573)              (320,100)
     Deferred in-service training recognized as revenue               (55,000)                    --
     Deferred warranty obligations recognized as revenue
                                                                      (38,750)                    --
                                                                 ----------------    ------------------
Deferred revenue at end of period                                   2,284,166              1,445,529
Less current portion                                               (1,334,983)              (536,746)
                                                                 ----------------    ------------------
                                                                     $949,183               $908,783
                                                                 ================    ==================

NOTE I  WARRANTY COSTS

     Equipment sold is generally covered by a warranty period of one year. Effective September 1, 2003, the Company adopted the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year warranty service is deferred and recognized as revenue over the service period. As such, the Company no longer accrues warranty costs upon delivery but rather recognizes warranty and related service costs as incurred. Prior to September 1, 2003, the Company accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. A review of warranty obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate. Warranty reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated balance sheets.

     The changes in the Company's product warranty liability are as follows:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

                                                                              Six months
                                                                                 ended
                                                                             November 30,
                                                                       2003                  2002
                                                                       ----                  ----
Warranty liability at the beginning of the period                    $788,000               $991,000
   Expense for new warranties issued                                  164,000                336,000
   Warranty amortization                                             (451,000)              (458,000)
                                                                 ----------------    ------------------
Warranty liability at end of period                                  $501,000               $869,000
                                                                 ================    ==================

NOTE J - INCOME TAXES

     During the six-months ended November 30, 2003, the Company recorded a provision for state income taxes of $20,000. This is in contrast to an income tax benefit of $1,583,922 reported during the six-months ended November 30, 2002.

     As of November 30, 2003, the Company had recorded deferred tax assets of $14,582,000 (net of a ($1,357,000) valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments in 2004 that was recently announced by The Centers for Medicare and Medicaid Services ("CMS"), a Federal agency within the U.S. Department of Health and Human Services responsible for the administration of the Medicare and Medicaid programs, plus other factors currently influencing market conditions including the impact of increased competition, declining sales prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and increase to the valuation allowance during the six-month period ended November 30, 2003 was $735,000.

     The following factors are anticipated to positively impact the future of the Company's business activities and initiatives:

     A. A large and increasing worldwide patient population with cardiovascular disease demanding new choices of therapy, leading to increased reimbursement coverage in the United States and other countries. The estimated US patient population for angina patients is approximately 6.2 million and approximately 5 million patients for heart failure.
     B. Approval of Medicare coverage and other third-party payer policies specific to the congestive heart failure indication. The results of the Company's ongoing PEECH trial are likely a pre-requisite for significant coverage policies. The Company anticipates that the results from the PEECH trial will be favorable (based upon a published feasibility study and other analyses). The results should be available for submission to CMS in late 2004 and a coverage decision is anticipated in mid 2005. The combination of favorable PEECH trial results and Medicare reimbursement would likely be a significant catalyst for significant Company growth.
     C. Potential extension of Medicare coverage to include all classes of angina (beyond the present Class III/IV indication for refractory angina, for which the Company estimates the annual patient population in the US alone is 150,000).
     D. A cardiology community with a mandate to offer patients new disease management solutions providing effective clinical and economic outcomes. The Company has cultivated relationships with many of the leading institutions and cardiologists (as evidenced in its roster of PEECH study sites).

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

     E. The accumulation of EECP clinical validation and removal of obstacles to third-party insurance reimbursement. Numerous abstracts and publications are presented each year at major scientific meetings worldwide. The Company estimates that more than 300 third-party payers reimburse for EECP therapy, many on a routine basis.
     F. Expanded base of future FDA-cleared indications to more effectively penetrate the hospital market, particularly with respect to heart failure (for which FDA clearance was received in June 2002), acute coronary syndromes (also cleared by FDA), diabetes management, and peripheral and cerebrovascular diseases.
     G. Initiatives planned to lower the cost of the Company's EECP systems, thus improving margins or helping to preserve margins from further price erosion.
     H. The Company has a large, non-domestic market opportunity that it intends to develop through a network of local independent distributors. The Company has received the CE Mark (FDA-clearance equivalent) and is ISO 13485 certified.
     I. Continuing to prove more definitively the mechanism of action by which EECP operates. Smaller scale clinical studies are aimed at convincing those with lingering doubt about EECP's effectiveness that the therapy is, indeed, safe and effective and serves to expand the market. Studies have been presented and published in this area.
     J. Increased hardware utility to allow for the use of EECP in an increasing number of patient environments. The EECP TS4 system is mobile, quieter and can be used more easily in the hospital environment. Future system modifications could allow for emergency room use.

          The Company acknowledges that certain risk factors have the potential to adversely affect the business opportunity that has been outlined. Initiatives planned to mitigate the impact of such risks have been addressed. They include:

     A. Dependence on outcome of PEECH trial and related reimbursement coverage policies. Presently, the Company is engaged in the PEECH trial, a pivotal study to evaluate the effectiveness of EECP therapy for congestive heart failure patients. The Company anticipates that the results of this study will be the catalyst for Medicare and other third-party reimbursement coverage policies specific to heart failure. Although the Company has received clearance from the FDA to market for heart failure, the medical community, market acceptance and insurance coverage policies are highly influenced by scientifically proven technologies. The Company had designed its PEECH protocol in cooperation with the FDA and had reached a formal agreement with the FDA that the key parameters of its investigational plan for this trial were appropriate to determine the effectiveness of EECP as an adjunct therapy for heart failure. The Company believes that its PEECH trial is robust and will provide favorable results that should provide a reasonable basis for market acceptance and insurance reimbursement.

     B. Dependence on a single product platform. Current FDA labeling extends beyond chronic stable angina and congestive heart failure to unstable angina, myocardial infarction and cardiogenic shock (i.e., acute coronary syndromes). The Company intends to pursue additional clinical studies to validate the safety and effectiveness of EECP in acute coronary syndromes over the next few years provided sufficient financial resources are available.

     C. Dependence on consistency of research findings about EECP efficacy and increasing acceptance of EECP by the medical community. To that end, the Company has sponsored the International EECP Patient Registry
          (IEPR), maintained at the University of Pittsburgh. Results to date (5,500 patients enrolled) have supported favorable results achieved in the initial trials conducted at the State University of New York at Stony Brook, as well the conclusions from the MUST-EECP multicenter, controlled, randomized and double-blinded efficacy trial completed in 1997. Phase 2 of the registry, known as IEPR II, began enrollment of 2,500 patients in January 2002 and is capturing additional data from angina patients that include, among other things, data related to concomitant heart failure symptoms.

     D. Technological obsolescence of EECP by newly developed process, device or therapy. There is no assurance that such technology couldn't exist in the future to make EECP obsolete. Several companies are evaluating devices and drugs for heart failure but there is presently no consensus treatment for those patients. Even in the event one or more drugs are developed, it is unlikely that EECP would be replaced completely as many ill patients suffer a myriad of conditions with co-morbid disease states that would make them contraindicated for use. The Company believes that the cardiovascular disease market is so large and the disease so complex that numerous technologies can aggressively and successfully compete in the marketplace.

     E. Competition, through acquisition or development, from companies with superior financial resources and marketing capabilities. The barriers of entry for external counterpulsation therapy are relatively small however, there are presently only two competitors with a marketed external counterpulsation system. The Company believes that neither is well capitalized or positioned within the medical community (neither have done significant clinical trials). The Company estimates that it has a 75% plus market share and does not foresee significant changes.

     F. New or changed regulatory environment that creates unforeseen obstacles, or costs, to continue to market and sell the EECP system. None are known at this time. Such changes in this industry are normally not swift and would allow, in the opinion of management, sufficient time to modify its business plan or become compliant.

     G. New or changed insurance reimbursement criteria that create, or reinstate, obstacles to physician acceptance of EECP. With respect to Medicare, CMS raised rates for EECP treatment by 35% in March 2003 and then effective January 2004 lowered EECP treatment rates by 32% to levels that are significantly below the pre-March 2003 rates. The Company believes that the 2004 Medicare rates were dropped to a level that may adversely effect the Company's future prospects and will be evaluating the impact of the lower rates on its future prospects and its ability to fully realize the deferred tax asset.

     Ultimate realization of all deferred tax assets is not assured, due to the uncertainty associated with estimates of future taxable income during the carryforward period. Management is evaluating the amount of the deferred tax asset in accordance with SFAS 109, to determine that based upon the weight of available evidence, whether or not it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

Employment Agreements

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

     In October 2003, the Company entered into an employment agreement with its new Chief Financial Officer. The agreement, which expires in September 2005, provides for certain settlement benefits, including a lump-sum payment of twelve

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2003

months of base salary in the event of a change of control, as defined, or a termination payment in an amount equal to six months of base salary in the event of termination without cause, as defined.

     The approximate aggregate minimum compensation obligation under active employment agreements at November 30, 2003 are summarized as follows:

                           Fiscal Year            Amount
                           -----------            ------
                             2004                $529,167
                             2005                 140,479
                                                 --------
                                                 $669,646
                                                 ========

Consulting Agreements

     In September 2003, the Company and its then Chief Financial Officer entered into a termination and consulting agreement. As a result of this termination, the Company will pay to the former employee a severance payment of $140,000 in equal monthly installments through September 2004. The Company recorded a charge to operations during the three-month period ended November 30, 2003 to reflect this obligation. Further, the consulting agreement provides for the continued vesting of stock options that had been previously granted to the employee, which would have otherwise vested during the term of the agreement. The terms of the original option grants provided for vesting throughout the period that the former employee was employed by or provided services to the Company. There were no other modifications to any of his previously granted stock options.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

     EECP therapy is currently reimbursed by Medicare and numerous other commercial third-party payers for the treatment of refractory angina. The Medicare reimbursement rate in the continental United States for a full course of 35 one-hour treatments ranges from $3,960 to $6,926. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present coverage policy.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2003 includes a summary of the Company's significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies are as follows:

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, the Company recognizes revenue from the sale of its EECP systems in the period in which the Company delivers the system to the customer. Revenue from the sale of its EECP systems to international markets are recognized upon shipment, during the period in which the Company delivers the product to a common carrier, as well as supplies, accessories and spare parts to both domestic and

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

international customers. The sale of EECP systems are not subject to a right of return, other than for normal warranty matters, and the Company is not obligated for post-sale upgrades to these systems.

     In most cases, revenue from direct EECP system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, the Company adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured
(b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, in-service support consisting of equipment set-up and training provided at the customers facilities and warranty service for system sales generally covered by a warranty period of one year. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third- party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the EECP system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for EECP system sales when delivery and acceptance occurs, for installation and in- service training when the services are rendered, and for warranty service ratably over the service period, which is generally one year.

     Upon adoption of the provisions of EITF 00-21, the Company deferred $42,500 of revenue related to the fair value of installation and in-service training and $253,750 of revenue related to the warranty service for EECP system sales delivered during the second quarter of fiscal 2004. The amount related to warranty service will be recognized as service revenue ratably over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted.

     The Company also recognizes revenue generated from servicing EECP systems that are no longer covered by a warranty agreement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues related to extended warranty agreements that have been paid by customers prior to the performance of extended warranty services were $1,987,916 as of November 30, 2003. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     Amounts billed in excess of revenue recognized are included as deferred revenue in the condensed consolidated balance sheets.

     The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There are no significant minimum rental commitments on these operating leases at November 30, 2003.

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

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

     In addition, the Company periodically reviews and assesses the net realizability of its receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the first quarter of fiscal 2003 and the second quarter of fiscal 2004, management decided to write-off financing receivables under sales-type leases of approximately $2,558,000 and $680,000, respectively, as a result of significant uncertainties with respect to these customers' ability to meet their financial obligations.

Inventories

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. Effective September 1, 2003, the Company adopted the provisions of EITF 00-21 on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year warranty service is deferred and recognized as revenue over the service period. As such, the Company no longer accrues warranty costs upon delivery but rather recognizes warranty and related service costs as incurred. Prior to September 1, 2003, the Company accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. A review of warranty obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate. Warranty reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated balance sheets. The Company records revenue on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

     Deferred revenues related to extended warranties are $1,987,916 and $1,186,450 at November 30, 2003, and 2002, respectively.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

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

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company deferred $42,500 of revenue related to the fair value of installation and in- service training and $253,750 of revenue related to the warranty service for EECP system sales recognized during the second quarter of fiscal 2004.

Results of Operations

Three Months Ended November 30, 2003 and 2002
---------------------------------------------

     Net revenue from sales, leases and service of the Company's external counterpulsation systems ("EECP" systems) for the three-month periods ended November 30, 2003 and 2002, were $4,903,129 and $6,644,268 which represented a decline of $1,741,139 or 26%. The Company's loss before income taxes for the three-month periods ended November 30, 2003 and 2002 was ($2,076,942) and ($895,692), respectively. The Company reported a net loss of ($2,086,942) and ($596,792) for the three-month periods ended November 30, 2003 and 2002, respectively.

     The decline in revenues is due primarily to lower sales of EECP systems in both the domestic and international markets. Domestic equipment sales for the three-month period ended November 30, 2003, were down approximately 24% compared to the same three-month period in the prior year. The decline in domestic equipment sales reflects a 16% reduction in EECP system volume plus the impact from lower average selling prices of approximately 11% when compared to the average selling prices for the same three-month period in the prior year.
Domestic sales of EECP systems were negatively impacted by the announced reduction by CMS of approximately 34% in Medicare rates for the calendar year 2004 plus the impact of increased competition, and a longer selling cycle. In addition, the Company has recently rebuilt its sales force and filled a number of US sales territory vacancies. The Company estimates that a new sales representative will need between six and nine months from date of hire to become fully effective and 15 of the Company's 24 sales territories have been filled with representatives less than nine months. International sales of EECP systems declined approximately 58% to $279,000 due to lower volume. In addition, the Company adopted EITF 00-21 during the period. Upon adoption of the provisions of EITF 00-21, the Company deferred $42,500 of revenue related to the fair value of installation and in-service training and $253,750 of revenue related to the

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

warranty service for EECP system sales delivered during the second quarter of fiscal 2004. This amount related to warranty service will be recognized as service revenue ratably over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted.

     The above was partially offset by a 68% increase in revenue from equipment rental and services reflecting primarily an increase of approximately 90% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts.

     The gross profit decreased to $3,209,880 or 65% of revenues for the three-month period ended November 30, 2003, compared to $4,639,731 or 70% of revenues for the three-month period ended November 30, 2002. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors, which results in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The reduction in gross profit as a percentage of sales for the quarter primarily reflects the impact of lower average domestic selling prices for EECP systems plus the lower volume resulting in increased overhead absorption rates.

     Selling, general and administrative ("SG&A") expenses for the three-months ended November 30, 2003 and 2002 were $3,512,977 or 72% of revenues and $4,176,948 or 63% of revenues, respectively. The decrease of SG&A in absolute amount resulted primarily from lower selling and marketing expenditures primarily for international travel, outside services, commissions, promotional spending for advertising and printing partially offset by higher personnel expenses during the three-month period ended November 30, 2003, as compared to the same period for the prior year. Administrative expenses reflected lower expenses for consulting services and legal fees partially offset by increased fees for accounting services.

     Research and development ("R&D") expenses of $997,830 or 20% of revenues for the three months ended November 30, 2003, decreased by $328,810 or 25%, from the prior three months ended November 30, 2002, of $1,326,640 or 20% of revenues. The decrease is due primarily to reduced expenditures for clinical consulting services, the completion of several smaller clinical trials and lower outside services related to new product development. Expenses related to the prospective evaluation of EECP in congestive heart failure, ("PEECH") clinical trial increased for the three months ended November 30, 2003, partially offsetting the above. R&D expenses are primarily impacted by the PEECH clinical trial in heart failure and other clinical initiatives (including the International EECP Patient Registry), as well as continued product design and development costs. The Company expects to continue its investments in product development and clinical trials in fiscal 2004 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes. As of December 31, 2003, the PEECH trial was 95% enrolled.

     During the three-month period ended November 30, 2003, the Company charged $796,830 to its provision for doubtful accounts as compared to $11,834 during the three-month period ended November 30, 2002. In fiscal 2002, the Company sold its EECP systems to a major customer engaged in establishing independent networks of EECP centers under a sales-type lease aggregating revenues of $1,271,888. No additional equipment was sold to this customer during fiscal 2003 or 2004. This customer became delinquent in its scheduled monthly payments during the fourth quarter of fiscal 2003. During the first and second quarters of fiscal 2004 the customer attempted to remedy the situation and made payments to the Company totaling $70,000. In December 2003, the customer ceased operations. Accordingly, management decided to record an additional $680,000 provision to the allowance for doubtful accounts, which represents all funds due from this customer as of November 30, 2003, less the anticipated recovery of equipment and the reduction of related liabilities for sales tax and commissions. The Company is currently negotiating with other third parties and anticipates that it may be able to redeployed certain pieces of the equipment while other pieces will be returned to the Company's inventory for resale. Additionally, the Company is evaluating its ability to seek additional recovery from the customer. In fiscal 2003 the Company recorded a bad debt recovery of $470,408 related to the successful recovery of equipment that it had sold to a different customer under a sales-type lease that was written off in full during the first quarter of fiscal 2003. This recovery partially offset a charge for $482,242 primarily related to specific reserves that were established for international accounts for which extended credit terms were offered.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

     Interest expense and financing costs decreased to $32,880 in the three-month period ended November 30, 2003, from $48,215 for the same period in the prior year due to repayment of the Company's revolving secured credit facility in May 2003. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

     Interest and other income for the three-month period ended November 30, 2003 and 2002, were $53,195 and $28,214, respectively. The increase in interest income from the prior periods is the direct result of the higher average cash balances invested during the quarter compared to the prior period. The absence of interest income related to certain equipment sold under sales-type leases reported in fiscal 2002, as well as declining interest rates this year over last year earned on the average cash balances partially offset the above.

     During the three-months ended November 30, 2003, the Company recorded a provision for state income taxes of $10,000. This is in contrast to an income tax benefit of $298,900 reported during the three-months ended November 30, 2002. As of November 30, 2003, the Company had recorded deferred tax assets of $14,582,000 net of a $1,357,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments in 2004 that was recently announced by CMS plus other factors currently influencing market conditions including the impact of increased competition, declining sales prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and increase to the valuation allowance during the second quarter for fiscal 2004 was $460,000.

Six Months Ended November 30, 2003 and 2002
-------------------------------------------

     The Company generated revenues from the sale, lease and service of its EECP" systems of $10,329,661 and $11,183,438 for the six-month periods ended November 30, 2003 and 2002, respectively, reflecting a decrease of $853,777 or 8%. The Company's loss before income taxes was ($2,333,536) and ($6,414,992) for the six-month periods ended November 30, 2003 and 2002, respectively. The Company reported a net loss of ($2,353,536) and ($4,831,070) for the six-month periods ended November 30, 2003 and 2002, respectively.

     The decline in revenues is due to lower sales of EECP systems in both the domestic and international markets. Domestic equipment sales for the six-month period ended November 30, 2003, were down approximately 8% compared to the same six-month period in the prior year. The decline in domestic equipment sales is primarily due to a reduction in the average sales price for EECP systems of approximately 13% when compared to the average sales price for the same six-month period last year. EECP system volume increased over the period by approximately 3% when compared to the same period for the prior year. International shipments of EECP systems declined approximately 50% to $390,000 due to a higher sales rate in the previous year upon receipt of the CE Mark. In addition, the Company adopted EITF 00-21 during the period. Upon adoption of the provisions of EITF 00-21, the Company deferred $42,500 of revenue related to the fair value of installation and in-service training and $253,750 of revenue related to the warranty service for EECP system sales delivered during the second quarter of fiscal 2004. The impact of lower prices resulting from price compaction from competitive products continues to have a negative impact on revenue when compared with prior periods. Management believes that the EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the system plus the many value added services offered by the Company. The above was partially offset by a 78% increase in revenue from equipment rental and services reflecting primarily an increase of approximately 101% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts.

     The gross profit declined to $6,697,738 or 65% of revenues for the six-month period ended November 30, 2003, compared to $7,219,549 or 65% of revenues for the six-month period ended November 30, 2002. The gross profit margin as a percentage of revenue for the six-month period ended November 30, 2003, remained unchanged compared to the same six-month period of the prior fiscal year despite the lower revenue due primarily to planned cost reductions in manufacturing overhead reflecting decreased personnel cost and lower expenses for service travel and spare parts, which offset the impact of lower unit volume and reduced average selling prices.

     Selling, general and administrative expenses for the six-months ended November 30, 2003 and 2002, were $6,134,429 or 59% of revenues and $7,863,844 or
70% of revenues, respectively. The decrease of SG&A in both absolute amount and as a percentage of sales resulted primarily from a one-time $600,000 accrual arising from the settlement of litigation plus a severance charges for approximately $300,000 in the prior year, as well as lower selling and marketing expenditures primarily for outside services, promotional spending for advertising and printing plus lower travel costs during the six-month period ended November 30, 2003 as compared to the same period for the prior year. The above decreases were partially offset by higher administrative expenses, which reflected increased personnel and insurance expenses.

     Research and development ("R&D") expenses of $1,953,375 or 19% of revenues for the six-month period ended November 30, 2003, decreased by $564,251, or 22%, from the prior six-month period ended November 30, 2002, of $2,517,626 or 23% of revenues. The decrease is due primarily to reduced expenditures for clinical consulting services related several smaller clinical studies that were completed plus lower product development costs.

     During the six-month period ended November 30, 2003, the Company charged $985,511 to its provision for doubtful accounts as compared to $3,260,708 during the six-month period ended November 30, 2002. In fiscal 2004, these charges reflect management decision to record a $680,000 provision to the allowance for doubtful accounts, which represents all funds due from a major customer as of November 30, 2003, as detailed above under management's discussion for the three-month period ended November 30, 2003 plus additional provisions for all other accounts totaling $305,511. In fiscal 2003, these charges primarily resulted from a approximately $2.5 million for the capital lease and $500,000 for the notes receivable write-off of receivables, with respect to another major customer, as well as specific reserves against certain international accounts for which extended credit terms were offered.

     Interest expense and financing costs decreased to $66,246 in the six-month period ended November 30, 2003, from $97,067 for the same period in the prior year due to repayment of the Company's revolving secured credit facility in May 2003. Interest income and other income for the six-month period ended November 30, 2003 and 2002, was $108,287 and $104,704, respectively. The small increase reflects an increase in the average cash balances invested during the period which were partially offset by the absence of interest income related to certain equipment sold under sales-type lease reported in fiscal 2003.

     During the six-month period ended November 30, 2003, the Company recorded a provision for state income taxes of $20,000. This is in contrast to an income tax benefit of $1,583,922 reported during the six-month period ended November 30, 2002. As of November 30, 2003, the Company had recorded deferred tax assets of $14,582,000 net of a $1,357,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments in 2004 that was recently announced by CMS plus other factors currently influencing market conditions including the impact of increased competition, declining sales

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and increase to the valuation allowance during first six months of fiscal 2004 was $735,000.

     The following factors are anticipated to positively impact the future of the Company's business activities and initiatives:

     A. A large and increasing worldwide patient population with cardiovascular disease demanding new choices of therapy, leading to increased reimbursement coverage in the United States and other countries. The estimated US patient population for angina patients is approximately 6.2 million and approximately 5 million patients for heart failure.

     B. Approval of Medicare coverage and other third-party payer policies specific to the congestive heart failure indication. The results of the Company's ongoing PEECH trial are likely a pre-requisite for significant coverage policies. The Company anticipates that the results from the PEECH trial will be favorable (based upon a published feasibility study and other analyses). The results should be available for submission to CMS in late 2004 and a coverage decision is anticipated in mid 2005. The combination of favorable PEECH trial results and Medicare reimbursement would likely be a significant catalyst for significant Company growth.

     C. Potential extension of Medicare coverage to include all classes of angina (beyond the present Class III/IV indication for refractory angina, for which the Company estimates the annual patient population in the US alone is 150,000.

     D. A cardiology community with a mandate to offer patients new disease management solutions providing effective clinical and economic outcomes. The Company has cultivated relationships with many of the leading institutions and cardiologists (as evidenced in its roster of PEECH study sites).

     E. The accumulation of EECP clinical validation and removal of obstacles to third-party insurance reimbursement. Numerous abstracts and publications are presented each year at major scientific meetings worldwide. The Company estimates that more than 300 third-party payers reimburse for EECP therapy, many on a routine basis.

     F. Expanded base of future FDA-cleared indications to more effectively penetrate the hospital market, particularly with respect to heart failure (for which FDA clearance was received in June 2002), acute coronary syndromes (also cleared by FDA), diabetes management, and peripheral and cerebrovascular diseases.

     G. Initiatives planned to lower the cost of the Company's EECP systems, thus improving margins or helping to preserve margins from further price erosion.

     H. The Company has a large, non-domestic market opportunity that it intends to develop through a network of local independent distributors. The Company has received the CE Mark (FDA-clearance equivalent) and is ISO 13485 certified.

     I. Continuing to prove more definitively the mechanism of action by which EECP operates. These smaller scale clinical studies are aimed at convincing those with lingering doubt about EECP's effectiveness that the therapy is, indeed, safe and effective and serves to expand the market. Studies have been presented and published in this area.

     J. Increased hardware utility to allow for the use of EECP in an increasing number of patient environments. The EECP TS4 system is mobile, quieter and can be used more easily in the hospital environment. Future system modifications could allow for emergency room use.

     The Company acknowledges that certain risk factors have the potential to adversely affect the business opportunity that has been outlined. Initiatives planned to mitigate the impact of such risks have been addressed. They include:

     A. Dependence on outcome of PEECH trial and related reimbursement coverage policies. Presently, the Company is engaged in the PEECH trial, a pivotal study to evaluate the effectiveness of EECP therapy for congestive heart failure patients. The Company anticipates that the results of this study will be the catalyst for Medicare and other third-party reimbursement coverage policies specific to heart failure. Although the Company has received clearance from the FDA to market for

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

          heart failure, the medical community, market acceptance and insurance coverage policies are highly influenced by scientifically proven technologies. The Company had designed its PEECH protocol in cooperation with the FDA and had reached a formal agreement with the FDA that the key parameters of its investigational plan for this trial were appropriate to determine the effectiveness of EECP as an adjunct therapy for heart failure. The Company believes that its PEECH trial is robust and will provide favorable results that should provide a reasonable basis for market acceptance and insurance reimbursement.

     B. Dependence on a single product platform. Current FDA labeling extends beyond chronic stable angina and congestive heart failure to unstable angina, myocardial infarction and cardiogenic shock (i.e., acute coronary syndromes). The Company intends to pursue additional clinical studies to validate the safety and effectiveness of EECP in acute coronary syndromes over the next few years provided sufficient financial resources are available.

     C. Dependence on consistency of research findings about EECP efficacy and increasing acceptance of EECP by the medical community. To that end, the Company has sponsored the International EECP Patient Registry
          (IEPR), maintained at the University of Pittsburgh. Results to date (5,500 patients enrolled) have supported favorable results achieved in the initial trials conducted at the State University of New York at Stony Brook, as well the conclusions from the MUST-EECP multicenter, controlled, randomized and double-blinded efficacy trial completed in 1997. Phase 2 of the registry, known as IEPR II, began enrollment of 2,500 patients in January 2002 and is capturing additional data from angina patients that include, among other things, data related to concomitant heart failure symptoms.

     D. Technological obsolescence of EECP by newly developed process, device or therapy. There is no assurance that such technology couldn't exist in the future to make EECP obsolete. Several companies are evaluating devices and drugs for heart failure but there is presently no consensus treatment for those patients. Even in the event one or more drugs are developed, it is unlikely that EECP would be replaced completely as many ill patients suffer a myriad of conditions with co-morbid disease states that would make them contraindicated for use. The Company believes that the cardiovascular disease market is so large and the disease so complex that numerous technologies can aggressively and successfully compete in the marketplace.

     E. Competition, through acquisition or development, from companies with superior financial resources and marketing capabilities. The barriers of entry for external counterpulsation therapy are relatively small however, there are presently only two competitors with a marketed external counterpulsation system. The Company believes that neither is well capitalized or positioned within the medical community (neither have done significant clinical trials). The Company estimates that it has a 75% plus market share and does not foresee significant changes in the immediate future.

     F. New or changed regulatory environment that creates unforeseen obstacles, or costs, to continue to market and sell the EECP system. None are known at this time. Such changes in this industry are normally not swift and would allow, in the opinion of management, sufficient time to modify is business plan or become compliant.

     G. New or changed insurance reimbursement criteria that create, or reinstate, obstacles to physician acceptance of EECP. With respect to Medicare, CMS raised rates for EECP treatment by 35% in March 2003 and then effective January 2004 lowered EECP treatment rates by 32% to levels that are significantly below the pre-March 2003 rates. The Company believes that the 2004 Medicare rates were dropped to a level that may adversely effect the Company's future prospects and will be evaluating the impact of the lower rates on its future prospects and its ability to fully realize the deferred tax asset.

     Ultimate realization of all deferred tax assets is not assured, due to the uncertainty associate with estimates of future taxable income during the carryforward period. Management is evaluating the amount of the deferred tax asset, in accordance with SFAS 109, to determine that based upon the weight of available evidence, whether or not it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Liquidity and Capital Resources

     The Company has financed its operations in fiscal 2004 and 2003 primarily from working capital and operating results. At November 30, 2003, the Company had a cash balance of $7,554,220 and working capital of $9,917,259 compared to a cash balance of $5,222,847 and working capital of $11,478,092 at May 31, 2003. The Company's cash balances increased $2,331,373 in the six-month period compared to May 31, 2003 primarily due to $2,499,205 cash provided by operating activities.

     The increase in cash provided by the Company's operating activities resulted primarily from lower accounts receivable, which provided cash of $2,867,497 for the six-month period ended November 30, 2003. Net accounts receivable were 92% of quarterly revenues for the three-month period ended November 30, 2003, compared to 113% at the end of the six-month period ended May 31, 2003, and accounts receivable turnover improved to 3.5 times as of November 30, 2003 compared to 3.2 times as of May 31, 2003. The Company's management has tightened its sales credit policy, reduced extended payment terms and provides routine oversight with respect to its accounts receivable credit and collection efforts.

     The Company's standard payment terms on its equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. The Company has historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for its EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the six-month periods ended November 30, 2003 and 2002, less than 1% and 3% of revenues, respectively, were generated from sales in which payment terms were greater than 90 days and no sales-type leases were offered by the Company during either period. At November 30, 2003, approximately $270,867 or 35% of the allowance for doubtful accounts was related to specific accounts that had been offered extended credit terms and $688,653 or 13%, of gross accounts receivable represent accounts offered extended payment terms. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As the Company is creating a new market for EECP and recognizes the challenges that some customers may encounter, it has opted, at times, on a customer-by-customer basis, to recover its equipment instead of pursuing other legal remedies against these customers, which necessitated the recording of a reserve or a write-off by the Company.

     Additionally, the lower revenue for the three-month period ended November 30, 2003, compared to the three- month period ended May 31, 2003, resulted in reduced accounts receivable and financing receivables of $2,867,497 and $113,999, respectively at the end of the period. Other key factors causing the increase in cash provided by the Company's operating activities included inventories, which decreased by $645,361 reflecting efforts to improve procurement of its raw materials and management of finished goods inventory levels, an increase in accounts payable, accrued expenses and other current liabilities of $456,737 and non-cash adjustments to reconcile the net loss of $2,353,536 to net cash provided by operating activities totaling $1,090,261 primarily for depreciation, amortization and allowance for doubtful accounts. Partially offsetting the above was an increase of $226,492 in other current assets reflecting the prepayment of the Company's annual insurance policies and a decrease in other assets and other liabilities of $53,372 and $41,250, respectively.

     Investing activities used net cash of $120,362 during the six-month period ended November 30, 2003. The principal use of cash was for the implementation of the Company's new enterprise resource planning software.

     Financing activities used net cash of $47,470 during the six-month period ended November 30, 2003, reflecting principal payments on loans partially offset by proceeds from the exercise of stock options.

     In fiscal 2002, the Company refinanced its long-term obligations on the purchase of its headquarters and warehouse facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding six-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. Although the Company was not in compliance with certain financial covenants during each of its first three fiscal quarters of 2003, the bank issued waivers to the Company for those periods. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as cash collateralizes such eligible borrowings. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances. At November 30, 2003, the Company did not meet the minimum interest coverage, tangible net worth and minimum net earnings covenants and future compliance with each of these covenants in the near term is not certain. Management believes, based upon its cash balance at November 30, 2003 and its internal forecasts, that any limitation on the Company's ability to borrow against this credit facility through the remainder of fiscal 2004 and the first quarter of fiscal 2005 would not have an adverse effect on the Company's operations.

     Management believes that its working capital position at November 30, 2003, the ongoing commercialization of the EECP system, and the effect of initiatives undertaken to improve our cash position by managing operating expense levels and by strengthening our sales and credit policies will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2003:

                                                                         Due as of       Due as of
                                                         Due as of      11/30/05 and    11/30/07 and         Due
                                         Total           11/30/04         11/30/06        11/30/08       Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                         $1,233,837         $112,658        $238,187        $131,619         $751,373
Operating Leases                          113,500           46,400          67,100              --               --
Litigation Settlement                     400,000          100,000         300,000              --               --
Severance obligations                     105,000          105,000              --              --               --
Employment Agreements                     669,646          529,167         140,479              --               --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                 $2,521,983         $893,225        $745,766        $131,619         $751,373
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

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The registrant held its Annual Meeting of Stockholders on October 30, 2003.
     B.   Not applicable
     C.   Five directors were elected. Abraham E. Cohen, John C. K. Hui, Photios
          T. Paulson, and Forrest R. Whittaker were elected to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified and Mr. Gregory D. Cash was elected to serve until the 2004 Annual Meeting of Stockholders or until his successor is duly elected and qualified. The minimum number of votes cast in favor of their elections was 50,719,799.

               The other matter voted upon was the ratification of the appointment of Grant Thornton, LLP as the Company's independent certified public accountants for the fiscal year ended May 31, 2003. The votes cast were as follows Votes for: 51,650,527; Votes Against:
          323,533; Votes Abstained: 124,863.

ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:
Exhibits

31 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None

                       Vasomedical, Inc. and Subsidiaries



     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                VASOMEDICAL, INC.

                              By:     /s/ Gregory D. Cash
                                      ------------------------------------
                                      Gregory D. Cash
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)

                                      /s/ Thomas W. Fry
                                      ------------------------------------
                                      Thomas W. Fry
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

Date:  January 14, 2004