Form 10-Q
period 2004-02-29
VASOMEDICAL INC
filed 2004-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2004

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at April 8, 2004                                     58,407,690


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]
                                      ---         --

                       Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)                                Page
                                                                            ----
            Consolidated Condensed Balance Sheets as of
                   February 29, 2004 and May 31, 2003                          3

            Consolidated Condensed Statements of Earnings for the
                   Nine and Three Months Ended February 29, 2004 and
                   February 28, 2003                                           4

            Consolidated Condensed Statement of Changes in Stockholders'
                   Equity for the Period from June 1, 2003 to
                   February 29, 2004                                           5

            Consolidated Condensed Statements of Cash Flows for the
                   Nine Months Ended February 29, 2004 and
                   February 28, 2003                                           6

            Notes to Consolidated Condensed Financial Statements               7

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         16

   Item 3  Qualitative and Quantitative Disclosures About Market Risk         29

   Item 4  Procedures and Controls                                            29

PART II - OTHER INFORMATION                                                   30

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                February 29,           May 31,
                                                                                    2004                 2003
                                                                              -----------------    -----------------
                                 ASSETS                                         (unaudited)           (audited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $7,743,604           $5,222,847
     Accounts receivable, net of an allowance for doubtful accounts of
       $758,026 at February 29, 2004 and $768,629 at May 31, 2003                  4,781,025            7,377,118
     Inventories                                                                   2,665,314            3,439,567
     Deferred income taxes                                                                --              303,000
     Financing receivables, net                                                           --              264,090
     Other current assets                                                            471,407              268,231
                                                                              -----------------    -----------------
         Total current assets                                                     15,661,350           16,874,853

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,513,348 at
   February 29, 2004 and $ 2,338,366 at May 31, 2003                               2,471,085            3,233,158
FINANCING RECEIVABLES, net                                                                --              679,296
DEFERRED INCOME TAXES                                                             14,582,000           14,279,000
OTHER ASSETS                                                                         289,360              261,243
                                                                              -----------------    -----------------
                                                                                 $33,003,795          $35,327,550
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $2,791,755           $2,667,861
     Current maturities of long-term debt and notes payable                          133,617              108,462
     Sales tax payable                                                               330,943              461,704
     Deferred revenues                                                             1,601,037              789,118
     Accrued warranty and customer support expenses                                  241,000              575,000
     Accrued professional fees                                                        90,926              207,793
     Accrued commissions                                                             347,026              586,823
                                                                              -----------------    -----------------
         Total current liabilities                                                 5,536,304            5,396,761

LONG-TERM DEBT                                                                     1,127,345            1,177,804
ACCRUED WARRANTY COSTS                                                               109,000              213,000
DEFERRED REVENUES                                                                    958,587              920,433
OTHER LIABILITIES                                                                    233,750              300,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,157,690 and 57,822,023 shares at February 29, 2004 and May 31,
       2003, respectively, issued and outstanding                                     58,158               57,822
     Additional paid-in capital                                                   51,006,064           50,623,316
     Accumulated deficit                                                         (26,025,413)         (23,361,836)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               25,038,809           27,319,302
                                                                              -----------------    -----------------
                                                                                 $33,003,795          $35,327,550
                                                                              =================    =================

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                         Nine Months Ended                   Three Months Ended
                                                    ------------------------------      ------------------------------
                                                      February        February 28,        February       February 28,
                                                      29, 2004            2003            29, 2004           2003
                                                    -------------    -------------      -------------    -------------
Revenues
   Equipment sales                                   $14,147,248      $16,995,678         $5,185,388       $6,581,338
   Equipment rentals and services                      2,132,323        1,340,344            764,522          571,246
                                                    -------------    -------------      -------------    -------------
                                                      16,279,571       18,336,022          5,949,910        7,152,584

Cost of sales and services                             5,565,098        6,733,743          1,933,175        2,769,854
                                                    -------------    -------------      -------------    -------------
   Gross Profit                                       10,714,473       11,602,279          4,016,735        4,382,730

Expenses
   Selling, general and administrative                 9,217,836       10,877,174          3,083,407        3,013,330
   Research and development                            2,996,970        3,520,928          1,043,595        1,003,302
   Provision for doubtful accounts                     1,147,011        3,541,627            161,500          280,919
   Interest and financing costs                          101,335          143,997             35,089           46,930
   Interest and other income, net                       (115,102)        (135,766)            (6,815)         (31,062)
                                                    -------------    -------------      -------------    -------------
                                                      13,348,050       17,947,960          4,316,776        4,313,419

                                                    -------------    -------------      -------------    -------------
EARNINGS (LOSS) BEFORE INCOME TAXES                   (2,633,577)      (6,345,681)          (300,041)          69,311
   Income tax (expense) benefit, net                     (30,000)       1,540,442            (10,000)         (43,480)
                                                    -------------    -------------      -------------    -------------
NET EARNINGS (LOSS)                                  ($2,663,577)     ($4,805,239)         $(310,041)         $25,831
                                                    =============    =============      =============    =============


Net earnings (loss) per common share
     - basic                                             ($0.05)          ($0.08)            ($0.01)           $0.00
                                                    =============    =============      =============    =============
     - diluted                                           ($0.05)          ($0.08)            ($0.01)           $0.00
                                                    =============    =============      =============    =============

Weighted average common shares outstanding
     - basic                                          57,847,004       57,647,032         57,886,701       57,809,120
                                                    =============    =============      =============    =============
     - diluted                                        57,847,004       57,647,032         57,886,701       58,078,334
                                                    =============    =============      =============    =============

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (unaudited)

                                                                     Additional                              Total
                                                                       Paid-in         Accumulated       Stockholders
                                        Shares         Amount          Capital           Deficit            Equity
                                      ------------    ----------    --------------    ---------------    --------------
Balance at June 1, 2003                57,822,023       $57,822       $50,623,316       ($23,361,836)      $27,319,302
Exercise of stock options                 335,667           336           382,748                              383,084
Net loss                                                                                  (2,663,577)       (2,663,577)
                                      ------------    ----------    --------------    ---------------    --------------
Balance at February 29, 2004          58,157,690        $58,158       $51,006,064       ($26,025,413)      $25,038,809
                                      ============    ==========    ==============    ===============    ==============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months ended
                                                                              --------------------------------------
                                                                                February 29,         February 28,
                                                                                    2004                 2003
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net loss                                                                    ($2,663,577)         ($4,805,239)
                                                                              -----------------    -----------------
     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation and amortization                                               595,685              879,375
         Provision for doubtful accounts, net of write-offs                          674,175            3,306,627
         Allowance for inventory write-off                                            90,516                   --
         Deferred income taxes                                                            --           (1,619,420)
         Stock options granted for services                                               --               50,681
         Changes in operating assets and liabilities
              Accounts receivable                                                  2,606,696            2,932,790
              Financing receivables, net                                             258,608              132,708
              Inventories                                                          1,012,606              709,978
              Other current assets                                                  (203,176)             295,354
              Other assets                                                           (52,877)             (53,270)
              Accounts payable, accrued expenses and other current
                liabilities                                                          114,388           (1,059,187)
              Other liabilities                                                     (132,346)             380,650
                                                                              -----------------    -----------------
                                                                                   4,964,275            5,956,286
                                                                              -----------------    -----------------
     Net cash provided by operating activities                                     2,300,698            1,151,047
                                                                              -----------------    -----------------

     Cash flows from investing activities
         Purchase of property and equipment                                         (137,721)            (223,625)
                                                                              -----------------    -----------------
     Net cash used in investing activities                                          (137,721)            (223,625)
                                                                              -----------------    -----------------

     Cash flows from financing activities
         Proceeds from notes                                                          67,149              126,960
         Payments on notes                                                           (92,453)             (48,270)
         Proceeds from exercise of options and warrants                              383,084              225,000
                                                                              -----------------    -----------------
     Net cash provided by financing activities                                       357,780              303,690
                                                                              -----------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,520,757            1,231,112
     Cash and cash equivalents - beginning of period                               5,222,847            2,967,627
                                                                              -----------------    -----------------
     Cash and cash equivalents - end of period                                    $7,743,604           $4,198,739
                                                                              =================    =================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable
       to operating leases - net                                                   ($328,869)            $754,519

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004


NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of February 29, 2004, and the related consolidated condensed statements of earnings for the nine and three-month periods ended February 29, 2004 and February 28, 2003, changes in stockholders' equity for the nine-month period ended February 29, 2004, and cash flows for the nine- month periods ended February 29, 2004 and February 28, 2003, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 29, 2004, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2003. Results of operations for the periods ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the operating results expected or reported for the full year.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), as interpreted by FIN 46R. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004


different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company deferred $57,500 and $15,000 of revenue related to the fair value of installation and in-service training and $466,667 and $212,917 of revenue related to the warranty service for EECP system sales recognized for the nine-month and three-month periods ended February 29, 2004, respectively.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

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

     During the nine-month period ended February 29, 2004, the Board of Directors granted non-qualified stock options under the 1999 Stock Option Plan (the "1999 Plan") to three employees and nine directors to purchase an aggregate of 725,000 shares of common stock, at exercise prices ranging from $0.92 to $1.31 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). These options vest over a three-year period and expire ten years from the date of grant.

     During the nine-month period ended February 29, 2004, options to purchase 335,667 shares of common stock were exercised at exercise prices ranging from $0.88 to $1.22 per share, aggregating $383,084 of proceeds to the Company. During the nine-month period ended February 29, 2004, options to purchase 35,000 shares of common stock at exercise prices ranging from $0.91 to $2.97 were cancelled.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         Nine Months Ended                   Three Months Ended
                                                    ------------------------------      ------------------------------
                                                     February 29,     February 28,       February 29,     February 28,
                                                         2004             2003               2004             2003
                                                    -------------    -------------      -------------    -------------
Net earnings (loss), as reported                     ($2,663,577)     ($4,805,239)         $(310,041)         $25,831
     Deduct: Total stock-based employee
       compensation expense determined under fair
       value-based method for all awards              (1,080,817)        (671,516)          (402,237)        (237,597)
                                                    -------------    -------------      -------------    -------------
Pro forma net loss                                   ($3,744,394)     ($5,476,755)         ($712,278)       ($211,766)
                                                    =============    =============      =============    =============

Earnings (loss) per share:
    Basic - as reported                                  ($0.05)          ($0.08)            ($0.01)           $0.00
                                                    =============    =============      =============    =============
    Diluted - as reported                                ($0.05)          ($0.08)            ($0.01)           $0.00
                                                    =============    =============      =============    =============
    Basic - pro forma                                    ($0.06)          ($0.09)            ($0.01)          ($0.00)
                                                    =============    =============      =============    =============
    Diluted - pro forma                                  ($0.06)          ($0.09)            ($0.01)          ($0.00)
                                                    =============    =============      =============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004



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

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the nine months ended February 29, 2004:

                 Expected life (years)                              5
                 Expected volatility                              89%
                 Risk-free interest rate                         3.4%
                 Expected dividend yield                         0.0%


NOTE D  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 6,545,086 and 4,708,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended February 29, 2004, and February 28, 2003, respectively, because the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                         Nine Months Ended                    Three Months Ended
                                                    ------------------------------      --------------------------------
                                                    February 29,     February 28,       February 29,      February 28,
                                                        2004             2003               2004              2003
                                                    -------------    -------------      -------------    ---------------
Numerator:
   Basic and diluted net earnings (loss)             ($2,663,577)     ($4,805,239)         $(310,041)         $25,831
Denominator:
   Basic - weighted average common shares             57,847,004       57,647,032         57,886,701       57,809,120
     Stock options                                            --               --                 --           26,721
     Warrants                                                 --               --                 --          242,493
                                                    -------------    -------------      -------------    ---------------
   Diluted - weighted average common shares           57,847,004       57,647,032         57,886,701       58,078,334
                                                    =============    =============      =============    ===============
Basic and diluted earnings (loss) per common
   share                                                 ($0.05)          ($0.08)            ($0.01)           $0.00
                                                    =============    =============      =============    ===============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004

NOTE E - INVENTORIES

         Inventories consist of the following:

                                                                    February 29,           May 31,
                                                                        2004                 2003
                                                                    ------------          ---------
   Raw materials                                                       $985,496           $1,374,241
   Work in progress                                                     648,418              634,890
   Finished goods                                                     1,031,400            1,430,436
                                                                 ----------------    ------------------
                                                                     $2,665,314           $3,439,567
                                                                 ================    ==================

NOTE F FINANCING RECEIVABLES FROM MAJOR CUSTOMERS

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

     The second customer became delinquent in its scheduled monthly payments during the fourth quarter of fiscal 2003. During the first and second quarters of fiscal 2004 the customer attempted to remedy the situation and made payments totaling $70,000. In December 2003, the customer ceased operations. Accordingly, management decided to write-off all funds due from this customer as of November 30, 2003, less the anticipated recovery of equipment and the reduction of related liabilities for sales tax. The write-off of approximately $680,000 is included as a component of provision for doubtful accounts in the accompanying Statement of Earnings for the nine-month period ended February 29, 2004. In the third quarter of fiscal 2004, the Company recovered all of the EECP systems that had been leased to this customer. Additionally, the Company is evaluating its ability to seek additional recovery from the customer.

     The Company is no longer offering sales-type leases.


NOTE G - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

                                                    February 29,            May 31,
                                                       2004                  2003
                                                  --------------       ---------------
Revolving credit agreement (a)                               --                    --
Term loans (b) (c)                                   $1,260,962            $1,286,266
Less current portion                                   (133,617)             (108,462)
                                                  ----------------    ------------------
                                                     $1,127,345            $1,177,804
                                                  ================    ==================

     (a) In February 2002, the Company renegotiated a secured revolving credit line with its existing bank. The credit line provided for borrowings up to $15,000,000, based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 150 basis points (3.4% at May 31, 2002). At May 31, 2002,

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004

approximately $3,600,000 of the line was available of which there were outstanding borrowings of $1,000,000. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. In addition, the line is secured by substantially all the tangible assets of the Company. In October 2002, the credit line was further amended to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as such eligible borrowings are collateralized by cash. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances and there are currently no outstanding borrowings. At February 29, 2004, the Company did not meet the minimum interest coverage, tangible net worth and minimum net earnings covenants and future compliance with each of these covenants in the near term is not certain.

     (b) The Company purchased its headquarters and warehouse facility and secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen- year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building. At February 29, 2004, $1,035,705 was outstanding in connection with these notes.

     (c)  In  fiscal  2003  and  2004,   the  Company   financed   the  cost  of
implementation of a management information system and secured several notes, aggregating approximately $305,000. The notes, which bear interest at rates ranging from 7.5% through 12.4%, are payable in monthly installments consisting of principal and interest payments over four-year terms, expiring at various times between August and October 2006. At February 29, 2004, $225,257 was outstanding in connection with these notes.

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

        The changes in the Company's deferred revenues are as follows:

                                                           Nine Months Ended                    Three Months Ended
                                                     ------------------------------       ------------------------------
                                                     February 29,     February 28,        February 29,     February 28,
                                                         2004             2003                2004             2003
                                                     -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period        $1,709,551         $991,204          $2,284,166       $1,445,529
ADDITIONS
     Deferred extended service contracts                1,392,588        1,119,744             446,650          345,319
     Deferred in-service training                         215,000               --             117,500               --
     Deferred warranty obligations                        650,000               --             357,500               --
RECOGNIZED AS REVENUE
     Deferred extended service contracts               (1,066,682)        (522,454)           (399,109)        (202,354)
     Deferred in-service training                        (157,500)              --            (102,500)              --
     Deferred warranty obligations                       (183,333)              --            (144,583)              --
                                                     -------------    -------------       -------------    -------------
Deferred revenue at end of period                       2,559,624        1,588,494           2,559,624        1,588,494
     Less: current portion                             (1,601,037)        (610,973)         (1,601,037)        (610,973)
                                                     -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period              $958,587         $977,521            $958,587         $977,521
                                                     =============    =============       =============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004


NOTE I  WARRANTY COSTS

     Equipment sold is generally covered by a warranty period of one year. Effective September 1, 2003, the Company adopted the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year warranty service is deferred and recognized as revenue over the service period. As such, the Company no longer accrues estimated warranty costs upon delivery but rather recognizes warranty and related service costs as incurred. Prior to September 1, 2003, the Company accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized. The factors affecting the Company's warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is serviced during the warranty period or when the warranty period elapses. A review of warranty obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate. Warranty reserves related to units sold under sales-type leases are recorded as executory costs, which serve to reduce the amount of financing receivables reported in the consolidated balance sheets.

        The changes in the Company's product warranty liability are as follows:

                                                           Nine Months Ended                    Three Months Ended
                                                     ------------------------------       ------------------------------
                                                     February 29,     February 28,        February 29,     February 28,
                                                         2004             2003                2004             2003
                                                     -------------    -------------       -------------    -------------
Warranty liability at the beginning of the
   period                                                $788,000         $991,000            $501,000         $869,000
     Expense for new warranties issued                    164,000          540,000                  --          204,000
     Warranty amortization                               (602,000)        (689,000)           (151,000)        (231,000)
                                                     -------------    -------------       -------------    -------------
Warranty liability at end of period                      $350,000         $842,000            $350,000         $842,000
                                                     =============    =============       =============    =============

NOTE J - INCOME TAXES

     During the nine-months ended February 29, 2004, the Company recorded a provision for state income taxes of $30,000. This is in contrast to an income tax benefit of $1,540,442 reported during the nine-months ended February 28, 2003.

     As of February 29, 2004, the Company had recorded deferred tax assets of $14,582,000 (net of a ($1,360,000) valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments in 2004 that was recently announced by The Centers for Medicare and Medicaid Services ("CMS"), a Federal agency within the U.S. Department of Health and Human Services responsible for the administration of the Medicare and Medicaid programs, plus other factors currently influencing market conditions including the impact of increased competition, declining sales prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004

Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and increase to the valuation allowance during the nine-month period ended February 29, 2004 was $738,000.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004



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

     E. Competition, through acquisition or development, from companies with superior financial resources and marketing capabilities. The barriers of entry for external counterpulsation therapy are relatively small however; there are presently only two competitors with a marketed external counterpulsation system. The Company believes that neither is well capitalized or positioned within the medical community (neither have done significant clinical trials). The Company estimates that it has a 75% plus market share and does not foresee significant changes.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 29, 2004



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

Employment Agreements

     In October 2002, the Company entered into an employment agreement with its new President and Chief Operating Officer. The agreement, which expires in October 2004, provides for certain settlement benefits, including a lump-sum payment of twelve months of base salary in the event of a change of control, as defined, or a termination payment in an amount equal to six months of base salary in the event of termination without cause, as defined. Such agreement was modified on June 30, 2003 reflecting this employee's promotion to President and Chief Executive Officer, Gregory D. Cash. (See Note L)

     In October 2003, the Company entered into an employment agreement with its new Chief Financial Officer. The agreement, which expires in September 2005, provides for certain settlement benefits, including a lump-sum payment of twelve months of base salary in the event of a change of control, as defined, or a termination payment in an amount equal to six months of base salary in the event of termination without cause, as defined.

     The approximate aggregate minimum compensation obligation under all active employment agreements at February 29, 2004 are summarized as follows:

               Twelve Months Ended         Amount
               -------------------         ------
               February 28, 2005          $454,167
               February 28, 2006            78,493
                                          --------
                                          $532,660
                                          ========

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

NOTE L  SUBSEQUENT EVENT

     On March 23, 2004, Gregory D. Cash the Company's then President and Chief Executive Officer resigned to pursue other business interests and all monetary compensation under the employment agreement were terminated. Effective immediately, the board of directors appointed Photios T. Paulson the Company's former President and Chief Executive Officer and a director of the Company to the interim position of President and Chief Executive Officer and initiated plans to begin a search for a new President and Chief Executive Officer.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems in foreign supplier facilities; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on the Company's proprietary technology currently indicated for use in cases of angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure ("CHF"). The Company is also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of other major vascular disease states, including CHF. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. The Company provides hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     EECP therapy is currently reimbursed by Medicare and numerous other commercial third-party payers for the treatment of refractory angina. The Medicare reimbursement rate in the continental United States for a full course of 35 one-hour treatments ranges from $3,960 to $6,926.Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, the Company believes, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that would qualify for Medicare reimbursement under its present coverage policy.

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

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, the Company recognizes revenue from the sale of its EECP systems in the period in which the Company delivers the system to the customer. Revenue from the sale of its EECP systems to international markets is recognized upon shipment, during the period in which the Company delivers the product to a common carrier, as well as supplies, accessories and spare parts to both domestic and international

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

customers. Returns are accepted prior the installation and in-service subject to a 10% restocking charge or for normal warranty matters, and the Company is not obligated for post-sale upgrades to these systems.

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

     Upon adoption of the provisions of EITF 00-21 beginning September 1, 2003, the Company deferred $57,500 and $15,000 of revenue related to the fair value of installation and in-service training plus $466,667 and $212,917 of revenue related to the warranty service for EECP system sales delivered during the nine-month and three-month periods ended February 29, 2004, respectively. The amount related to warranty service will be recognized as service revenue ratably over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted.

     The Company also recognizes revenue generated from servicing EECP systems that are no longer covered by a warranty agreement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues related to extended warranty agreements that have been paid by customers prior to the performance of extended warranty services were $2,035,457 as of February 29, 2004. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     Amounts billed in excess of revenue recognized are included as deferred revenue in the condensed consolidated balance sheets.

     The Company has also entered into lease agreements for its EECP system, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There are no significant minimum rental commitments on these operating leases at February 29, 2004.

     The Company follows SFAS No. 13, "Accounting For Leases," for its sales of EECP units under sales-type leases. In accordance with SFAS No. 13, the Company records the sale and financing receivable at the amount of the minimum lease payment, less unearned interest income, which is computed at the interest rate implicit in the lease, an allowance for bad debt and executory costs, which are

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


primarily related to product warranties on each unit sold. Unearned interest income is amortized to income in a manner that produces a constant rate of return on the investment in the sales-type lease. The cost of the EECP unit acquired by the customer is recorded as cost of sales in the same period that the sale is recorded.

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

     Deferred revenues related to extended warranties are $2,034,957 and $1,588,494 at February 29, 2004, and February 28, 2003, respectively.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), as interpreted by FIN 46R. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. After adoption of the provisions of EITF 00-21, the Company has deferred $57,500 of revenue related to the fair value of installation and in-service training and $466,667 of revenue related to the warranty service for EECP system sales recognized during the second and third quarters of fiscal 2004.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.


Results of Operations

Three Months Ended February 29, 2004 and February 28, 2003
----------------------------------------------------------

     Net revenue from sales, leases and service of the Company's external counterpulsation systems ("EECP" systems) for the three-month periods ended February 29, 2004, and February 28, 2003, were $5,949,910 and $7,152,584, respectively, which represented a decline of $1,202,674 or 17%. The Company's loss before income taxes for the three-month period ended February 29, 2004, was $300,041 as compared to income before income taxes of $69,311 for the three-month period ended February 28, 2003. The Company reported a loss of $310,041 for the three-month period ended February 29, 2004, as compared to net income of $ 25,831 for the three-month period ended February 28, 2003.

     Equipment sales declined approximately 21% to $5,185,388 for the three-month period ended February 29, 2004 as compared to $6,581,338 for the same period for the prior year. The decline in equipment sales is due primarily to: a 10% decline in the total sales volume of EECP systems in the domestic market; the impact of reduced selling prices for the sales of EECP systems in the domestic market; an unfavorable product mix resulting from a higher portion of used versus new equipment sales, which earn a lower average selling price compared to new systems; plus adoption of the provisions of EITF 00-21. Shipments of EECP systems in the third quarter of fiscal 2004 included an

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

unusually high percentage of used equipment as the Company sold EECP systems that had been used to treat patients in the Prospective Evaluation of EECP in Congestive Heart Failure, ("PEECH") clinical trial but were no longer required in the trial at some of the clinical sites since the treatment portion at those sites had previously been completed. The Company believes that domestic sales of EECP systems continue to be negatively impacted from the reduction by CMS of approximately 34% in Medicare rates for the calendar year 2004 plus the impact of increased competition, and a longer selling cycle. In addition, the Company adopted EITF 00-21 during the second quarter of fiscal 2004. As a result, the company deferred approximately $228,000, net of reversals from the previous quarter, of revenue related to the fair value of installation, in-service training and warranty service which will be recognized as revenue ratably over the related service period, which is generally one year. Previously, the Company accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. The Company has recently rebuilt its sales force and filled a number of US sales territory vacancies. The Company estimates that a new sales representative needs between six and nine months from date of hire to become fully effective. As of February 29, 2004, 11 of the Company's 24 sales territories were filled with representatives who had been with the Company for less than nine months. International sales of EECP systems in the third quarter of fiscal 2004 increased approximately 147% to $312,000 compared to the same period of the prior year reflecting to increased volume.

     The above decline in equipment sales was partially offset by a 34% increase in revenue from equipment rental and services resulting from an increase of approximately 88% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts. Rental revenue declined following the termination of several short-term rental agreements partially offsetting the above.

     The gross profit declined to $4,016,735 or 68% of revenues for the three-month period ended February 29, 2004, compared to $4,382,730 or 61% of revenues for the three-month period ended February 28, 2003. Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, new or used during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors, which results in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins. The improvement in gross profit as a percentage of sales for the quarter primarily reflects the impact from the sale of an unusually high percentage of used equipment when compared to the same period of the prior year. These systems reflected a lower than normal cost of sale since they were partially amortized and as a result generated above average margins. The Company has limited quantities of the lower cost systems and does not anticipate a significant volume of used equipment will be sold in the future. In addition, the Company began during the quarter to ship its newest model EECP system, the TS4. The TS4 has a lower direct material cost when compared to the previous model TS3 as a result of the Company's cost reduction program. Also, the gross profit margin reflects lower spending for service parts, travel, personnel and lower manufacturing overhead for the three-month period ended February 29, 2004, compared to the same three-month period of the prior year. Partially offsetting the above was the impact from lower average selling prices for EECP systems.

     Selling, general and administrative ("SG&A") expenses for the three-months ended February 29, 2004, and February 28, 2003, were $3,083,407 or 52% of revenues and $3,013,330 or 42% of revenues, respectively. The increase in SG&A resulted primarily from increased personnel expenditures in sales and marketing plus higher travel and advertising expenditures. Partially offsetting the above were reduced expenditures for consulting services plus lower promotional materials and events costs during the three-month period ended February 29, 2004, as compared to the same period for the prior year. The Company anticipates increased sales and marketing expenditures in the immediate future compared to the third quarter of fiscal 2004. Total administrative expenses were virtually unchanged from the prior year period.

     Research and development ("R&D") expenses of $1,043,595 or 18% of revenues for the three months ended February 29, 2004, increased by $40,293 or 4%, from the prior three months ended February 28, 2003, of $1,003,302 or 14% of revenues. The increase reflects higher spending for consulting services and product development, which were partially offset by lower spending for clinical trials following the completion of several smaller clinical trials and reduced spending related to the PEECH clinical trial. The Company expects to continue its investments in product development and clinical trials through the remainder

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

of fiscal 2004 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to, heart failure and acute coronary syndromes. As of February 29, 2004, the PEECH trial was over 100% enrolled. The PEECH trial will continue to consume the majority of R&D expenditures allocated for clinical research projects, however the Company will continue and/or initiate additional projects to further validate the use of the Company's EECP System to support on- going efforts to expand reimbursement coverage and to explore new clinical applications of the its technology.

     During the three-month period ended February 29, 2004, the Company charged $161,500 to its provision for doubtful accounts as compared to $280,919 during the three-month period ended February 28, 2003.

     Interest expense and financing costs decreased to $35,089 in the three-month period ended February 29, 2004, from $46,930 for the same period in the prior year due to repayment of the Company's revolving secured credit facility in May 2003. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

     Interest and other income for the three-month period February 29, 2004 and ended February 28, 2003, were $6,815 and $31,062, respectively. The decrease in interest income from the prior period is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2003, as well as declining interest rates this year over last year earned on the average cash balances. Higher average cash balances invested during the quarter compared to the prior period partially offset the above.

     During the three-months ended February 29, 2004, the Company recorded a provision for state income taxes of $10,000. This compares to a tax expense of $43,480 reported during the three-months ended February 28, 2003. As of February 29, 2004, the Company had recorded deferred tax assets of $14,582,000 net of a $1,360,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"), management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments that became effective in January 2004 plus other factors currently influencing market conditions including the impact of increased competition, declining sales prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and decrease to the valuation allowance during the third quarter for fiscal 2004 was $3,000.

Nine Months Ended February 29, 2004 and February 28, 2003
---------------------------------------------------------

     The Company generated revenues from the sale, lease and service of its EECP systems of $16,279,571 and $18,336,022 for the nine-month periods ended February 29, 2004, and February 28, 2003, respectively, reflecting a decrease of $2,056,451 or 11%. The Company's loss before income taxes was $2,633,577 and $6,345,681 for the nine-month periods ended February 29, 2004, and February 28, 2003, respectively. The Company reported a net loss of $2,663,577 and $4,805,239 for the nine-month periods ended February 29, 2004, and February 28, 2003, respectively.

     The decline in revenues is due primarily to lower sales of EECP systems in the domestic market. Domestic equipment sales for the nine-month period ended February 29, 2004, were down approximately 15% compared to the same nine-month period in the prior year. The decline in domestic equipment sales is primarily due to: a reduction in the average sales price for EECP systems of approximately 11%; a lower sales volume of EECP systems, which decreased by approximately 2%; plus a higher proportion of used equipment versus new equipment sold during the nine-month period ended February 29, 2004, which earn a lower average selling price compared to new systems; plus adoption of the provisions of EITF 00-21. The impact of lower prices resulting from lower priced competitive products continues to have a negative impact on revenue when compared with prior periods. Management believes that the EECP systems currently sell at a significant price

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


premium to competitive products reflecting the clinical efficacy and superior quality of the system plus the many value added services offered by the Company. In addition, the Company adopted EITF 00-21 during the period. Following adoption of the provisions of EITF 00-21, the Company deferred $57,500 of revenue related to the fair value of installation and in-service training and $466,667 of revenue related to the warranty service for EECP system sales delivered during the second and third quarters of fiscal 2004. International shipments of EECP systems declined approximately 26% to $676,000 due to a higher sales rate in the previous year upon receipt of the CE Mark. The above was partially offset by a 59% increase in revenue from equipment rental and services reflecting primarily an increase of approximately 94% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts.

     The gross profit declined to $10,714,473 or 66% of revenues for the nine-month period ended February 29, 2004, compared to $11,602,279 or 63% of revenues for the nine-month period ended February 28, 2003. The gross profit margin as a percentage of revenue for the nine-month period ended February 29, 2004, improved compared to the same nine-month period of the prior fiscal year despite the lower revenue and the impact from the reduction in average selling prices. The improvement in gross profit as a percentage of sales reflects the decline in expenditures for service related parts, travel and personnel for the nine-month period ended February 29, 2004, when compared to same period of the prior year. In addition, the gross profit margin benefited form the sale of an unusually high percentage of used equipment when compared to the same nine-month period of the prior year. These systems carried lower book values since they were partially amortized and as a result generated above average margins. The Company has limited quantities of the lower cost systems and does not anticipate a significant volume of used equipment will be sold in the future.

     Selling, general and administrative expenses for the nine months ended February 29, 2004 and 2003 were $9,217,836 or 57% of revenues as compared to $10,877,174 or 59% of revenues, respectively. The decrease of SG&A in both absolute amount and as a percentage of sales resulted primarily from a one-time $600,000 charge arising from the settlement of litigation in the prior year plus a severance charge for approximately $300,000 in the prior year, as well as lower selling and marketing expenditures primarily for outside services, promotional spending for advertising and printing plus lower travel costs during the nine-month period ended February 29, 2004, as compared to the same period for the prior year. The above decreases were partially offset by higher administrative expenses, which reflected increased personnel and insurance expenses.

     Research and development ("R&D") expenses of $2,996,970 or 18% of revenues for the nine-month period ended February 29, 2004, decreased by $523,958, or 15%, from the prior nine-month period ended February 28, 2003, of $3,520,928 or 19% of revenues. The decrease is due primarily to reduced expenditures for clinical consulting services related to several smaller clinical studies that were completed plus lower product development costs.

     During the nine-month period ended February 29, 2004, the Company charged $1,147,011 to its provision for doubtful accounts as compared to $3,541,627 during the nine-month period ended February 28, 2003. In fiscal 2004, these charges reflect management decision in the second quarter of fiscal 2004 to record a $680,000 provision to the allowance for doubtful accounts, which represents all funds due from a sales-type lease customer. The Company sold its EECP systems to a major customer engaged in establishing independent networks of EECP centers under a sales-type lease aggregating revenues of $1,271,888. No additional equipment was sold to this customer during fiscal 2003 or 2004. This customer became delinquent in its scheduled monthly payments during the fourth quarter of fiscal 2003. During the first and second quarters of fiscal 2004 the customer attempted to remedy the situation and made payments to the Company totaling $70,000. In December 2003, the customer ceased operations. The Company is evaluating its ability to seek additional recovery from the customer. Additional provisions for all other accounts totals approximately $467,011. In fiscal 2003, these charges primarily resulted from a approximately $2.5 million for the capital lease and $500,000 for the notes receivable write-off of receivables, with respect to another major customer, as well as specific reserves against certain international accounts for which extended credit terms were offered.

     Interest expense and financing costs decreased to $101,335 in the nine-month period ended February 29, 2004, from $143,997 for the same period in the prior year due to repayment of the Company's revolving secured credit facility in May 2003.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

     Interest income and other income for the nine-month period ended February 29, 2004 and February 28 2003, was $115,102 and $135,766, respectively. The decrease in interest income from the prior period is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2003, as well as declining interest rates this year over last year earned on the average cash balances. Higher average cash balances invested during the nine-month period ended February 29, 2004, compared to the prior period partially offset the above.

     During the nine-month period ended February 29, 2004, the Company recorded a provision for state income taxes of $30,000. This is in contrast to an income tax benefit of $1,540,442 reported during the nine-month period ended February 28, 2003. As of February 29, 2004, the Company had recorded deferred tax assets of $14,582,000 net of a $1,360,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. In accordance with SFAS 109, management concluded at the end of fiscal 2003, based upon the weight of available evidence at that time, that it was more likely than not that all of the deferred tax assets would be realized. It was management's belief that realization of the deferred tax asset was not dependent on material improvements over the average of fiscal 2000 through fiscal 2002 levels of pre-tax income, and that the Company is positioned for long-term growth despite the results achieved in fiscal 2003, much of which was unexpected and non-recurring. Management is currently evaluating the impact of the average 34% reduction in Medicare reimbursement rates for EECP treatments in 2004 that was recently announced by CMS plus other factors currently influencing market conditions including the impact of increased competition, declining sales prices and lower volume on the Company's estimates of future taxable income. Due to the uncertainty associated with estimates of future taxable income during the carryforward period and the net value of the recorded deferred tax asset relative to the Company's historical taxable income, management has decided to provide a valuation allowance for all potential deferred tax assets generated during fiscal 2004. The recorded deferred tax asset and increase to the valuation allowance during first nine months of fiscal 2004 was $738,000.

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

Liquidity and Capital Resources

     The Company has financed its operations in fiscal 2004 and 2003 primarily from working capital and operating results. At February 29, 2004, the Company had a cash balance of $7,743,604 and working capital of $10,125,046 as compared to a cash balance of $5,222,847 and working capital of $11,478,092 at May 31, 2003. The Company's cash balances increased $2,520,757 in the nine-month period compared to May 31, 2003, primarily due to $2,300,698 cash provided by operating activities.

     The increase in cash provided by the Company's operating activities resulted primarily from lower accounts receivable, which provided cash of $2,606,696 for the nine-month period ended February 29, 2004. Net accounts receivable were 80% of quarterly revenues for the three-month period ended February 29, 2004, compared to 126% at the end of the three-month period ended February 28, 2003, and accounts receivable turnover improved to 3.6 times as of February 29, 2004, as compared to 3.2 times as of May 31, 2003. The Company's management has tightened its sales credit policy, reduced extended payment terms and provides routine oversight with respect to its accounts receivable credit and collection efforts.

     The Company's standard payment terms on its equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. The Company has historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for its EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the nine-month periods ended February 29, 2004, and February 28, 2003, approximately 3% and 4% of revenues, respectively, were generated from sales in which payment terms were greater than 90 days and no sales-type leases were offered by the Company during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As the Company is creating a new market for the EECP therapy and recognizes the challenges that some customers may encounter, it has opted, at times, on a customer-by-customer basis, to recover its equipment instead of pursuing other legal remedies against these customers, which necessitated the recording of a reserve or a write-off by the Company.

     Other key factors causing the increase in cash provided by the Company's operating activities included the reduction in inventories, which decreased by $1,012,606 for the nine-month period ended February 29, 2004, reflecting efforts

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

to improve procurement of its raw materials and management of finished goods inventory levels, a reduction in financing receivables of $258,608, and an increase in accounts payable, accrued expenses and other current liabilities of $114,388. Additionally, non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs to reconcile the net loss of $2,663,577 to net cash provided by operating activities total $1,360,376. Partially offsetting the above was an increase of $203,176 in other current assets reflecting the prepayment of the Company's annual insurance policies and an increase in other assets of $52,877 and a decrease in other liabilities of $132,346.

     Investing activities used net cash of $137,721 during the nine-month period ended February 29, 2004. The principal use of cash was for the implementation of the Company's new enterprise resource planning software.

     Financing activities provided net cash of $357,780 during the nine-month period ended February 29, 2004, reflecting $383,084 received form the exercise of stock options plus new borrowings of $67,149 related to the Company's new ERP system. Payments of principal on notes and loans were $92,453 partially offsetting the above.

     In fiscal 2002, the Company refinanced its long-term obligations on the purchase of its headquarters and manufacturing facility. In October 2002, the Company amended its existing credit facility to provide for borrowings up to $5,000,000 ($2,000,000, at any time that consolidated net income for the immediately preceding three-month period is less than $1), primarily based upon eligible accounts receivable, as defined therein, at the Libor Rate plus 200 basis points or the published Prime Rate plus 50 basis points. Under the terms of the agreement, which expires in February 2005, the Company is required to meet certain quarterly covenants, including leverage ratio, liquidity, capital expenditures, minimum net income, minimum interest coverage and minimum tangible net worth. Although the Company was not in compliance with certain financial covenants during each of its first three fiscal quarters of 2003, the bank issued waivers to the Company for those periods. In April 2003, the agreement was further amended to allow for borrowings absent compliance with the financial covenants as long as cash collateralizes such eligible borrowings. In April 2003, the Company repaid all outstanding borrowings under the agreement instead of maintaining restricted cash balances. At February 29, 2004, the Company did not meet the minimum interest coverage, tangible net worth, leverage ratio and minimum net earnings covenants and future compliance with each of these covenants in the near term is not certain. Management believes, based upon its cash balance at February 29, 2004 and its internal forecasts, that any limitation on the Company's ability to borrow against this credit facility through the remainder of fiscal 2004 and the first three quarters of fiscal 2005 would not have an adverse effect on the Company's operations.

     Management believes that its working capital position at February 29, 2004, the ongoing commercialization of the EECP system, and the effect of initiatives undertaken to improve our cash position by managing operating expense levels and by strengthening our sales and credit policies will make it possible for the Company to support its operating expenses and to implement its business plans for at least the next twelve months.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 29, 2004:

                                                                       Due as of       Due as of
                                                          Due as of    2/28/06 and     2/28/08 and          Due
                                      Total               2/28/05        2/28/07         2/29/09        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                         $1,260,962         $133,617        $260,361        $116,153         $750,831
Operating Leases                          135,609           63,434          72,175              --               --
Litigation Settlement                     366,750          133,000         233,750              --               --
Severance obligations                      70,000           70,000              --              --               --
Employment Agreements (a)                 532,660          454,167          78,493              --               --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                 $2,365,981         $854,218        $644,779        $116,153         $750,831
Obligations
====================================================================================================================

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

(a) Includes $166,667 in contractual cash requirements under an employment agreement as of February 29, 2004, with the Company's then President and Chief Executive Officer, Mr. Gregory D. Cash. On March 23, 2004, Mr. Cash resigned and, as a result, the Company was relieved of its obligation under this agreement. The Company may incur a contractual cash requirement in the future when a new President and Chief Executive Officer is hired.

Effects of Inflation

     The Company believes that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries



ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, including changes in interest rates. All of the Company's revenue, expenses and capital spending are transacted in US dollars. The Company's exposure to market risk for changes in interest rates relates primarily to its cash and cash equivalent balances and the line of credit agreement. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

10.1 Employment Agreement between the Company and Thomas W. Fry dated September 8, 2003.

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


                     VASOMEDICAL, INC.

               By:   /s/ Photios T. Paulson
                     Photios T. Paulson
                     Chief Executive Officer and Director (Principal Executive Officer)

                     /s/ Thomas W. Fry
                     Thomas W. Fry
                     Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  April 14, 2004