Form 10-Q
period 2004-08-31
VASOMEDICAL INC
filed 2004-10-07
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the transition period from _______________ to ______________

Commission File Number: 0-18105

                               VASOMEDICAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       11-2871434
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                   180 Linden Ave., Westbury, New York 11590
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

          Registrant's Telephone Number         (516) 997-4600

Number of Shares Outstanding of Common Stock,
$.001 Par Value, at October 1, 2004   58,552,688


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Vasomedical, Inc. and Subsidiaries


                                     INDEX

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited)                          Page

     Consolidated Condensed Balance Sheets as of
        August 31, 2004 and May 31, 2004                                3

     Consolidated Condensed Statements of Earnings for the
        Three Months Ended August 31, 2004 and 2003                     4

     Consolidated Condensed Statement of Changes in Stockholders'
        Equity for the Period from June 1, 2004 to August 31, 2004      5

     Consolidated Condensed Statements of Cash Flows for the
        Three Months Ended August 31, 2004 and 2003                     6

     Notes to Consolidated Condensed Financial Statements               7

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14

  Item 3 - Qualitative and Quantitative Disclosures About
           Market Risk                                                 23

  Item 4 - Procedures and Controls                                     23

PART II - OTHER INFORMATION                                            24

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  August 31,           May 31,
                                                                                    2004                 2004
                                                                              ----------------    -----------------
                                 ASSETS                                         (unaudited)           (audited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $3,605,066           $6,365,049
     Certificates of deposit and treasury bills                                    2,655,014            1,180,540
     Accounts receivable, net of an allowance for doubtful accounts of
       $836,171 at August 31, 2004 and $699,203 at May 31, 2004                    4,516,756            5,521,853
     Inventories                                                                   2,596,834            2,373,748
     Other current assets                                                            662,567              272,513
                                                                              -----------------    -----------------

         Total current assets                                                     14,036,237           15,713,703

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,372,031 at
   August 31, 2004 and $ 2,378,576 at May 31, 2004                                 2,496,925            2,430,521
DEFERRED INCOME TAXES                                                             14,582,000           14,582,000
OTHER ASSETS                                                                         312,988              297,391
                                                                              -----------------    -----------------
                                                                                 $31,428,150          $33,023,615
                                                                              =================    =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $2,664,329           $3,122,184
     Current maturities of long-term debt and notes payable                          139,263              136,478
     Sales tax payable                                                               333,649              353,360
     Deferred revenues                                                             1,672,713            1,734,925
     Accrued warranty and customer support expenses                                  131,833              161,917
     Accrued professional fees                                                        56,039               91,486
     Accrued commissions                                                             369,110              341,483
                                                                              -----------------    -----------------
         Total current liabilities                                                 5,366,936            5,941,833

LONG-TERM DEBT                                                                     1,057,726            1,092,837
ACCRUED WARRANTY COSTS                                                                57,000               83,000
DEFERRED REVENUES                                                                    978,733            1,111,526
OTHER LIABILITIES                                                                    167,250              200,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,552,688 and 58,419,356 shares at August 31, 2004 and May 31,
       2004, respectively, issued and outstanding                                     58,552               58,419
     Additional paid-in capital                                                   51,450,639           51,320,106
     Accumulated deficit                                                         (27,708,686)         (26,784,356)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               23,800,505           24,594,169
                                                                              -----------------    -----------------
                                                                                 $31,428,150          $33,023,615
                                                                              =================    =================

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                                                           Three months
                                                                                          ended August 31,
                                                                              --------------------------------------
                                                                                    2004                 2003
                                                                              -----------------    -----------------
Revenues
   Equipment sales                                                              $3,974,897           $4,788,110
   Equipment rentals and services                                                  846,519              638,422
                                                                              -----------------    -----------------
                                                                                 4,821,416            5,426,532

Cost of sales and services                                                       1,661,793            1,938,674
                                                                              -----------------    -----------------
   Gross Profit                                                                  3,159,623            3,487,858

Expenses
   Selling, general and administrative                                           3,052,481            2,621,452
   Research and development                                                        871,898              955,545
   Provision for doubtful accounts                                                 132,956              189,181
   Interest expense and financing costs                                             30,362               33,366
   Interest and other income, net                                                  (13,744)             (55,092)
                                                                              -----------------    -----------------
                                                                                 4,073,953            3,744,452

                                                                              -----------------    -----------------
LOSS BEFORE INCOME TAXES                                                          (914,330)            (256,594)
   Income tax expense, net                                                         (10,000)             (10,000)
                                                                              -----------------    -----------------
NET LOSS                                                                         $(924,330)           $(266,594)
                                                                              =================    =================

Net loss per common share
     - basic                                                                       $(0.02)               $0.00
                                                                              =================    =================
     - diluted                                                                     $(0.02)               $0.00
                                                                              =================    =================
Weighted average common shares outstanding
     - basic                                                                    58,532,398           57,826,844
                                                                              =================    =================
     - diluted                                                                  58,532,398           57,826,844
                                                                              =================    =================
The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                     Additional                              Total
                                                                       Paid-in         Accumulated       Stockholders
                                        Shares         Amount          Capital           Deficit            Equity
                                      ------------    ----------    --------------    ---------------    --------------
Balance at June 1, 2004                58,419,356       $58,419       $51,320,106       $(26,784,356)      $24,594,169
   Exercise of stock options              133,332           133           130,533                              130,666
   Net loss                                                                                 (924,330)         (924,330)
                                      ------------    ----------    --------------    ---------------    --------------
Balance at August 31, 2004            58,552,688        $58,552       $51,450,639       $(27,708,686)      $23,800,505
                                      ============    ==========    ==============    ===============    ==============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                           Three months
                                                                                         ended August 31,
                                                                              --------------------------------------
                                                                                    2004                 2003
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net loss                                                                      $(924,330)           $(266,594)
                                                                              -----------------    -----------------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities
         Depreciation and amortization                                               149,660              205,054
         Provision for doubtful accounts                                             132,956              189,181
         Allowance for inventory write-off                                             8,583                   --
         Changes in operating assets and liabilities
              Accounts receivable                                                    872,142            2,058,564
              Financing receivables, net                                                  --               31,491
              Inventories                                                           (299,527)             465,443
              Other current assets                                                  (390,054)            (384,599)
              Other assets                                                           (25,236)             (40,531)
              Accounts payable, accrued expenses and other current
                liabilities                                                         (577,682)            (104,835)
              Other liabilities                                                     (191,793)             (72,607)
                                                                              -----------------    -----------------
                                                                                    (320,951)           2,347,161
                                                                              -----------------    -----------------
     Net cash (used in) provided by operating activities                          (1,245,281)           2,080,567
                                                                              -----------------    -----------------

     Cash flows from investing activities
         Purchase of property and equipment                                         (138,568)             (90,462)
         Purchase of certificates of deposit and treasury bills, net              (1,474,474)                  --
                                                                              -----------------    -----------------
     Net cash used in investing activities                                        (1,613,042)             (90,462)
                                                                              -----------------    -----------------

     Cash flows from financing activities
         Payments on notes                                                           (32,326)             (25,837)
         Proceeds from exercise of options and warrants                              130,666                4,959
                                                                              -----------------    -----------------
     Net cash provided by (used in) financing activities                              98,340              (20,878)
                                                                              -----------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                  (2,759,983)           1,969,227
     Cash and cash equivalents - beginning of period                               6,365,049            5,222,847
                                                                              -----------------    -----------------
     Cash and cash equivalents - end of period                                    $3,605,066           $7,192,074
                                                                              =================    =================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable
       to operating leases, net                                                      $67,858             $(91,121)


   The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 2004, and the related consolidated condensed statements of earnings for the three-month periods ended August 31, 2004 and 2003, changes in stockholders' equity for the three-month period ended August 31, 2004, and cash flows for the three-month periods ended August 31, 2004 and 2003, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2004, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2004. Results of operations for the periods ended August 31, 2004 and 2003, are not necessarily indicative of the operating results expected or reported for the full year.

Reclassifications

Certain reclassifications have been made to the prior years' amounts to conform with the current year's presentation.

NOTE B -  IMPACT  OF  NEW  ACCOUNTING PRONOUNCEMENTS

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004


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

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. The Company recorded $60,000, net of amortization, of revenue related to the fair value of installation and in-service training and $29,584, net of amortization, of revenue related to the warranty service for EECP system sales recognized for the three-month period ended August 31, 2004.

NOTE C - STOCK-BASED COMPENSATION

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

     During the three-month period ended August 31, 2004, the Board of Directors granted non-qualified stock options under the 1999 Stock Option Plan (the "1999 Plan") to 39 employees to purchase an aggregate of 818,000 shares of common stock, at exercise prices ranging from $1.11 to $1.70 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over three-year and four-year periods and expire ten years from the date of grant.

     During the three-month period ended August 31, 2004, options to purchase 133,332 shares of common stock were exercised at an exercise price of $0.98 per share, aggregating $130,666 of proceeds to the Company. During the three-month period ended August 31, 2004, options to purchase 56,666 shares of common stock at an exercise price of $0.91 - $3.88 were cancelled.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                  Three months
                                                                                ended August 31,
                                                                     --------------------------------------
                                                                            2004                 2003
                                                                     -----------------    -----------------
Net loss, as reported                                                   $(924,330)           $(266,594)
     Deduct: Total stock-based employee compensation expense
       determined under fair value-based method for all awards
                                                                         (170,921)            (329,471)
                                                                     -----------------    -----------------
Pro forma net loss                                                    $(1,095,251)           $(596,065)
                                                                     =================    =================
Loss per share:
    Basic - as reported                                                   $(0.02)              $(0.00)
                                                                     =================    =================
    Diluted - as reported                                                 $(0.02)              $(0.00)
                                                                     =================    =================
    Basic - pro forma                                                     $(0.02)              $(0.01)
                                                                     =================    =================
    Diluted - pro forma                                                   $(0.02)              $(0.01)
                                                                     =================    =================


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

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the three months ended August 31, 2004:

        Expected life (years)                5
        Expected volatility                 81%
        Risk-free interest rate            4.8%
        Expected dividend yield            0.0%

NOTE D - EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase 5,639,753 and 6,485,086 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended August 31, 2004 and 2003, respectively, because the effect of their inclusion would be antidilutive.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004


     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                                  Three months
                                                                                 ended August 31,
                                                                     --------------------------------------
                                                                           2004                 2003
                                                                     -----------------    -----------------
Numerator:
   Basic and diluted net loss                                           $(924,330)           $(266,594)
Denominator:
   Basic - weighted average common shares                              58,532,398           57,826,844
     Stock options                                                             --                   --
     Warrants                                                                  --                   --
                                                                     -----------------    -----------------
   Diluted - weighted average common shares                            58,532,398           57,826,844
                                                                     =================    =================
Basic and diluted loss per common share                                    $(0.02)              $(0.00)
                                                                     =================    =================

NOTE E - INVENTORIES

         Inventories consist of the following:

                                                                        August 31,             May 31,
                                                                           2004                 2004
                                                                     -----------------    -----------------
   Raw materials                                                           $911,713              $928,269
   Work in process                                                          680,764               455,731
   Finished goods                                                         1,004,357               989,748
                                                                     -----------------    -----------------
                                                                         $2,596,834            $2,373,748
                                                                     =================    =================

     At August 31, 2004 and May 31, 2004, the Company has recorded reserves for obsolete inventory of $397,000 and $399,000, respectively.

NOTE F - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                        August 31,            May 31,
                                                                          2004                 2004
                                                                     -----------------    -----------------
Facility loans (a)                                                     $1,009,937              $1,022,933
Term loans (b)                                                            187,052                 206,382
                                                                     -----------------    -----------------
                                                                        1,196,989               1,229,315
Less current portion                                                     (139,263)               (136,478)
                                                                     -----------------    -----------------
                                                                       $1,057,726              $1,092,837
                                                                     =================    =================

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004


NOTE G - DEFERRED REVENUES

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

     The changes in the Company's deferred revenues are as follows:

                                                                                  Three months
                                                                                 ended August 31,
                                                                     --------------------------------------
                                                                           2004                 2003
                                                                     -----------------    -----------------
Deferred Revenue at the beginning of the period                        $2,846,451           $1,709,551
ADDITIONS
     Deferred extended service contracts                                  319,850              445,187
     Deferred in-service training                                          67,500                   --
     Deferred warranty obligations                                        310,000                   --
RECOGNIZED AS REVENUE
     Deferred extended service contracts                                 (432,771)            (303,154)
     Deferred in-service training                                        (127,500)                  --
     Deferred warranty obligations                                       (332,084)                  --
                                                                     -----------------    -----------------
Deferred revenue at end of period                                       2,651,446            1,851,584
     Less: current portion                                             (1,672,713)            (968,758)
                                                                     -----------------    -----------------
Long-term deferred revenue at end of period                              $978,733             $882,826
                                                                     =================    =================


NOTE H - WARRANTY COSTS

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

     The changes in the Company's product warranty liability are as follows:

                                                                          Three months
                                                                              ended
                                                                           August 31,
                                                               -----------------------------------
                                                                    2004                2003
                                                               ---------------     ---------------
Warranty liability at the beginning of the period                  $244,917            $788,000
     Expense for new warranties issued                                   --             164,000
     Warranty amortization                                          (56,084)           (237,000)
                                                               ---------------     ---------------
Warranty liability at end of period                                 188,833             715,000
     Less: Current portion                                         (131,833)           (537,000)
                                                               ---------------     ---------------
Long-term warranty liability at end of period                       $57,000            $178,000
                                                               ===============     ===============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004


NOTE I - INCOME TAXES

     During the three-months ended August 31, 2004 and 2003, we recorded a provision for state income taxes of $10,000.

     As of August 31, 2004, the Company had recorded deferred tax assets of $14,582,000 (net of a $2,223,008 valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. Management believes that the Company is positioned for long-term growth despite the financial results achieved through August 31, 2004, and that based upon the weight of available evidence, that it is "more likely than not" that the net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. The Company's estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of the EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Certain critical assumptions associated with the Company's estimates include:

     -- that the results from the PEECH clinical trial will be sufficiently positive to enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third- party payer reimbursement policies specific to the congestive heart failure indication;

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

     The recorded deferred tax asset includes an increase to the valuation allowance of $314,747 during the three-months ended August 31, 2004.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2004

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at August 31, 2004 are summarized as follows:

        Twelve month period ended August 31,                    Amount
        ------------------------------------                    -------
                2005                                           $209,375
                2006                                              3,125
                                                               --------
                                                               $212,500
                                                               ========

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third- party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on our proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure ("CHF"). EECP therapy is currently marketed for chronic stable angina. We are also actively engaged in research to determine the potential benefits of EECP therapy in the setting of acute coronary syndromes, as well as in the management of CHF. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. We provide hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     EECP therapy is currently reimbursed by Medicare and numerous other commercial third-party payers for the treatment of refractory angina. The Medicare reimbursement rate in the continental United States for a full course of 35 one-hour treatments ranges from $3,960 to $6,926.Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, we believe, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that qualify for Medicare reimbursement under its present coverage policy, however reimbursement for CHF as a primary indication is not covered under the national coverage policy.

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

     We recognized deferred revenues of $127,500 related to in-service training and $332,084 related to warranty service during the three-month period ended August 31, 2004. In addition, following the adoption of the provisions of EITF 00-21 beginning September 1, 2003 we began to defer revenue that had previously been recorded at the time of sale. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. During the three-month period ended August 31, 2004, we deferred $67,500 related to in-service training and $310,000 related to warranty service. The amount related to in-service training is recognized as revenue at the time the in-service training is completed and the amount related to warranty service is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service training and warranty service, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     We also recognize revenue generated from servicing EECP systems that are no longer covered by a warranty agreement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues recognized during the period related to extended warranty agreements that have been invoiced to customers prior to the performance of these services were $432,771 and $303,154 as of August 31, 2004 and 2003, respectively. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at August 31, 2004.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Accounts Receivable, net

     Our accounts receivable, net are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of its customer base as well as changes in our credit policies. We continuously monitor collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

     In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus opinion on, "Revenue Arrangements with Multiple Deliverables", "(EITF 00-21)". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, we deferred net of amortization $60,000 of revenue related to the fair value of installation and in- service training and $29,584 of revenue related to the warranty service for EECP system sales recognized for the three-month period ended August 31, 2004.

Results of Operations

Three Months Ended August 31, 2004 and 2003

     Net revenues from sales, leases and service of our external counterpulsation systems ("EECP" systems) for the three-month periods ended August 31, 2004 and 2003, was $4,821,416 and $5,426,532, respectively, which represented a decline of $605,116 or 11%. We reported a net loss of $924,330 compared to $266,594 for the three- month periods ended August 31, 2004 and 2003, respectively. Our net loss per common share was $0.02 for the three-month period ended August 31, 2004 compared to a net loss of less than one cent per share for the three-month period August 31, 2003.

Revenues

     Revenues from equipment sales declined approximately 17% to $3,974,897 for the three-month period ended August 31, 2004 as compared to $4,788,110 for the same period for the prior year. The decline in equipment sales is due primarily to a 14% decline in the average sales prices of new EECP systems sold in the domestic market plus an unfavorable product mix reflecting a higher portion of used versus new equipment sales, which earned a lower average selling price compared to new systems. The total number of shipments of new and used EECP systems in the domestic markets remained unchanged in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

     We believe that the domestic market for EECP systems continues to be negatively impacted from the reduction by the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, of approximately 34% in Medicare national average reimbursement rates for the calendar year 2004 plus uncertainty over the current proposed rate reduction for calendar year 2005. We estimate that over 65% of the patients that receive EECP therapy are Medicare patients. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

competitive products reflecting the clinical efficacy and superior quality of the EECP system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. In addition, we sold an unusually high percentage of used equipment, which reflected the availability of used EECP systems that had been recovered from a former customer, as well as EECP systems that had been used to treat patients in the Prospective Evaluation of EECP in Congestive Heart Failure, ("PEECH") clinical trial but were no longer required since the treatment portion of the trial has been completed. These used systems were sold at average sales prices significantly below our new systems. Finally, revenue was adversely impacted by the recent bad weather in Florida, which caused some EECP systems orders to be delayed and as well as non-market related problems in a major sales territory.

     Our revenue from the sale of EECP systems to international distributors in the first quarter of fiscal 2005 increased approximately 201% to $334,792 compared to $111,100 in same period of the prior year reflecting increased volume.

     The above decline in revenue from equipment sales was partially offset by a 33% increase in revenue from equipment rental and services for the three month period ended August 31, 2004, from the same three-month period in the prior year. Revenue from equipment rental and services represented 18% of total revenue in the first quarter of fiscal 2005 compared to 12% in the first quarter of fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 58% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 37% following the termination of several short-term rental agreements partially offsetting the above.

Gross Profit

     Gross profit declined to $3,159,623 or 66% of revenues for the three-month period ended August 31, 2004, compared to $3,487,858 or 64% of revenues for the three-month period ended August 31, 2003. Gross profit margin as a percentage of revenue for the three-month period ended August 31, 2004, improved slightly compared to the same year of the prior fiscal year despite the lower revenue and the negative impact resulting from the reduction in average selling prices. The improvement in gross profit as a percentage of revenue reflects the sale of our latest model EECP system, the TS4, which has a lower cost to manufacture compared to the model TS3, which we sold in the previous fiscal year. In addition, the gross profit margin benefited from the sale of an unusually high percentage of used equipment. Many of these used EECP systems carried reduced book values since they were partially amortized and as a result generated above average gross profit margins. We have limited quantities of the lower cost systems and do not anticipate a significant volume of used equipment will be sold in the future. The gross profit margin also improved due to increased service related margins resulting from the higher revenue combined with lower costs. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended August 31, 2004 and 2003 were $3,052,481 or 63% of revenues and $2,621,452 or 48% of revenues, respectively reflecting an increase of $431,029 or approximately 16%. The increase in SG&A expenditures in both absolute amounts and as a percentage of revenues in first quarter of fiscal 2005 compared to fiscal 2004 resulted primarily from increased personnel expenditures and travel expenditures due to an expanded sales force compared to the previous fiscal year plus increased expenditures for outside consulting services and marketing promotion programs. Partially offsetting the above were reduced sales commissions due to the lower revenue from sales of domestic equipment.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Research and Development

     Research and development ("R&D") expenses of $871,898 or 18% of revenues for the three months ended August 31, 2004, decreased by $83,647 or 9%, from the prior three months ended August 31 2003, of $955,545 or 18% of revenues. The decrease reflects lower spending related to the PEECH clinical trial. The patient treatment phase of the PEECH study was completed in March 2004; as a result, we have incurred lower levels of spending related to subject patient activity and study management aspects of the trial. We expect to be able to release the initial results of the PEECH trial in March 2005 and, provided results of the trial are positive, submit an application to CMS to provide reimbursement for use of the EECP therapy in treatment of CHF in early 2005. Based on the above timetable we anticipate a coverage decision by CMS in late 2005 or early 2006. We expect to continue to invest in product development and clinical trials through the remainder of fiscal 2005 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to angina, heart failure and acute coronary syndromes.

Provision for Doubtful Accounts

     During the three-month period ended August 31, 2004, the Company charged $132,956 to its provision for doubtful accounts as compared to $189,181 during the three-month period ended August 31, 2003.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $30,362 in the three-month period ended August 31, 2004, from $33,366 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the first quarter of 2005 and 2004, were $13,744 and $55,092, respectively. The decrease in interest income from the prior period is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2004. Higher average cash balances invested during the quarter compared to the prior period partially offset the above.

Income Tax Expense, Net

     During the three-months ended August 31, 2004 and 2003, we recorded a provision for state income taxes of $10,000.

     As of August 31, 2004, we had recorded deferred tax assets of $14,582,000 net of a $2,223,008 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the financial results achieved during fiscal years 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of the EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:

     -- that the results from the PEECH clinical trial will be sufficiently positive to enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third- party payer reimbursement policies specific to the congestive heart failure indication;

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


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

     The recorded deferred tax asset and increase to the valuation allowance during the three months ended August 31, 2004 was $314,747.

Liquidity and Capital Resources

     We have financed our operations in fiscal 2005 and 2004 primarily from working capital and operating results. At August 31, 2004, we had a cash and cash equivalent balance of $3,605,066 and working capital of $8,669,301 as compared to cash balance of $6,365,049 and working capital of $9,771,870 at May 31, 2004. Our cash balances decreased $2,759,983 in the three-month period compared to May 31, 2004, primarily due to $1,613,042 used in investing activities and $1,245,281 used in operating activities.

     The decrease in cash provided by our operating activities during the first quarter of fiscal year 2005 resulted primarily from the net loss of $924,330 plus adjustments to reconcile net loss to net cash used in operating activities of $320,951. Changes in our operating assets and liabilities were $612,150. The changes in the asset components primarily reflect an increase in other current assets of $390,054, primarily prepaid insurance premiums plus higher inventory of $299,527 offset by an $872,142 reduction in accounts receivable due to the revenue. The changes in our operating liability components reflect a reduction in accounts payable and accrued liabilities of $577,682 and other liabilities totaling $191,793. Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs of $291,199 partially offset the above.

     Net accounts receivable were 94% of quarterly revenues for the three-month period ended August 31, 2004, compared to 102% at the end of the three-month period ended August 31, 2003, and accounts receivable turnover improved to 4.5 times as of August 31, 2004, as compared to 3.4 times as of August 31, 2003. Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first quarter of fiscal 2005 and 2004, approximately 1% of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used net cash of $1,613,042 during the three-month period ended August 31, 2004. The principal use of cash was for the purchase of short-term certificates of deposit and treasury bills totaling $1,474,474 to improve the yield on our unused cash balances. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months. Additionally, we used $138,568 in cash primarily for the purchase of equipment to be used in the manufacture of our EECP systems.

     Our financing activities provided net cash of $98,340 during the three-month period ended August 31, 2004, reflecting $130,666 received from the exercise of stock options less payments on our outstanding notes and loans totaling $32,326.

     We cancelled our line of credit in August 2004 and do not currently have an available line of credit.

     We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least August 31, 2005; however, we have incurred significant losses during the last two fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

     The following table presents our expected cash requirements for contractual obligations outstanding as of August 31, 2004.


                                                                     Due as of       Due as of
                                                      Due as of     8/31/06 and     8/31/08 and          Due
                                      Total            8/31/05        8/31/07         8/31/09        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,196,989        $139,263         $220,727        $128,279        $708,720
Operating Leases                         113,228          65,585           47,643              --              --
Litigation Settlement                    300,250         133,000          167,250              --              --
Severance obligations                      2,692           2,692               --              --              --
Employment Agreements (a)                212,500         209,375            3,125              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                $1,825,659       $ 549,915         $438,745        $128,279        $708,720
Obligations
====================================================================================================================

     We intend to incur a contractual cash requirement in the future with our new President and Chief Executive Officer.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Subsequent Event

     On October 1, 2004, the board of directors appointed Thomas Glover to the position of President and Chief Executive Officer. Photios T. Paulson, our interim President and Chief Executive Officer, resigned but will continue as a director.

                       Vasomedical, Inc. and Subsidiaries

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain financial market risks, including changes in interest rates. All of our revenue, expenses and capital spending are transacted in US dollars. Our exposure to market risk for changes in interest rates relates primarily to its cash and cash equivalent balances and the line of credit agreement. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

ITEM 4 - PROCEDURES AND CONTROLS

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Vasomedical, Inc. and Subsidaries


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

     None.

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


                                       VASOMEDICAL, INC.

                                       By:  /s/ Photios T. Paulson
                                                Photios T. Paulson
                                                Interim Chief Executive Officer
                                                and Director (Principal
                                                Executive Officer)

                                                /s/ Thomas W. Fry
                                                Thomas W. Fry
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Date:  October 7, 2004