Form 10-Q
period 2004-11-30
VASOMEDICAL INC
filed 2005-01-13
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2004

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
    $.001 Par Value, at January 7, 2005     58,552,688


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [ ]
                                        ---        --

Vasomedical, Inc. and Subsidiaries



                                     INDEX

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets as of
                        November 30, 2004 and May 31, 2004                                      3

                Consolidated Condensed Statements of Earnings for the
                        Six and Three Months Ended November 30, 2004 and 2003                   4

                Consolidated Condensed Statement of Changes in Stockholders'
                        Equity for the Period from June 1, 2004 to November 30, 2004            5

                Consolidated Condensed Statements of Cash Flows for the
                        Six Months Ended November 30, 2004 and 2003                             6

                Notes to Consolidated Condensed Financial Statements                            7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     14

        Item 3 - Qualitative and Quantitative Disclosures About Market Risk                    26

        Item 4 - Procedures and Controls                                                       26

PART II - OTHER INFORMATION                                                                    27

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                November 30,            May 31,
                                                                                    2004                 2004
                                                                              -----------------    -----------------

                                 ASSETS                                          (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $1,913,462           $6,365,049
     Certificates of deposit and treasury bills                                    3,450,000            1,180,540
     Accounts receivable, net of an allowance for doubtful accounts of
       $609,840 at November 30, 2004 and $699,203 at May 31, 2004                  2,474,308            5,521,853
     Inventories                                                                   3,295,025            2,373,748
     Other current assets                                                            477,386              272,513
                                                                              -----------------    -----------------
         Total current assets                                                     11,610,181           15,713,703

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,451,192 at
   November 30, 2004 and $ 2,378,576 at May 31, 2004                               2,429,884            2,430,521
DEFERRED INCOME TAXES                                                             14,582,000           14,582,000
OTHER ASSETS                                                                         315,910              297,391
                                                                              -----------------    -----------------
                                                                                 $28,937,975          $33,023,615
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $1,949,402           $3,122,184
     Current maturities of long-term debt and notes payable                          142,255              136,478
     Sales tax payable                                                               305,272              353,360
     Deferred revenues                                                             1,959,910            1,734,925
     Accrued warranty and customer support expenses                                  120,083              161,917
     Accrued professional fees                                                        61,581               91,486
     Accrued commissions                                                             204,862              341,483
                                                                              -----------------    -----------------
         Total current liabilities                                                 4,743,365            5,941,833

LONG-TERM DEBT                                                                     1,021,720            1,092,837
ACCRUED WARRANTY COSTS                                                                34,500               83,000
DEFERRED REVENUES                                                                    813,708            1,111,526
OTHER LIABILITIES                                                                    134,000              200,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,552,688 and 58,419,356 shares at November 30, 2004 and May 31,
       2004, respectively, issued and outstanding                                     58,552               58,419
     Additional paid-in capital                                                   51,450,639           51,320,106
     Accumulated deficit                                                         (29,318,509)         (26,784,356)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               22,190,682           24,594,169
                                                                              -----------------    -----------------
                                                                                 $28,937,975          $33,023,615
                                                                              =================    =================

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                          Six Months Ended                    Three Months Ended
                                                            November 30,                         November 30,
                                                    ------------------------------     --------------------------------
                                                        2004             2003               2004              2003
                                                    ------------     -------------     ---------------    -------------
Revenues
   Equipment sales                                    $6,497,459       $8,961,860         $2,522,562        $4,173,750
   Equipment rentals and services                      1,785,632        1,367,801            939,113           729,379
                                                    ------------     -------------     ---------------    -------------
                                                       8,283,091       10,329,661          3,461,675         4,903,129

Cost of sales and services                             2,835,667        3,631,923          1,173,874         1,693,249
                                                    ------------     -------------     ---------------    -------------
   Gross Profit                                        5,447,424        6,697,738          2,287,801         3,209,880

Expenses
   Selling, general and administrative                 6,140,879        6,134,429          3,088,398         3,512,977
   Research and development                            1,657,846        1,953,375            785,948           997,830
   Provision for doubtful accounts                       132,956          985,511                  0           796,330
   Interest expense and financing costs                   59,040           66,246             28,678            32,880
   Interest and other income, net                        (30,827)        (108,287)           (17,083)          (53,195)
                                                    ------------     -------------     ---------------    -------------
                                                       7,959,894        9,031,274          3,885,941         5,286,822

                                                    ------------     -------------     ---------------    -------------
LOSS BEFORE INCOME TAXES                              (2,512,470)      (2,333,536)        (1,598,140)       (2,076,942)
   Income tax expense, net                               (21,683)         (20,000)           (11,683)          (10,000)
                                                    ------------     -------------     ---------------    -------------
NET LOSS                                             $(2,534,153)     $(2,353,536)       $(1,609,823)      $(2,086,942)
                                                    ============     =============     ===============    =============


Net loss per common share
     - basic                                             $(0.04)          $(0.04)             $(0.03)          $(0.04)
                                                    ============     =============     ===============    =============
     - diluted                                           $(0.04)          $(0.04)             $(0.03)          $(0.04)
                                                    ============     =============     ===============    =============

Weighted average common shares outstanding
     - basic                                          58,542,488       57,827,265         58,552,688        57,827,690
                                                    ============     =============     ===============    =============
     - diluted                                        58,542,488       57,827,265         58,552,688        57,827,690
                                                    ============     =============     ===============    =============

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                     Additional                              Total
                                                                       Paid-in         Accumulated       Stockholders'
                                        Shares         Amount          Capital           Deficit             Equity
                                      ------------    ----------    --------------    ---------------    ---------------
Balance at June 1, 2004                58,419,356       $58,419       $51,320,106       $(26,784,356)      $24,594,169
   Exercise of stock options              133,332           133           130,533                              130,666
   Net loss                                                                               (2,534,153)       (2,534,153)
                                      ------------    ----------    --------------    ---------------    ---------------
Balance at November 30, 2004          58,552,688        $58,552       $51,450,639       $(29,318,509)      $22,190,682
                                      ============    ==========    ==============    ===============    ===============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six months ended
                                                                                           November 30,
                                                                              --------------------------------------
                                                                                    2004                 2003
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net loss                                                                    $(2,534,153)         $(2,353,536)
                                                                              -----------------    -----------------
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
         Depreciation and amortization                                               298,127              415,003
         Provision for doubtful accounts                                             132,956              675,258
         Allowance for inventory write-off                                            27,062                   --
         Changes in operating assets and liabilities
              Accounts receivable                                                  2,914,589            2,867,497
              Financing receivables, net                                                  --              113,999
              Inventories                                                         (1,062,827)             645,361
              Other current assets                                                  (204,873)            (226,492)
              Other assets                                                           (37,749)             (53,372)
              Accounts payable, accrued expenses and other current
                liabilities                                                       (1,204,245)             456,737
              Other liabilities                                                     (412,568)             (41,250)
                                                                              -----------------    -----------------
                                                                                     450,472            4,852,741
                                                                              -----------------    -----------------
     Net cash (used in) provided by operating activities                          (2,083,681)           2,499,205
                                                                              -----------------    -----------------

     Cash flows from investing activities
         Purchase of property and equipment                                         (163,772)            (120,362)
         Purchase of certificates of deposit and treasury bills                   (2,269,460)                  --
                                                                              -----------------    -----------------
     Net cash used in investing activities                                        (2,433,232)            (120,362)
                                                                              -----------------    -----------------

     Cash flows from financing activities
         Payments on notes                                                           (65,340)             (52,429)
         Proceeds from exercise of options and warrants                              130,666                4,959
                                                                              -----------------    -----------------
     Net cash provided by (used in) financing activities                              65,326              (47,470)
                                                                              -----------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                  (4,451,587)           2,331,373
     Cash and cash equivalents - beginning of period                               6,365,049            5,222,847
                                                                              -----------------    -----------------
     Cash and cash equivalents - end of period                                    $1,913,462           $7,554,220
                                                                              =================    =================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable
       to operating leases, net                                                     $114,488            ($268,054)

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004



NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of November 30, 2004, and the related consolidated condensed statements of earnings for the six and three-month periods ended November 30, 2004 and 2003, changes in stockholders' equity for the six-month period ended November 30, 2004, and cash flows for the six-month periods ended November 30, 2004 and 2003, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2004, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2004. Results of operations for the periods ended November 30, 2004 and 2003 are not necessarily indicative of the operating results expected or reported for the full year.

     We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least August 2005. Although we have incurred significant losses during the last three fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication which depends on favorable results from the PEECH clinical trial. Our long-term ability to achieve profitable operations is further dependent on successfully completing additional debt or equity financing to provide marketing funds necessary to launch EECP therapy in the congestive heart failure market and to bridge the period between completion of the PEECH clinical trial and a congestive heart failure coverage decision by CMS. While we are currently seeking to raise such capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts. Future capital funding, if available, may result in dilution to current shareholders.

Reclassifications

Certain reclassifications have been made to the prior years' amounts to conform with the current year's presentation.

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending November 30, 2005.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004


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

NOTE C - STOCK-BASED COMPENSATION

     The Company has five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure,

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004


an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     On October 28, 2004 the shareholders approved the 2004 Stock Option/Stock Issuance Plan and authorized the issuance of 2,500,000 shares.

     During the six-month period ended November 30, 2004, the Board of Directors granted non-qualified stock options under the 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2004 Stock Option/Stock Issuance Plan to 9 directors, 4 officers, and 37 employees to purchase an aggregate of 2,428,000 shares of common stock, at exercise prices ranging from $0.95 to $1.70 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, or over three-year and four-year periods, and expire five years and ten years from the date of grant.

     During the six-month period ended November 30, 2004, options to purchase 133,332 shares of common stock were exercised at an exercise price of $0.98 per share, aggregating $130,666 of proceeds to the Company. During the six-month period ended November 30, 2004, options to purchase 213,333 shares of common stock at an exercise price of $0.91 - $3.88 were cancelled.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  Six Months Ended                         Three Months Ended
                                                    November 30,                              November 30,
                                        -----------------------------------        ----------------------------------
                                              2004                2003                  2004                2003
                                        ---------------     ---------------        --------------     ---------------
Net loss, as reported                    $(2,534,153)        $(2,353,536)           $(1,609,823)       $(2,086,942)
     Deduct: Total stock-based
       employee compensation expense
       determined under fair                (653,526)           (678,580)              (482,605)          (349,109)
       value-based method for all
       awards
                                        ---------------     ---------------        --------------     ---------------
Pro forma net loss                       $(3,187,679)        $(3,032,116)           $(2,092,428)       $(2,436,051)
                                        ===============     ===============        ==============     ===============

Loss per share:
    Basic - as reported                      $(0.04)             $(0.04)                $(0.03)            $(0.04)
                                        ===============     ===============        ==============     ===============
    Diluted - as reported                    $(0.04)             $(0.04)                $(0.03)            $(0.04)
                                        ===============     ===============        ==============     ===============
    Basic - pro forma                        $(0.05)             $(0.05)                $(0.04)            $(0.04)
                                        ===============     ===============        ==============     ===============
    Diluted - pro forma                      $(0.05)             $(0.05)                $(0.04)            $(0.04)
                                        ===============     ===============        ==============     ===============

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

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the six months ended November 30, 2004:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004


                Expected life (years)                   5
                Expected volatility                    82%
                Risk-free interest rate                4.4%
                Expected dividend yield                0.0%

NOTE D - EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For the six-month and three-month periods ended November 30, 2004 options and warrants to purchase 180,146 and 160,148 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive. Similarly, for the six-month and three-month periods ended November 30, 2003, options and warrants to purchase 257,379 and 234,379 shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                           Six Months Ended                 Three Months Ended
                                                             November 30,                       November 30,
                                                    ------------------------------      -------------------------------
                                                        2004             2003               2004              2003
                                                    -------------    -------------      -------------     -------------
Numerator:
   Basic and diluted net loss                        $(2,534,153)     $(2,353,536)       $(1,609,823)      $(2,086,942)
Denominator:
   Basic - weighted average common shares             58,542,488       57,827,265         58,552,688        57,827,690
     Stock options                                            --               --                 --                --
     Warrants                                                 --               --                 --                --
                                                    -------------    -------------      -------------     -------------
   Diluted - weighted average common shares           58,542,488       57,827,265         58,552,688        57,827,690
                                                    =============    =============      =============     =============

Basic and diluted loss per common share                  $(0.04)          $(0.04)            $(0.03)           $(0.04)
                                                    =============    =============      =============     =============

NOTE E - INVENTORIES

         Inventories consist of the following:

                                                                        November 30,            May 31,
                                                                           2004                  2004
                                                                     -----------------    -----------------
   Raw materials                                                          $1,075,089             $928,269
   Work in process                                                         1,098,462              455,731
   Finished goods                                                          1,121,474              989,748
                                                                     -----------------    -----------------
                                                                          $3,295,025           $2,373,748
                                                                     =================    =================

     At November 30, 2004 and May 31, 2004, the Company has recorded reserves for obsolete inventory of $427,000 and $399,000, respectively.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004


NOTE F - LONG-TERM DEBT

         The following table sets forth the computation of long-term debt:

                                                                        November 30,           May 31,
                                                                           2004                 2004
                                                                     -----------------    -----------------
Facility loans (a)                                                          $996,713           $1,022,933
Term loans (b)                                                               167,262              206,382
                                                                     -----------------    -----------------
                                                                           1,163,975            1,229,315
Less current portion                                                        (142,255)            (136,478)
                                                                     -----------------    -----------------
                                                                          $1,021,720           $1,092,837
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

                                                           Six Months Ended                   Three Months Ended
                                                             November 30,                        November 30,
                                                    ------------------------------       ------------------------------
                                                         2004             2003                2004             2003
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,846,451       $1,709,551          $2,651,446       $1,851,585
ADDITIONS
     Deferred extended service contracts               1,044,364          945,938             724,514          500,750
     Deferred in-service training                        117,500           97,500              50,000           97,500
     Deferred warranty obligations                       497,500          292,500             187,500          292,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts                (883,446)        (667,573)           (450,675)        (364,419)
     Deferred in-service training                       (170,000)         (55,000)            (42,500)         (55,000)
     Deferred warranty obligations                      (678,751)         (38,750)           (346,667)         (38,750)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      2,773,618        2,284,166           2,773,618        2,284,166
     Less: current portion                            (1,959,910)      (1,334,983)         (1,959,910)      (1,334,983)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $813,708         $949,183            $813,708         $949,183
                                                    =============    =============       =============    =============


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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004

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

     The changes in the Company's product warranty liability are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                          Six Months Ended                   Three Months Ended
                                                            November 30,                         November 30,
                                                   -------------------------------      ------------------------------
                                                       2004              2003               2004             2003
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the             $244,917          $788,000           $188,833         $715,000
   period
     Expense for new warranties issued                        0           164,000                  0                0
     Warranty amortization                              (90,334)         (451,000)           (34,250)        (214,000)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                     154,583           501,000            154,583          501,000
     Less: Current portion                             (120,083)         (358,000)          (120,083)        (358,000)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period           $34,500          $143,000            $34,500         $143,000
                                                   =============     =============      =============    =============

NOTE I - INCOME TAXES

     During the six-months ended November 30, 2004 and 2003, we recorded a provision for state income taxes of $21,683 and $20,000, respectively.

     As of November 30, 2004, the Company had recorded deferred tax assets of $14,582,000 (net of a $2,762,169 valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. Management believes that the Company is positioned for long-term growth despite the financial results achieved through November 30, 2004, and that based upon the weight of available evidence, that it is "more likely than not" that the net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. The Company's estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Certain critical assumptions associated with the Company's estimates include:

     -- that the results from the PEECH clinical trial will be sufficiently positive to enable EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;

     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication.

     --   that we be able to secure additional  financing to provide  sufficient
          funds  to  market  EECP  therapy  in  the  congestive   heart  failure
          indication.

     Additional factors that could cause actual results to differ materially are the following:

     -- the effect of the dramatic changes taking place in the healthcare environment;

     --   the impact of  competitive  procedures and products and their pricing;

                   Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2004

          --   other medical insurance reimbursement policies;

          --   unexpected manufacturing problems;

          -- unforeseen difficulties and delays in the conduct of clinical trials, peer review publications and other product development programs;

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

     The recorded deferred tax asset includes an increase to the valuation allowance of $854,169 during the six- months ended November 30, 2004.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at November 30, 2004 are summarized as follows:

             Twelve month period ended November 30,          Amount
             --------------------------------------          ------
                              2005                          $140,625

                       Vasomedical, Inc. and Subsidiaries

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

General Overview

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP external counterpulsation systems based on our proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure ("CHF"). EECP therapy is currently marketed for chronic stable angina. We are also actively engaged in research to determine the potential benefits of EECP therapy in the management of CHF. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. We provide hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide improved patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     Medicare and numerous other commercial third-party payers currently reimburse for EECP therapy in the treatment of refractory angina. The Medicare reimbursement rate in the continental United States for a full course of 35 one-hour treatments ranges from $3,960 to $6,926. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, we believe, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that qualify for Medicare reimbursement under its present coverage policy. However reimbursement for CHF as a primary indication is not covered under national coverage policy.

     In July 2004, the Centers for Medicare and Medicaid Services (CMS) proposed a 9% reduction in Medicare national average physician reimbursement rates for angina for calendar year 2005. However, following public review with manufacturers and providers, CMS revised the physician rate to reflect a 1% increase over the calendar year 2004 rate. The hospital outpatient rate, however, was reduced by 9%.

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we

                       Vasomedical, Inc. and Subsidiaries

recognize revenue from the sale of our EECP systems in the period in which we deliver the system to the customer. Revenue from the sale of our EECP systems to international markets is recognized upon shipment, during the period in which we deliver the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers. Returns are accepted prior to the installation and in-service training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems. In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectibility is uncertain.

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

     We recognized deferred revenues of $170,000 and $42,500 related to in-service training and $678,751 and $346,667 related to warranty service during the six-month and three-month periods ended November 30, 2004, respectively. In addition, following the adoption of the provisions of EITF 00-21 beginning September 1, 2003 we began to defer revenue that had previously been recorded at the time of sale. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. During the six-month and three-month periods ended November 30, 2004, we deferred $117,500 and $50,000 related to in-service training and $497,500 and $187,500 related to warranty service, respectively. The amount related to in-service training is recognized as revenue at the time the in-service training is completed and the amount related to warranty service is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service training and warranty service, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     We also recognize revenue generated from servicing EECP systems that are no longer covered by a warranty agreement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues recognized related to extended warranty agreements that have been invoiced to customers prior to the performance of these services, were $883,446 and $667,573 for the six-month periods ended November 30, 2004 and 2003, respectively, and $450,675 and $364,419 for the three-month periods ended November 30, 2004 and 2003, respectively. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a

                       Vasomedical, Inc. and Subsidiaries

"fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at November 30, 2004.

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

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 effective September 1, 2003, we began to defer revenue related to EECP system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

Warranty Costs

     Equipment  sold is  generally  covered  by a  warranty  period of one year.
Effective September 1, 2003, we adopted the provisions of EITF 00-21 on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year warranty service is deferred and recognized as revenue over the service period. As such, we no longer accrue warranty costs upon delivery but rather recognize warranty and related service costs as incurred. Prior to September 1, 2003, we accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale was recognized. The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003, will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses.

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

                       Vasomedical, Inc. and Subsidiaries

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

Stock Compensation

     We have five stock-based employee compensation plans. We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

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

Recently Issued Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending November 30, 2005.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs

                       Vasomedical, Inc. and Subsidiaries

incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

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

Results of Operations

Three Months Ended November 30, 2004 and 2003

     Net revenues from sales, leases and service of our external counterpulsation systems ("EECP" systems) for the three-month periods ended November 30, 2004 and 2003, were $3,461,675 and $4,903,129, respectively, which represented a decline of $1,441,454 or 29%. We reported a net loss of $1,609,823

                       Vasomedical, Inc. and Subsidiaries


compared to a net loss of $2,086,942 for the three-month periods ended November 30, 2004 and 2003, respectively. Our net loss per common share was $0.03 for the three-month period ended November 30, 2004 compared to a net loss of $0.04 for the three- month period November 30, 2003.

Revenues

     Revenues from equipment sales declined approximately 40% to $2,522,562 for the three-month period ended November 30, 2004 as compared to $4,173,750 for the same period for the prior year. The decline in equipment sales is due primarily to a 33% decline in domestic units shipped and a 15% decline in the average sales prices of new EECP systems sold in the domestic market, as well as an unfavorable product mix reflecting a higher portion of used versus new equipment sales, which earned a lower average selling price compared to new systems.

     We believe that the domestic market for EECP systems continues to be negatively impacted from the reduction by the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, of approximately 34% in Medicare national average reimbursement rates for the calendar year 2004 plus uncertainty during much of the quarter over a proposed rate reduction for calendar year 2005. We estimate that over 65% of the patients that receive EECP therapy are Medicare patients. We also believe that many prospective customers are deferring sales decisions pending the results of our Prospective Evaluation of EECP in Congestive Heart Failure, ("PEECH") clinical trial, which we expect will be made public in early 2005. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the EECP system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. In addition, we sold an unusually high percentage of used equipment, which reflected the availability of used EECP systems that had been recovered from a former customer, as well as EECP systems that had been used to treat patients in the PEECH clinical trial but were no longer required since the treatment portion of the trial has been completed. These used systems were sold at average sales prices significantly below our new systems. Lastly, we are in the process of reorganizing territory responsibilities in our sales department due to recently vacant and/or unproductive territories plus the restructuring of a major independent distributor territory to direct sales. Our revenue from the sale of EECP systems to international distributors in the second quarter of fiscal 2005 decreased approximately 42% to $137,995 compared to $239,000 in same period of the prior year reflecting decreased volume.

     The above decline in revenue from equipment sales was partially offset by a 29% increase in revenue from equipment rental and services for the three month period ended November 30, 2004, from the same three-month period in the prior year. Revenue from equipment rental and services represented 27% of total revenue in the second quarter of fiscal 2005 compared to 15% in the second quarter of fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of $194,097, or approximately 35%, in service related revenue from $550,082 to $744,179 for the three-month periods ended November 30, 2003 and November 30, 2004, respectively. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue increased approximately 6% from $155,855 for the three-month period ended November 30, 2003 to $164,706 for the three-month period ended November 30, 2004.

Gross Profit

     Gross profit declined to $2,287,801 or 66% of revenues for the three-month period ended November 30, 2004, compared to $3,209,880 or 65% of revenues for the three-month period ended November 30, 2003. Gross profit margin as a percentage of revenue for the three-month period ended November 30, 2004, improved slightly compared to the same period of the prior fiscal year despite the lower revenue and the negative impact resulting from the reduction in average selling prices. The improvement in gross profit as a percentage of revenue reflects the sale of our latest model EECP system, the TS4, which has a lower cost to manufacture compared to the model TS3, which we sold in the previous fiscal year. In addition, the gross profit margin benefited from the recognition of previously deferred installation, in-service training and warranty revenues generated by the adoption of EITF 00-21 in the second quarter of fiscal year 2004, which increased from $93,750 to $389,167 in the three months ended November 30, 2003 and November 30, 2004, respectively, as well as the sale of a higher percentage of used equipment. Many of these used EECP

                       Vasomedical, Inc. and Subsidiaries


systems carried reduced book values since they were partially amortized and as a result generated above average gross profit margins. We have limited quantities of the lower cost systems and do not anticipate a significant volume of used equipment will be sold in the future. The gross profit margin also improved due to increased service related margins resulting from higher accessory and service contract revenues. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

     Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. In addition, we anticipate that lower than usual production reflecting efforts to reduce inventory levels in next two quarters will result in higher absorbed overhead costs and can be expected to negatively impact future quarters' margins. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended November 30, 2004 and 2003 were $3,088,398 or 89% of revenues and $3,512,977 or 72% of revenues, respectively reflecting a decrease of $424,579 or approximately 12%. The decrease in SG&A expenditures in the second quarter of fiscal 2005 compared to fiscal 2004 resulted primarily from decreases of $70,000 and $149,758 in severance payments and sales commissions, respectively, as well as a $214,053 reduction in administrative consulting fees. Partially offsetting the above were increases in accounting and market research fees of $73,260 and $168,000, respectively. The Company hired its new President and Chief Executive Officer, Thomas Glover, in October 2004.

Research and Development

     Research and development ("R&D") expenses of $785,948 or 23% of revenues for the three months ended November 30, 2004, decreased by $211,882 or 21%, from the prior three months ended November 30 2003, of $997,830 or 20% of revenues. The decrease reflects lower spending related to the PEECH clinical trial, partially offset by increased costs associated with developing the new Lumenair EECP Therapy System. The patient treatment phase of the PEECH study was completed in March 2004; as a result, we have incurred lower levels of spending related to subject study activity and study management aspects of the trial. The final six-month patient examination was completed in December 2004 and the PEECH Steering Committee, composed of the lead physician investigators, is currently analyzing the data. We continue to expect to be able to release the initial results of the PEECH trial in March 2005 and, provided results of the trial are positive, subsequently submit an application to CMS for a coverage decision leading to reimbursement for use of EECP therapy in treatment of CHF. Based on the above timetable we anticipate a coverage decision by CMS in early 2006. We expect to continue to invest in product development and clinical trials through the remainder of fiscal 2005 and beyond to further validate and expand the clinical applications of EECP, including, but not limited to angina and heart failure. In addition, we launched our latest generation EECP system, the "Lumenair EECP Therapy System", in November at the American Heart Association Scientific Sessions in New Orleans, Louisiana.

Provision for Doubtful Accounts

     We collected funds from previously reserved accounts, which offset new reserve requirements. As a result, we did not incur a charge to our provision for doubtful accounts during the three-month period ended November 30, 2004, as compared to $796,330 during the three-month period ended November 30, 2003.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $28,678 in the three-month period ended November 30, 2004, from $32,880 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of our headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the second quarters of fiscal years 2005 and 2004, was $17,083 and $53,195, respectively. The decrease in interest and other income from the prior period is attributable to lower other income resulting from miscellaneous customer payments in the second quarter of fiscal 2005. Although average cash balances invested during the quarter were lower than the

                       Vasomedical, Inc. and Subsidiaries

prior period, interest income increased due to higher yields on invested balances, partially offsetting the above.

Income Tax Expense, Net

     During the three-months ended November 30, 2004 and 2003, we recorded a provision for state income taxes of $11,683 and $10,000, respectively.

     As of November 30, 2004, we had recorded deferred tax assets of $14,582,000 net of a $2,762,169 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the financial results achieved during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:

          -- that the results from the PEECH clinical trial will be sufficiently positive to enable EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;

          -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication.

          -- that we be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

          Additional   factors  that  could  cause  actual   results  to  differ
               materially are the following:

          -- the effect of the dramatic changes taking place in the healthcare environment;

          -- the impact of competitive procedures and products and their pricing;

          --   other medical insurance reimbursement policies;

          --   unexpected manufacturing problems;

          -- unforeseen difficulties and delays in the conduct of clinical trials, peer review publications and other product development programs;

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

     The recorded deferred tax asset and increase to the valuation allowance during the three months ended November 30, 2004 was $539,161.

Six Months Ended November 30, 2004 and 2003

     Net   revenues   from   sales,   leases  and   service   of  our   external
counterpulsation systems ("EECP" systems) for the six-month periods ended November 30, 2004 and 2003, were $8,283,091 and $10,329,661, respectively, which represented a decline of $2,046,570 or 20%. We reported a net loss of $2,534,153

                       Vasomedical, Inc. and Subsidiaries


compared to $2,353,536 for the six-month periods ended November 30, 2004 and 2003, respectively. Our net loss per common share was $0.04 for the six-month period ended November 30, 2004, matching our net loss of $0.04 for the six-month period November 30, 2003.

Revenues

     Revenues from equipment sales declined approximately 27% to $6,497,459 for the six-month period ended November 30, 2004 as compared to $8,961,860 for the same period for the prior year. The decline in equipment sales is due primarily to a 16% decline in domestic units shipped, a 15% decline in the average sales prices of new EECP systems sold in the domestic market, and an unfavorable product mix reflecting a higher portion of used versus new equipment sales. Used systems earned a lower average selling price compared to new systems, and experienced a 35% decrease in average selling price when compared to used systems sold in the domestic market in the first half of fiscal 2004.

     We believe that the domestic market for EECP systems continues to be negatively impacted from the reduction by the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, of approximately 34% in Medicare national average reimbursement rates for the calendar year 2004 plus uncertainty during much of the first half over a proposed rate reduction for calendar year 2005. We estimate that over 65% of the patients that receive EECP therapy are Medicare patients. We also believe that many prospective customers are deferring sales decisions pending the results of our Prospective Evaluation of EECP in Congestive Heart Failure, ("PEECH") clinical trial, which we expect will be made public in early 2005. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the EECP system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. In addition, we sold an unusually high percentage of used equipment, which reflected the availability of used EECP systems that had been recovered from a former customer, as well as EECP systems that had been used to treat patients in the PEECH clinical trial but were no longer required since the treatment portion of the trial has been completed. These used systems were sold at average sales prices significantly below our new systems. Furthermore, we are in the process of reorganizing territory responsibilities in our sales department due to recently vacant and/or unproductive territories plus the restructuring of a major independent distributor territory to direct sales. Finally, revenue was adversely impacted by bad weather in Florida, which caused some EECP systems orders to be delayed.

     Our revenue from the sale of EECP systems to international distributors in the first half of fiscal 2005 increased approximately 32% to $462,995 compared to $350,100 in same period of the prior year reflecting increased volume of new systems.

     The above decline in revenue from equipment sales was partially offset by a 31% increase in revenue from equipment rental and services for the six month period ended November 30, 2004, from the same six-month period in the prior year. Revenue from equipment rental and services represented 22% of total revenue in the first half of fiscal 2005 compared to 13% in the first half of fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 45% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 18% following the termination of several short-term rental agreements partially offsetting the above.

Gross Profit

     Gross profit declined to $5,447,424 or 66% of revenues for the six-month period ended November 30, 2004, compared to $6,697,738 or 65% of revenues for the six-month period ended November 30, 2003. Gross profit margin as a percentage of revenue for the six-month period ended November 30, 2004, improved slightly compared to the same period of the prior fiscal year despite the lower revenue and the negative impact resulting from the reduction in average selling prices. The improvement in gross profit as a percentage of revenue reflects the sale of our latest model EECP system, the TS4, which has a lower cost to manufacture compared to the model TS3, which we sold in the previous fiscal year. In addition, the gross profit margin benefited from the recognition of previously deferred installation, in-service training and warranty revenues

                       Vasomedical, Inc. and Subsidiaries


generated by the adoption of EITF 00-21 in the second quarter of fiscal year 2004, which increased from $93,750 to $848,751 in the six month periods ended November 30, 2003 and November 30, 2004, respectively. The gross profit margin also improved due to increased service related margins resulting from accessory and service contract revenue increases exceeding associated cost increases. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the six-months ended November 30, 2004 and 2003 were $6,140,879 or 74% of revenues and $6,134,429 or 59% of revenues, respectively reflecting an increase of $6,450 or less than 1%. The increase in SG&A expenditures in both absolute amounts and as a percentage of revenues in first half of fiscal 2005 compared to fiscal 2004 resulted primarily from increased market research and sales travel expenditures, largely offset by decreased administrative consulting and severance fees.

Research and Development

     Research and development ("R&D") expenses of $1,657,846 or 20% of revenues for the six months ended November 30, 2004, decreased by $295,529 or 15%, from the prior six months ended November 30 2003, of $1,953,375 or 19% of revenues. The decrease reflects lower spending related to the PEECH clinical trial, partially offset by increased expenditures for developing the new Lumenair EECP Therapy System.

Provision for Doubtful Accounts

     During the six-month period ended November 30, 2004, we charged $132,956 to our provision for doubtful accounts as compared to $985,511 during the six-month period ended November 30, 2003. The decrease was due primarily to a $680,000 provision made in the prior fiscal period associated with the write-off of all funds due from a major customer that ceased operations in December 2003.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $59,040 in the six-month period ended November 30, 2004, from $66,246 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of our headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the first half of 2005 and 2004, was $30,827 and $108,287, respectively. The decrease in interest and other income from the prior period is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2004 and lower miscellaneous customer payments, partially offset by higher interest income due to improved yields.

Income Tax Expense, Net

     During the six-months ended November 30, 2004 and 2003, we recorded a provision for state income taxes of $21,683 and $20,000, respectively.

     As of November 30, 2004, we had recorded deferred tax assets of $14,582,000 net of a $2,762,169 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the financial results achieved during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be

                       Vasomedical, Inc. and Subsidiaries


realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. (See "Income Tax Expense, Net" in the "Three Months Ended November 30, 2004 and 2003" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operation").

     The recorded deferred tax asset and increase to the valuation allowance during the six months ended November 30, 2004 was $854,169.

Liquidity and Capital Resources

     We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least August 2005. Although we have incurred significant losses during the last three fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication which depends on favorable results from the PEECH clinical trial. Our long-term ability to achieve profitable operations is further dependent on successfully completing additional debt or equity financing to provide marketing funds necessary to launch EECP therapy in the congestive heart failure market and to bridge the period between completion of the PEECH clinical trial and a congestive heart failure coverage decision by CMS. While we are currently seeking to raise such capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts. Future capital funding, if available, may result in dilution to current shareholders.

     We have financed our operations in fiscal 2005 and 2004 primarily from working capital and operating results. At November 30, 2004, we had a cash and cash equivalents balance of $1,913,462 and working capital of $6,866,816 as compared to a cash and cash equivalents balance of $6,365,049 and working capital of $9,771,870 at May 31, 2004. Our cash balances decreased $4,451,587 in the six-month period compared to May 31, 2004, primarily due to $2,433,232 used in investing activities and $2,083,681 used in operating activities.

     The decrease in cash provided by our operating activities during the first half of fiscal year 2005 resulted primarily from the net loss of $2,534,153 less adjustments to reconcile net loss to net cash used in operating activities of $450,472. Changes in our operating assets and liabilities totaled a cash use of $7,673. The changes in the asset components primarily reflect an increase in inventory of $1,062,827 plus higher other current assets of $204,873, primarily prepaid insurance premiums offset by a $2,914,589 reduction in accounts receivable due to the revenue. The changes in our operating liability components reflect a reduction in accounts payable and accrued liabilities of $1,204,245 and other liabilities totaling $412,568. Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs of $458,145 partially offset the above.

     Net accounts receivable were 30% of revenues for the six-month period ended November 30, 2004, compared to 44% at the end of the six-month period ended November 30, 2003, and accounts receivable turnover improved to 5.8 times as of November 30, 2004, as compared to 3.4 times as of November 30, 2003. Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. If in our judgment the degree of collectibility is uncertain at the time of shipment, we use the installment sales method and record revenue based on cash receipt. During the first half of fiscal 2005 and 2004, approximately 2% and 1%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days, we offered no sales- type leases and 2% and 0% of revenues reflect cash receipts from installment sales . In general, reserves

                       Vasomedical, Inc. and Subsidiaries


are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used net cash of $2,433,232 during the six-month period ended November 30, 2004. The principal use of cash was for the purchase of short-term certificates of deposit and treasury bills totaling $2,269,460 to improve the yield on our unused cash balances. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months. Additionally, we used $163,772 in cash primarily for the purchase of equipment to be used in the manufacture of our EECP systems.

     Our financing activities provided net cash of $65,326 during the six-month period ended November 30, 2004, reflecting $130,666 received from the exercise of stock options less payments on our outstanding notes and loans totaling $65,340.

     We cancelled our line of credit in August 2004 and do not currently have an available line of credit.

     The following table presents our expected cash requirements for contractual obligations outstanding as of November 30, 2004.

                                                                     Due as of       Due as of
                                                     Due as of      11/30/06 and    11/30/08 and         Due
                                      Total          11/30/05         11/30/07        11/30/09       Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,163,975        $142,255         $201,020        $111,982        $708,718
Operating Leases                         123,103          87,507           35,596              --              --
Litigation Settlement                    267,000         133,000          134,000              --              --
Employment Agreements                    140,625         140,625               --              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                $1,694,703        $503,387         $370,616        $111,982        $708,718
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

        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A. The Registrant held its Annual Meeting of Stockholders on October 28, 2004.

          B.   Not Applicable

          C. Three directors were elected. Alexander G. Bearn, MD; David S. Blumenthal, MD; and Kenneth W. Rind, PhD were elected to serve until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The minimum number of votes cast in favor of their elections was 50,725,523.

                    Another  matter voted upon was the approval of the Company's
               2004 Stock Option/Stock Issuance Plan covering 2,500,000 shares. The votes cast were as follows: Votes for: 6,691,309; Votes against: 3,522,908; and Votes abstained: 294,138.

                    The third  matter  voted  upon was the  ratification  of the appointment of Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ended May 31, 2005. The votes cast were as follows: Votes for: 51,698,837; Votes against: 412,999; and Votes abstained: 164,287.


ITEM 5 - OTHER INFORMATION:

        None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

Exhibits

31 Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     The Registrant filed a Report on Form 8-K dated October 4, 2004 to report an event under Items 5.01 and 9.01.

                       Vasomedical, Inc. and Subsidiaries



     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     VASOMEDICAL, INC.

             By:     /s/ Thomas Glover
                     ---------------------------------
                     Thomas Glover
                     Chief Executive Officer and Director (Principal Executive Officer)

                     /s/ Thomas W. Fry
                     ---------------------------------
                     Thomas W. Fry
                     Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  January 13, 2005