Form 10-Q
period 2005-02-28
VASOMEDICAL INC
filed 2005-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                     (516) 997-4600

Number of Shares Outstanding of Common Stock,
       $.001 Par Value, at April 14, 2005      58,552,688


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                   ---     --

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
                                            ---     --

Vasomedical, Inc. and Subsidiaries



                                     INDEX



PART I - FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                       ----
        Item 1 - Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets as of
                        February 28, 2005 and May 31, 2004                                              3

                Consolidated Condensed Statements of Earnings for the
                        Nine and Three Months Ended February 28, 2005 and February 29, 2004             4

                Consolidated Condensed Statement of Changes in Stockholders'
                        Equity for the Period from June 1, 2004 to February 28, 2005                    5

                Consolidated Condensed Statements of Cash Flows for the
                        Nine Months Ended February 28, 2005 and February 29, 2004                       6

                Notes to Consolidated Condensed Financial Statements                                    7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              15

        Item 3  Qualitative and Quantitative Disclosures About Market Risk                             29

        Item 4  Controls and Procedures                                                                29

PART II - OTHER INFORMATION                                                                            30

ITEM 1 - FINANCIAL STATEMENTS

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                February 28,           May 31,
                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                 ASSETS                                         (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $1,228,727           $6,365,049
     Certificates of deposit and treasury bills                                    2,764,154            1,180,540
     Accounts receivable, net of an allowance for doubtful accounts of
       $520,914 at February 28, 2005 and $699,203 at May 31, 2004                  1,589,381            5,521,853
     Inventories                                                                   3,613,082            2,373,748
     Other current assets                                                            436,636              272,513
                                                                              -----------------    -----------------
         Total current assets                                                      9,631,980           15,713,703

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,559,660 at
   February 28, 2005 and $ 2,378,576 at May 31, 2004                               2,265,307            2,430,521
DEFERRED INCOME TAXES                                                             14,582,000           14,582,000
OTHER ASSETS                                                                         318,597              297,391
                                                                              -----------------    -----------------
                                                                                 $26,797,884          $33,023,615
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $2,307,044           $3,122,184
     Current maturities of long-term debt and notes payable                          145,164              136,478
     Sales tax payable                                                               228,761              353,360
     Deferred revenues                                                             1,646,918            1,734,925
     Accrued warranty and customer support expenses                                  105,583              161,917
     Accrued professional fees                                                       114,817               91,486
     Accrued commissions                                                             105,998              341,483
                                                                              -----------------    -----------------
         Total current liabilities                                                 4,654,285            5,941,833

LONG-TERM DEBT                                                                       985,089            1,092,837
ACCRUED WARRANTY COSTS                                                                17,250               83,000
DEFERRED REVENUES                                                                    876,677            1,111,526
OTHER LIABILITIES                                                                    100,750              200,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,552,688 and 58,419,356 shares at February 28, 2005 and May 31,
       2004, respectively, issued and outstanding                                     58,552               58,419
     Additional paid-in capital                                                   51,450,639           51,320,106
     Accumulated deficit                                                         (31,345,358)         (26,784,356)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               20,163,833           24,594,169
                                                                              -----------------    -----------------
                                                                                 $26,797,884          $33,023,615
                                                                              =================    =================

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                          Nine Months Ended                   Three Months Ended
                                                    ------------------------------     --------------------------------
                                                    February 28,      February 29,       February 28,      February 29,
                                                        2005              2004               2005              2004
                                                    ------------     -------------     ---------------    -------------
Revenues
   Equipment sales                                    $8,629,026      $14,147,248         $2,131,567        $5,185,388
   Equipment rentals and services                      2,618,393        2,132,323            832,761           764,522
                                                    ------------     -------------     ---------------    -------------
                                                      11,247,419       16,279,571          2,964,328         5,949,910
Cost of sales and services
   Cost of sales, equipment                            3,034,836        4,616,671            831,936         1,628,210
   Cost of equipment rentals and services                965,413          948,427            332,646           304,965
                                                    ------------     -------------     ---------------    -------------
                                                       4,000,249        5,565,098          1,164,582         1,933,175

                                                    ------------     -------------     ---------------    -------------
   Gross Profit                                        7,247,170       10,714,473          1,799,746         4,016,735

Expenses
   Selling, general and administrative                 9,088,858        9,217,836          2,947,978         3,083,407
   Research and development                            2,521,321        2,996,970            863,476         1,043,595
   Provision for doubtful accounts                       135,156        1,147,011              2,200           161,500
   Interest expense and financing costs                   84,971          101,335             25,931            35,089
   Interest and other income, net                        (51,795)        (115,102)           (20,968)           (6,815)
                                                    ------------     -------------     ---------------    -------------
                                                      11,778,511       13,348,050          3,818,617         4,316,776

                                                    ------------     -------------     ---------------    -------------
LOSS BEFORE INCOME TAXES                              (4,531,341)      (2,633,577)        (2,018,871)         (300,041)
   Income tax expense, net                               (29,661)         (30,000)            (7,978)          (10,000)
                                                    ------------     -------------     ---------------    -------------
NET LOSS                                             $(4,561,002)     $(2,663,577)       $(2,026,849)        $(310,041)
                                                    ============     =============     ===============    =============


Net loss per common share
     - basic                                             $(0.08)          $(0.05)             $(0.03)          $(0.01)
                                                    ============     =============     ===============    =============
     - diluted                                           $(0.08)          $(0.05)             $(0.03)          $(0.01)
                                                    ============     =============     ===============    =============

Weighted average common shares outstanding
     - basic                                          58,545,850       57,847,004         58,552,688        57,886,701
                                                    ============     =============     ===============    =============
     - diluted                                        58,545,850       57,847,004         58,552,688        57,886,701
                                                    ============     =============     ===============    =============

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                     Additional                              Total
                                                                       Paid-in         Accumulated       Stockholders'
                                        Shares         Amount          Capital           Deficit             Equity
                                      ------------    ----------    --------------    ---------------    ---------------
Balance at June 1, 2004                58,419,356       $58,419       $51,320,106       $(26,784,356)      $24,594,169
   Exercise of stock options              133,332           133           130,533                              130,666
   Net loss                                                                               (4,561,002)       (4,561,002)
                                      ------------    ----------    --------------    ---------------    ---------------
Balance at February 28, 2005          58,552,688        $58,552       $51,450,639       $(31,345,358)      $20,163,833
                                      ============    ==========    ==============    ===============    ===============

The accompanying notes are an integral part of this condensed statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine months ended
                                                                              --------------------------------------
                                                                                February 28,         February 29,
                                                                                    2005                 2004
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net loss                                                                    $(4,561,002)         $(2,663,577)
                                                                              -----------------    -----------------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities
         Depreciation and amortization                                               433,177              595,685
         Provision for doubtful accounts                                             178,289              674,175
         Allowance for inventory write-off                                            71,908               90,516
         Changes in operating assets and liabilities
              Accounts receivable                                                  3,754,183            2,606,696
              Financing receivables, net                                                  --              258,608
              Inventories                                                         (1,372,541)           1,012,606
              Other current assets                                                  (164,123)            (203,176)
              Other assets                                                           (50,530)             (52,877)
              Accounts payable, accrued expenses and other current
                liabilities                                                       (1,296,234)             114,388
              Other liabilities                                                     (400,099)            (132,346)
                                                                              -----------------    -----------------
                                                                                   1,154,030            4,964,275
                                                                              -----------------    -----------------
     Net cash (used in) provided by operating activities                          (3,406,972)           2,300,698
                                                                              -----------------    -----------------

     Cash flows from investing activities
         Purchase of property and equipment                                         (177,340)            (137,721)
         Purchase of certificates of deposit and treasury bills                   (1,583,614)                  --
                                                                              -----------------    -----------------
     Net cash used in investing activities                                        (1,760,954)            (137,721)
                                                                              -----------------    -----------------

     Cash flows from financing activities
         Proceeds from notes                                                              --               67,149
         Payments on notes                                                           (99,062)             (92,453)
         Proceeds from exercise of options and warrants                              130,666              383,084
                                                                              -----------------    -----------------
     Net cash provided by financing activities                                        31,604              357,780
                                                                              -----------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                  (5,136,322)           2,520,757
     Cash and cash equivalents - beginning of period                               6,365,049            5,222,847
                                                                              -----------------    -----------------
     Cash and cash equivalents - end of period                                    $1,228,727           $7,743,604
                                                                              =================    =================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable
       to operating leases, net                                                      $61,299            $(328,869)

The accompanying notes are an integral part of these condensed statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of February 28, 2005, and the related consolidated condensed statements of earnings for the nine and three-month periods ended February 28, 2005 and February 29, 2004, changes in stockholders' equity for the nine-month period ended February 28, 2005, and cash flows for the nine- month periods ended February 28, 2005 and February 29, 2004, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 28, 2005, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2004. Results of operations for the periods ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the operating results expected or reported for the full year.

     We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least July 2005. Although we have incurred significant losses during the last three fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the successful commercialization of EECP(R) therapy into the congestive heart failure ("CHF") indication which depends in part on results from the Prospective Evaluation of EECP in Congestive Heart Failure ("PEECH(TM)") clinical trial being sufficient to promote adoption of the therapy in CHF. As more fully discussed in Note K "SUBSEQUENT EVENT", PEECH results were disclosed on March 8, 2005. Our long-term ability to achieve profitable operations is further dependent on successfully completing additional debt or equity financing to provide marketing funds necessary to launch EECP therapy in the congestive heart failure market and to bridge the period between completion of the PEECH clinical trial and a congestive heart failure national reimbursement coverage decision by the Centers for Medicare and Medicaid Services (CMS). While we are currently seeking to raise such capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts. Future capital funding, if available, may result in dilution to current shareholders.

Reclassifications

Certain reclassifications have been made to the prior years' amounts to conform with the current year's presentation.

NOTE B  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

after June 15, 2003. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21.

NOTE C  STOCK-BASED COMPENSATION

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

     During the nine-month period ended February 28, 2005, the Board of Directors granted non-qualified stock options under the 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2004 Stock Option/Stock Issuance Plan to 9 directors, 4 officers, and 37 employees to purchase an aggregate of 2,428,000 shares of common stock, at exercise prices ranging from $0.95 to $1.19 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, or over three-year and four-year periods, and expire five years and ten years from the date of grant.

     During the nine-month period ended February 28, 2005, options to purchase 133,332 shares of common stock were exercised at an exercise price of $0.98 per share, aggregating $130,666 of proceeds to the Company. During the nine-month period ended February 28, 2005, options to purchase 474,166 shares of common stock at an exercise price of $0.91 - $3.96 were cancelled.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                Nine Months Ended                            Three Months
                                                                                                  Ended
                                        -----------------------------------        ----------------------------------
                                          February 28,        February 29,          February 28,        February 29,
                                              2005                2004                  2005                2004
                                        ---------------     ---------------        --------------     ---------------
Net loss, as reported                    $(4,561,002)        $(2,663,577)           $(2,026,849)         $(310,041)
     Deduct: Total stock-based
       employee compensation expense
       determined under fair                (888,075)         (1,080,817)              (234,549)          (402,237)
       value-based method for all
       awards
                                        ---------------     ---------------        --------------     ---------------
Pro forma net loss                       $(5,449,077)        $(3,744,394)           $(2,261,398)         $(712,278)
                                        ===============     ===============        ==============     ===============

Loss per share:
    Basic - as reported                      $(0.08)             $(0.05)                $(0.03)            $(0.01)
                                        ===============     ===============        ==============     ===============
    Diluted - as reported                    $(0.08)             $(0.05)                $(0.03)            $(0.01)
                                        ===============     ===============        ==============     ===============
    Basic - pro forma                        $(0.09)             $(0.06)                $(0.04)            $(0.01)
                                        ===============     ===============        ==============     ===============
    Diluted - pro forma                      $(0.09)             $(0.06)                $(0.04)            $(0.01)
                                        ===============     ===============        ==============     ===============

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

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

     The fair value of the Company's stock-based awards was estimated assuming the following weighted- average assumptions for the nine months ended February 28, 2005:





                 Expected life (years)                  5
                 Expected volatility                  82%
                 Risk-free interest rate              4.4%
                 Expected dividend yield              0.0%



NOTE D - EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For the nine-month and three-month periods ended February 28, 2005 options and warrants to purchase 6,832,253 of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive. Similarly, for the nine-month and three-month periods ended February 29, 2004, options and warrants to purchase 6,745,086 were excluded from the computation of diluted earnings per share due to their antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                          Nine Months Ended                   Three Months Ended
                                                    ------------------------------      -------------------------------
                                                    February 28,     February 29,       February 28,      February 29,
                                                        2005             2004               2005              2004
                                                    -------------    -------------      -------------     -------------
Numerator:
   Basic and diluted net loss                        $(4,561,002)     $(2,663,577)       $(2,026,849)        $(310,041)
Denominator:
   Basic - weighted average common shares             58,545,850       57,847,004         58,552,688        57,886,701
     Stock options                                            --               --                 --                --
     Warrants                                                 --               --                 --                --
                                                    -------------    -------------      -------------     -------------
   Diluted - weighted average common shares           58,545,850       57,847,004         58,552,688        57,886,701
                                                    =============    =============      =============     =============


Basic and diluted loss per common share                  $(0.08)          $(0.05)            $(0.03)           $(0.01)
                                                    =============    =============      =============     =============

NOTE E - INVENTORIES

         Inventories consist of the following:

                                                                       February 28,           May 31,
                                                                           2005                 2004
                                                                     -----------------    -----------------

   Raw materials                                                          $1,133,485             $928,269
   Work in process                                                         1,291,609              455,731
   Finished goods                                                          1,187,988              989,748
                                                                     -----------------    -----------------
                                                                          $3,613,082           $2,373,748
                                                                     =================    =================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

     At February 28, 2005 and May 31, 2004, the Company has recorded reserves for obsolete inventory of $472,000 and $399,000, respectively.

NOTE F - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                       February 28,           May 31,
                                                                           2005                 2004
                                                                     -----------------    -----------------
 Facility loans (a)                                                          $983,257           $1,022,933
 Term loans (b)                                                               146,996              206,382
                                                                     -----------------    -----------------
                                                                            1,130,253            1,229,315
Less current portion                                                         (145,164)            (136,478)
                                                                     -----------------    -----------------
                                                                             $985,089           $1,092,837
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

NOTE G - DEFERRED REVENUES

     The Company records revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company began to defer revenue related to EECP system sales for the fair value of in-service and training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year. The changes in the Company's deferred revenues are as follows:

                                                          Nine Months Ended                   Three Months Ended
                                                    ------------------------------       ------------------------------
                                                    February 28,     February 29,        February 28,     February 29,
                                                        2005             2004                2005             2004
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,846,451       $1,709,551          $2,773,618       $2,284,166
ADDITIONS
     Deferred extended service contracts               1,473,022        1,392,588             428,658          446,650
     Deferred in-service and training                    147,500          215,000              30,000          117,500
     Deferred warranty obligations                       630,000          650,000             132,500          357,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts              (1,395,461)      (1,066,682)           (512,015)        (399,109)
     Deferred in-service and training                   (230,000)        (157,500)            (60,000)        (102,500)
     Deferred warranty obligations                      (947,917)        (183,333)           (269,166)        (144,583)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      2,523,595        2,559,624           2,523,595        2,559,624
     Less: current portion                            (1,646,918)      (1,601,037)         (1,646,918)      (1,601,037)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $876,677         $958,587            $876,677         $958,587
                                                    =============    =============       =============    =============

NOTE H - WARRANTY COSTS

     Equipment sold is generally covered by a warranty period of one year. Effective September 1, 2003, the Company adopted the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

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

     The changes in the Company's product warranty liability are as follows:

                                                          Nine Months Ended                  Three Months Ended
                                                   -------------------------------      ------------------------------
                                                   February 28,      February 29,       February 28,     February 29,
                                                       2005              2004               2005             2004
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the             $244,917          $788,000           $154,583         $501,000
   period
     Expense for new warranties issued                        -           164,000                  -                -
     Warranty amortization                             (122,084)         (602,000)           (31,750)        (151,000)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                     122,833           350,000            122,833          350,000
     Less: Current portion                             (105,583)         (241,000)          (105,583)        (241,000)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period           $17,250          $109,000            $17,250         $109,000
                                                   =============     =============      =============    =============

NOTE I - INCOME TAXES

     During the  nine-months  ended  February 28, 2005 and February 29, 2004, we
recorded  a  provision   for  state   income   taxes  of  $29,661  and  $30,000,
respectively.

     As of February 28, 2005, the Company had recorded deferred tax assets of $14,582,000 net of a $3,444,520 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are lower than projected. Ultimate realization of the deferred tax assets is dependent upon material improvements over present levels of consolidated pre-tax losses in order for us to generate sufficient taxable income prior to the expiration of the tax loss carryforwards. Management believes that the Company is positioned for long-term growth despite the financial results achieved through February 28, 2005, and that based upon the weight of available evidence, that it is "more likely than not" that the net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. The Company's estimates are largely dependent upon achieving considerable growth in revenue and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which Management believes will enable the Company to reverse the current trend of increasing losses and generate pre-tax income in excess of over $42 million over the next seven years in order to fully utilize all of the deferred tax assets. Such future estimates of future taxable income are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Certain critical assumptions associated with the Company's estimates include:

     -- that the results from the PEECH clinical trial, as disclosed in Note K "SUBSEQUENT EVENT", as well as other cllinical evidence are sufficiently positive for the PEECH clinical trial to be published in a peer review journal and enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication and enable the Company to achieve material growth in revenue and profits;

     -- that the EECP therapy will be accepted by the medical community as an adjunctive therapy for the treatment of patients suffering from congestive heart failure; and

     -- that we will be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

     Additional   uncertainties  that  could  cause  actual  results  to  differ materially are the following:
     -- the effect of the dramatic changes taking place in the healthcare environment;

     --   the impact of competitive procedures and products and their pricing;

     --   other medical insurance reimbursement policies;

     -- there can be no assurance that we will be able to raise additional capital necessary to implement our business plan;

     --   unexpected manufacturing problems;

     -- unforeseen difficulties and delays in the conduct of clinical trials, peer review publications and other product development programs;

     -- the actions of regulatory authorities and third-party payers in the United States and overseas;

     -- uncertainties about the acceptance of a novel therapeutic modality by the medical community;

     --   the recent history of declining revenues and profits; and

     -- the risk factors reported from time to time in the Company's SEC reports.

     Factors considered by Management in making its assumptions and included in the long-term business plan are the following:
     --   FDA clearance to market EECP therapy in congestive heart failure;

     -- independent market research indicates that the patient population potentially eligible for EECP therapy in congestive heart failure market is larger than the current refractory angina patient population and when the two patient populations are combined the total market opportunity for EECP therapy will be more than double;

     -- many physician practices have told Management that they do not have a sufficient number of patients to economically justify adoption of the procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patients should improve the economic model for the physician practice;

     -- positive clinical evidence from the PEECH clinical trial that was recently concluded as disclosed in Note K "SUBSEQUENT EVENT", plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators.

     -- the PEECH clinical trial was completed this fiscal year as planned and the summary results of the trial were disclosed in March 2005;

     -- the Company intends to have the results of the PEECH trial published in a peer review journal, which is an important step necessary to support an application to CMS to expand reimbursement coverage of EECP therapy to include CHF patients;

     -- the Company sustained a period of profitability in fiscal years 2000, 2001 and 2002 with profits before income taxes of $1,290,916, $5,237,242 and $4,240,106, respectively; and

     -- management continues to believe that the Company will be able to raise sufficient funds to enable it to execute its business plan.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2005

     While Management believes that they will be able to execute the Company's business plan over the longer term and the Company will be able to utilize its tax loss carryforwards, the exact timing of its return to profitability is uncertain, subject to significant management judgments and estimates and dependent on a variety of external factors including: market conditions at that time, the reception of the EECP therapy by the medical professionals and payers and the timing of a Medicare reimbursement decision. It is possible that significant tax loss carryforwards from fiscal years 2005, 2006 and 2007 may expire before the Company is able to use them. As a result of these uncertainties, beginning in fiscal 2004, the Company began to provide a valuation reserve for all additional tax loss carryforwards that were generated by current operating losses. Management reviews this policy on a quarterly basis and believes that the above valuation reserve is appropriate under the current circumstances.

     The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or if the accounting standards are changed to reflect a more stringent standard for evaluation of deferred tax assets.

     The recorded deferred tax asset includes an increase to the valuation allowance of $1,536,520 during the nine-months ended February 28, 2005.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at February 28, 2005 are summarized as follows:


     Twelve month period ended February 28,                    Amount
------------------------------------------------------     --------------
                2006                                           $78,125


NOTE K - SUBSEQUENT EVENT

     On March 8, 2005, results of the Prospective Evaluation of EECP(R) in Congestive Heart Failure ("PEECH") trial were presented by Dr. Arthur M. Feldman, MD, PhD, Principal Investigator, in a Late Breaking Clinical Trials session of the American College of Cardiology ("ACC") Annual Scientific Session. Simultaneously, the Company announced the positive results of the trial to the public in a Press Release. The PEECH trial evaluated the efficacy of EECP therapy for the treatment of congestive heart failure ("CHF").

     In designing the PEECH trial, success was demonstrated if the difference between EECP therapy combined with optimal medical therapy compared to optimal medical therapy alone achieved a p-value less than 0.025 in at least one of two pre-defined co-primary endpoints:

     1. percentage of subjects with greater than or equal to 60 seconds improvement in exercise duration from baseline to six months, or

     2. percentage of subjects with at least 1.25 ml/min/kg increase in peak oxygen consumption from baseline to six months.

     Additional secondary endpoints were changes in exercise duration and peak oxygen consumption, changes in New York Heart Association ("NYHA") functional classification, changes in quality of life, adverse experiences and pre-defined clinical outcomes.

     The study demonstrated that there were improvements in exercise duration for subjects with NYHA Class II and III symptoms of CHF who were given EECP therapy as an adjunctive therapy. Among those treated with EECP 35.4% achieved an exercise duration increase equal to or more than 60 seconds, compared with only 25.3% in the control group (p = 0.016). Peak oxygen consumption was not significantly different between the two groups at six months.

     In addition, consistent with the improvement in exercise duration, symptom status, assessed by the NYHA functional class, improved 31% in the EECP group compared to 16% in the control group (p = 0.01) and overall quality of life, as reported on the Minnesota Living with Heart Failure scale, also improved significantly. Furthermore, in exercise duration after six months the average was an increase in 25 seconds for the subjects who underwent EECP therapy, compared with a 10 second decline for patients without the EECP therapy (p = 0.01). Peak oxygen consumption was not significantly different between the two groups at six months. Additionally, EECP therapy was deemed safe and well tolerated in this group of patients. The study concluded that the results suggest EECP provides adjunctive therapy in patients with NYHA Class II-III heart failure receiving optimal pharmacological therapy.

                       Vasomedical, Inc. and Subsidiaries

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

General Overview

     Vasomedical, Inc. (the "Company"), incorporated in Delaware in July 1987, is primarily engaged in designing, manufacturing, marketing and supporting EECP(R) external counterpulsation systems based on our proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), cardiogenic shock, acute myocardial infarction (i.e., heart attack) and congestive heart failure ("CHF"). EECP therapy is currently marketed for chronic stable angina. We are also actively engaged in research to determine the potential benefits of EECP therapy in the management of CHF. EECP is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. We provide hospitals, clinics and private practices with EECP equipment, treatment guidance, and a staff training and maintenance program designed to provide improved patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     Medicare and numerous other commercial third-party payers currently reimburse for EECP therapy in the treatment of refractory angina. The Medicare reimbursement rate in the continental United States for a full course of 35 one-hour treatments ranges from $3,955 to $7,216. Although Medicare has not modified its national coverage policy for EECP therapy to specifically include CHF patients, we believe, based upon data published from the International EECP Patient Registry ("IEPR"), that there exists a significant subset of patients with CHF that also have disabling angina that qualify for Medicare reimbursement under its present coverage policy. However reimbursement for CHF as a primary indication is not covered under national coverage policy.

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

recognize revenue from the sale of our EECP systems in the period in which we deliver the system to the customer. Revenue from the sale of our EECP systems to international markets is recognized upon shipment, during the period in which we deliver the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers. Returns are accepted prior to the in-service and training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems. In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectibility is uncertain.

     In most cases, revenue from direct EECP system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that our multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, in-service support consisting of equipment set-up and training provided at the customers facilities and warranty service for system sales generally covered by a warranty period of one year. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the EECP system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for EECP system sales;

     i) when delivery and acceptance occurs based on delivery and acceptance documentation received from independent shipping companies or customers,
     ii) for in-service and training following documented completion of the training, and
     iii) for warranty service ratably over the service period, which is generally one year. In-service and training generally occurs within three weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed.

     We recognized deferred revenues of $230,000 and $60,000 related to in-service training and $947,917 and $269,166 related to warranty service during the nine-month and three-month periods ended February 28, 2005, respectively. In addition, following the adoption of the provisions of EITF 00-21 beginning September 1, 2003 we began to defer revenue that had previously been recorded at the time of sale. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. During the nine-month and three-month periods ended February 28, 2005, we deferred $147,500 and $30,000 related to in-service training and $630,000 and $132,500 related to warranty service, respectively. The amount related to in-service training is recognized as revenue at the time the in-service training is completed and the amount related to warranty service is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service training and warranty service, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     We also recognize revenue generated from servicing EECP systems that are no longer covered by a warranty agreement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues recognized related to extended warranty agreements that have been invoiced to customers prior to the performance of these services, were $1,395,461 and $1,066,682 for the nine-month periods ended February 28, 2005 and February 29, 2004, respectively, and $512,015 and $399,109 for the three-month periods ended February 28, 2005 and February 29, 2004, respectively. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at February 28, 2005.

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

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 effective September 1, 2003, we began to defer revenue related to EECP system sales for the fair value of in-service and training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

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

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


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

Results of Operations

Three Months Ended February 28, 2005 and February 29, 2004

     Net revenues from sales, leases and service of our external counterpulsation systems ("EECP" systems) for the three-month periods ended February 28, 2005 and February 29, 2004, were $2,964,328 and $5,949,910, respectively, which represented a decline of $2,985,582 or 50%. We reported a net loss of $2,026,849 compared to a net loss of $310,041 for the three-month periods ended February 28, 2005 and February 29, 2004, respectively. Our net loss per common share was $0.03 for the three-month period ended February 28, 2005 compared to a net loss of $0.01 for the three-month period February 29, 2004.

Revenues

     Revenues from equipment sales declined approximately 59% to $2,131,567 for the three-month period ended February 28, 2005 as compared to $5,185,388 for the same period for the prior year. The decline in equipment sales is due primarily to a 63% decline in domestic units shipped and a 10% decline in the average sales prices of new EECP systems sold in the domestic market.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. We anticipate that demand for EECP systems will remain soft until an expansion of the current Centers for Medicare and Medicaid Services ("CMS") national reimbursement policy for use of EECP therapy to treat congestive heart failure patients is obtained. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the EECP system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to recently vacant and/or unproductive territories, and recently completed the restructuring of a major independent distributor territory to direct sales.

     Our revenue from the sale of EECP systems to international distributors in the third quarter of fiscal 2005 decreased approximately 49% to $145,000 compared to $286,500 in same period of the prior year reflecting decreased volume.

     The above decline in revenue from equipment sales was partially offset by a 9% increase in revenue from equipment rental and services for the three month period ended February 28, 2005, from the same three-month period in the prior year. Revenue from equipment rental and services represented 28% of total revenue in the third quarter of fiscal 2005 compared to 13% in the third quarter of fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of $126,960, or approximately 20%, in service related revenue from $640,690 to $767,650 for the three-month periods ended February 29, 2004 and February 28, 2005, respectively. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue decreased approximately 53% from $107,915 for the three-month period ended February 29, 2004 to $50,379 for the three-month period ended February 28, 2005, reflecting the deferral of $37,098 in rental revenue due to use of the installment method of revenue recognition for one customer.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


Gross Profit

     Gross profit declined to $1,799,746 or 61% of revenues for the three-month period ended February 28, 2005, compared to $4,016,735 or 68% of revenues for the three-month period ended February 29, 2004. Gross profit margin as a percentage of revenue for the three-month period ended February 28, 2005 decreased due to the lower margins from the sales of EECP systems due to reduction in average selling prices, a lower mix of used systems and higher production costs and reflecting reduced production quantities. Many of our used EECP systems carried reduced book values since they were partially amortized and as a result generated above average gross profit margins. We have limited quantities of the lower cost systems and do not anticipate a significant volume of used equipment will be sold in the future. Rental and service related margins declined slightly due to the deferral of rental revenue due to collectibility risks associated with our largest rental customer. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended February 28, 2005 and February 29, 2004 were $2,947,978 or 99% of revenues and $3,083,407 or 52% of revenues, respectively reflecting a decrease of $135,429 or approximately 4%. The decrease in SG&A expenditures in the third quarter of fiscal 2005 compared to fiscal 2004 resulted primarily from lower sales commissions of $307,893 associated with decreased sales revenue and lower administrative consulting of $76,425. Partially offsetting the above were increases in marketing consulting and trade show related costs $ $93,678 and $175,889, respectively.

Research and Development

     Research and development ("R&D") expenses of $863,476 or 29% of revenues for the three months ended February 28, 2005, decreased by $180,119 or 17%, from the prior three months ended February 29, 2004, of $1,043,595 or 18% of revenues. The decrease reflects lower spending related to the Prospective Evaluation of EECP in Congestive Heart Failure ("PEECH(TM)") clinical trial and lower new product development costs. The patient treatment phase of the PEECH study was completed in March 2004; as a result, we have incurred lower levels of spending related to subject study activity and study management aspects of the trial. As described more fully below, we disclosed the initial results of the PEECH trial in March 2005 and expect to submit an application to the Centers for Medicare and Medicaid Services ("CMS") for a coverage decision leading to reimbursement for use of EECP therapy in treatment of CHF. Based on the above timetable we anticipate a coverage decision by CMS in early 2006.

     On March 8, 2005,  results of the PEECH trial were  presented by Dr. Arthur
M. Feldman, MD, PhD, Principal Investigator, in a Late Breaking Clinical Trials session of the American College of Cardiology ("ACC") Annual Scientific Session. Simultaneously, the Company announced the positive results of the trial to the public in a Press Release. The PEECH trial evaluated the efficacy of EECP therapy for the treatment of congestive heart failure ("CHF").

     In designing the PEECH trial, success was demonstrated if the difference between EECP therapy combined with optimal medical therapy compared to optimal medical therapy alone achieved a p-value less than 0.025 in at least one of two pre-defined co-primary endpoints:

     1. percentage of subjects with greater than or equal to 60 seconds improvement in exercise duration from baseline to six months, or

     2. percentage of subjects with at least 1.25 ml/min/kg increase in peak oxygen consumption from baseline to six months.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


     Additional secondary endpoints were changes in exercise duration and peak oxygen consumption, changes in New York Heart Association ("NYHA") functional classification, changes in quality of life, adverse experiences and pre-defined clinical outcomes.

     The study demonstrated that there were improvements in exercise duration for subjects with NYHA Class II and III symptoms of CHF who were given EECP therapy as an adjunctive therapy. Among those treated with EECP 35.4% achieved an exercise duration increase equal to or more than 60 seconds, compared with only 25.3% in the control group (p = 0.016). Peak oxygen consumption was not significantly different between the two groups at six months.

     In addition, consistent with the improvement in exercise duration, symptom status, assessed by the NYHA functional class, improved 31% in the EECP group compared to 16% in the control group (p = 0.01) and overall quality of life, as reported on the Minnesota Living with Heart Failure scale, also improved significantly. Furthermore, in exercise duration after six months the average was an increase in 25 seconds for the subjects who underwent EECP therapy, compared with a 10 second decline for patients without the EECP therapy (p = 0.01). Peak oxygen consumption was not significantly different between the two groups at six months. Additionally, EECP therapy was deemed safe and well tolerated in this group of patients. The study concluded that the results suggest EECP provides adjunctive therapy in patients with NYHA Class II-III heart failure receiving optimal pharmacological therapy.

Provision for Doubtful Accounts

     We collected funds from previously reserved accounts, which largely offset new reserve requirements. As a result, we incurred a charge to our provision for doubtful accounts during the three-month period ended February 28, 2005 of $2,200, as compared to $161,500 during the three-month period ended February 29, 2004.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $25,931 in the three-month period ended February 28, 2005, from $35,089 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of our headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the third quarters of fiscal years 2005 and 2004, was $20,968 and $6,815, respectively. The increase in interest and other income from the prior period is attributable to higher yields on invested balances, which offset the effect of lower average cash balances in the current quarter.

Income Tax Expense, Net

     During the three-months ended February 28, 2005 and February 29, 2004, we recorded a provision for state income taxes of $7,978 and $10,000, respectively.

     As of February 28, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,444,520 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are lower than projected. Ultimate realization of the deferred tax assets is dependent upon material improvements over present levels of consolidated pre-tax losses in order for us to generate sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the financial results achieved during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth in revenue

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which we believe to enable us to reverse the current trend of increasing losses and generate pre tax income in excess of $42 million over the next seven years in order to fully utilize all of the deferred tax assets. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:
     -- that the results from the PEECH clinical trial, as disclosed in the above "Research and Development" section, as well as other clinical evidence are sufficiently positive for the PEECH clinical trial to be published in a peer review journal and enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;

     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication and enable us to achieve material growth in revenue and profits;

     -- that the EECP therapy will be accepted by the medical community as an adjunctive therapy for the treatment of patients suffering form congestive heart failure; and

     -- that we will be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

     Additional   uncertainties  that  could  cause  actual  results  to  differ materially are the following:
     -- the effect of the dramatic changes taking place in the healthcare environment;

     --   the impact of competitive procedures and products and their pricing;

     --   other medical insurance reimbursement policies;

     -- there can be no assurance that we will be able to raise additional capital necessary to implement our business plan;

     --   unexpected manufacturing problems;

     -- unforeseen difficulties and delays in the conduct of clinical trials, peer review publications and other product development programs;

     -- the actions of regulatory authorities and third-party payers in the United States and overseas;

     -- uncertainties about the acceptance of a novel therapeutic modality by the medical community;

     --   our recent financial history of declining revenues and losses; and

     --   the risk factors reported from time to time in our SEC reports.

     Factors considered by us in making our assumptions and included in our long-term business plan are the following:
     -- we currently have FDA clearance to market EECP therapy in congestive heart failure;

     -- independent market research indicates that the patient population potentially eligible for EECP therapy in congestive heart failure market is larger than the current refractory angina patient population and when the two patient populations are combined the total market opportunity for EECP therapy will be more than double;

     -- many physician practices have told us that they do not have a sufficient number of patients to economically justify adoption of the procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patents should improve the economic model for the physician practice;

     -- we have positive clinical evidence from the PEECH clinical trial that was recently concluded as disclosed in the above "Research and Development" section, plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators;

     -- we completed the PEECH clinical trial this fiscal year as planned and disclosed the summary results of the trial in March 2005;

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


     -- we intend to have the results of the PEECH trial published in a peer review journal, which is an important step necessary to support an application to CMS to expand reimbursement coverage of EECP therapy to include CHF patients;

     -- we sustained a period of profitability in fiscal years 2000, 2001 and 2002 with profits before income taxes of $1,290,916, $5,237,242 and $4,240,106, respectively; and

     -- we continue to believe that we will be able to raise sufficient funds to enable us to execute our business plan.

     While we believe that we will be able to execute our business plan over the longer term and we will be able to utilize our tax loss carryforwards, the exact timing of our return to profitability is uncertain, subject to significant management judgments and estimates and dependent on a variety of external factors including: market conditions at that time, the reception of the EECP therapy by the medical professionals and payers and the timing of a Medicare reimbursement decision. It is possible that significant tax loss carryforwards from fiscal years 2005, 2006 and 2007 may expire before we are able to use them. As a result of these uncertainties, beginning in fiscal 2004, we began to provide a valuation reserve for all additional tax loss carryforwards that were generated by current operating losses. We review this policy on a quarterly basis and believe that the above valuation reserve is appropriate under the current circumstances.

     The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced or if the accounting standards are changed to reflect a more stringent standard for evaluation of deferred tax assets.

     The recorded deferred tax asset includes an increase to the valuation allowance during the three months ended February 28, 2005 of $682,351.

Nine Months Ended February 28, 2005 and February 29, 2004

     Net revenues from sales, leases and service of our external counterpulsation systems ("EECP" systems) for the nine-month periods ended February 28, 2005 and February 29, 2004, were $11,247,419 and $16,279,571, respectively, which represented a decline of $5,032,152 or 31%. We reported a net loss of $4,561,002 compared to $2,663,577 for the nine-month periods ended February 28, 2005 and February 29, 2004, respectively. Our net loss per common share was $0.08 for the nine-month period ended February 28, 2005, compared to a net loss of $0.05 for the nine-month period February 29, 2004.

Revenues

     Revenues from equipment sales declined approximately 39% to $8,629,026 for the nine-month period ended February 28, 2005 as compared to $14,147,248 for the same period for the prior year. The decline in equipment sales is due primarily to a 34% decline in domestic units shipped, a 13% decline in the average sales prices of new EECP systems sold in the domestic market, and an unfavorable product mix reflecting a higher portion of used versus new equipment sales. Used systems earned a lower average selling price compared to new systems, and experienced a 29% decrease in average selling price when compared to used systems sold in the domestic market in the first three quarters of fiscal 2004.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. We anticipate that demand for EECP systems will remain soft until an expansion of the current CMS national reimbursement policy for use of EECP therapy to treat congestive heart failure patients is obtained. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the EECP system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. In addition, we sold an unusually high percentage of used equipment, which reflected the availability of used EECP systems that had been recovered from a former customer, as well as EECP systems that had been used to treat patients in the PEECH clinical trial but were no longer required

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


since the treatment portion of the trial has been completed. These used systems were sold at average sales prices significantly below our new systems. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to recently vacant and/or unproductive territories, and recently completed the restructuring of a major independent distributor territory to direct sales.

     Our revenue from the sale of EECP systems to international distributors for the nine-month period ended February 28, 2005 decreased approximately 4% to $607,995 compared to $636,600 in same period of the prior year reflecting decreased volume of new systems, partially offset by improved average selling prices.

     The above decline in revenue from equipment sales was partially offset by a 23% increase in revenue from equipment rental and services for the nine month period ended February 28, 2005, from the same nine-month period in the prior year. Revenue from equipment rental and services represented 23% of total revenue in the first three quarters of fiscal 2005 compared to 13% in the first three quarters of fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 35% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 26% following the termination of several short-term rental agreements partially offsetting the above.

Gross Profit

     Gross profit declined to $7,247,170 or 64% of revenues for the nine-month period ended February 28, 2005, compared to $10,714,473 or 66% of revenues for the nine-month period ended February 29, 2004. Gross profit margin as a percentage of revenue for the nine-month period ended February 28, 2005, declined compared to the same period of the prior fiscal year due to reduced margins from EECP equipment sales reflecting the negative impact resulting from the reduction in average selling prices. The gross profit for rentals and services improved both in absolute amount and as a percentage of revenue reflecting increased service resulting from accessory and service contract revenue increases exceeding associated cost increases. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the nine-months ended February 28, 2005 and February 29, 2004 were $9,088,858 or 81% of revenues and $9,217,836 or 57% of revenues, respectively reflecting a decrease of $128,978 or 1%. The decrease in SG&A expenditures in the first three quarters of fiscal 2005 compared to fiscal 2004 resulted primarily from a $445,151 decrease in administrative consulting and severance fees, $93,637 lower promotional allowances, and $67,098 lower advertising costs, partially offset by $256,670 higher market research fees and $245,272 higher trade show costs.

Research and Development

     Research and development ("R&D") expenses of $2,521,321 or 22% of revenues for the nine months ended February 28, 2005, decreased by $475,649 or 16%, from the prior nine months ended February 29, 2004, of $2,996,970 or 18% of revenues. The decrease reflects lower spending related to the PEECH clinical trial, partially offset by increased expenditures for developing the new Lumenair(TM) EECP(R) Therapy System.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


Provision for Doubtful Accounts

     During the nine-month period ended February 28, 2005, we charged $135,156 to our provision for doubtful accounts as compared to $1,147,011 during the nine-month period ended February 29, 2004. The decrease was due primarily to a $680,000 provision made in the prior fiscal period associated with the write-off of all funds due from a major customer that ceased operations in December 2003.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $84,971 in the nine-month period ended February 28, 2005, from $101,335 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of our headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the first three quarters of 2005 and 2004, was $51,795 and $115,102, respectively. The decrease in interest and other income from the prior period is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2004 and lower miscellaneous customer payments, partially offset by higher interest income due to improved yields.

Income Tax Expense, Net

     During the  nine-months  ended  February 28, 2005 and February 29, 2004, we
recorded  a  provision   for  state   income   taxes  of  $29,661  and  $30,000,
respectively.

     As of February 28, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,444,520 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the financial results achieved during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth resulting from the successful commercialization of EECP therapy into the congestive heart failure indication. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. (See "Income Tax Expense, Net" in the "Three Months Ended February 28, 2005 and February 29, 2004" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operation").

     The recorded deferred tax asset and increase to the valuation allowance during the nine months ended February 28, 2005 was $1,536,520.

Liquidity and Capital Resources

     We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least July 2005. Although we have incurred significant losses during the last three fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication, which depends in part upon the acceptance of the results of the PEECH clinical trial by the medical community as being sufficient to promote the adoption of the therapy in CHF. Our long-term ability to achieve profitable operations is further dependent on successfully completing additional debt or equity financing to provide marketing funds necessary to launch EECP therapy in the congestive heart failure market and to bridge the period between completion of the PEECH clinical trial and a congestive heart failure national reimbursement coverage decision by CMS. While we are currently seeking to raise such capital through public or private equity or debt financings, there is no

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


assurance we will be successful in these efforts. Future capital funding, if available, may result in dilution to current shareholders.

     We have financed our operations in fiscal 2005 and 2004 primarily from working capital and operating results. At February 28, 2005, we had a cash and cash equivalents balance of $1,228,727 and working capital of $4,977,695 as compared to a cash and cash equivalents balance of $6,365,049 and working capital of $9,771,870 at May 31, 2004. Our cash balances decreased $5,136,322 in the nine-month period compared to May 31, 2004, primarily due to $3,406,972 used in operating activities and $1,760,954 used in investing activities.

     The decrease in cash provided by our operating activities during the first three quarters of fiscal year 2005 resulted primarily from the net loss of $4,561,002 less adjustments to reconcile net loss to net cash used in operating activities of $1,154,030. Changes in our operating assets and liabilities provided cash of $470,656. The changes in the asset components primarily reflect an increase in inventory of $1,372,541 plus higher other current assets of $164,123, primarily prepaid insurance premiums offset by a $3,754,183 reduction in accounts receivable due to the decreased revenue. The changes in our operating liability components reflect a reduction in accounts payable and accrued liabilities of $1,296,234 and other liabilities totaling $400,099. Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs of $683,374 partially offset the above.

     Net accounts receivable were 14% of revenues for the nine-month period ended February 28, 2005, compared to 34% at the end of the nine-month period ended February 29, 2004, and accounts receivable turnover improved to 5.4 times as of February 28, 2005, as compared to 3.6 times as of February 29, 2004. Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. If in our judgment the degree of collectibility is uncertain at the time of shipment, we use the installment sales method and record revenue based on cash receipt. During the first three quarters of fiscal 2005 and 2004, approximately 2% and 3%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days, we offered no sales- type leases and 6% and 0% of revenues reflect cash receipts from installment sales. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used net cash of $1,760,954 during the nine-month period ended February 28, 2005. The principal use of cash was for the purchase of short-term certificates of deposit and treasury bills totaling $1,583,614 to improve the yield on our unused cash balances. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months. Additionally, we used $177,340 in cash primarily for the purchase of equipment to be used in the manufacture of our EECP systems.

     Our financing activities provided net cash of $31,604 during the nine-month period ended February 28, 2005, reflecting $130,666 received from the exercise of stock options less payments on our outstanding notes and loans totaling $99,062.

     We cancelled our line of credit in August 2004 and do not currently have an available line of credit.

                       Vasomedical, Inc. and Subsidiaries

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED



     The following table presents our expected cash requirements for contractual obligations outstanding as of February 28, 2005.


                                                                     Due as of       Due as of
                                                       Due as of    2/28/07 and     2/28/09 and          Due
                                      Total             2/28/06       2/29/08         2/28/10         Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,130,253        $145,164         $182,968        $143,622        $658,499
Operating Leases                          99,835          74,918           24,917              --              --
Litigation Settlement                    233,750         133,000          100,750              --              --
Employment Agreements                     78,125          78,125               --              --              --
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                $1,541,963        $431,207         $308,635        $143,622        $658,499
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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2005, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended February 28, 2005 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      Vasomedical, Inc. and Subisidiaries


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

        None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

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

32   Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     The Registrant filed a Report on Form 8-K dated January 13, 2005 to report an event under Items 2.02 and 9.01.

     The Registrant filed a Report on Form 8-K dated January 26, 2005 to report an event under Item 8.01.

                       Vasomedical, Inc. and Subsidiaries

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VASOMEDICAL, INC.

                               By:  /s/ Thomas Glover
                                    Thomas Glover
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                                    /s/ Thomas W. Fry
                                    Thomas W. Fry
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

Date:  April 14, 2005