Form 10-K
period 2005-05-31
VASOMEDICAL INC
filed 2005-08-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                     For the fiscal year ended May 31, 2005

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of $0.94 as of November 30, 2004 was approximately $ 52,074,000. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At August 16, 2005, the number of shares outstanding of the issuer's common stock was 58,752,688.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - (Items 10, 11, 12, 13 and 14) Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                      [THIS PAGE LEFT INTENTIONALLY BLANK}

                               INDEX TO FORM 10-K


                                                                        Page
                                                                        ----
                                     PART I

Item 1. Business                                                           1
        Risk Factors                                                      15
Item 2. Properties                                                        20
Item 3. Legal Proceedings                                                 20
Item 4. Submission of Matters to a Vote of Security Holders               20

                                    PART II

Item 5. Market for Registrant's Common Equity, Related
        Stockholder Matters, and Issuer Purchases of Equity Securities    21
Item 6. Selected Financial Data                                           22
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               23
Item 7A.Quantitative and Qualitative Disclosures about Market Risk        35
Item 8. Financial Statements and Supplementary Data                       35
Item 9. Changes in and Disagreements with Accountants and
        Accounting and Financial Disclosure                               35
Item 9A.Controls and Procedures                                           35

                                    PART III

Item 10.Directors and Executive Officers of the Registrant                36
Item 11.Executive Compensation                                            36
Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                                    36
Item 13.Certain Relationships and Related Transactions                    36
Item 14.Principal Accountant Fees and Services                            36

                                    PART IV

Item 15.Exhibits and Financial Statement Schedules                        37

Signatures                                                                39

                                     PART I

ITEM 1 - BUSINESS

     Except for historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties. When used herein, words such as "anticipates", "believes", "estimates", "expects", "feels", "plans", "projects" and "intends" and similar expressions, as they relate to us, identify forward-looking statements In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements are based on our beliefs, as well as assumptions made by and information currently available to us. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in our SEC reports. We undertake no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. We provide hospitals, clinics and physician private practices with EECP equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

 Market Overview

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 1.4 million lives in the United States in 2002 and was responsible for 1 of every 2.6 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2005 Update (2005 Update). Approximately 70.1 million Americans suffer from some form of cardiovascular disease. Among these, 13.0 million have coronary heart disease (CHD).

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of stable angina and congestive heart failure indications. Within the stable angina and CHF indications, Medicare and other third-party payers currently reimburse for stable angina patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. CHF patients are also reimbursed under the same criteria, provided their primary symptoms are angina.

     We are also actively engaged in research to establish the potential benefits of EECP therapy in the management of CHF and recently sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), provided additional clinical data in order to support an application for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal before the end of the calendar year. In June 2005, we submitted an application to the Centers for Medicare and Medicaid Services (CMS) for expanded coverage of EECP therapy to include CHF as a primary indication, plus expanded coverage for patients with angina.

Angina

     Angina pectoris is the medical term for a recurring pain or discomfort in the chest due to coronary heart disease. Angina is a symptom of a condition called myocardial ischemia, which occurs when the heart muscle or myocardium doesn't receive as much blood, hence as much oxygen, as it needs. This usually happens because one or more of the heart's arteries, the blood vessels that supply blood to the heart muscle, is narrow or blocked. Insufficient blood supply is called ischemia.

     Typical angina is uncomfortable pressure, fullness, squeezing or pain usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm. Episodes of angina occur when the heart's need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common trigger for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

     There are approximately 6.4 million angina patients in the United States and our EECP therapy currently competes with other technologies in the market for approximately 150,000 angina patients annually who are considered refractory to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP therapy. Most angina patients are treated with medications, including vasodilators, which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or cease to correct the problem the patients are considered refractory to medical therapy. Invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG) are often employed in both refractory and non-refractory angina patients.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP therapy. We believe that over 65% of the patients that receive EECP therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limits reimbursement for EECP therapy to patients who are refractory to medical and surgical therapy. As a result, an important element of our strategy is to grow the market for EECP therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enabling EECP therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-K for a more detailed discussion of reimbursement issues.

Congestive Heart Failure

     CHF is a condition in which the heart loses its full pumping capacity, causing blood to back up into other organs, especially the lungs and liver. The condition affects both sexes and is most common in people over age 50. Symptoms include shortness of breath, weakness, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat, low blood pressure and enlargement of the liver. Causes range from chronic high blood pressure, heart-valve disease, heart attack, coronary artery disease, heartbeat irregularities, severe lung disease such as emphysema, congenital disease, cardiomyopathy, hyperthyroidism, severe anemia and others.

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

     According to the 2005 Update, in 2002 approximately 2.4 million men and 2.5 million women in the US had CHF and about 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 35.3% from 1992 to 2002. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in- patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. In addition to careful outpatient care and monitoring, the economic burden of congestive heart failure is enormous with an estimated 2005 cost to the health care system in the United States of $27.9 billion. In 1999, $3.6 billion (an average of $5,456 per discharge) was paid to Medicare providers for CHF.

     Given the pressing need to identify new and effective methods to treat CHF, we have been actively focusing our clinical development resources on CHF. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP Patient Registry(TM)(IEPR) at the University of Pittsburgh Graduate School of Public Health currently shows that approximately one-third of angina patients treated also have a history of CHF and have demonstrated positive outcomes from EECP therapy.

     The PEECH trial provided additional clinical evidence to demonstrate the potential benefits of EECP therapy in the management of CHF, and we have included a summary of the results of the PEECH trial in our application to CMS to expand reimbursement coverage to include CHF. The application was accepted by CMS effective June 20, 2005, and CMS announced their proposed decision memo due date is December 20, 2005, with an expected National Coverage Analysis (NCA) completion date of March 20, 2006; however, there can be no assurance that the results of the PEECH trial or other clinical evidence will be sufficient to support expansion of the Medicare national coverage policy for EECP treatment.

The EECP Therapy Systems

     The EECP therapy systems are advanced treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and at the same time reduce the workload of the heart while improving the overall vascular function. The treatment is completely noninvasive and is administered to patients on an outpatient basis usually in daily one-hour sessions, 5 days per week over seven weeks for a total of 35 treatments. The procedure is well tolerated and most patients begin to experience relief of chest pain due to their coronary artery disease after 15 to 20 hours of therapy. Positive effects have been shown in most patients to continue for years following a full course of therapy.

     During EECP therapy, the patient lies on a contoured treatment table while three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, are wrapped around the calves, and the lower and upper thighs, including the buttocks. The system is synchronized to the individual patient's cardiac cycle causing the cuffs to inflate rapidly and sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward to the buttocks during the relaxation phase of each heartbeat (diastole). This has the effect of creating a strong retrograde counter pulse in the arterial system, forcing freshly oxygenated blood towards the heart and coronary arteries at a time when resistance to coronary blood flow is at its lowest level. The counter pulse also simultaneously increases the volume of venous blood return to the heart under increased pressure. Just prior to the next heartbeat when the heart begins to eject blood by contracting (systole), all three cuffs simultaneously deflate, significantly reducing the workload of the heart. This is achieved because the vascular beds in the lower extremities are relatively empty when the cuffs are deflated, significantly lowering the resistance, and provide vascular space to receive the blood ejected by the heart, reducing the amount of work the heart must do to pump oxygenated blood to the rest of the body. The inflation/deflation activity is monitored constantly and coordinated by a computerized console that interprets electrocardiogram signals from the patient's heart, monitors heart rhythm and rate information, and actuates the inflation and deflation in synchronization with the cardiac cycles. The end result of this sequential "squeezing" of the legs is to create a pressure wave that significantly increases peak diastolic pressure, benefiting circulation to the heart muscle and other organs, increases venous return so that the heart has more blood volume to eject out, and increases cardiac output. The release of external pressure produces reduction of systolic pressure, to the general benefit of the vascular system. This reduction of vascular resistance insures that the heart does not have to work as hard to pump large amounts of blood through the body, and that more blood is forced into the coronary arteries which supply energy to the heart muscle or myocardium.

     While the precise means by which EECP therapy achieves its beneficial effects remains unknown, there is evidence to suggest that the EECP therapy triggers a neurohormonal response that induces the production of growth factors and dilates existing blood vessels. This in turn fosters the recruitment of collateral blood vessels, which bypass blocked or narrowed vessels and increase blood flow to restore ischemic areas of the heart muscle that are receiving an inadequate supply of blood. The myocardium itself may also develop new vasculature. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), reducing constriction of blood vessels that supply oxygenated blood to the body's organs and tissues and the required workload of the heart.

Clinical Studies
Early History

     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past forty years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the current EECP systems, such as the computerized electrocardiographic signal for triggering, and the use of pneumatic versus hydraulic actuating media that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal (i.e. intra-aortic balloon pumping) and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed "enhanced" sequentially inflating EECP device that incorporated three sets of cuffs including the buttocks cuff instead of a single cuff used in the previous system. The Chinese investigators were able to show that a 36 hour course of treatment with the EECP system reduced the frequency and severity of anginal symptoms during normal daily functions and also during exercise, and also that the improvements were sustained for years after therapy.

     These results prompted a group of investigators at the State University of New York at Stony Brook (Stony Brook) to undertake a number of open label studies with the EECP system between 1989 and 1996 to reproduce the Chinese results, using both subjective and objective endpoints. These studies, though open label and non-randomized, showed statistical improvement in exercise tolerance by patients as evidenced by exercise treadmill stress testing, improvement in the perfusion of ischemic regions of the heart muscle by thallium radionuclide imaging stress testing, and partial or complete resolution of coronary perfusion defects. All of these results have been reported in the medical literature and support the assertion that EECP therapy is an effective and durable treatment for patients suffering from chronic angina pectoris.

The MUST-EECP Study

     In 1995, we began a randomized, controlled and double-blinded multicenter clinical study (MUST-EECP) at seven leading university hospitals in the United States to confirm the patient benefits observed in the open studies conducted at Stony Brook and to provide definitive scientific evidence of EECP therapy's effectiveness. MUST-EECP was completed in July 1997 and the results presented at the annual meetings of the American Heart Association in November 1997 and the American College of Cardiology in March 1998. The results of MUST-EECP were published in the Journal of the American College of Cardiology (JACC), a major peer-review medical journal, in June 1999.

     This 139 patient study, which included a sham-EECP control group, showed that EECP therapy was a safe and effective treatment option for patients suffering from angina pectoris, including those on maximal medication and for whom invasive revascularization procedures were no longer an option. The results of the MUST-EECP study confirmed the clinical benefits described in earlier open trials, namely a decline in anginal frequency and a decrease in exercise-induced signs of myocardial ischemia between EECP and sham-EECP treated groups, and also showed a post-therapy increase in exercise duration in the EECP group. Data regarding symptom relief collected by the IEPR closely mirror the results seen in the MUST-EECP trial.

     In fiscal 1999, we completed a quality-of-life study with the EECP system in the same institutions and with a subset of the same patients that participated in MUST-EECP. Two highly regarded standardized means of measurement were used to gauge changes in patients' outlook and ability to participate in normal daily living during the treatment phase and for up to 12 months after treatment. Results of this study, which have been presented at major scientific meetings and published in the January 2002 Journal of Investigative Medicine, show that the group of patients receiving EECP therapy enjoyed significantly improved aspects of health-related quality of life compared to those who received a sham treatment.

The PEECH Study

     As part of our program to expand the therapy's indications for use beyond the treatment of angina, we applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP therapy in the treatment of CHF. A 32 patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study concluded that EECP therapy increased functional capacity of the patients, was beneficial to left ventricular function and portends to be a useful adjunct to current medical therapy in heart failure patients.

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients was approved. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), began patient enrollment in

March 2001. The PEECH clinical trial involved nearly thirty centers including: the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Thomas Jefferson University Hospital, the University of North Carolina at Chapel Hill, the Minnesota Heart Failure Consortium, Advocate Christ Hospital, Hull Infirmary (UK), the University of California at San Diego Medical Center, the University of Pittsburgh Medical Center and the Cardiovascular Research Institute. Vasomedical obtained 510(k) clearance for CHF from FDA in June 2002, obviating the need to continue this trial for FDA regulatory reasons. However, we decided to complete the clinical trial in order to use the anticipated clinical outcomes to help establish the clinical validation of EECP therapy as a treatment for CHF and to provide additional scientific support for Medicare, Medicaid and other third-party payers to expand reimbursement coverage of EECP therapy to include the CHF indication.

     The PEECH clinical trial enrollment was completed in February 2004, with 187 patients. The protocol for the study required patient examinations six months following treatment and evaluated changes in exercise capacity, symptom status and quality of life. The six-month follow-up examinations were completed by the end of December 2004.

     On March 8, 2005, the preliminary PEECH clinical trial results were presented by Dr. Arthur M. Feldman, MD, PhD, Principal Investigator, in a Late Breaking Clinical Trials session of the American College of Cardiology ("ACC") Annual Scientific Session. Simultaneously, the Company announced the positive results of the trial to the public in a Press Release.

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

     Additional secondary endpoints were actual changes in exercise duration and peak oxygen consumption, changes in New York Heart Association ("NYHA") functional classification, changes in quality of life, adverse experiences and pre-defined clinical outcomes.

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

     In addition, consistent with the improvement in exercise duration, symptom status, assessed by the NYHA functional class, improved 31% in the EECP group compared to 14% in the control group (p = 0.01) and overall quality of life, as reported on the Minnesota Living with Heart Failure scale, also improved significantly. Furthermore, the average increase in exercise duration at 6 months was an increase of 25 seconds for the subjects who underwent EECP therapy, compared with a 10 second decline for patients without the EECP therapy (p = 0.01). Although a trend favoring EECP therapy was present one week following completion of therapy, peak oxygen consumption was not significantly different between the two groups at six months. Additionally, EECP therapy was deemed safe and well tolerated in this group of patients, as patients in the EECP-treated group did not suffer more adverse events than those in the control group. Also, while the size of the study was not sufficient to assess the effect on mortality, no patients in the EECP-treated group died, while there were two deaths in the control group. The study concluded that the results suggest that EECP therapy provides beneficial adjunctive therapy in patients with NYHA Class II-III heart failure receiving optimal pharmacological therapy. There can be no assurance that the results of the PEECH clinical trial will be sufficient to expand reimbursement coverage or the adoption by the medical community of EECP therapy for use in the treatment of congestive heart failure.

The IEPR Registry

     The International EECP Patient Registry(TM)at the University of Pittsburgh Graduate School of Public Health was established in January 1998 to track the outcomes of angina patients who have undergone EECP therapy. More than one hundred centers have participated in the registry and data from 5,000 patients has been entered. Phase 2 of the IEPR, planned for an additional 2,500 patients, began enrollment in January 2002 and incorporates sub-studies regarding treatment beyond 35 hours, possible predictors of response, effects on certain aspects of peripheral vascular disease and sexual dysfunction in men. In February 2003, data points were added to assess symptom status and clinical events in patients with concomitant heart failure. The IEPR is a vital source of information about the effectiveness of EECP therapy in a real-world environment for the medical community at large. For this reason, we continue to provide an ongoing grant to fund the registry to publicize data that assists clinicians in delivering optimal care to patients. Data from the IEPR show that patients continue to receive dramatic benefit at six, twelve, twenty-four and thirty-six months following completion of their course of EECP therapy. Data on 1,097 patients in the IEPR reported early in 2004 showed 92% of patients remained alive (including 41% free of cardiac events during that period) and sustained reduction in anginal status and nitrate medication use at 2 years following EECP therapy.

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

                                                                         Angina Improvement Post EECP
      Patient Demographics                   Medical History
Mean age         66.8 years       Duration of CAD       10.8 years       > 1 CCSC        82.3%
Age > 65         59.7%            Prior PCI/CABG        85.8%            > 2 CCSC        45.4%
Male gender      75.5%            Prior MI              67.6%
                                  CHF                   31.7%
                                  Diabetes              41.3%

N = number of patients reporting at these points
CCSC = Canadian Cardiovascular Society Classification

Other studies and publications

     A search on the term "external counterpulsation" of the PubMed database available through the National Library of Medicine identified one-hundred-thirty-five (135) citations of articles published in the medical scientific literature since 1990, including 22 review articles. The vast majority of these publications have reported results of patients with chronic stable angina treated with EECP therapy, while others have reported use of the device in other cardiovascular or non-cardiovascular indications. More recently, articles on the use of EECP therapy in patients with chronic heart failure have begun to appear.

     In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating that EECP therapy can provide benefit to appropriate patients in the following ways:

     -- Enhancement of coronary and peripheral circulation, myocardial perfusion, ventricular function and hemodynamics,
     --   Elimination or reduction of cardiac ischemia,
     -- Elimination or reduction in symptoms and improved functional class in angina and heart failure,
     -- Resolution of reversible ischemic defects found on quantitative myocardial perfusion studies,
     -- Increased exercise duration and increased time to ischemic changes during treadmill exercise in angina and increased exercise duration and peak oxygen consumption in heart failure,
     --   Elimination or reduction in use of anti-angina medications,
     --   Improved quality of life parameters in angina and heart failure.

     Moreover, several of the articles examine the potential mechanisms by which EECP therapy causes its effects. In summary, they demonstrate that the therapy can induce cardiac effects such as favorable changes in hemodynamics, levels of circulating neurohormones, endothelial and vascular function, blood supply and tissue perfusion, as well as peripheral effects in the form of "passive exercise" and peripheral conditioning. They also introduce the possibility that the effects of EECP therapy result from a multifactorial process.

Strategic Initiatives

     Our short- and long-term plans are to:

     a)   Increase the domestic reimbursable user base for the EECP therapy by:

          i) expanding reimbursement to include coverage for the treatment of NYHA Class II and III CHF patients with an ejection fraction less than 35% on optimal medical therapy,
          ii) marketing directly to third-party payers to increase third-party reimbursement, and
          iii) expanding reimbursement coverage in the refractory angina market to include patients with CCS Class II angina.

     b)   Increase the clinical and scientific understanding of the EECP therapy by:

          i) completing the analysis of the PEECH clinical trial, publishing the results in a major peer-reviewed medical journal and submitting data to insurers, including Medicare, for favorable coverage policies;
          ii) continuing to support on a limited basis academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and
          iii) providing an ongoing grant to fund the Phase II portion of the International EECP Patient Registry at the University of
               Pittsburgh Graduate School of Public Health to publicize key information relating to patient outcomes.

     c) Increase awareness of the benefits of the EECP therapy in the medical community by:

          i) developing campaigns to market the benefits of EECP therapy directly to clinicians, third- party payers and patients;
          ii) engaging in educational campaigns for providers and medical directors of third-party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP therapy; and
          iii) continuing the development of EECP therapy in certain international markets, principally through the establishment of a distribution network and the seeking of reimbursement approvals.

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

     These listed strategic objectives are forward-looking statements. We review, modify and change our strategic objectives from time to time based upon changing business conditions. There can be no assurance that we will be able to achieve our strategic objectives and even if these results are achieved risks and uncertainties could cause actual results to differ materially from anticipated results. Please see the section of this Form 10-K entitled "Risk Factors" for a description of certain risks among others that may cause our actual results to vary from the forward-looking statements.

Sales and Marketing

Domestic Operations

     We sell EECP therapy systems to treatment providers in the United States through a direct sales force directly to hospitals, clinics and physician private practices. Our sales force is currently comprised of approximately fifteen sales representatives and is supported by a management team consisting of a vice president of sales, two regional sales managers plus in-house administrative support.

     The efforts of our sales organization are further supported by a field-based staff of six clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established. This clinical applications group is also engaged in training and certification of new personnel at each site, as well as for updating providers on new clinical developments relating to EECP therapy.

     Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. These programs are designed to support our field sales organization and increase awareness of EECP therapy in the medical community. Additional marketing activities include creating awareness among third-party payers to the benefits of the EECP treatment for patients suffering from CHF as well as angina.

     We employ six field service technicians responsible for the repair and maintenance of EECP systems and, in some instances, on-site training of a customer's biomedical engineering personnel as required. We provide a service arrangement (usually one year) that includes: service by factory-trained service representatives, material and labor costs, emergency and remedial visits, preventative maintenance, software upgrades, technical phone support and preferred response times. We service our customers after the service arrangement expires either under separately purchased annual service contracts or on a fee-for-service basis.

International Operations

     We distribute our product internationally through a network of independent distributors. It has generally been our policy to appoint distributors exclusive marketing rights to EECP therapy systems in their respective countries, in exchange for their commitment to meet the duties and responsibilities required of a distributor. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must assist us either to obtain an FDA-equivalent marketing clearance, country registration or to establish confirmation clinical trials, conducted by local key opinion leaders in cardiology, required to obtain Ministry of Health approval or certification. Each distributor is responsible for registering the product and obtaining any required regulatory or clinical approvals, supporting local reimbursement efforts for EECP therapy and maintaining an infrastructure to provide post-sales support, including clinical training and product maintenance services.

     To date, revenues from international operations have not been significant (fiscal 2004 revenues were less than 5% of total revenues) however, in fiscal year 2005 international sales revenue exceeded 9% and we anticipate revenues from international operations to increase in future years. Our international marketing activities include, among other things, assisting in obtaining national or third-party healthcare insurance reimbursement approval and participating in medical conferences to create greater awareness and acceptance of EECP therapy by clinicians.

     International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date. In addition, there can be no assurance that we will be successful in maintaining our existing distribution agreements or entering into any additional distribution agreements, or that our international distributors will be successful in marketing EECP therapy.

Competition

     Presently, we are aware of at least three direct competitors with an external counterpulsation device on the market, namely Cardiomedics, Inc., Nicore, Inc. and Living Data Technologies. In addition, at least six other companies have received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially in the marketplace. While we believe that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

     We view other companies engaged in the development of device-related, biotechnology and pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well. These include such common and well established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support
(MCS), transmyocardial laser revascularization (TMR), cardiac recovery systems, total artificial hearts, cardiac resynchronization devices, and nesiritide (Natrecor(R)); as well as newer technologies currently in FDA-approved clinical trials such as spinal cord stimulation (SCS). We are unaware of any other biotech or pharmaceutical technologies that may impact our ability to market and distribute EECP therapy systems in the near term.

     There can be no assurance that other companies will not develop new technologies or enter the market intended for EECP therapy systems. Such other companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by us and may, therefore, succeed in developing technologies or products that are more efficient than those offered by Vasomedical and that would render our technology and existing products obsolete or noncompetitive.

Government Regulations

     We are subject to extensive regulation by numerous government regulatory agencies, including the FDA and similar foreign agencies. Where applicable, we are required to comply with laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

Device Classification

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

     Certain external counterpulsation devices were commercially distributed prior to May 28, 1976. Our external counterpulsation devices were marketed after 1976; however, they were found to be substantially equivalent to a preamendments Class III device and therefore are subject to the same requirements as the preamendments external counterpulsation devices. In February 1995, the Company received 510(k) clearance to market the second-generation version of its EECP therapy system, the MC2, which incorporated a number of technological improvements over the original system. In addition, in December 2000, the Company received 510(k) clearance to market its third generation system, the TS3. The FDA's clearance in these cases was for the use of EECP therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock. In June 2002, the FDA granted 510(k) market clearance for an upgraded TS3, which incorporated the Company's patent-pending CHF treatment and oxygen saturation monitoring technologies, and provided for a new indication for the use of EECP in CHF, which applied to all then-current models of the Company's EECP therapy systems.

     Modifications to a previously cleared medical device that do not significantly affect its safety and effectiveness or constitute a major change in the intended use can be made without having to submit a new 510(k). FDA publishes guidance for medical device manufacturers on the types of changes that meet the requirements for a new 510(k) prior to introduction of a device for marketing distribution. Vasomedical followed FDA's guidance on when to submit a new 510(k) for changes to a device and concluded that the changes incorporated into its Model TS4 did not require a new 510(k) prior to its introduction to market. Vasomedical subsequently obtained a 510(k) that applied to the Model TS4 and all of its models in March 2004, when it made changes to the labeling of all of its EECP therapy systems. In November 2004, the Company introduced its Model Lumenair, and again concluded that the changes did not require a new 510(k) at that time. There can be no assurance that the FDA will agree with Vasomedical's conclusions that a new 510(k) was unnecessary on these occasions or in other similar instances, or that our products will not be subject to a regulation requiring a PMA for preamendments Class III external counterpulsation devices.

Premarket Review

     The 510(k) premarket notification process requires an applicant to give 90 days notice to FDA of its intent to introduce its device into commerce. In its premarket notification, the applicant must demonstrate that its new or modified medical device is substantially equivalent to a legally marketed or predicate device. Prior to beginning commercialization of the new or modified product we must receive an order from the FDA classifying the device under section 510(k) in the same classification as the predicate device, and as a result, the new device will be cleared for marketing. Modifications to a previously cleared medical device that do not significantly affect its safety and effectiveness or constitute a major change in the intended use can be made without having to submit a new 510(k). If a device does not receive a clearance order because the FDA determines that the device is not substantially equivalent to a predicate device and thus the device automatically is considered a Class III device, the applicant may ask the FDA to make a risk-based classification to place the device in Class I or II. However, if a timely request for risk-based classification is not made, or if the FDA determines that a Class III designation is appropriate, an approved PMA will be required before the device may be marketed.

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

     There can be no assurance that all the necessary FDA clearances or approvals, including approval of any PMA required by the promulgation of a regulation, will be granted for our products, future-generation upgrades or newly developed products, on a timely basis or at all. Failure to receive, or delays in receipt of such clearances, could have a material adverse effect on our financial condition and results of operations.

Clinical Trials
     If human clinical trials of a device are required, whether to support a 510(k) or PMA application, the trials' sponsor, which is usually the manufacturer of the device, first must obtain the approval of the appropriate institutional review boards. If a trial is of a significant risk device, the sponsor also must obtain an investigational device exemption or IDE from FDA before the trial may begin. A significant risk device is a device that presents a potential for serious risk to the subject and is an implant; is life-sustaining or life-supporting; or is for a use of substantial importance in diagnosing, curing, mitigating, or treating disease, or otherwise preventing impairment of human health. For all clinical testing, the sponsor must obtain informed consent from the patients participating in each trial. The results of clinical testing that a sponsor undertakes may be insufficient to obtain clearance or approval of the tested product.

Pervasive and Continuing FDA Regulation

     We are also subject to other FDA regulations that apply prior to and after a product is commercially released. These include Current Good Manufacturing Practice (CGMP) requirements set forth in FDA's Quality System Regulation (QSR), that require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of medical devices intended for commercial distribution in the United States. This regulation covers various areas including management and organization, device design, purchase and handling of components, production and process controls such as those related to buildings and equipment, packaging and labeling control, distribution, installation, complaint handling, corrective and preventive action, servicing, and records. We are subject to periodic inspection by the FDA for compliance with the CGMP requirements and Quality System Regulation.

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

     We are subject to the Federal Food, Drug, and Cosmetic Act's, or FDCA's, general controls, including establishment registration, device listing, and labeling requirements. If we fail to comply with any requirements under the FDCA, we, including our officers and employees, could be subject to, among other things, fines, injunctions, civil penalties, and criminal prosecution. We also could be subject to recalls or product corrections, total or partial suspension of production, denial of premarket notification clearance or PMA approval, and rescission or withdrawal of clearances and approvals. Our products could be detained or seized, the FDA could order a recall, repair, replacement, or refund of our devices, and the agency could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

     The advertising of our products is subject to regulation by the Federal Trade Commission, or FTC. The FTC Act prohibits unfair or deceptive acts or practices in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders and injunctions, which can require, among other things, limits on advertising, corrective advertising, consumer redress and restitution, as well as substantial fines or other penalties.

Foreign Regulation

     In most countries to which we seek to export the EECP system, we must first obtain approval from the local medical device regulatory authority. The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.

     We are also subject to periodic audits by organizations authorized by foreign countries to determine compliance with laws, regulations and standards that apply to the commercialization of our products in those markets. Examples include auditing by a European Union Notified Body organization (authorized by a member state's Competent Authority) to determine conformity with the Medical
Device Directives (MDD) and by an organization authorized by the Canadian government to determine conformity with the Canadian Medical Devices Conformity Assessment System (CMDCAS).

     There can be no assurance that we will obtain desired foreign authorizations to commercially distribute our products in those markets or that we will comply with all laws, regulations and standards that pertain to our products in those markets. Failure to receive or delays in receipt of such authorizations or determinations of conformity could have a material adverse effect on our financial condition and results of operations.

Patient Privacy

     Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. The U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and the regulation was finalized in October 2002. The HIPAA privacy rule governs the use and disclosure of protected health information by "Covered Entities," which are
(1) health plans, (2) health care clearinghouses, and (3) health care providers that transmit health information in electronic form in connection with certain health care transactions such as benefit claims. Currently, the HIPAA privacy rule affects us only indirectly in that patient data that we access, collect and analyze may include protected health information. Additionally, we have signed some Business Associate agreements with Covered Entities that contractually bind us to protect protected health information, consistent with the HIPAA privacy rule's requirements. We do not expect the costs and impact of the HIPAA privacy rule to be material to our business.

Practice Guidelines

     Medical professional societies periodically issue Practice Guidelines to their members and make them available publicly. The American College of Cardiology (ACC) and the American Heart Association (AHA) have jointly engaged in developing practice guidelines since 1980 to critically evaluate the use of diagnostic procedures and therapies in the management or prevention of cardiovascular diseases. These guidelines are meant to "improve the effectiveness of care, optimize patient outcomes and affect the overall cost of care favorably by focusing resources on the most effective strategies". Recommendations incorporated into the guidelines are based upon an assessment of the strength of evidence for or against a treatment or procedure and estimates of expected health outcomes stemming from a formal review of peer-reviewed published literature.

     The "ACC/AHA 2002 Guideline Update for the Management of Patients with Chronic Stable Angina" were last issued in 2003. Comments on external counterpulsation appear in a section entitled " Recommendations for Alternative Therapies for Chronic Stable Angina in Patients Refractory to Medical Therapy Who Are Not Candidates for Percutaneous Intervention or Surgical Revascularization" and include a so-called Class IIb recommendation. ACC/AHA guideline classifications I, II and III are used to "provide final recommendations for both patient evaluation and therapy" and a Class IIb rating is defined as "Usefulness/efficacy is less well established by evidence/opinion". These guidelines are not expected to be updated for some time.

     The ACC/AHA Guidelines for the Evaluation and Management of Chronic Heart Failure in the Adult were last issued in 2001. Comments on external counterpulsation appear in a section entitled "Drugs and Interventions Under Active Investigation" and include the statement "[u]ntil more data are available, this approach cannot be recommended for the management of patients with symptomatic left ventricular systolic dysfunction". A revised version of these guidelines have been under development for some time and may be issued in the relatively near future. However, we do not believe they will include a substantive change in the recommendation regarding use of external counterpulsation in chronic heart failure in adults because the results of the PEECH trial have not yet appeared in a peer-reviewed publication. Other evidence that has appeared in peer-reviewed publications since issuance of the current guidelines includes results of a pilot study in heart failure and analyses of patients with angina complicated by left ventricular dysfunction that were enrolled in the International Patient Registry. However, such studies, while valued in certain respects, are not considered as strong as the results of randomized, controlled clinical trials in assessing the strength of evidence for or against a particular procedure or therapy.

     In summary, while evaluations of the use of EECP therapy in patients with chronic angina and heart failure continue to appear in several oral or poster presentations at major scientific meetings and in peer-reviewed publications each year, there continues to be skepticism in the cardiology community about its broader use. Additional evidence regarding the efficacy of EECP therapy continues to appear, however the evidence may not be sufficient to warrant a modification of practice guidelines to a more favorable recommendation and increased acceptance by the medical community.

Reimbursement

     In addition to regulatory approvals for commercialization by government agencies, reimbursement coverage and payment rates are factors in the sales of our products and we depend in part on the availability of reimbursement programs. Medicare, Medicaid, as well as private health care insurance and managed-care plans determine eligibility for coverage of a product or therapy based on a number of factors, including the payer's determination that the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which it is administered according to the scope of clinical evidence available, accepted standards of medical care in practice, the product's cost effectiveness, whether the product is experimental or investigational, impact on health outcomes and whether the product is not otherwise excluded from coverage by law or regulation. The coverage process for Medicare reimbursement is legislated by Congress and administrated by the Centers for Medicare and Medicaid Services (CMS), and highly variable in the commercial market. There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the product is approved or cleared by FDA. Even when we obtain authorization from the FDA or a foreign authority to begin commercial distribution, there may be limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. Moreover, eligibility for coverage does not imply that a product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data. Even if successful, demand for products may be driven more by the scope of peer-reviewed evidence and acceptance, endorsement by regulatory and clinical bodies, or foreign country authorities than by the reimbursement rates available. Securing coverage at adequate reimbursement rates from government and third party payers can be a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payer. Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payers for our products could have a material adverse effect on our financial condition and operating results.

     Our reimbursement strategies are currently focused in the following primary areas: obtaining Medicare coverage for congestive heart failure, expanding coverage with other third-party payers, expanding Medicare coverage for angina and obtaining coverage in selected international markets.

Current Medicare Coverage in Angina

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy under HCPCS code G0166 for the use of the EECP therapy system. Key excerpts from the coverage read as follows:

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

     "for patients who have been diagnosed with disabling angina (class III or class IV, Canadian Cardiovascular Society Classification or equivalent classification) who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions such as balloon angioplasty and cardiac bypass because:

     1.   their   condition  is  inoperable,   or  at  high  risk  of  operative
          complications or post-operative  failure;
     2.   their coronary anatomy is not readily amenable to such procedures; or
     3.   they have co-morbid states, which create excessive risk."

     Additionally, a physician must be present in the office suite and immediately available to provide assistance and directions throughout the time that personnel are performing the procedure.

     The 2005 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $138 and $102, respectively. Reimbursement rates vary throughout the country and range from $113 to $231 per hourly session. Under the Medicare program, physician reimbursement of the provision of EECP therapy is higher if the therapy is performed in a physician office setting as compared to a hospital outpatient facility in order to reflect higher costs associated with the physician office. Since January 2000, the national average payment rate has varied considerably. The initial national average payment rate for the physician office setting and the hospital outpatient facility in 2000 was approximately $130 and $112, respectively per hourly session. The average payment rate for the physician office setting climbed to $208 per treatment session in 2003 before being reduced approximately 34% to the 2004 rate, while the average payment rate for the hospital outpatient facility declined steadily to the 2004 rate. Although CMS proposed a further reduction in physician fees for the EECP therapy in 2005, this was successfully negotiated to reflect an increase of 1.2% over the 2004 rate, reversing the declining trend.

     In order to bill and receive payment from Medicare, an individual or entity must be enrolled in the Medicare program for EECP therapy. The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP therapy under the Medicare program and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities. For each of these provider types there is statutory authorization and accompanying regulations that govern the terms and conditions of Medicare program participation.

     If there were any material change in the availability of Medicare coverage, or if the reimbursement level for treatment procedures using the EECP therapy system is determined to be inadequate, it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future, or what effect such legislation or regulation would have on us.

Application to Expand Medicare Coverage to include Class II Angina and Class II/III CHF

     On May 31, 2005, we submitted an application to CMS to expand the national coverage policy for external counterpulsation treatment to patients with Canadian Cardiovascular Class II stable angina and to patients with New York Heart Association (NYHA) Class II and III stable heart failure symptoms with an ejection fraction less than 35%. The application was accepted by CMS effective June 20, 2005, and CMS announced their proposed decision memo due date is December 20, 2005, with an expected National Coverage Analysis (NCA) completion date of March 20, 2006.

     The application was supported by clinical evidence from several of the more than 50 peer-reviewed journal articles, as well as the recently concluded PEECH clinical trial in order to demonstrate that EECP therapy provides relief of stable angina and congestive heart failure in selected patients in the form of:

     --   improvement in symptoms
     -- improvement in functional capacity, i.e. ability to perform exertional tasks
     --   improvement in quality of life and health status

     Although the scientific evidence proving the safety, efficacy and cost effectiveness of EECP treatment has continued to accumulate since the original coverage policy was implemented, there can be no assurance that the existing evidence is sufficient to support an expansion of EECP therapy and CMS may require additional clinical and scientific evidence to support expanded reimbursement coverage. We are unable to predict when or if CMS will approve an expansion of reimbursement coverage for EECP therapy.

     If we are unable to obtain an adequate national Medicare coverage policy for treatment procedures using EECP therapy on patients with CHF, it would adversely affect our future business prospects. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future, or what effect such legislation or regulation would have on us.

Expanding Coverage with Other Third-Party Payers

     Some private insurance carriers continue to adjudicate EECP treatment claims on a case-by-case basis. Since the establishment of reimbursement by the federal government, however, an increasing number of these private carriers now routinely pay for use of EECP therapy for the treatment of angina and have issued positive coverage policies, which are generally similar to Medicare's coverage policy in scope. We estimate that over 300 private insurers are reimbursing for EECP therapy for the treatment of angina today at favorable payment levels and we expect that the number of private insurers and their related health plans that provide for EECP therapy as a covered benefit will continue to increase. In addition, we are aware of two third-party payers that have begun limited coverage of EECP therapy for the treatment of CHF.

     We intend to pursue a constructive dialogue with many private insurers for the establishment of positive and expanded coverage policies for EECP treatment that include CHF patients. If there were any material change in the availability of third-party private insurers or the adequacy of the reimbursement level for treatment procedures using the EECP therapy system it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party private insurers coverage and payment levels may be enacted in the future or what effect such legislation or regulation would have on us.

Reimbursement in International Markets

     The reimbursement environment for EECP therapy in international markets is fragmented and coverage varies as a mix of available private and public healthcare providers may not yet be aware of nor cover this therapy. Our reimbursement strategy has been opportunistic and responsive to the selling opportunities presented through our distribution partners. During this fiscal year our efforts on behalf of EECP therapy in both the private and public healthcare sectors of selected international markets have been initiated by our distributors, in support of the therapy, in their designated territory. Additionally, efforts have been initiated to obtain coverage in the public sector in certain overseas markets; however, we do not anticipate an impact on financial performance in the next fiscal year, given the long lead times from submission to approval of international dossiers for each reimbursement authority.

Patents and Trademarks

     We own nine US patents including six utility and three design patents that expire at various times between 2006 and 2021. In addition, more than 20 foreign patents have been issued that expire at various times from 2007 to 2022. There are eight major U.S. applications pending for approval, relating to aspects of the TS3 system, potential improvements, and new methods of treatment and a notice of allowance in one of the applications has recently been granted. We are pursuing these applications in other countries, including members of the European Union. We are also planning to file other patent applications regarding specific enhancements to the current EECP models, future generation products, and methods of treatment. Moreover, trademarks have been registered for the names "EECP" and "Natural Bypass", as well as for its widely-recognized man-like figure representing the application of EECP therapy.

     We pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technology. We believe that we have a solid patent foundation in the field of external counterpulsation devices and that our technical leadership is demonstrated by the number of patents and applications, dating back to the mid-1980s. Our patent portfolio focuses on the areas of external counterpulsation control and the overall design and arrangement of the external counterpulsation apparatus, including the console, treatment bed, fluid distribution, and inflatable cuffs. None of our current competitors have a significant patent portfolio in the area of external counterpulsation devices and we believe that none has more than one patent application pending.

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

Employees

     As of May 31, 2005, we employed 76 full-time and 2 part-time persons with 21 in direct sales and sales support, 6 in clinical applications, 25 in manufacturing, quality control and technical service, 6 in marketing and customer support, 9 in engineering, regulatory and clinical research and 11 in administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

     In March 2004, the then current Chief Executive Officer (CEO) of the Company resigned from the Company, and Photios T. Paulson accepted the position as acting CEO and served from March to October 2004 at which time Thomas Glover was appointed President and Chief Executive Officer of the Company.

Manufacturing

     We manufacture our EECP therapy systems in a single facility located in Westbury, New York. Manufacturing operations are conducted under the Current Good Manufacturing Practice (CGMP) requirements as set forth in the FDA Quality System Regulation. These regulations subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard with specific requirements consistent with the FDA Quality System Regulation. While previously we were certified to comply with ISO 9001 requirements, we received ISO 13485 certification in February 2003. We are also certified to conform with the full quality assurance system requirements of the EU Medical Device Directive and can apply the CE mark to certain of our products. Lastly, we are certified to comply with the requirements of the Canadian Medical Device Conformity Assessment System (CMDCAS).

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

Risks Related to Our Business

We are materially dependent on medical reimbursement for treatment procedures using EECP therapy on patients with congestive heart failure in order to achieve continued growth.

     We are currently dependent on a single product platform which, based on current medical reimbursement policies, provides coverage for a restricted class of heart patients. While we have been engaged in discussions with the Centers for Medicare and Medicaid Services to expand the class of heart patients for medical coverage, we are uncertain as to the outcome of these meetings. We also have been engaged in certain clinical trials for the purpose of expanding this coverage, most notable being our PEECH clinical trial. Our business plan projects that the results could substantially expand the number of patients available for medical reimbursement. However Medicare, Medicaid and other third-party payers may deny expansion of reimbursement coverage if they feel the data from the PEECH clinical trial and other clinical studies is not sufficient to support a positive coverage decision. On May 31, 2005 we submitted an application to CMS to expand the national coverage policy for EECP treatment to include, among other patients, patients with congestive heart failure (CHF). If we do not receive medical coverage for treatment procedures using EECP therapy on patients with CHF, it will adversely affect our future business prospects.

Material changes in the availability of Medicare, Medicaid or third-party reimbursement at adequate price levels could adversely affect our business.

     Health care providers, such as hospitals and physician private practices, that purchase or lease medical devices such as the EECP therapy system for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. If there were any material change in the availability of Medicare, Medicaid or other third- party coverage or the adequacy of the reimbursement level for treatment procedures using the EECP therapy system, it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare or Medicaid coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on our business. Even if a device has FDA clearance, Medicare, Medicaid and other third-party payers may deny reimbursement if they conclude that the device is not cost-effective, is experimental or is used for an unapproved indication. In addition, reimbursement may not be at, or remain at, price levels adequate to allow medical professionals and hospitals to realize an appropriate return on the purchase of our products.

Increased acceptance by the medical community is important for continued growth.

     While many abstracts and publications are presented each year at major scientific meetings worldwide with respect to EECP treatment efficacy, there is continued skepticism concerning EECP therapy methodology. The American Heart Association and the American College of Cardiology Practice Guidelines currently list EECP as a therapy currently under investigation for treatment of heart failure and have a classification rating of IIb as a treatment for patients who are refractory to medical therapy and are not candidates for percutaneous intervention or revascularization. A classification rating of IIb indicates the usefulness/efficacy of EECP therapy is less well established by evidence/opinion. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP therapy and increasing acceptance of EECP therapy as a safe, effective and cost effective alternative to other available products by the medical community for continued growth.

We face competition from other companies and technologies.

     We compete with at least three other companies that are marketing external counterpulsation devices. We do not know whether these companies or other potential competitors who may be developing external counterpulsation devices, may succeed in developing technologies or products that are more efficient than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

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

     Additionally, if FDA publishes a regulation requiring a premarket approval application or PMA for external counterpulsation devices, we would then need to submit a PMA, and have it filed by the agency, by the date specified by FDA in its regulation. A PMA requires us to prove the safety and effectiveness of a device to the FDA. The process of obtaining PMA approval is expensive, time-consuming, and uncertain. If FDA were to require a PMA application, we may be required to undertake a clinical study, which likely will be expensive and require lengthy follow-up, to demonstrate the effectiveness of the device. If we did obtain PMA approval, any change after approval affecting the safety or effectiveness of the device will require approval of a PMA supplement.

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

     We also must comply with Current Good Manufacturing Practice (CGMP) requirements as set forth in the Quality System Regulation (QSR) to receive FDA approval to market new products and to continue to market current products. The QSR imposes certain procedural and documentation requirements on us with respect to manufacturing and quality assurance activities, including packaging, storage, and recordkeeping. Our products and activities are subject to extensive, ongoing regulation, including regulation of labeling and promotion activities and adverse event reporting. Also, our FDA registered facilities are subject to inspection by the FDA and other governmental authorities. Any failure to comply with regulatory requirements could delay or prevent our ability to market or distribute our products. Violation of FDA statutory or regulatory requirements could result in enforcement actions, such as voluntary or mandatory recalls, suspension or withdrawal of marketing clearances or approvals, seizures, injunctions, fines, civil penalties, and criminal prosecutions, all of which could have a material adverse effect on our business. Most states also have similar postmarket regulatory and enforcement authority for devices.

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

     We currently maintain product liability insurance at $7,000,000 per occurrence and $7,000,000 in the aggregate. Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

We do not know the effects of healthcare reform proposals.

     The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been suggested seeking to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

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

Risks Related to Stock Exchange and SEC Regulation

A continued stock price below $1 could result in our being de-listed from the Nasdaq and subject us to regulations that could reduce our ability to raise funds.

     By letter dated May 2, 2005, the Company received written notification from Nasdaq that the bid price of its common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c) (4) (the Rule). In accordance with Marketplace Rule 4310 (c) (d), the Company has been provided an initial period of 180 calendar days of until October 31, 2005, to regain compliance. If at any time before that date the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be provided written notification that it is in compliance with the Rule.

     Further, if the Company is not in compliance with the Rule by October 31, 2005, and the Company meets the Nasdaq SmallCap initial listing criteria except for the bid price requirement, it will be granted an additional 180 calendar days to April 29, 2006 to comply. In this regard, the Company currently meets all of the initial listing criteria except for the bid price requirement.

     Nasdaq's notification further provides that in the event the Company were to receive written notification that its securities will be delisted, it maintains its right to appeal such determination to a Listing Qualifications Panel.

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

     The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

     --   quarterly variations in operating results;
     -- announcements of technological innovations, new products or pricing by our competitors;
     -- the rate of adoption by physicians of our technology and products in targeted markets;
     --   the timing of patent and regulatory approvals;
     --   medical  reimbursement
     --   the  timing  and  extent  of  technological advancements;
     --   results of clinical studies;
     -- the sales of our common stock by affiliates or other shareholders with large holdings; and
     --   general market conditions.

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

ITEM 2 - PROPERTIES

     We own our 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. We lease approximately 7,100 square feet of additional warehouse space under two operating leases with non-affiliated landlords, of which one expires in October 2005, and the other in September 2006, plus additional parking locations in the area at an annual cost of approximately $92,000. We believe that we can renegotiate the lease that will expire in October 2005, or lease other available space under reasonable terms and that these combined facilities are adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

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

     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market(SM) under the symbol VASO. The number of record holders of common stock as of August 1, 2004, was approximately 1,100, which does not include approximately 27,600 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock as reported by the Nasdaq SmallCap Market tier of The Nasdaq Stock Market(SM) for the fiscal periods specified.


                               Fiscal 2005                Fiscal 2004
                            High          Low          High           Low
First Quarter               $1.27        $0.83         $1.55         $0.84
Second Quarter              $1.25        $0.90         $1.59         $0.86
Third Quarter               $1.52        $0.90         $2.34         $1.00
Fourth Quarter              $1.98        $0.57         $1.94         $1.10

     The last bid price of the Company's common stock on August 1, 2005, was $0.61 per share.

Notice of Failure to Satisfy a Continued Listing Rule

     By letter dated May 2, 2005, the Company received written notification from Nasdaq that the bid price of its common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c) (4) (the Rule). In accordance with Marketplace Rule 4310 (c) (d), the Company has been provided an initial period of 180 calendar days of until October 31, 2005, to regain compliance. If at any time before that date the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be provided written notification that it is in compliance with the Rule.

     Further, if the Company is not in compliance with the Rule by October 31, 2005, and the Company meets the Nasdaq SmallCap initial listing criteria except for the bid price requirement, it will be granted an additional 180 calendar days to April 29, 2006, to comply. In this regard, the Company currently meets all of the initial listing criteria except for the bid price requirement.

     Nasdaq's notification further provides that in the event the Company were to receive written notification that its securities will be delisted, it maintains its right to appeal such determination to a Listing Qualifications Panel.

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

Recent Sales of Unregistered Securities.

     On July 19, 2005, we entered into a Securities Purchase Agreement that will provide us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). We received $1.75 million or 70% of the gross proceeds on July 19, 2005 and the balance of $750,000 is expected to be received upon the filing of the registration statement (see below). The agreement provides for a private placement of 25,000 shares of our Series D Preferred Stock at $100 per share. By the placement of the preferred stock, we became obligated to pay a cash dividend monthly on the outstanding shares of preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for each of the five years ended May 31 as derived from our audited consolidated financial statements. These data should be read in conjunction with our consolidated financial statements, related notes and other financial information.

                                                                         Fiscal Year Ended May 31,
                                                         2005           2004            2003           2002            2001
Statements of Earnings
Revenues                                          $15,095,778    $22,207,037     $24,823,619    $34,830,471     $27,508,338
Cost of sales and services                          5,504,535      7,590,103       9,251,221     10,538,731       7,910,359
                                                -------------- -------------- --------------- -------------- ---------------
   Gross profit                                     9,591,243     14,616,934      15,572,398     24,291,740      19,597,979

Selling, general & administrative expenses         12,006,774     12,910,997      13,714,913     13,686,958      11,634,965
Research and development expenses                   3,064,683      3,748,389       4,544,822      5,112,258       2,554,470
Provision for doubtful accounts                        11,084      1,296,759       3,728,484      1,304,000         325,000
Interest and financing costs                          105,232        132,062         186,574         98,140          48,294
Interest and other income, net                        (74,153)       (99,393)       (176,724)      (249,722)       (201,992)
                                                -------------- -------------- --------------- -------------- ---------------
                                                   15,113,620     17,988,814      21,998,069     19,951,634      14,360,737
                                                -------------- -------------- --------------- -------------- ---------------
Earnings (loss) before income taxes                (5,522,377)    (3,371,880)     (6,425,671)     4,340,106       5,237,242

Income tax (expense) benefit, net                     (39,661)       (50,640)      1,634,688     (1,554,000)      6,457,108
                                                -------------- -------------- --------------- -------------- ---------------
 Net earnings (loss)                             $ (5,562,038)   $(3,422,520)    $(4,790,983)    $2,786,106     $11,694,350
                                                ============== ============== =============== ============== ===============

Net earnings (loss) per common share
    - basic                                            $(0.10)        $(0.06)         $(0.08)         $0.05           $0.21
                                                ============== ============== =============== ============== ===============
    - diluted                                          $(0.10)        $(0.06)         $(0.08)         $0.05           $0.20
                                                ============== ============== =============== ============== ===============
Weighted average common shares
  outstanding - basic                              58,547,574     57,981,963      57,647,032     57,251,035      56,571,402
                                                ============== ============== =============== ============== ===============
              - diluted                            58,547,574     57,981,963      57,647,032     59,468,092      59,927,199
                                                ============== ============== =============== ============== ===============
Balance Sheet Data
Cash, cash equivalents, and certificates of
   deposit                                         $2,747,967     $7,545,589      $5,222,847     $2,967,627      $3,785,456
Working capital                                    $3,932,769     $9,771,870     $11,478,092    $17,225,434     $16,214,655
Total assets                                      $25,361,470    $33,023,615     $35,327,550    $41,418,258     $36,518,974
Long-term debt                                       $947,597     $1,092,837      $1,177,804     $1,072,716      $1,108,593
Stockholders' equity (1)                          $19,162,797    $24,594,169     $27,319,302    $31,602,604     $28,508,729
___________________
(1) No cash dividends on common stock were declared during any of the above periods.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward looking statements and other forward-looking statements made elsewhere in this document are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section titled "Risk Factors" in "Item One - Business" to review certain conditions, among others, which we believe could cause results to differ materially from those contemplated by the forward-looking statements.

     Forward-looking statements are identified by words such as "anticipates", "believes", "could", "estimates", "expects", "feels", "intends", "may", "plans", "potential", and "projects" and similar expressions. In addition, any statements that refer to our plans, business plan, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements are based on our beliefs, as well as assumptions made by and information currently available to us. Among the factors that could cause actual results to differ materially are the following: the effect of the dramatic changes taking place in the healthcare environment; the impact of medical insurance reimbursement policies; competitive procedures and products and their pricing; unexpected manufacturing problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in our SEC reports. We undertake no obligation to update forward-looking statements as a result of future events or developments.

     The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

     Vasomedical, Inc. incorporated in Delaware in July 1987 is primarily engaged in designing, manufacturing, marketing and supporting EECP(R) external counterpulsation systems based on our proprietary technology. EECP therapy is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and may restore systemic vascular function. We provide hospitals and physician private practices with EECP equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of stable angina and congestive heart failure indications. Within the stable angina and CHF indications, Medicare and other third-party payers currently reimburse for stable angina patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. CHF patients are also reimbursed under the same criteria, provided their primary symptoms are angina.

     We are also actively engaged in research to establish the potential benefits of EECP therapy in the management of CHF and sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), is intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal before the end of the calendar year. On May 31, 2005 we submitted an application to the Centers for Medicare and Medicaid Services (CMS) for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina.

Results of Operations

Fiscal Years Ended May 31, 2005 and 2004

     We generated revenues from the sale, lease and service of our EECP therapy systems of $15,095,778 and $22,207,037 for the years ended May 31, 2005 and 2004, respectively, reflecting a decrease of $7,111,259 or 32%. Our loss was $5,562,038 or $0.10 per share and $3,422,520 or $0.06 per share for the years ended May 31, 2005 and 2004, respectively.

Revenues

     Revenues from equipment sales declined approximately 40% to $11,516,883 for the year ended May 31, 2005, as compared to $19,302,593 for the prior year. The decline in equipment sales is due primarily to a 41% decline in domestic units shipped, a 5% decline in the average sales prices of new EECP systems sold in the domestic market, and an unfavorable product mix reflecting a higher portion of used versus new equipment shipments. Used systems earned a lower average selling price compared to new systems, and experienced a 29% decrease in average selling price when compared to used systems sold in the domestic market in fiscal 2004.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. We anticipate that demand for EECP systems will remain soft until a projected expansion of the current CMS national reimbursement policy for use of EECP therapy to treat congestive heart failure patients is obtained. If we are unable to obtain an adequate national Medicare coverage policy for treatment procedures using the EECP therapy system in CHF, it would adversely affect our business prospects. In addition, average domestic selling prices continue to decline reflecting the impact in the market of lower priced competitive products. We continue to believe that our EECP systems currently sell at a significant price premium to competitive products reflecting the clinical efficacy and superior quality of the EECP therapy system plus the many value added services offered by us. However, we anticipate that this current trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. In addition, we sold an unusually high percentage of used equipment, which reflected the availability of used EECP systems that had been recovered from a former customer, as well as EECP systems that had been used to treat patients in the PEECH clinical trial but were no longer required since the trial has been completed. These used systems were sold at average sales prices significantly below our new systems. We sell used equipment as available to help lessen the impact of price sensitive situations. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories, completed the restructuring of a major independent distributor territory to direct sales, and reduced the number of sales territories to 15 from 21.

     Our revenue from the sale of EECP systems to international distributors for the year ended May 31, 2005, increased approximately 64% to $1,315,985 compared to $801,600 in the prior year reflecting increased volume of new systems and improved average selling prices.

     The above decline in revenue from domestic equipment sales was partially offset by a 23% increase in revenue from equipment rental and services for year ended May 31, 2005, as compared to the prior year. Revenue from equipment rental and services represented 24% of total revenue in fiscal 2005 compared to 13% in fiscal 2004. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 30% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 15% following the termination of several short-term rental agreements partially offsetting the above.

     Reimbursement continues to play a critical role in the adoption of EECP therapy. Medicare dropped the payment rates 34% from $208 per hour to $137 per hour for physicians at the beginning of calendar year 2004. The current reimbursement rate is now set at the rates near when the product first received Medicare coverage in 2000, which makes it more difficult for a private physician practice to financially justify an investment to provide EECP therapy. It is difficult for us to determine the exact impact this decline has had on the market for EECP therapy. Additionally, the impact from the drop in reimbursement has been partially offset by the decline in average selling prices. We believe that EECP therapy continues to offer an attractive addition to the physician private practice, plus the company has continued to support its customers in gaining positive reimbursement coverage from other third-party payers during the past year. EECP therapy is now covered by the majority of private insurers for treating angina patients, including many of the leading Blue Cross Blue Shield plans, who typically are the most difficult payers to adopt coverage for new technologies.

Gross Profit

     Gross profit declined to $9,591,243 or 64% of revenues for the year ended May 31, 2005, compared to $14,616,934 or 66% of revenues for the year ended May 31, 2004. Gross profit margin as a percentage of revenue for the year ended May 31, 2005, declined compared to the same period of the prior fiscal year reflecting reduced margins from EECP equipment sales due to the negative impact resulting from the reduction in average selling prices. The gross profit for rentals and services improved both in absolute amount and as a percentage of revenue reflecting increased service resulting from accessory and service contract revenue increases exceeding associated cost increases. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower revenue.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the years ended May 31, 2005 and May 31, 2004 were $12,006,774 or 80% of revenues and $12,910,997 or 58% of revenues, respectively, reflecting a decrease of $904,223 or 7%. The decrease in SG&A expenditures in fiscal 2005 compared to fiscal 2004 resulted primarily from a $590,192 decrease in administrative consulting and severance fees, $103,637 lower promotional allowances, and $118,002 lower advertising costs, partially offset by $150,910 higher market research fees and $142,193 higher trade show costs. On May 5, 2005, the Company announced an initiative to improve alignment of operations to pursue the CHF market. This initiative, which included a workforce reduction plus tighter expense control, is expected to provide a clear focus on CHF investment and to reduce total operating expenses and other costs by approximately $3,000,000 in fiscal 2006.

Research and Development

     Research and development ("R&D") expenses of $3,064,683 or 20% of revenues for the year ended May 31, 2005, decreased by $683,706 or 18%, from the year ended May 31, 2004, of $3,748,389 or 17% of revenues. The decrease reflects lower spending related to the PEECH clinical trial following completion of the clinical treatment portion of the trial in fiscal year 2004, partially offset by increased expenditures for developing the new Lumenair(TM) EECP(R) Therapy System, which was launched in November 2004.

Provision for Doubtful Accounts

     During the year ended May 31, 2005, we charged $11,084 to our provision for doubtful accounts as compared to $1,296,759 during the year ended May 31, 2004. The decrease was due primarily to a $680,000 provision made in the prior fiscal period associated with the write-off of all funds due from a major customer that ceased operations in December 2003.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $105,232 in the year ended May 31, 2005, from $132,062 for the prior year reflecting a reduction in outstanding debt. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of our headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the fiscal years of 2005 and 2004, was $74,153 and $99,393, respectively. The decrease in interest and other income from the prior year is the direct result of the absence of interest income related to certain equipment sold under sales-type leases incurred in fiscal 2004 and lower miscellaneous customer payments, partially offset by higher interest income due to improved yields.

Income Tax Expense, Net

     During the years ended May 31, 2005, and May 31, 2004, we recorded a provision for state income taxes of $39,661 and $50,640, respectively.

     As of May 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,774,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the losses during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth in revenue and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which we believe will enable us to reverse the current trend of increasing losses and generate pre-tax income in excess of $39 million over the next seven years in order to fully utilize all of the deferred tax assets. Such estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:

     -- that the results from the PEECH clinical trial, as disclosed in "Item 1 - Business" of this Form 10K, as well as other clinical evidence are sufficiently positive for the PEECH clinical trial to be published in a peer-reviewed journal and to enable EECP therapy to obtain approval of a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies inclusive of the congestive heart failure indication;
     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication and enable us to achieve material growth in revenue and profits;
     -- that EECP therapy will be sufficiently accepted by the medical community as an adjunctive therapy for the treatment of patients suffering from congestive heart failure; and
     -- that we will be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

     Additional   uncertainties  that  could  cause  actual  results  to  differ materially are the following:

     -- the effect of the dramatic changes taking place in the healthcare environment;
     --   the impact of competitive procedures and products and their pricing;
     --   other medical insurance reimbursement policies;
     -- there can be no assurance that we will be able to raise additional capital necessary to implement our business plan;
     --   unexpected manufacturing problems;
     -- unforeseen difficulties and delays in the conduct of clinical trials, peer-reviewed publications and product development programs;
     -- the actions of regulatory authorities and third-party payers in the United States and overseas;
     -- uncertainties about the acceptance of a novel therapeutic modality by the medical community;
     --   our recent financial history of declining revenues and losses; and
     --   the risk factors reported from time to time in our SEC reports.

     Factors considered by us in making our assumptions and included in our long-term business plan are the following:

     -- we currently have FDA clearance to market EECP therapy in congestive heart failure;
     -- independent market research indicates that the patient population potentially eligible for EECP therapy in congestive heart failure market is larger than the current refractory angina patient population and when the two patient populations are combined the total market opportunity for EECP therapy will be more than double;
     -- many physician practices have told us that they do not have a sufficient number of patients to economically justify adoption of the procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patients could improve the economic model for the physician practice;
     -- we have positive clinical evidence from the PEECH clinical trial that was recently concluded, plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators;

     -- we completed the PEECH clinical trial this fiscal year as planned and disclosed the summary results of the trial in March 2005;

     -- we intend to have the results of the PEECH trial published in a peer-reviewed journal, which is an important step necessary to support an application to CMS to expand reimbursement coverage of EECP therapy to include CHF patients;

     -- we sustained a period of profitability in fiscal years 2000, 2001 and 2002 with profits before income taxes of $1,290,916, $5,237,242 and $4,240,106, respectively; and

     -- we continue to believe that we will be able to raise sufficient funds to enable us to execute our business plan.

     While we believe that we will be able to execute our business plan over the longer term and we will be able to utilize our tax loss carryforwards, the exact timing of our return to profitability is uncertain, subject to significant management judgments and estimates and dependent on a variety of external factors including: market conditions at that time, the reception of EECP therapy by medical professionals and payers and the timing of a Medicare reimbursement decision. It is possible that significant tax loss carryforwards from fiscal years 2005, 2006 and 2007 may expire before we are able to use them. As a result of these uncertainties, beginning in fiscal 2004, we began to provide a valuation reserve for all additional tax loss carryforwards that were generated by current operating losses. We review this policy on a quarterly basis and believe that the above valuation reserve is appropriate under the current circumstances.

     The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     The recorded deferred tax asset and increase to the valuation allowance during the year ended May 31, 2005 and 2004, was $1,866,000 and $1,286,000, respectively.

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

Revenues

     The decline in revenues in fiscal year 2004 compared to fiscal year 2003 is due primarily to lower revenue from the sale of EECP therapy systems in the domestic market. Domestic equipment revenue for fiscal 2004 declined approximately 15% compared to prior year due to: a reduction in the average sales price for EECP therapy systems of approximately 12%; a higher proportion of used equipment compared to new equipment sold during fiscal year 2004 compared to 2003, plus adoption of the provisions of EITF 00-21. Revenue in fiscal year 2004 reflects a 115% increase in the sale of used equipment to the domestic market. This increase in used equipment sales reflects primarily an increase in used equipment available for sale following the completion of the PEECH trial and the repossession of EECP systems from previous sales-type lease customers. In September 2003, we adopted "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"). During the nine months following adoption of the provisions of EITF 00-21, as a result of the adoption of the new policy, we deferred $92,500 of revenue related to the fair value of installation and in-service training and $658,333 of revenue related to the warranty service for EECP system sales, which would have previously been recognized as revenue during the period. International shipments of EECP systems declined approximately 24% to $850,333 due to a higher sales rate in the previous year following receipt of the CE Mark. This was partially offset by a 47% increase in revenue from equipment rental and services reflecting an increase of approximately 94% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems and greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 27% during the period reflecting fewer outstanding rental agreements and lower average rental prices.

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

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations in fiscal 2005 and 2004 primarily from operations and working capital. At May 31, 2005, we had a cash, cash equivalents, and certificates of deposit balance of $2,747,967 and working capital of $3,932,769 as compared to a cash balance of $7,545,589 and working capital of $9,771,870 at May 31, 2004. Our cash, cash equivalents, and certificates of deposit balances decreased $4,797,622 in fiscal year 2005 primarily due to the net loss of $5,562,038.

     The decrease in cash used by our operating activities of $4,594,584 resulted primarily from the net loss of $5,562,038 plus increases in inventory of $1,295,294, decreases in accounts payable and accrued liabilities of $1,662,193 and decreases in other long term liabilities of $435,074. The above was partially offset by reduced accounts receivable, which provided cash of $3,618,767. Net accounts receivable were 50% of quarterly revenues for the three- month period ended May 31, 2005, compared to 93% at the end of the three-month period ended May 31, 2004, and net accounts receivable turnover improved to 4.1 times as of May 31, 2005, as compared to 3.4 times as of May 31, 2004. We have tightened our sales credit policy, reduced extended payment terms and provide routine oversight with respect to our accounts receivable credit and collection efforts.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in competitive situations, when opening new markets or geographies or for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the fiscal years ended May 31, 2005 and 2004, approximately 3% and 1% of revenues, respectively, were generated from sales in which payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by- customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs to reconcile the net loss of $5,562,038 to net cash provided by operating activities total $756,286.

     Investing activities used net cash of $778,101 during the fiscal year ended May 31, 2005, reflecting investment associated with the purchase of short-term certificates of deposit and treasury bills of $ $3,747,903 offset by redemptions of $3,170,000, and the purchase of property and equipment of $200,198.

     Financing  activities  used net cash of $2,840 during the fiscal year ended
May 31, 2005, reflecting payments of principal on notes and loans of $133,506 partially offset by $130,666 received form the exercise of stock options.

     We cancelled our line of credit in August 2004 and do not currently have an available line of credit.

Sale of Convertible Preferred Stock and Warrants

     On July 19, 2005, we entered into a Securities Purchase Agreement that will provide us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). We received $1.75 million or 70% of the gross proceeds on July 19, 2005 and the balance of $750,000 is expected to be received upon the filing of the registration statement (see below). The agreement provides for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock is convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Vasomedical may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $1.30 or more per share. Such a conversion by Vasomedical is not allowed if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.6936 per share for a term of five years, ending July 18, 2010. Under the terms of a Registration Rights Agreement with the Investors, Vasomedical is to file a registration statement with the Securities and Exchange Commission by September 2, 2005, for the shares of common stock underlying the preferred stock and the warrants.

     By the placement of the preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually.

     An event of default occurs if Vasomedical fails to timely pay the dividend, fails to timely file a registration statement for the shares of common stock underlying the preferred shares and the warrants, or has not obtained effectiveness of the registration statement by December 1, 2005, among other specified occurrences. Upon an event of default, the price at which the preferred stock may be converted into common stock is reduced from 85 percent to 75 percent of the then current volume weighted average market price per share, but not more than $0.6606 or less than $0.30 per share. In addition, the holders of the preferred stock have the right to be paid first from the assets of Vasomedical upon any dissolution or liquidation of the company. If the registration statement is not timely filed or declared effective by the Securities and Exchange Commission, Vasomedical is to pay the Investors $1,467 in cash for each day of delay.

     These securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Vasomedical intends to apply the funds for working capital.

Liquidity

     We believe that our cash flow from operations together with our current cash reserves and the cash received for the sale of convertible preferred stock and warrants on July 19, 2005, will be sufficient to fund our business plan and projected capital requirements through at least May 31, 2006. However, we have incurred significant losses during the last three fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations, which is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication, and depends in part upon the acceptance of the results of the PEECH clinical trial by the medical community and expanded reimbursement coverage to include CHF as being sufficient to promote the adoption of EECP therapy in CHF; or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

Off-Balance Sheet Arrangements

     As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ('SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 31, 2005, we are not involved in any unconsolidated SPE.

Contractual Obligations

     The following table presents our expected cash requirements for contractual obligations outstanding as of May 31, 2005:

                                                                         Due as of       Due as of
                                                          Due as of     5/31/07 and     5/31/09 and          Due
                                         Total             5/31/06        5/31/08         5/31/10        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                         $1,095,809         $148,212        $162,351        $146,153         $639,093
Operating Leases                           76,567           62,329          14,238              --               --
Litigation Settlement                     200,750          133,250          67,500              --               --
Employment Agreements                      40,625           40,625              --              --               --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                 $1,413,751         $384,416        $244,089        $146,153         $639,093
Obligations
====================================================================================================================

     By the placement of the convertible preferred stock on July 19, 2005, as described in above, we became obligated to pay a dividend monthly on the outstanding shares of preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually. The dividend is payable in cash.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2005, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

     In most cases, revenue from domestic EECP system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP systems includes a combination of three elements that qualify as separate units of accounting:

     i. EECP equipment sale,

     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and
     iii. a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, preventative maintenance, software upgrades, technical phone support and preferred response times.

     Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the EECP system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

     i. EECP equipment sales, when delivery and acceptance occurs based on delivery and acceptance documentation received from independent shipping companies or customers,
     ii. in-service and training, following documented completion of the training, and
     iii. the service arrangement, ratably over the service period, which is generally one year.

     In-service and training generally occurs within three weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed.

     We recognized deferred revenues of $262,500 and $247,500 related to in-service and training and $1,157,085 and $381,667 related to service arrangements during the year ended May 31, 2005, and May 31, 2004, respectively. In addition, following the adoption of the provisions of EITF 00-21 beginning September 1, 2003 we began to defer revenue that had previously been recorded at the time of sale.

     Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. During fiscal year 2005 and 2004, we deferred $187,500 and $340,000, respectively, related to in-service and training and $765,001 and $1,040,000 related to service arrangements, respectively. The amount related to in-service and training is recognized as revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     We also recognize revenue generated from servicing EECP systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues recognized related to extended service agreements that have been invoiced to customers prior to the performance of these services, were $1,900,925 and $1,485,372 for the fiscal years ended May 31, 2005, and May 31, 2004, respectively. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     Revenues from the sale of EECP systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2005.

Accounts Receivable/Financing Receivables
     The Company's accounts receivable - trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write- offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 effective September 1, 2003, we began to defer revenue related to EECP domestic system sales for the fair value of in-service and training to the period when the services are rendered and for service arrangement obligations ratably over the service period, which is generally one year.

Warranty Costs

     Equipment  sold is  generally  covered  by a  warranty  period of one year.
Effective September 1, 2003, we adopted the provisions of EITF 00-21 on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we no longer accrue warranty costs upon delivery but rather recognize warranty and related service costs as incurred. Prior to September 1, 2003, we accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale was recognized.

     Equipment sold to international customers through our distributor network is generally covered by a one year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003, will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses.

Net Loss per Common Share

     Basic loss per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share are based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

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

Stock-based Employee Compensation

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

Recently Issued Accounting  Standards

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure. During the fourth fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Financial Statement Schedules

     (1) See Index to Consolidated Financial Statements on page i at beginning of attached financial statements.
     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:

          Schedule II - Valuation and Qualifying Accounts
          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

 (b)    Exhibits

     (3)  (a) Restated Certificate of Incorporation (2)
          (b)  By-Laws (1)

     (4)  (a) Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred Stock, Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (7)
          (d)  Form of  Rights  Agreement  dated as of March  9,  1995,  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (8)
          (f)  Certificate of Designation of the Preferred Stock, Series D (18)
          (g)  Form of Stock Purchase Warrant (18)

     (10) (a) 1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998, and October 10, 2001, between Registrant and John C.K. Hui
               (4) (9) (13)
          (d)  1997 Stock Option Plan, as amended (10)
          (e)  1999 Stock Option Plan, as amended (11)
          (f) Credit Agreement dated February 21, 2002, between Vasomedical, Inc. and Fleet National Bank (12)
          (g)  Agreement dated October 1, 2002, between the Registrant and Peter
               F. Cohn (14)
          (h) Termination and Settlement Agreement dated October 21, 2002, between the Registrant and D. Michael Deignan (14)
          (i)  Employment Agreement dated October 28, 2002, and amended June 30,
               2003, between the Registrant and Photios T. Paulson (14) (16)
          (j)  Amendment and Waiver to Credit  Agreement dated October 18, 2002, between the Vasomedical, Inc. and Fleet National Bank (14)
          (k)  Amendment  No. 2 and Waiver to Credit  Agreement  dated April 10,
               2003, between the Registrant and Fleet National Bank (15)
          (l) Employment Agreement dated September 8, 2003, between Registrant and Thomas W. Fry (17)
          (m) Subscription Agreement dated July 19, 2005, between Vasomedical, Inc. and M.A.G. Capital LLC, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP and Mercator Momentum Fund, LP (the "Investors") (18)
          (n) Registration Rights Agreement, dated July 19, 2005, between Vasomedical, Inc. and the Investors (18)

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

     (23) Consent of Grant Thornton LLP
     (31) Certification   Reports  pursuant  to  Securities  Exchange  Act  Rule
          13A-14(A)/15D-14(A)
     (32) Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________

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

(7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
(8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
(9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
(10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(12) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2002.
(13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2002.
(14) Incorporated by reference to Report on Form 10-Q for the quarterly period ended November 30, 2002.
(15) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2003.
(16) Incorporated by reference to Report on Form 8-K dated June 30, 2003.
(17) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 29, 2004.
(18) Incorporated by reference to Report on Form 8-K dated July 19, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of August, 2005.

                                VASOMEDICAL, INC.

                                By: /s/ Thomas Glover
                                Thomas Glover
                                President, Chief Executive Officer and Director
                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 16, 2004, by the following persons in the capacities indicated:

______________________          Director
Alexander G. Bearn

/s/ David S. Blumenthal         Director
David S. Blumenthal

/s/ Thomas Glover               President, Chief Executive Officer and Director
Thomas Glover                   (Principal Executive Officer)

/s/ Abraham E. Cohen            Chairman of the Board
Abraham E. Cohen

/s/ Thomas W. Fry               Chief Financial Officer (Principal Financial
Thomas W. Fry                   and Accounting Officer)

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

/s/ Forrest R. Whittaker        Director
Forrest R. Whittaker

/s/ Martin Zeiger               Director
Martin Zeiger

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         -----

Report of Independent Registered Public Accounting Firm                   F-1

Financial Statements
    Consolidated Balance Sheets as of May 31, 2005 and 2004               F-2

    Consolidated Statements of Operations for the
    years ended May 31, 2005, 2004 and 2003                               F-3

    Consolidated Statement of Changes in Stockholders'
    Equity for the years ended May 31, 2005, 2004 and 2003                F-4

    Consolidated Statements of Cash Flows for the
    years ended May 31, 2005, 2004 and 2003                               F-5

    Notes to Consolidated Financial Statements                      F-6 - F-26

Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts                       S-1

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
  Vasomedical, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

     As described in Note A to the consolidated financial statements, the Company adopted the provisions of the Emerging Issues Task Force, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", on September 1, 2003.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule,
Schedule II, Valuation and Qualifying Accounts, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
July 29, 2005

                       Vasomedical, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                                             May 31,
                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $    989,524         $  6,365,049
     Certificates of deposit                                                       1,758,443            1,180,540
     Accounts receivable, net of an allowance for doubtful accounts of
       $394,692 and $699,203 at May 31, 2005 and 2004, respectively                1,892,002            5,521,853
     Inventories, net                                                              3,360,272            2,373,748
     Other current assets                                                            223,902              272,513
                                                                              -----------------    -----------------
         Total current assets                                                      8,224,143           15,713,703

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,626,983
   and $2,378,576 at May 31, 2005 and 2004, respectively                           2,234,153            2,430,521
DEFERRED INCOME TAXES                                                             14,582,000           14,582,000
OTHER ASSETS                                                                         321,174              297,391
                                                                              -----------------    -----------------
                                                                                 $25,361,470          $33,023,615
                                                                              =================    =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $  1,569,131         $  2,972,184
     Current maturities of long-term debt and notes payable                          148,212              136,478
     Sales tax payable                                                               216,753              353,360
     Deferred revenue                                                              1,667,080            1,734,925
     Accrued warranty and customer support expenses                                  110,583              161,917
     Accrued professional fees                                                       401,511              241,486
     Accrued commissions                                                             178,104              341,483
                                                                              -----------------    -----------------
         Total current liabilities                                                 4,291,374            5,941,833

LONG-TERM DEBT                                                                       947,597            1,092,837
ACCRUED WARRANTY COSTS                                                                 7,750               83,000
DEFERRED REVENUE                                                                     884,452            1,111,526
OTHER LIABILITIES                                                                     67,500              200,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,552,688 and 58,419,356 shares at May 31, 2005 and 2004,
       respectively, issued and outstanding                                           58,552               58,419
     Additional paid-in capital                                                   51,450,639           51,320,106
     Accumulated deficit                                                         (32,346,394)         (26,784,356)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               19,162,797           24,594,169
                                                                              -----------------    -----------------
                                                                                 $25,361,470          $33,023,615
                                                                              =================    =================
The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended May 31,
                                                                   -------------------------------------------------
                                                                       2005             2004              2003
                                                                   --------------    -------------     -------------
Revenues
   Equipment sales                                                  $11,516,883       $19,302,593       $22,850,391
   Equipment rentals and services                                     3,578,895         2,904,444         1,973,228
                                                                   --------------    -------------     -------------
                                                                     15,095,778        22,207,037        24,823,619

Cost of Sales and Services
   Cost of sales, equipment                                           4,223,523         6,309,119         8,050,389
   Cost of equipment rentals and services                             1,281,012         1,280,984         1,200,832
                                                                   --------------    -------------     -------------
                                                                      5,504,535         7,590,103         9,251,221
                                                                   --------------    -------------     -------------
   Gross profit                                                       9,591,243        14,616,934        15,572,398

Expenses
   Selling, general and administrative                               12,006,774        12,910,997        13,714,913
   Research and development                                           3,064,683         3,748,389         4,544,822
   Provision for doubtful accounts                                       11,084         1,296,759         3,728,484
   Interest and financing costs                                         105,232           132,062           186,574
   Interest and other income, net                                       (74,153)          (99,393)         (176,724)
                                                                   --------------    -------------     -------------
                                                                     15,113,620        17,988,814        21,998,069
                                                                   --------------    -------------     -------------
LOSS BEFORE INCOME TAXES                                             (5,522,377)       (3,371,880)       (6,425,671)
   Income tax (expense) benefit, net                                    (39,661)          (50,640)        1,634,688
                                                                   --------------    -------------     -------------
NET LOSS                                                            $(5,562,038)      $(3,422,520)      $(4,790,983)
                                                                   ==============    =============     =============

Net loss per common share
     - basic                                                            $(0.10)           $(0.06)           $(0.08)
                                                                   ==============    =============     =============
     - diluted                                                          $(0.10)           $(0.06)           $(0.08)
                                                                   ==============    =============     =============
Weighted average common shares outstanding
     - basic                                                         58,547,574        57,981,963        57,647,032
                                                                   ==============    =============     =============
     - diluted                                                       58,547,574        57,981,963        57,647,032
                                                                   ==============    =============     =============

The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         Additional                               Total
                                              Common Stock                Paid-in-         Accumulated         Stockholders
                                          Shares         Amount           Capital           Deficit              Equity
                                        -------------------------     ---------------    ---------------    ---------------
Balance at May 31, 2002                  57,309,120      $57,309         $50,116,148       $(18,570,853)       $31,602,604

   Exercise of options and warrants         512,903          513             234,487                               235,000
   Stock options granted for services                                         50,681                                50,681
   Tax benefit of stock options and
     warrants                                                                222,000                               222,000
   Net loss                                                                                  (4,790,983)        (4,790,983)
                                       ------------  ------------       ------------       -------------       ------------

Balance at May 31, 2003                  57,822,023       57,822          50,623,316        (23,361,836)        27,319,302

   Exercise of options and warrants         597,333          597             696,790                               697,387
   Net loss                                                                                  (3,422,520)        (3,422,520)
                                       ------------  ------------       ------------       -------------       ------------
Balance at May 31, 2004                  58,419,356       58,419          51,320,106        (26,784,356)        24,594,169

   Exercise of options and warrants         133,332          133             130,533                               130,666
   Net loss                                                                                  (5,562,038)        (5,562,038)
                                       ------------  ------------       ------------       -------------       ------------
Balance at May 31, 2005                  58,552,688      $58,552         $51,450,639       $(32,346,394)       $19,162,797
                                       ============  ============       ============       =============       ============

        The accompanying notes are an integral part of this financial statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended May 31,
                                                                   -------------------------------------------------
                                                                       2005              2004              2003
                                                                   --------------    -------------     -------------
Cash flows from operating activities
     Net loss                                                      $(5,562,038)      $(3,422,520)      $(4,790,983)
                                                                   --------------    -------------     -------------
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
         Depreciation and amortization                                 578,530           749,111         1,132,996
         Provision for doubtful accounts                                11,084           616,759         2,209,101
         Reserve for excess and obsolete inventory                     166,672           119,000           100,000
         Deferred income taxes                                              --                --        (1,669,000)
         Stock options granted for services                                 --                --            50,681
         Changes in operating assets and liabilities
              Accounts receivable                                    3,618,767         1,923,284         5,643,288
              Financing receivables, net                                    --           258,608           118,126
              Inventories                                           (1,295,294)        1,187,761         1,079,976
              Other current assets                                      48,611            (4,282)          359,012
              Other assets                                             (63,649)          (69,610)          (79,082)
              Accounts payable, accrued expenses and other
                current liabilities                                 (1,662,193)          517,056        (1,286,324)
              Other liabilities                                       (435,074)          (38,907)          311,813
                                                                   --------------    -------------     -------------
                                                                       967,454         5,258,780         7,970,587
                                                                   --------------    -------------     -------------
     Net cash provided by (used in) operating activities            (4,594,584)        1,836,260         3,179,604
                                                                   --------------    -------------     -------------

     Cash flows (used in) investing activities
         Purchase of certificates of deposit and treasury           (3,747,903)       (1,180,540)               --
            bills
         Redemptions of certificates of deposit and                  3,170,000                --                --
           treasury bills
         Purchase of property and equipment                           (200,198)         (153,954)         (326,489)
                                                                   --------------    -------------     -------------
     Net cash (used in) investing activities                          (778,101)       (1,334,494)         (326,489)
                                                                   --------------    -------------     -------------

     Cash flows provided by (used in) financing activities
         Proceeds from notes payable                                        --            67,149           238,071
         Payments on notes payable                                    (133,506)         (124,100)       (1,070,966)
         Proceeds from exercise of options and warrants                130,666           697,387           235,000
                                                                   --------------    -------------     -------------
     Net cash provided by (used in) financing activities                (2,840)          640,436          (597,895)
                                                                   --------------    -------------     -------------


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (5,375,525)        1,142,202         2,255,220
                                                                   --------------    -------------     -------------
     Cash and cash equivalents - beginning of year                   6,365,049         5,222,847         2,967,627
                                                                   --------------    -------------     -------------
     Cash and cash equivalents - end of year                       $   989,524        $6,365,049        $5,222,847
                                                                   ==============    =============     =============

Non-cash investing and financing activities were as follows:
     Inventories    transferred   to   (from)   property   and
       equipment, attributable to operating leases - net             $(142,098)        $(240,942)         $761,986

Supplement disclosures:
   Interest paid                                                      $105,232          $105,194          $186,574
   Income taxes paid                                                   $19,888           $24,213           $87,963

    The accompanying notes are an integral part of these financial statements.

                       Vasomedical Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2005, 2004 and 2003


NOTE A - BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP external counterpulsation system ("EECP"), a microprocessor-based medical device for the noninvasive, outpatient treatment of patients with cardiovascular disease. EECP is marketed worldwide to hospitals and physician private practices. To date, the Company's revenues have been generated primarily from customers in the United States.

     We believe that our cash flow from operations together with our current cash reserves and the cash received for the sale of convertible preferred stock and warrants on July 19, 2005 (see Note O), will be sufficient to fund our business plan and projected capital requirements through at least May 31, 2006. However, we have incurred significant losses during the last three fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations, which is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication, and depends in part upon the acceptance of the results of the PEECH clinical trial by the medical community and expanded reimbursement coverage to include CHF as being sufficient to promote the adoption of EECP therapy in CHF; or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

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

     In most cases, revenue from domestic EECP system sales in the United States is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP systems includes a combination of three elements that qualify as separate units of accounting:

     i.   EECP equipment sale,
     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


     iii. a service arrangement (usually one year) consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, preventative maintenance, software upgrades, technical phone support and preferred response times.

     Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the EECP system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

     i. EECP equipment sales, when delivery and acceptance occurs based on delivery and acceptance documentation received from independent shipping companies or customers,
     ii. in-service and training, following documented completion of the training, and
     iii. for the service arrangement ratably over the service period, which is generally one year.

     In-service and training generally occurs within three weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed.

     We recognized deferred revenues of $262,500 and $247,500 related to in-service and training and $1,157,085 and $381,667 related to service arrangements during the years ended May 31, 2005 and 2004, respectively. In addition, following the adoption of the provisions of EITF 00-21 beginning September 1, 2003, we began to defer revenue that had previously been recorded at the time of sale.

     Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. During the years ended May 31, 2005 and 2004, we deferred $187,500 and $340,000 related to in- service and training and $765,001 and $1,040,000 related to service arrangements, respectively. The amount related to in- service and training is recognized as revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

     The following tables illustrate the effect on revenues, cost of sales and services, net loss, and net loss per common share had the Company applied the provisions of "Revenue Arrangements with Multiple Deliverables" (EITF 00-21) as if the provisions had been adopted prior to fiscal 2003:

                                                                  Year Ended May 31, 2003
                                                -------------------------------------------------------------
                                                   As reported         EITF adjustment         Pro forma
                                                -------------------    -----------------    -----------------
Revenues                                            $24,823,619            $(26,458)          $24,797,161
 Cost of sales and services                           9,251,221             (16,333)            9,234,888
                                                -------------------    -----------------    -----------------
Gross profit                                         15,572,398             (10,125)           15,562,273
Operating expenses                                   21,998,069                  --            21,998,069
                                                -------------------    -----------------    -----------------
Loss before income taxes                             (6,425,671)            (10,125)           (6,435,796)
Income tax (expense) benefit, net                     1,634,688                  --             1,634,688
                                                -------------------    -----------------    -----------------
Net loss                                            $(4,790,983)           $(10,125)          $(4,801,108)
                                                ===================    =================    =================

Net loss per common share, basic and diluted             $(0.08)                                   $(0.08)
Weighted average common shares                       57,647,032                                57,647,032

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


                                                                  Year Ended May 31, 2004
                                                -------------------------------------------------------------
                                                   As reported         EITF adjustment         Pro forma
                                                -------------------    -----------------    -----------------
Revenues                                            $22,207,037            $730,208           $22,937,245
 Cost of sales and services                           7,590,103             369,000             7,959,103
                                                -------------------    -----------------    -----------------
Gross profit                                         14,616,934             361,208            14,978,142
Operating expenses                                   17,988,814                  --            17,988,814
                                                -------------------    -----------------    -----------------

Loss before income taxes                             (3,371,880)            361,208            (3,010,672)
Income tax (expense) benefit, net                       (50,640)                 --               (50,640)
                                                -------------------    -----------------    -----------------
Net loss                                            $(3,422,520)           $361,208           $(3,061,312)
                                                ===================    =================    =================


Net loss per common share, basic and diluted             $(0.06)                                   $(0.05)
Weighted average common shares                       57,981,963                                57,981,963


                                                                  Year Ended May 31, 2005
                                                -------------------------------------------------------------
                                                   As reported         EITF adjustment         Pro forma
                                                -------------------    -----------------    -----------------
Revenues                                            $15,095,778             $50,000           $15,145,778
 Cost of sales and services                           5,504,535             (26,667)            5,477,868
                                                -------------------    -----------------    -----------------
Gross profit                                          9,591,243              76,667             9,667,910
Operating expenses                                   15,113,620                  --            15,113,620
                                                -------------------    -----------------    -----------------
Loss before income taxes                             (5,522,377)             76,667            (5,445,710)
Income tax (expense) benefit, net                       (39,661)                 --               (39,661)
                                                -------------------    -----------------    -----------------
Net loss                                            $(5,562,038)            $76,667           $(5,485,371)
                                                ===================    =================    =================

Net loss per common share, basic and diluted             $(0.10)                                   $(0.10)
Weighted average common shares                       58,547,574                                58,547,574


     Revenues from the sale of EECP systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     We also recognize revenue generated from servicing EECP systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended warranty agreements on the EECP system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Deferred revenues recognized related to extended warranty agreements that have been invoiced to customers prior to the performance of these services, were $1,900,925 and $1,485,372 for the years ended May 31, 2005 and 2004, respectively. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2005.

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

     The changes in the Company's allowance for doubtful accounts are as follows:

                                                                      Year Ended May 31,
                                                  -----------------------------------------------------------
                                                         2005                 2004                2003
                                                  -------------------    ---------------     ----------------
Beginning balance                                     $699,203               $768,629          $1,099,687
    Provision for losses on accounts
    receivable                                          11,084                616,759           1,227,324
    Direct write-offs, net of recoveries              (315,595)              (686,185)         (1,558,382)
                                                  -------------------    ---------------     ----------------
Ending balance                                        $394,692               $699,203            $768,629
                                                  ===================    ===============     ================

     In addition, we periodically review and assess the net realizability of receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the first quarter of fiscal 2003 and the second quarter of fiscal 2004, we decided to write-off financing receivables under sales-type leases of approximately $2,558,000 and $680,000, respectively, as a result of significant uncertainties with respect to these customers' ability to meet their financial
obligations.   (See  Note  E).

     The changes in our allowance for financing receivables, which primarily relates to balloon payments due at lease end, are as follows:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2005               2004               2003
                                                  ---------------    ---------------    ---------------
Beginning balance                                         $--           $244,994           $718,879
    Provision for losses on financing
      receivables                                          --            680,000                 --
    Direct write-offs                                      --           (924,994)          (473,885)
                                                  ---------------    ---------------    ---------------
Ending balance                                            $--                $--           $244,994
                                                  ===============    ===============    ===============

Concentrations of Credit Risk

     We market the EECP system principally to hospitals and physician private practices. We perform credit evaluations of its customers' financial condition and, as a consequence, believes that its receivable credit risk exposure is limited. Receivables are generally due 30 to 90 days from shipment. For the years ended May 31, 2005, 2004 and 2003, no customer accounted for 10% or more of revenues. At May 31, 2005, one customer accounted for 13% of accounts receivable. At May 31, 2004 and May 31, 2003, no customer accounted for greater than 10% of accounts receivable.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003



         Our revenues were derived from the following geographic areas:

                                                                    Year Ended May 31,
                                                   ------------------------------------------------------
                                                        2005                2004               2003
                                                   ---------------     ---------------    ---------------
Domestic (United States)                            $13,673,293           $21,339,267        $23,701,619
Non-domestic                                          1,422,485               867,770          1,122,000
                                                   ---------------     ---------------    ---------------
                                                    $15,095,778           $22,207,037        $24,823,619
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

     We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. We often place EECP systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP systems is transferred to property and equipment and is amortized over the next two to five years. The cost of refurbished components of EECP systems and critical components are recorded at cost plus the cost of refurbishment. We regularly review inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. (See Note D)

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is provided over the estimated useful lives of the assets, which range from two to thirty-nine years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note F)

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 effective September 1, 2003, we began to defer revenue related to EECP domestic system sales for the fair value of in- service and training to the period when the services are rendered and for service arrangement obligations ratably over the service period, which is generally one year. (See Note G)

Warranty Costs

     Equipment  sold is  generally  covered  by a  warranty  period of one year.
Effective September 1, 2003, we adopted the provisions of EITF 00-21 on a prospective basis for our shipments to customers in the United States. Under

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we no longer accrue warranty costs upon delivery for these customers but rather recognize warranty and related service costs as incurred. Prior to September 1, 2003, we accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale was recognized.

     Equipment sold to international customers through our distributor network is generally covered by a one year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003, will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. (See Note H)

Research and Development

     Research and development costs are expensed as incurred. Included in research and development costs is amortization expense related to the cost of EECP systems under loan for clinical trials.

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

     Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset we recorded relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflects the expected utilization of such net operating losses in next twelve months. Such allocation is based our internal financial forecast and may be subject to revision based upon actual results. (See Note L)

Shipping and Handling Costs

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

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

Net Loss Per Common Share

     Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

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

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2005               2004               2003
                                                  ---------------    ---------------    ---------------
Net loss, as reported                              $(5,562,038)       $(3,422,520)       $(4,790,983)
Deduct: Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                            (1,097,783)        (1,080,817)          (917,281)
                                                  ---------------    ---------------    ---------------
Pro forma net loss                                 $(6,659,821)       $(4,503,337)       $(5,708,264)
                                                  ===============    ===============    ===============

Loss per share:
    Basic and diluted - as reported                  $(0.10)             $(0.06)            $(0.08)
    Basic and diluted - pro forma                    $(0.11)             $(0.08)            $(0.10)

     For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black- Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2005               2004               2003
                                                  ---------------    ---------------     --------------
Expected life (years)                                     5                  5                   5
Expected volatility                                      81%                89%                 89%
Risk-free interest rate                                 4.4%               3.4%                3.0%
Expected dividend yield                                 0.0%               0.0%                0.0%

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

Impact of New Accounting Pronouncements

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

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

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


NOTE B - LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2005               2004               2003
                                                  ---------------    ---------------     --------------
Numerator:
   Net loss                                         $(5,562,038)       $(3,422,520)        $(4,790,983)
Denominator:
   Basic - weighted average shares                   58,547,574         57,981,963          57,647,032
         Stock options                                       --                 --                  --
         Warrants                                            --                 --                  --
                                                  ---------------    ---------------     --------------
   Diluted - weighted average shares                 58,547,574         57,981,963          57,647,032
                                                  ===============    ===============     ==============

Loss per share - basic                                   $(0.10)            $(0.06)             $(0.08)
                                                  ===============    ===============     ==============
               - diluted                                 $(0.10)            $(0.06)             $(0.08)
                                                  ===============    ===============     ==============

     Options and warrants to purchase 6,745,544, 5,161,751 and 6,190,753 shares of common stock were excluded from the computation of diluted earnings per share for the years ended May 31, 2005, 2004 and 2003, respectively, because the effect of their inclusion would be antidilutive.

NOTE C - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:
                                                                             May 31,
                                                                ----------------------------------
                                                                     2005               2004
                                                                ---------------    ---------------
Cash accounts                                                        $987,314         $2,522,570
Money market funds                                                      2,210          3,842,479
                                                                ---------------    ---------------
                                                                     $989,524         $6,365,049
                                                                ===============    ===============
NOTE D - INVENTORIES, NET

         Inventories, net consist of the following:
                                                                             May 31,
                                                                ----------------------------------
                                                                     2005               2004
                                                                ---------------    ---------------
Raw materials                                                     $   960,101        $   928,269
Work in process                                                     1,194,688            455,731
Finished goods                                                      1,205,483            989,748
                                                                ---------------    ---------------
                                                                  $ 3,360,272        $ 2,373,748
                                                                ===============    ===============

     At May 31, 2005 and 2004, the Company has recorded reserves for excess and obsolete inventory of $566,149 and $399,477, respectively.

NOTE E - FINANCING RECEIVABLES FROM MAJOR CUSTOMERS

     In fiscal year 2002, the Company sold its external counterpulsation systems ("EECP" units) to two major customers engaged in establishing independent networks of EECP centers under sales-type leases aggregating revenues of $4,187,009 in fiscal year 2002. No additional equipment was sold to these customers during fiscal 2003 or 2004.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

     In late August 2002, the largest customer became delinquent in its scheduled monthly payments under its financing obligations to the Company. In September 2002, the Company was notified by this customer of recent circumstances that precluded their ability to remain current under their financing obligations to the Company. Accordingly, management decided to write-off, in full, all funds due from this customer as of August 31, 2002, which aggregated approximately $3,000,000, including the present carrying amount of the underlying equipment due to the uncertainty of the Company's ability to repossess the equipment. During the second quarter of fiscal year 2003, the customer ceased operations and the Company was able to successfully recover all of the units that it had sold under sales-type leases to the customer back into its finished goods inventory and recorded a bad debt recovery of $479,000, which represented the carrying amount at that time of the equipment. The second customer became delinquent in its scheduled monthly payments during the fourth quarter of fiscal 2003. During the first and second quarters of fiscal 2004 the customer attempted to remedy the situation and made payments totaling $70,000. In December 2003, the customer ceased operations. Accordingly, management decided to write- off all funds due from this customer as of November 30, 2003, less the anticipated recovery of equipment and the reduction of related liabilities for sales tax. The write-off of approximately $680,000 is included as a component of the provision for doubtful accounts in the accompanying Statement of Operations for the year ended May 31, 2004. In the third quarter of fiscal 2004, the Company recovered all of the EECP systems that had been leased to this customer. The Company is no longer offering sales-type leases.

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                             May 31,
                                                                -----------------------------------
                                                                     2005               2004
                                                                ---------------    ----------------
Land                                                              $  200,000         $  200,000
Building and improvements                                          1,383,976          1,382,270
Office, laboratory and other equipment                             1,445,168          1,246,089
EECP systems  under  operating  leases or under loan
   for clinical trials                                             1,552,121          1,700,867
Furniture and fixtures                                               162,068            162,068
Leasehold improvements                                               117,803            117,803
                                                                ---------------    ----------------
                                                                   4,861,136          4,809,097
                                                                ---------------    ----------------
Less: accumulated depreciation and amortization                   (2,626,983)        (2,378,576)
                                                                ---------------    ----------------
                                                                  $2,234,153         $2,430,521
                                                                ===============    ================

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

NOTE G - DEFERRED REVENUE

         The changes in the Company's deferred revenues are as follows:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2005               2004               2003
                                                  ---------------    ---------------    ---------------
Deferred revenue at beginning of year               $2,846,451         $1,709,551           $991,204
ADDITIONS
   Deferred extended service contracts               2,073,090          1,871,439          1,478,933
   Deferred in-service and training                    187,500            340,000                 --
   Deferred service arrangement obligations            765,001          1,040,000                 --
RECOGNIZED AS REVENUE
   Deferred extended service contracts              (1,900,925)        (1,485,372)          (760,586)
   Deferred in-service and training                   (262,500)          (247,500)                --
   Deferred service arrangement obligations         (1,157,085)          (381,667)                --
                                                  ---------------    ---------------    ---------------
Deferred revenue at end of year                      2,551,532          2,846,451          1,709,551
   Less: current portion                            (1,667,080)        (1,734,925)          (789,118)
                                                  ---------------    ---------------    ---------------
Long-term deferred revenue at end of year             $884,452         $1,111,526           $920,433
                                                  ===============    ===============    ===============

NOTE H - WARRANTY LIABILITY

The changes in the Company's product warranty liability are as follows:

                                                                    Year Ended May 31,
                                                  -------------------------------------------------------
                                                       2005                2004               2003
                                                  ---------------     ---------------    ----------------
Beginning balance                                      $244,917            $788,000           $991,000
  Expense for new warranties issued                      27,000             164,000            724,000
  Warranty claims                                      (153,584)           (707,083)          (927,000)
                                                  ---------------     ---------------    ----------------
Ending balance                                         $118,333            $244,917           $788,000
                                                  ===============     ===============    ================

NOTE I - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

         The following table sets forth the computation of long-term debt:

                                                                             May 31,
                                                               ------------------------------------
                                                                    2005                2004
                                                               ----------------    ----------------
Facility loans (a)                                                  $969,566          $1,022,933
Term loans (b)                                                       126,243             206,382
                                                               ----------------    ----------------
                                                                   1,095,809           1,229,315
Less:  current portion                                              (148,212)           (136,478)
                                                               ----------------    ----------------
                                                                    $947,597          $1,092,837
                                                               ================    ================

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

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

Maturities  of long-term  debt are as follows at May 31, 2005:

                Fiscal Year                Amount
                -------------------     --------------
                2006                          148,212
                2007                           96,583
                2008                           65,769
                2009                           70,524
                2010                           75,629
                Thereafter                    639,093
                                        --------------
                                           $1,095,809
                                        ==============

NOTE J - STOCKHOLDERS' EQUITY AND WARRANTS

     In fiscal 2003, warrants to purchase 500,000 shares of common stock were exercised, aggregating $225,000 in proceeds to the Company. No warrants were exercised or cancelled in fiscal 2004 and 2005.

     All outstanding warrants expire in October 2006. Warrant activity for the years ended May 31, 2003, 2004 and 2005 is summarized as follows:

                                       Employees         Consultants               Total             Price Range
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2002                   500,000           327,500               827,500           $0.45 - $2.08
  Exercised                              (500,000)               --              (500,000)              $0.45
  Cancelled                                    --          (127,500)             (127,500)              $2.08
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2003                        --           200,000               200,000               $0.91
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2004                        --           200,000               200,000               $0.91
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2005                        --           200,000               200,000               $0.91
                                    ================= =================== ======================== ================
Number of shares exercisable                   --           200,000               200,000               $0.91
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

     In fiscal 2005 options to purchase 38,709 shares of common stock at an exercise price of $0.78 under the Outside Director Stock Option Plan were retired unexercised.

1997 Stock Option Plan

     In December 1997, the Company's stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for officers, directors, employees and consultants of the Company, for which the Company has reserved an aggregate of 1,800,000 shares of common stock. The 1997 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non- qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expires August 6, 2007.

     In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the 1997 Plan by 1,000,000 shares to 2,800,000 shares.

     In fiscal 2004, options to purchase 75,667 shares of common stock under the 1997 Plan were exercised at an exercise price of $0.88 per share, aggregating $66,209 of proceeds to the Company and options to purchase 350,000 shares of common stock under the 1997 Plan at an exercise price of $0.88 were retired or cancelled..

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options to purchase under the 1997 Plan to an officer to purchase an aggregate of 153,168 shares of common stock, at an exercise price of $1.09 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over four years and expire ten years from the date of grant. In fiscal 2005, options to purchase 4,500 shares of common stock under the 1997 Plan at an exercise price of $0.88 were cancelled.

     At May 31, 2005, there were 4,500 shares available for future grants under the 1997 Plan.

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

     In fiscal 2003, the Board of Directors granted stock non-qualified options under the 1999 Plan to directors and employees to purchase an aggregate of 1,175,000 shares of common stock, at exercise prices ranging from $0.71 to $1.67 per share (which represented the fair market value of the underlying common stock at the time of the respective grants).

     In fiscal 2004, the Board of Directors granted non-qualified stock options under the 1999 Plan to directors and employees to purchase an aggregate of 725,000 shares of common stock, at exercise prices ranging from $0.91 to $1.31 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). In fiscal 2004, options to purchase 521,666 shares of common stock under the 1999 Plan were exercised at an exercise price of $0.71 to $1.22 per share, aggregating $631,178 of proceeds to the Company and options to purchase 956,669 shares of common stock under the 1999 Plan at an exercise price of $0.91 to $5.15 were retired or cancelled.

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options to purchase under the 1999 Plan to an officer to purchase an aggregate of 2,194,832 shares of common stock, at an exercise price of $0.95 to

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


$1.70 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, or over three-year and four-year periods, and expire five years and ten years from the date of grant. In fiscal 2005, options to purchase 133,332 shares of common stock under the 1999 Plan were exercised at an exercise price of $0.98 per share, aggregating $130,666 of proceeds to the Company and options to purchase 662,666 shares of common stock under the 1999 Plan at an exercise price of $0.91 to $4.69 were retired or cancelled.

     At May 31, 2005, there were 335,003 shares available for future grants under the 1999 Plan.

2004 Stock Option and Stock Issuance Plan

     In October 2004, the Company's stockholders approved the 2004 Stock Option and Stock Issuance Plan (the "2004 Plan"), for which the Company reserved an aggregate of 2,500,000 shares of common stock. The 2004 Plan is divided into two separate equity programs: (i) the Option Grant Program under which eligible persons ("Optionees") may, at the discretion of the board of directors, be granted options to purchase shares of common stock; and (ii) the Stock Issuance Program under which eligible persons ("Participants") may, at the discretion of the board or directors, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Corporation.

     Options granted under the 2004 Stock Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the Optionee owns 10% or more of our common stock. The term of any option may be fixed by the board of directors or committee but in no event shall exceed ten years from the date of grant. Stock options granted under the 2004 Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 2004 Plan expires July 12, 2014.

     Under the stock issuance program, the purchase price per share shall be fixed by the board of directors or committee but cannot be less than the fair market value of the common stock on the issuance date. Payment for the shares may be made in cash or check payable to us, or for past services rendered to us and all shares of common stock issued thereunder shall vest upon issuance unless otherwise directed by the committee. The number of shares issuable is also subject to adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. The term for which shares may be issued under the 2004 Plan expires July 12, 2014.

     The 2004 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine and designate the individuals who are to be granted stock options or qualify to purchase shares of common stock under the 2004 Stock Plan, the number of shares to be subject to options or to be purchased and the nature and terms of the options to be granted. The committee also has authority to interpret the 2004 Plan and to prescribe, amend and rescind the rules and regulations relating to the 2004 Plan.

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options to purchase under the 2004 Plan to directors to purchase an aggregate of 225,000 shares of common stock, at an exercise price of $0.95 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, or over a four-year period, and expire ten years from the date of grant.

     At May 31, 2005, there were 2,275,000 shares available for future grants under the 2004 Plan.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


     Activity under all the plans for the years ended May 31, 2003, 2004 and 2005, is summarized as follows:

                                                                          Outstanding Options
                                                      -------------------------------------------------------------
                                         Shares                                                       Weighted
                                     Available for     Number of Shares          Exercise              Average
                                         Grant                                Price per Share      Exercise Price
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2002                 2,259,401           5,192,923         $0.78   -   $5.15          $2.51
  Options granted                      (1,175,000)          1,175,000         $0.71   -   $1.67          $0.95
  Options exercised                            --             (12,903)        $0.78                      $0.78
  Options canceled                        354,267            (364,267)        $0.88   -   $5.15          $3.77
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2003                 1,438,668           5,990,753         $0.71   -   $5.15          $2.13
  Options granted                        (725,000)            725,000         $0.92   -   $1.31          $1.06
  Options exercised                            --            (597,333)        $0.71   -   $1.22          $1.17
  Options canceled                      1,306,669          (1,306,669)        $0.88   -   $5.15          $1.61
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2004                 2,020,337           4,811,751         $0.71   -   $5.15          $1.98
  Options/shares authorized             2,500,000 (1)              --            --                         --
  Options granted                      (2,573,000)          2,573,000         $0.95   -   $1.70          $1.08
  Options exercised                            --            (133,332)        $0.98                      $0.98
  Options canceled                        667,166            (705,875)        $0.78   -   $4.69          $2.03
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2005                 2,614,503           6,545,544         $0.71   -   $5.15          $1.86
                                    ================= =================== ======================== ================

     (1) May be issued under the Stock Issuance Program.

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2005

                                             Options Outstanding                           Options Exercisable
                              ---------------------------------------------------    --------------------------------

                                                    Weighted
                                                     Average         Weighted                            Weighted
                                   Number           Remaining        Average              Number          Average
                               Outstanding at      Contractual    Exercise Price      Exercisable at     Exercise
  Range of Exercise Prices      May 31, 2005       Life (yrs.)                         May 31, 2005        Price
                              ------------------ ---------------- ---------------    ----------------- --------------
$0.71  -  $0.98                     1,553,000           6.9             $0.91              951,334           $0.88
$1.00  -  $1.48                     2,350,000           8.3             $1.11              546,664           $1.08
$1.53  -  $2.21                       947,544           3.2             $1.85              940,877           $1.85
$2.66  -  $3.44                       801,000           3.4             $3.24              801,000           $3.24
$3.50  -  $5.15                       894,000           5.6             $4.03              894,000           $4.03
                              ------------------ ---------------- ---------------    ----------------- --------------
                                    6,545,544           6.2             $1.83            4,133,875           $2.26
                              ================== ================ ===============    ================= ==============

     The weighted-average fair value of options granted during fiscal years 2005, 2004 and 2003 was $1.08, $1.06, and $0.95, respectively. At May 31, 2005, there were approximately 42,087,265 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE L - INCOME TAXES

     During the fiscal years ended May 31, 2005 and 2004, the Company recorded a provision for state income taxes of $39,661 and $50,640, respectively. In fiscal 2003, the Company recorded a benefit for income taxes of $1,634,688, inclusive of $256,312 in current tax expense and a deferred benefit of $1,891,000.

     As of May 31, 2005, the Company had recorded deferred tax assets of $14,582,000 (net of a $3,774,000 valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

taxable income prior to the expiration of the tax loss carryforwards. Management believes that the Company is positioned for long-term growth despite the losses during fiscal years 2005 and 2004, and that based upon the weight of available evidence, that it is "more likely than not" that the net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth in revenue and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which we believe to enable us to reverse the current trend of increasing losses and generate pre-tax income in excess of $39 million over the next seven years in order to fully utilize all of the deferred tax assets. Such future estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:

     -- that the results from the PEECH clinical trial, as well as other clinical evidence are sufficiently positive for the PEECH clinical trial to be published in a peer review journal and enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;
     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication and enable us to achieve material growth in revenue and profits;
     -- that the EECP therapy will be accepted by the medical community as an adjunctive therapy for the treatment of patients suffering from congestive heart failure; and
     -- that we will be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

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

     Factors considered by us in making our assumptions and included in our long-term business plan are the following:

     -- we currently have FDA clearance to market EECP therapy in congestive heart failure;
     -- independent market research indicates that the patient population potentially eligible for EECP therapy in congestive heart failure market is larger than the current refractory angina patient population and when the two patient populations are combined the total market opportunity for EECP therapy will be more than double;
     -- many physician practices have told us that they do not have a sufficient number of patients to economically justify adoption of the procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patients could improve the economic model for the physician practice;
     -- we have positive clinical evidence from the PEECH clinical trial that was recently concluded as disclosed in the above "Research and Development" section, plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators;

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

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

     The recorded deferred tax asset includes an increase to the valuation allowance of $1,866,000 during the fiscal year ended May 31, 2005.

     The Company's deferred tax assets are summarized as follows:

                                                       2005               2004               2003
                                                  ---------------    ---------------    ---------------
Net operating loss and other carryforwards          $16,489,000        $14,468,000        $13,368,000
      Accrued compensation                               68,000            118,000            153,000
      Bad debts                                         134,000            238,000            244,000
      Other                                           1,665,000          1,666,000          1,439,000
                                                  ---------------    ---------------    ---------------
Total gross deferred tax assets                      18,356,000         16,490,000         15,204,000
      Valuation allowance                            (3,774,000)        (1,908,000)          (622,000)
                                                  ---------------    ---------------    ---------------
Net deferred tax assets                             $14,582,000        $14,582,000        $14,582,000
                                                  ===============    ===============    ===============

     The deferred tax benefit for fiscal years May 31, 2005, 2004 and 2003 does not include the tax benefit associated with the current exercises of stock options and warrants, aggregating $0, $0, and $222,000, respectively, which was credited directly to additional paid-in capital.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


     At May 31, 2005, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $48,498,000, expiring at various dates from 2006 through 2022. During fiscal 2005, $96,516 of net operating loss carryforwards expired, and subsequent expiration of net operating loss carryforwards are as follows:

                        Fiscal Year                    Amount
                        -------------------     --------------
                        2006                          336,198
                        2007                          517,934
                        2008                          558,968
                        2009                          470,994
                        2010                        2,454,162
                        Thereafter                 44,159,560
                                                --------------
                                                  $48,497,816
                                                ==============

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

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                2005                    2004                      2003
                                               Amount         %        Amount         %          Amount         %
                                           --------------- -------- -------------- --------- --------------- --------
Federal statutory rate                      $(1,850,626)    (34.0)   $(1,146,439)    (34.0)  $(2,185,000)     (34.0)
State taxes, net                                 39,661       0.7         50,640       1.5        34,000         .5
Permanent differences                            34,720       0.6         23,839       0.8        33,320         .5
Utilization of net operating loss                    --      --               --      --              --       --
Change in valuation allowance
  relating to operations                      1,866,000      34.3      1,286,000      38.1       622,000        9.7
Other                                           (50,094)     (0.9)      (163,400)     (4.9)     (139,008)      (2.1)
                                           --------------- -------- -------------- --------- --------------- --------
                                                $39,661       0.7        $50,640       1.5   $(1,634,688)     (25.4)
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

     The approximate aggregate minimum compensation obligation under active employment agreements at May 31, 2005, are summarized as follows:

                        Fiscal Year                       Amount
                        -------------------     -----------------
                        2006                             $40,625
                                                =================

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003

Leases

     The Company leases additional warehouse space under two noncancelable operating leases, of which one expires on October 31, 2005, and the other on September 30, 2006. Rent expense was $93,000, $72,000 and $99,000 in fiscal 2005, 2004 and 2003, respectively.

     Approximate   aggregate  minimum  annual   obligations  under  these  lease
agreements and other equipment leasing agreements at May 31, 2005, are summarized as follows:

                        Fiscal Year                    Amount
                        -------------------     --------------
                        2006                           62,329
                        2007                           14,238
                                                --------------
                                                      $76,567
                                                ==============

Litigation

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

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

401(k) Plan

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2005, 2004 and 2003, the Company made discretionary contributions of approximately $38,000, $35,535 and $35,000, respectively, to match a percentage of employee contributions.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


NOTE N - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly operating results for the years ended May 31, 2005 and 2004.


                                                               Three months ended
                        --------------------------------------------------------------------------------------------------
(in 000s except          May 31,     Feb. 28,     Nov. 30,     Aug. 31,     May 31,     Feb. 29,    Nov. 30,    Aug. 31,
Earnings (loss) per        2005        2005         2004         2004         2004        2004        2003        2003
share data)                                                                                           (a)
----------------------- ----------- ----------- ------------- ------------ ----------- ----------- ----------- -----------
Revenues                  $3,848      $2,964       $3,462       $4,821       $5,927      $5,950      $4,903      $5,427
Gross Profit              $2,344      $1,800       $2,288       $3,160       $3,903      $4,017      $3,210      $3,488
Net Loss                 $(1,001)    $(2,027)     $(1,610)       $(924)       $(759)      $(310)    $(2,087)      $(267)
Loss per
  share    - basic        $(0.02)     $(0.03)      $(0.03)      $(0.02)      $(0.01)     $(0.01)     $(0.04)     $(0.00)
           - diluted      $(0.02)     $(0.03)      $(0.03)      $(0.02)      $(0.01)     $(0.01)     $(0.04)     $(0.00)
Weighted average
  common shares
  outstanding
           - basic        58,553      58,553       58,553        58,532      58,384      57,887      57,828      57,827
           - diluted      58,553      58,553       58,553        58,532      58,384      57,887      57,828      57,827

(a) Net loss for the second quarter of fiscal 2004 was adversely affected by the write-off of approximately $680 related to significant uncertainties related to the ability of a major customer to satisfy its financial obligations to the Company, (see Note E).

NOTE O - SUBSEQUENT EVENT

     On July 19, 2005, we entered into a Securities Purchase Agreement that will provide us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). We received $1.75 million or 70% of the gross proceeds on July 19, 2005 and the balance of $750,000 is expected to be received upon the filing of the registration statement (see below). The agreement provides for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock is convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. After registering the shares of common stock that could be acquired through conversion of preferred shares, Vasomedical may, at its option, require the holders to convert all their preferred stock into common shares if the closing price for the common stock for the preceding 20 trading days has been greater than $1.30 per share. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. Conversion of the preferred stock and exercise of the warrants are subject to limitation such that the beneficial ownership of the Investors and their affiliates shall not exceed 9.99% of the common stock outstanding. Under the terms of a Registration Rights Agreement with the Investors, Vasomedical is to file a registration statement with the Securities and Exchange Commission by September 2, 2005, for the shares of common stock underlying the preferred stock and warrants.

     By the placement of the preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually.

     An event of default occurs if we fail to timely pay the dividend, fail to timely file a registration statement for the shares of common stock underlying the preferred shares and warrants, or have not obtained effectiveness of the registration statement by December 1, 2005, among other specified occurrences. Upon an event of default, the price at which the preferred stock may be converted into common stock is reduced from 85 percent to 75 percent of the then current volume weighted average market price per share, but not more than $0.6606 or less than $0.40 per share (the "Floor Price"). In the event that our quarterly gross revenues are less than $2,500,000, then the Floor Price shall automatically reduce to $0.30. In addition, the holders of the preferred stock have the right to be paid first from the assets of Vasomedical upon any dissolution or liquidation of the company.

                       Vasomedical Inc. and Subsidiaries

                           May 31, 2005, 2004 and 2003


     These securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Vasomedical intends to apply the funds for working capital.

                       Vasomedical, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

------------------------------------------- --------------- ---------------------------- ------------------ -----------------
                 Column A                      Column B              Column C                Column D           Column E
------------------------------------------- --------------- ---------------------------- ------------------ -----------------
                                                                     Additions
                                                            ----------------------------
                                                                 (1)            (2)
                                              Balance at      Charged to    Charged to
                                             beginning of     costs and        other                         Balance at end
                                                period         expenses      accounts       Deductions         of period
------------------------------------------- --------------- --------------- ------------ ------------------ -----------------

Allowance for doubtful accounts
  Year ended May 31, 2005                         $699,203         $11,084          $--    (a)    $315,595          $394,692
  Year ended May 31, 2004                         $768,629        $616,759          $--    (a)    $686,185          $699,203
  Year ended May 31, 2003                       $1,099,687      $1,227,324          $--    (a)  $1,558,382          $768,629

Valuation Allowance- Financing Receivables
  Year ended May 31, 2005                              $--             $--          $--                $--               $--
  Year ended May 31, 2004                         $244,994        $680,000          $--    (b)    $924,994               $--
  Year ended May 31, 2003                         $718,879                          $--    (b)    $473,885          $244,994

Reserve for excess and obsolete inventory
  Year ended May 31, 2005                         $399,477        $166,672          $--                $--          $566,149
  Year ended May 31, 2004                         $280,477        $119,000          $--                $--          $399,477
  Year ended May 31, 2003                         $180,477        $100,000          $--                $--          $280,477

Valuation Allowance - Deferred Tax Asset
  Year ended May 31, 2005                       $1,908,000      $1,866,000          $--                $--        $3,774,000
  Year ended May 31, 2004                         $622,000      $1,286,000          $--                $--        $1,908,000
  Year ended May 31, 2003                              $--        $622,000          $--                $--          $622,000

Provision for warranty obligations
  Year ended May 31, 2005                         $244,917         $27,000          $--    (c)    $153,584          $118,333
  Year ended May 31, 2004                         $788,000        $164,000          $--    (c)    $707,083          $244,917
  Year ended May 31, 2003                         $991,000        $724,000          $--    (c)    $927,000          $788,000

(a) accounts receivable written off, net of $10,000, $0 and $15,000 in recoveries in fiscal years 2005, 2004 and 2003, respectively.
(b)  financing receivables written off
(c)  warranty claims paid