Form 10-Q
period 2005-08-31
VASOMEDICAL INC
filed 2005-10-13
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2005

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

                   180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone Number                                 (516) 997-4600

Number of Shares Outstanding of Common Stock,
     $.001 Par Value, at October 10, 2005     59,364,897


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [X] No [ ]
                                                ---     --

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]
                                                ---     --

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]
                                                ---     --

Vasomedical, Inc. and Subsidiaries



                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

              Consolidated Condensed Balance Sheets as of
                  August 31, 2005 and May 31, 2005                             3

              Consolidated Condensed Statements of Operations for the
                  Three Months Ended August 31, 2005 and 2004                  4

              Consolidated Condensed Statement of Changes in Stockholders'
                  Equity for the Period from June 1, 2005 to August 31, 2005   5

              Consolidated Condensed Statements of Cash Flows for the
                  Three Months Ended August 31, 2005 and 2004                  6

              Notes to Consolidated Condensed Financial Statements             7

     Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     17

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk      27

     Item 4 - Controls and Procedures                                         27

PART II - OTHER INFORMATION                                                   28

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 August 31,            May 31,
                                                                                    2005                2005
                                                                              -----------------    -----------------
                                 ASSETS                                         (unaudited)           (audited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $2,465,446             $989,524
     Certificates of deposit                                                         995,157            1,758,443
     Accounts receivable, net of an allowance for doubtful accounts of
       $459,139 at August 31, 2005, and $394,692 at May 31, 2005                   2,479,103            1,892,002
     Inventories, net                                                              3,075,393            3,360,272
     Other current assets                                                            489,005              223,902
                                                                              -----------------    -----------------
         Total current assets                                                      9,504,104            8,224,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,669,940 at
   August 31, 2005, and $2,626,983 at May 31, 2005                                 2,114,065            2,234,153
DEFERRED INCOME TAXES                                                             14,582,000           14,582,000
OTHER ASSETS                                                                         315,301              321,174
                                                                              -----------------    -----------------
                                                                                 $26,515,470          $25,361,470
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $1,481,360           $1,569,131
     Current maturities of long-term debt and notes payable                          364,301              148,212
     Sales tax payable                                                               222,783              216,753
     Deferred revenue                                                              1,517,893            1,667,080
     Accrued warranty and customer support expenses                                   90,750              110,583
     Accrued professional fees                                                       348,881              401,511
     Accrued commissions                                                             181,653              178,104
                                                                              -----------------    -----------------
         Total current liabilities                                                 4,207,621            4,291,374

LONG-TERM DEBT                                                                       909,303              947,597
ACCRUED WARRANTY COSTS                                                                 4,250                7,750
DEFERRED REVENUE                                                                     958,870              884,452
OTHER LIABILITIES                                                                     34,250               67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       25,000 and 0 at August 31, 2005, and May 31, 2005, respectively,                  250                   --
       issued and outstanding; aggregate liquidation preference of
       $2,514,430 and $0 at August 31, 2005 and May 31, 2005,
       respectively
     Common stock, $.001 par value; 110,000,000 shares authorized;
       58,752,688 and 58,552,688 shares at August 31, 2005, and May 31,
       2005, respectively, issued and outstanding                                     58,752               58,552
     Additional paid-in capital                                                   53,581,430           51,450,639
     Accumulated deficit                                                         (33,239,256)         (32,346,394)
                                                                              -----------------    -----------------
         Total stockholders' equity                                               20,401,176           19,162,797
                                                                              -----------------    -----------------
                                                                                 $26,515,470          $25,361,470
                                                                              =================    =================

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                           Three months
                                                                                         ended August 31,
                                                                              --------------------------------------
                                                                                    2005                 2004
                                                                              -----------------    -----------------
Revenues
   Equipment sales                                                              $2,456,909           $3,974,897
   Equipment rentals and services                                                1,079,462              846,519
                                                                              -----------------    -----------------
     Total revenues                                                              3,536,371            4,821,416

Cost of Sales and Services
   Cost of sales, equipment                                                      1,032,257            1,325,557
   Cost of equipment rentals and services                                          390,927              336,236
                                                                              -----------------    -----------------
     Total cost of sales and services                                            1,423,184            1,661,793

                                                                              -----------------    -----------------
   Gross profit                                                                  2,113,187            3,159,623

Operating Expenses
   Selling, general and administrative                                           2,409,149            3,052,481
   Research and development                                                        512,006              871,898
   Provision for doubtful accounts                                                  70,575              132,956
                                                                              -----------------    -----------------
     Total operating expenses                                                    2,991,730            4,057,335

                                                                              -----------------    -----------------
LOSS FROM OPERATIONS                                                              (878,543)            (897,712)

Other Income (Expense)
   Interest and financing costs                                                    (23,509)             (30,362)
   Interest and other income, net                                                   19,016               13,744
                                                                              -----------------    -----------------
     Total other income (expense)                                                   (4,493)             (16,618)

                                                                              -----------------    -----------------
LOSS BEFORE INCOME TAXES                                                          (883,036)            (914,330)
   Income tax expense, net                                                          (9,826)             (10,000)
                                                                              -----------------    -----------------
NET LOSS                                                                          (892,862)            (924,330)
   Preferred stock dividend                                                       (805,623)                  --
                                                                              -----------------    -----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   $(1,698,485)           $(924,330)
                                                                              =================    =================


Net loss per common share
     - basic                                                                       $(0.03)              $(0.02)
                                                                              =================    =================
     - diluted                                                                     $(0.03)              $(0.02)
                                                                              =================    =================

Weighted average common shares outstanding
     - basic                                                                    58,646,166           58,532,398
                                                                              =================    =================
     - diluted                                                                  58,646,166           58,532,398
                                                                              =================    =================

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                   Additional                                Total
                              Preferred Stock    Common Stock        Paid-in         Accumulated         Stockholders'
                              Shares  Amount   Shares     Amount     Capital           Deficit               Equity
                              ------  ------   ------    -------   ----------     ------------------    -----------------
Balance at June 1, 2005           --     --   58,552,688  $58,552  $51,450,639        $(32,346,394)          $19,162,797
   Issuance of Series D
     convertible
     preferred stock,
     net of costs             25,000   $250                          1,613,209                                 1,613,459
   Warrants  issued  in
     connection  with                                                  411,158                                   411,158
     the issuance
     of Series D
     convertible
     preferred stock
   Beneficial conversion
     feature embedded
     in Series D                                                       786,247                                   786,247
     convertible
     preferred stock issued
   Dividends on Series D
     convertible preferred
     stock                                                            (805,623)                                 (805,623)
   Issuance of common stock
     in connection with the
     issuance of Series D
     convertible preferred
     stock                                       200,000      200      125,800                                   126,000
   Net loss                                                                               (892,862)             (892,862)
                              ------  ------  ----------  -------  -----------     ------------------    -----------------
Balance at August 31, 2005    25,000   $250   58,752,688  $58,752  $53,581,430        $(33,239,256)          $20,401,176
                              ======  ======  ==========  =======  ===========     ==================    =================

The accompanying notes are an integral part of this condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Three months
                                                                                             ended August 31,
                                                                                   -------------------------------------
                                                                                        2005                 2004
                                                                                   ----------------     ----------------
Cash flows from operating activities
     Net loss                                                                           $(892,862)           $(924,330)
                                                                                   ----------------     ----------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                    108,301              149,660
         Provision for doubtful accounts                                                   70,575              132,956
         Reserve for excess and obsolete inventory                                         15,119                8,583
         Changes in operating assets and liabilities
              Accounts receivable                                                        (657,676)             872,142
              Inventories                                                                 292,258             (299,527)
              Other current assets                                                         36,949             (390,054)
              Other assets                                                                 (4,838)             (25,236)
              Accounts payable, accrued expenses and other current liabilities
                                                                                         (372,312)            (577,682)
              Other liabilities                                                            37,668             (191,793)
                                                                                   ----------------     ----------------
                                                                                         (473,956)            (320,951)
                                                                                   ----------------     ----------------
     Net cash used in operating activities                                             (1,366,818)          (1,245,281)
                                                                                   ----------------     ----------------

     Cash flows provided by (used in) investing activities
         Purchase of property and equipment                                                    --             (138,568)
         Purchase of certificates of deposit and treasury bills                                --           (1,474,474)
         Redemptions of certificates of deposit                                           763,286                   --
                                                                                   ----------------     ----------------
     Net cash provided by (used in) investing activities                                  763,286           (1,613,042)
                                                                                   ----------------     ----------------

     Cash flows provided by financing activities
         Payments on long term debt and notes payable                                    (124,257)             (32,326)
         Payments of preferred stock dividends                                             (4,946)                  --
         Payments of preferred stock issue costs                                         (291,343)                  --
         Proceeds from exercise of options and warrants                                        --              130,666
         Proceeds from sale of convertible preferred stock                              2,500,000                   --
                                                                                   ----------------     ----------------
     Net cash provided by financing activities                                          2,079,454               98,340
                                                                                   ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,475,922           (2,759,983)
     Cash and cash equivalents - beginning of period                                      989,524            6,365,049
                                                                                   ----------------     ----------------
     Cash and cash equivalents - end of period                                         $2,465,446           $3,605,066
                                                                                   ================     ================

Non-cash investing and financing activities were as follows:
     Inventories  transferred to (from)  property and equipment,  attributable to
       operating leases, net                                                             $(22,498)             $67,858
     Issue of note for purchase of insurance policy                                      $302,052                   --
     Preferred stock dividends                                                           $800,677                   --
     Preferred stock issue costs                                                         $250,127                   --

Supplemental Disclosures
     Interest Paid                                                                        $23,509              $22,690
     Income taxes paid                                                                    $16,805              $19,526

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005


NOTE A - BASIS OF PRESENTATION

     The consolidated condensed balance sheet as of August 31, 2005, and the related consolidated condensed statements of operations for the three-month periods ended August 31, 2005 and 2004, changes in stockholders' equity for the three-month period ended August 31, 2005, and cash flows for the three-month periods ended August 31, 2005 and 2004, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of August 31, 2005, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2005. Results of operations for the periods ended August 31, 2005 and 2004, are not necessarily indicative of the operating results expected or reported for the full year.

     We believe that our cash flow from operations together with our current cash reserves and the cash received for the sale of convertible preferred stock and warrants on July 19, 2005 (see Note L), will be sufficient to fund our business plan and projected capital requirements through at least May 31, 2006. However, we have incurred significant losses during the last three fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations, which is largely dependent upon the successful commercialization of EECP therapy into the congestive heart failure indication, and depends in part upon the acceptance of the results of the PEECH clinical trial by the medical community and expanded reimbursement coverage to include CHF as being sufficient to promote the adoption of EECP therapy in CHF; or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets -- an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005

performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the next fiscal year that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending August 31, 2006.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company adopted SFAS No. 151 effective for fiscal periods beginning June 1, 2005. We determined that our production facilities are currently operating below normal capacity and as a result we applied production overhead rates based on normal production capacity which resulted in a reduction of the amount of overhead allocated to inventory for the three month period ended August 31, 2005 of $73,000. Had the Company adopted the provisions of SFAS No. 151 beginning in fiscal 2005, there would have been no change in overhead allocation as the Company was operating within its normal production capacity at that time.

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

     During the three-month period ended August 31, 2005, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to three officers, and 31 employees to purchase an aggregate of 511,055 shares of common stock, at an exercise price of $0.57 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest on May 31, 2006, and expire ten years from the date of grant.

     During the three-month period ended August 31, 2005, options to purchase 275,191 shares of common stock at an exercise price of $0.57 - $5.15 were cancelled.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005


     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                       Three months
                                                                                     ended August 31,
                                                                          --------------------------------------
                                                                                 2005                 2004
                                                                          -----------------    -----------------
     Net loss attributable to common stockholders, as reported             $(1,698,485)           $(924,330)
          Deduct: Total stock-based employee compensation expense
            determined under fair value-based method for all awards
                                                                              (212,294)            (170,921)
                                                                          -----------------    -----------------
     Pro forma net loss                                                    $(1,910,779)         $(1,095,251)
                                                                          =================    =================

     Loss per share:
         Basic and diluted - as reported                                       $(0.03)              $(0.02)
                                                                          =================    =================
         Basic and diluted - pro forma                                         $(0.03)              $(0.02)
                                                                          =================    =================

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

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the three months ended August 31, 2005:

        Expected life (years)                            5
        Expected volatility                              73%
        Risk-free interest rate                        4.18%
        Expected dividend yield                         0.0%

NOTE D - LOSS PER COMMON SHARE

     Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted loss per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, plus conversion of convertible preferred stock into common shares based upon the most advantageous conversion rate during the period.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                             Three months ended
                                                                                 August 31,
                                                                     --------------------------------------
                                                                           2005                 2004
                                                                     -----------------    -----------------
Numerator:
   Basic and diluted net loss                                           $(892,862)           $(924,330)
     Deemed dividend related to beneficial conversion
     feature on Series D preferred stock                                 (786,247)                  --
     Series D preferred stock dividends                                   (19,376)                  --
                                                                     -----------------    -----------------
  Net loss attributable to common stockholders                        $(1,698,485)           $(924,330)
                                                                     =================    =================
Denominator:
   Basic - weighted average common shares                              58,646,166           58,532,398
     Stock options                                                             --                   --
     Warrants                                                                  --                   --
                                                                     -----------------    -----------------
   Diluted - weighted average common shares                            58,646,166           58,532,398
                                                                     =================    =================

Basic and diluted loss per common share                                   $(0.03)              $(0.02)


     Options, warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended August 31, 2005 and 2004, respectively, because the effect of their inclusion would be antidilutive.

                                                                                 Three months ended
                                                                                      August 31,
                                                                          --------------------------------------
                                                                               2005                 2004
                                                                          -----------------    -----------------
       Options to purchase common stock                                     6,789,408            5,439,753
       Warrants to purchase common stock                                    2,454,538              200,000
       Convertible preferred stock                                          5,159,959                   --
                                                                          -----------------    -----------------
                                                                           14,403,905            5,639,753
                                                                          =================    =================

NOTE E - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                             August 31,              May 31,
                                                                               2005                  2005
                                                                          -----------------    -----------------
        Raw materials                                                           $912,261             $960,101
        Work in process                                                        1,053,063            1,194,688
        Finished goods                                                         1,110,069            1,205,483
                                                                          -----------------    -----------------
                                                                              $3,075,393           $3,360,272
                                                                          =================    =================

     At August 31, 2005 and May 31, 2005, the Company has recorded reserves for excess and obsolete inventory of $581,268 and $566,149, respectively.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005



NOTE F - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                         August 31, 2005      May 31, 2005
                                                                         ----------------    ---------------
     Land                                                                 $   200,000         $   200,000
     Building and improvements                                              1,383,976           1,383,976
     Office, laboratory and other equipment                                 1,445,168           1,445,168
     EECP systems  under  operating  leases or under loan
        for clinical trials                                                 1,474,990           1,552,121
     Furniture and fixtures                                                   162,068             162,068
     Leasehold improvements                                                   117,803             117,803
                                                                         ----------------    ---------------
                                                                            4,784,005           4,861,136
                                                                         ----------------    ---------------
     Less: accumulated depreciation and amortization                       (2,669,940)         (2,626,983)
                                                                         ----------------    ---------------
                                                                           $2,114,065          $2,234,153
                                                                         ================    ===============



NOTE G - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $302,052. The note, which bears interest at 5.85%, is payable in ten monthly installments consisting of principal and interest, and expires in March 2006. The balance outstanding at August 31, 2005, of $212,974 is presented on the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

NOTE H - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                          August 31, 2005      May 31, 2005
                                                                          -----------------    --------------
     Facility loans (a)                                                       $955,634             $969,566
     Term loans (b)                                                            104,996              126,243
                                                                          -----------------    --------------
                                                                             1,060,630            1,095,809
Less: current portion                                                         (151,327)            (148,212)
                                                                          -----------------    --------------
                                                                              $909,303             $947,597
                                                                          =================    ==============

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

NOTE I - DEFERRED REVENUES

     The Company records revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company began to defer revenue related to domestic

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005


EECP system sales for the fair value of in-service and training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year:

     The changes in the Company's deferred revenues are as follows:

                                                                                 Three months ended
                                                                                    August 31,
                                                                     --------------------------------------
                                                                           2005                 2004
                                                                     -----------------    -----------------
Deferred Revenue at the beginning of the period                        $2,551,532           $2,846,451
ADDITIONS
     Deferred extended service contracts                                  510,855              319,850
     Deferred in-service training                                          47,500               67,500
     Deferred warranty obligations                                        152,500              310,000
RECOGNIZED AS REVENUE
     Deferred extended service contracts                                 (580,000)            (432,771)
     Deferred in-service training                                         (50,000)            (127,500)
     Deferred warranty obligations                                       (155,624)            (332,084)
                                                                     -----------------    -----------------
Deferred revenue at end of period                                       2,476,763            2,651,446
     Less: current portion                                             (1,517,893)          (1,672,713)
                                                                     -----------------    -----------------
Long-term deferred revenue at end of period                              $958,870             $978,733
                                                                     =================    =================

NOTE J - WARRANTY COSTS

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

     Equipment sold to international customers through our distributor network is generally covered by a one- year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

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

     The changes in the Company's product warranty liability are as follows:

                                                                            Three months ended
                                                                                August 31,
                                                                    -----------------------------------
                                                                          2005                2004
                                                                    ---------------     ---------------
      Warranty liability at the beginning of the period                 $118,333            $244,917
          Expense for new warranties issued                               12,000                  --
          Warranty amortization                                          (35,333)            (56,084)
                                                                    ---------------     ---------------
     Warranty liability at end of period                                  95,000             188,833
          Less: current portion                                          (90,750)           (131,833)
                                                                    ---------------     ---------------
     Long-term warranty liability at end of period                        $4,250             $57,000
                                                                    ===============     ===============

NOTE K - INCOME TAXES

     During the three-months ended August 31, 2005 and 2004, we recorded a provision for state income taxes of $9,826 and $10,000, respectively.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005


     As of August 31, 2005, the Company had recorded deferred tax assets of $14,582,000 (net of a $4,073,000 valuation allowance) related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to the expiration of the tax loss carryforwards. Management believes that the Company is positioned for long-term growth despite the losses during fiscal years 2005 and 2004, and that based upon the weight of available evidence, that it is "more likely than not" that the net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. Our estimates are largely dependent upon achieving considerable growth in revenue and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which we believe will enable us to reverse the current trend of increasing losses and generate pre-tax income in excess of $39 million over the next seven years in order to fully utilize all of the deferred tax assets. Such estimates of future taxable income are based on our beliefs, as well as assumptions made by and information currently available to us. Certain critical assumptions associated with our estimates include:

     -- that the results from the PEECH clinical trial, as well as other clinical evidence are sufficiently positive for the PEECH clinical trial to be published in a peer reviewed journal and enable the EECP therapy to obtain approval for a national Medicare reimbursement coverage policy plus other third-party payer reimbursement policies specific to the congestive heart failure indication;
     -- that the reimbursement coverage will be both broad enough in terms of coverage language and at an amount adequate to enable successful commercialization of EECP therapy into the congestive heart failure indication and enable us to achieve material growth in revenue and profits;
     -- that the EECP therapy will be accepted by the medical community as an adjunctive therapy for the treatment of patients suffering from congestive heart failure; and
     -- that we will be able to secure additional financing to provide sufficient funds to market EECP therapy in the congestive heart failure indication.

     Additional   uncertainties  that  could  cause  actual  results  to  differ materially are the following:

     -- the effect of the dramatic changes taking place in the healthcare environment;
     --   the impact of competitive procedures and products and their pricing;
     --   other medical insurance reimbursement policies;
     -- lack of assurance that we will be able to raise additional capital necessary to implement our business plan;
     --   unexpected manufacturing problems;
     -- unforeseen difficulties and delays in the conduct of clinical trials, peer reviewed publications and other product development programs;
     -- the actions of regulatory authorities and third-party payers in the United States and overseas;
     -- uncertainties about the acceptance of a novel therapeutic modality by the medical community;
     --   our recent financial history of declining revenues and losses;
     --   unanticipated loss of management or other key personnel; and
     --   the  risk  factors  reported  from  time to  time in our SEC  reports.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005

          procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patients could improve the economic model for the physician practice;


     -- we have positive clinical evidence from the PEECH clinical trial that was recently concluded, plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators;
     -- we completed the PEECH clinical trial this fiscal year as planned and disclosed the summary results of the trial in March 2005;
     -- we expect the results of the PEECH trial to be published in a peer reviewed journal, which is an important step necessary to support an application to CMS to expand reimbursement coverage of EECP therapy to include CHF patients;
     -- we sustained a period of profitability in fiscal years 2000, 2001 and 2002 with profits before income taxes of $1,290,916, $5,237,242 and $4,240,106, respectively; and
     -- we continue to believe that we will be able to raise sufficient funds to enable us to execute our business plan.

     While we believe that we will be able to execute our business plan over the longer term and we will be able to utilize our tax loss carryforwards, the exact timing of our return to profitability is uncertain, subject to significant management judgments and estimates and dependent on a variety of external factors including: market conditions at that time, the reception of the EECP therapy by the medical professionals and payers and the timing of a Medicare reimbursement decision. It is possible that significant tax loss carryforwards from earlier fiscal years that expire in fiscal years 2006, 2007 and beyond may expire before we are able to use them. As a result of these uncertainties, beginning in fiscal 2004, we began to provide a valuation reserve for all additional tax loss carryforwards that were generated by current operating losses. We review this policy on a quarterly basis and believe that the above valuation reserve is appropriate under the current circumstances.

     The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     The recorded deferred tax asset includes an increase to the valuation allowance of $299,000 during the three-months ended August 31, 2005.

NOTE L - SERIES D CONVERTIBLE PREFERRED STOCK AND WARRANTS

     On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock is convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. Vasomedical may, at its option, require the holders to convert all their preferred stock into common shares if the closing price for the common stock for the preceding 20 trading days has been greater than $1.30 per share. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. Conversion of the preferred stock and exercise of the warrants are subject to limitation such that the beneficial ownership of the Investors and their affiliates shall not exceed 9.99% of the common stock outstanding.

     An event of default occurs if we fail to timely pay the dividend or commence a voluntary case or proceeding under the bankruptcy laws, among other specified occurrences. Upon an event of default, the price at which the preferred stock may be converted into common stock is reduced from 85 percent to 75 percent of the then current volume weighted average market price per share, but not more than $0.6606 or less than $0.40 per share (the "Floor Price"). In the event that our quarterly gross revenues are less than $2,500,000, then the Floor Price shall automatically reduce to $0.30. In addition, the holders of the preferred stock have the right to be paid first from the assets of Vasomedical upon any dissolution or liquidation of the Company in an amount equal to $100 per share plus any declared but unpaid dividends.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005

     Under the terms of a Registration Rights Agreement with the Investors, Vasomedical filed a Form S-3 registration statement with the Securities and Exchange Commission (SEC) on August 22, 2005, for 10,787,871 shares of common stock representing up to 8,533,333 shares issuable in connection with conversion of our Series D Convertible Preferred Stock and up to 2,254,538 shares issuable upon the exercise of our common stock purchase warrants. The registration statement was declared effective by the SEC on September 1, 2005. The total number of shares registered is based on a conversion price of $0.30 per share, which would only have affect in the event of default by Vasomedical of its obligation to holders of the Series D Convertible Preferred Stock.

     These securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Vasomedical intends to apply the funds for working capital.

Warrants and Beneficial Conversion Feature

     The Company applied Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"(EITF No. 98-5) and Emerging Issues Task Force (EITF 00-27) Application of Issue No. 98-5 to Certain Convertible Instruments in accounting for the preferred stock issuance. EITF No. 98-5 provides that detachable warrants issued with convertible securities are valued separately, and that the beneficial conversion feature of the convertible security be measured and recognized over the minimum period over which the shareholders can realize the return.

     The Task Force reached a consensus that convertible preferred securities with a non-detachable conversion feature that is in-the-money at the commitment date represents an embedded beneficial conversion feature that should be recognized as a dividend and recorded to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the allocated portion of the gross proceeds to the convertible preferred stock and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value method).

     The beneficial conversion feature is treated analogous to a dividend and is recognizable immediately over the minimum period during which the preferred shareholders can realize that return. The imputed dividend will increase the Company's loss for the purpose of computing the loss-per-share. The beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the total gross proceeds allocated to the preferred stock as compared to the total market value of the common stock into which the Preferred Stock is convertible on the commitment date. The computed value of the beneficial conversion feature is treated as a deemed dividend immediately with a corresponding increase to paid-in capital. No additional amount will be recognized at the conversion date in recognition of an increase in the fair value of the stock conversion.

     In circumstances in which convertible securities are issued with detachable warrants, the Task Force noted that in order to determine the amount to be allocated to the beneficial conversion feature, the issuer must first allocate the proceeds between the convertible instrument and the detachable warrants using the relative fair value method of APB Opinion Number 14.

     The investors and consultants acquired detachable warrants for the purchase of 1,892,219 and 362,319 shares of common stock, respectively, which were valued at $345,071 and $66,087, respectively. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 18, 2010. For purposes of estimating the intrinsic fair value of each warrant as of July 19, 2005, we utilized the Black-Scholes option-pricing model. We estimated the fair value of the warrants assuming no expected dividends and the following weighted-average assumptions:


                Expected life (years)                   2.5
                Expected volatility                     66%
                Risk-free interest rate               4.16%
                Expected dividend yield                0.0%

     We next determined the intrinsic fair value of the convertible preferred stock as of July 19, 2005, to be $2,941,176 based on the number of common shares that could be acquired as of the date of closing times $0.63, the closing price of the common stock on the date preceding the close of the transaction. In applying  EITF No. 98-5,  we then  allocated  the gross  proceeds of  $2,500,000

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                August 31, 2005

between the warrants and preferred stock based on intrinsic value of each instrument. As a result, we allocated $2,154,929 of gross proceeds to the convertible preferred stock and $345,071 to the detachable warrants. The beneficial conversion feature of $786,247 was then determined by subtracting the allocated proceeds of convertible preferred stock from the intrinsic fair value of convertible preferred stock. The beneficial conversion feature was immediately recognized as a preferred stock dividend, as the preferred stock can be converted immediately.

Dividends

     By the placement of the convertible preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of convertible preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually. For the three-month period ended August 31, 2005, cash dividends of $19,376 were recorded, of which $14,430 were unpaid. Preferred stock dividends in the quarter are summarized as follows:


                                                Amount
                                               -------
                Cash dividends paid             $4,946
                Cash dividends accrued          14,430
                Beneficial conversion feature  786,247
                                              --------
                                              $805,623
                                              ========
Common stock

     The Company issued 200,000 shares of common stock in lieu of cash for $126,000 in consultant services associated with the issuance of the Series D Convertible Preferred Stock. These issue costs were treated as a reduction in the paid-in capital associated with the preferred stock issuance.

NOTE M - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at August 31, 2005 are summarized as follows:

        Twelve month period ended August 31,            Amount
        ------------------------------------            ------
                      2006                              $3,125
                                                        ======
Litigation

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

General Overview

     Vasomedical, Inc. incorporated in Delaware in July 1987 is primarily engaged in designing, manufacturing, marketing and supporting EECP(R) external counterpulsation systems based on our proprietary technology. EECP therapy is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and has been shown to improve systemic vascular function. We provide hospitals and physician private practices with EECP equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

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

     We are also actively engaged in research to establish the potential benefits of EECP therapy in the management of CHF and sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), is intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal within the next few months. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina.

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

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at August 31, 2005.

Accounts Receivable, net

     The Company's accounts receivable -- trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $73,000 less in fixed production overheads into inventory.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets -- an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending August 31, 2006.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company has adopted SFAS No. 151 effective June 1, 2005.

Results of Operations

Three Months Ended August 31, 2005 and 2004

     Net revenue from sales, leases and service of our EECP systems for the three-month periods ended August 31, 2005 and 2004, was $3,536,371 and $4,821,416, respectively, which represented a decline of $1,285,045 or 27%. We reported a net loss of $892,862 compared to $924,330 for the three-month periods ended August 31, 2005 and 2004, respectively. Our net loss per common share was $0.03 for the three-month period ended August 31, 2005 compared to a net loss of $0.02 per share for the three-month period August 31, 2004.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Revenues

     Revenue from equipment sales declined approximately 38% to $2,456,909 for the three-month period ended August 31, 2005 as compared to $3,974,897 for the same period for the prior year. The decline in equipment sales is due primarily to a 43% decline in the number of equipment shipments, partially offset by a 13% improvement in average sales prices. A higher mix of both newer model equipment and new equipment versus used equipment was the primary cause of the increase in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. We anticipate that demand for EECP systems will remain soft until a projected expansion of the current CMS national reimbursement policy for use of EECP therapy to treat congestive heart failure patients is obtained. If we are unable to obtain an adequate national Medicare coverage policy for treatment procedures using the EECP therapy system in CHF, it would adversely affect our business prospects. Although, average domestic selling prices improved compared to the first quarter of fiscal 2005, we anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the first quarter of fiscal 2005,which reduced the average selling price in that period. The average price of new systems sales declined approximately 1% in the first quarter of fiscal 2006 compared to the same period in the prior year. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories. Our revenue from the sale of EECP systems to international distributors in the first quarter of fiscal 2006 decreased approximately 6% to $313,334 compared $334,792 in same period of the prior year reflecting decreased volume.

     The above decline in revenue from equipment sales was partially offset by a 28% increase in revenue from equipment rental and services for the three month period ended August 31, 2005, from the same three-month period in the prior year. Revenue from equipment rental and services represented 31% of total revenue in the first quarter of fiscal 2006 compared to 18% in the first quarter of fiscal 2005. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 38% in service related revenue. The higher service revenue reflects an increase in service, spare parts and consumables as a result of the continued growth of the installed base of EECP systems plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 26%, partially offsetting the above. The decline was due to a multi-system customer defaulting on its rental payments; consequently, we shifted to a cash basis for revenue recognition for this customer.

Gross Profit

     The gross profit declined to $2,113,187 or 60% of revenues for the three-month period ended August 31, 2005, compared to $3,159,623 or 66% of revenues for the three-month period ended August 31, 2004. Gross profit margin as a percentage of revenue for the three-month period ended August 31, 2005, decreased compared to the same year of the prior fiscal year despite the improvement in average selling prices, mainly due to the higher production units costs associated with reduced production volumes in the last two fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the first quarter of fiscal 2006. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended August 31, 2005 and 2004, were $2,409,149 or 68% of revenues and $3,052,481 or 63% of revenues, respectively reflecting an decrease of $643,332 or approximately 21%. The decrease in SG&A expenditures in the first quarter of fiscal 2006 compared to fiscal 2005 resulted primarily from decreased sales and

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

marketing expenditures reflecting lower sales and marketing personnel and travel, plus reduced market research and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $512,006 or 14% of revenues for the three months ended August 31, 2005, decreased by $359,892 or 41%, from the prior three months ended August 31 2004, of $871,898 or 18% of revenues. The decrease is primarily attributable to lower new product development spending.

Provision for Doubtful Accounts

     During the three-month period ended August 31, 2005, the Company charged $70,575 to its provision for doubtful accounts as compared to $132,956 during the three-month period ended August 31, 2004, reflecting lower sales volume.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $23,509 in the three-month period ended August 31, 2005, from $30,362 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the first quarter of 2006 and 2005, were $19,016 and $13,744, respectively. The increase in interest income from the prior period is the direct result of $8,871 in increased unrealized gain on investments. Lower average cash balances invested during the quarter compared to the prior period partially offset the above.

Income Tax Expense, Net

     During the three-months ended August 31, 2005 and 2004, we recorded a provision for state income taxes of $9,826 and $10,000, respectively.

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,073,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. Ultimate realization of the deferred tax assets is dependent upon our generating sufficient taxable income prior to the expiration of the tax loss carryforwards. We believe that the Company is positioned for long-term growth despite the losses during fiscal years 2005, 2004 and 2003, and that based upon the weight of available evidence, that it is "more likely than not" that net deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon management's estimate of a greater than 50% probability that its long range business plan can be realized.

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

     Additional   uncertainties  that  could  cause  actual  results  to  differ materially are the following:

     -- the effect of the dramatic changes taking place in the healthcare environment;
     --   the impact of competitive procedures and products and their pricing;
     --   other medical insurance reimbursement policies;
     -- lack of assurance that we will be able to raise additional capital necessary to implement our business plan;
     --   unexpected manufacturing problems;
     -- unforeseen difficulties and delays in the conduct of clinical trials, peer-reviewed publications and product development programs;
     -- the actions of regulatory authorities and third-party payers in the United States and overseas;
     -- uncertainties about the acceptance of a novel therapeutic modality by the medical community;
     --   our recent financial history of declining revenues and losses;
     --   unanticipated loss of management or other key personnel; and
     --   the risk factors reported from time to time in our SEC reports.

     Factors considered by us in making our assumptions and included in our long-term business plan are the following:

     -- we currently have FDA clearance to market EECP therapy in congestive heart failure;
     -- independent market research indicates that the patient population potentially eligible for EECP therapy in congestive heart failure market is larger than the current refractory angina patient population and when the two patient populations are combined the total market opportunity for EECP therapy will be more than double;
     -- many physician practices have told us that they do not have a sufficient number of patients to economically justify adoption of the procedure with the current reimbursement coverage for refractory angina. The increased market size resulting from the addition of CHF patients could improve the economic model for the physician practice;
     -- we have positive clinical evidence from the PEECH clinical trial that was recently concluded, plus other smaller clinical trials and the IEPR patient registry that demonstrates the clinical effectiveness of EECP therapy in the treatment of congestive heart failure to medical providers, payers and regulators;
     -- we completed the PEECH clinical trial this fiscal year as planned and disclosed the summary results of the trial in March 2005;
     -- we expect the results of the PEECH trial to be published in a peer-reviewed journal, which is an important step necessary to support an application to CMS to expand reimbursement coverage of EECP therapy to include CHF patients;
     -- we sustained a period of profitability in fiscal years 2000, 2001 and 2002 with profits before income taxes of $1,290,916, $5,237,242 and $4,240,106, respectively; and
     -- we continue to believe that we will be able to raise sufficient funds to enable us to execute our business plan.

     While we believe that we will be able to execute our business plan over the longer term and we will be able to utilize our tax loss carryforwards, the exact timing of our return to profitability is uncertain, subject to significant management judgments and estimates and dependent on a variety of external factors including: market conditions at that time, the reception of EECP therapy by medical professionals and payers and the timing of a Medicare reimbursement decision. It is possible that significant tax loss carryforwards from earlier fiscal years that expire in fiscal years 2006, 2007 and beyond may expire before we are able to use them. As a result of these uncertainties, beginning in fiscal 2004, we began to provide a valuation reserve for all additional tax loss carryforwards that were generated

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

by current operating losses. We review this policy on a quarterly basis and believe that the above valuation reserve is appropriate under the current circumstances.

     The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     The recorded deferred tax asset and increase to the valuation allowance during the three months ended August 31, 2005 was $299,000.

Liquidity and Capital Resources

     We have financed our operations in fiscal 2006 and fiscal 2005 from working capital and in fiscal 2006 from the issuance of preferred stock. At August 31, 2005, we had a cash, cash equivalents, and certificates of deposit balance of $3,460,603 and working capital of $5,296,483 as compared to a cash, cash equivalents, and certificates of deposit balance of $2,747,967 and working capital of $3,932,769 at May 31, 2005. Our cash, cash equivalents, and certificates of deposit balances increased $1,475,922 in fiscal year 2006 primarily due to $2,208,657 in net proceeds from the issuance of preferred stock, partially offset by the net loss of $892,862.

     The increase in cash used in our operating activities during the first quarter of fiscal year 2006 resulted primarily from the net loss of $892,862 plus adjustments to reconcile net loss to net cash provided by operating activities of $473,956. Changes in our operating assets and liabilities were $667,951. The changes in the asset components primarily reflect an increase in accounts receivable of $657,676, offset by lower inventory of $292,258. The changes in our operating liability components reflect a decrease in accounts payable and accrued liabilities of $372,312 and an increase in other liabilities of $37,668. Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs of $193,995 partially offset the above. Net accounts receivable were 70% of quarterly revenues for the three-month period ended August 31, 2005, compared to 94% at the end of the three-month period ended August 31, 2004, and accounts receivable turnover decreased to 4.0 times as of August 31, 2005, as compared to 4.5 times as of August 31, 2004.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first quarter of fiscal 2006 and 2005, approximately 0% and 1%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $763,286 during the three-month period ended August 31, 2005. Cash was provided by the sale of short-term certificates of deposit. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months.

     Our financing activities provided net cash of $2,079,454 during the three-month period ended August 31, 2005, reflecting $2,208,657 in net proceeds received from the issuance of preferred stock, less payments on our outstanding notes and loans totaling $124,257, and preferred stock dividend payments totaling $4,946. On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP. The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share.

     We do not have an available line of credit.

     We believe that our projected cash flow from operations together with our current cash reserves and working capital will be sufficient to fund our

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

business plan and projected capital requirements through at least May 31, 2006; however, we have incurred significant losses during the last two fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2005.

                                                                        Due as of       Due as of
                                                      Due as of        8/31/07 and     8/31/09 and          Due
                                      Total            8/31/06           8/31/08         8/31/10        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,060,630        $151,327         $141,130        $128,982        $639,191
Notes Payable                            212,974         212,974
Operating Leases                          53,299          49,739            3,560              --              --
Litigation Settlement                    167,250         133,000           34,250              --              --
Employment Agreements (a)                  3,125           3,125               --              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash                $1,497,278       $ 550,165         $178,940        $128,982        $639,191
Obligations
====================================================================================================================

(a) We intend to incur a contractual cash requirement in the future with our President and Chief Executive Officer.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain financial market risks, including changes in interest rates. All of our revenue, expenses and capital spending are transacted in US dollars. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended August 31, 2005 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                               VASOMEDICAL, INC.

                       By:    /s/ Thomas Glover
                              -----------------
                              Thomas Glover
                              Chief Executive Officer and Director
                              (Principal Executive Officer)

                              /s/ Thomas W. Fry
                              -----------------
                              Thomas W. Fry
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)


Date:  October 13, 2005