Form 10-Q
period 2005-11-30
VASOMEDICAL INC
filed 2006-01-17
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended November 30, 2005

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

Number of Shares Outstanding of Common Stock,
        $.001 Par Value, at January 13, 2006 62,464,897


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

Vasomedical, Inc. and Subsidiaries



                                     INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

          Consolidated Condensed Balance Sheets as of
               November 30, 2005 and May 31, 2005                            3

          Consolidated Condensed Statements of Operations for the
               Six and Three Months Ended November 30, 2005 and 2004         4

          Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Period from June 1, 2005 to November 30, 2005  5

          Consolidated Condensed Statements of Cash Flows for the
               Six Months Ended November 30, 2005 and 2004                   6

          Notes to Consolidated Condensed Financial Statements               7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     17

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    29

     Item 4 - Controls and Procedures                                       29

PART II - OTHER INFORMATION                                                 30

                       Vasomedical, Inc. and Subsidiaries

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                November 30,           May 31,
                                                                                    2005                 2005
                                                                              -----------------    -----------------
                                  ASSETS                                         (unaudited)           (audited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $2,655,400             $989,524
     Certificates of deposit                                                         293,686            1,758,443
     Accounts receivable, net of an allowance for doubtful accounts of
       $458,639 at November 30, 2005, and $394,692 at May 31, 2005                 2,068,038            1,892,002
     Inventories, net                                                              2,949,298            3,360,272
     Other current assets                                                            370,680              223,902
                                                                              -----------------    -----------------
         Total current assets                                                      8,337,102            8,224,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,548,367 at
   November 30, 2005, and $2,626,983 at May 31, 2005                               1,892,501            2,234,153
DEFERRED INCOME TAXES                                                                     --           14,582,000
OTHER ASSETS                                                                         316,094              321,174
                                                                              -----------------    -----------------
                                                                                 $10,545,697          $25,361,470
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $1,702,527           $1,569,131
     Current maturities of long-term debt and notes payable                          258,477              148,212
     Sales tax payable                                                               218,206              216,753
     Deferred revenue                                                              1,718,581            1,667,080
     Accrued warranty and customer support expenses                                   62,000              110,583
     Accrued professional fees                                                       330,207              401,511
     Accrued commissions                                                             189,567              178,104
                                                                              -----------------    -----------------
         Total current liabilities                                                 4,479,565            4,291,374

LONG-TERM DEBT                                                                       888,805              947,597
ACCRUED WARRANTY COSTS                                                                 3,000                7,750
DEFERRED REVENUE                                                                     842,449              884,452
OTHER LIABILITIES                                                                         --               67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       20,500 and 0 at November 30, 2005, and May 31, 2005,                              205                   --
       respectively, issued and outstanding; aggregate liquidation preference of $2,067,083 and $0 at November 30, 2005 and May 31,
       2005, respectively
     Common stock, $.001 par value; 110,000,000 shares authorized;
       59,964,897 and 58,552,688 shares at November 30, 2005, and May
       31, 2005, respectively, issued and outstanding                                 59,964               58,552
     Additional paid-in capital                                                   46,143,600           51,450,639
     Accumulated deficit                                                         (41,871,891)         (32,346,394)
                                                                              -----------------    -----------------
         Total stockholders' equity                                                4,331,878           19,162,797
                                                                              -----------------    -----------------
                                                                                 $10,545,697          $25,361,470
                                                                              =================    =================

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Six Months Ended                     Three Months Ended
                                                           November 30,                          November 30,
                                                 ---------------------------------     --------------------------------
                                                      2005               2004               2005              2004
                                                 ---------------    --------------     --------------     -------------
Revenues
   Equipment sales                                  $4,191,318         $6,497,459         $1,734,409        $2,522,562
   Equipment rentals and services                    2,025,237          1,785,632            945,775           939,113
                                                 ---------------    --------------     --------------     -------------
     Total revenues                                  6,216,555          8,283,091          2,680,184         3,461,675

Cost of Sales and Services
   Cost of sales, equipment                          1,857,405          2,202,664            825,148           877,343
   Cost of equipment rentals and services              663,608            633,003            272,681           296,531
                                                 ---------------    --------------     --------------     -------------
      Total cost of sales and services               2,521,013          2,835,667          1,097,829         1,173,874

                                                 ---------------    --------------     --------------     -------------
Gross Profit                                         3,695,542          5,447,424          1,582,355         2,287,801

Operating Expenses
   Selling, general and administrative               4,917,773          6,140,879          2,508,624         3,088,398
   Research and development                          1,115,702          1,657,846            603,696           785,948
   Provision for doubtful accounts                      70,575            132,956                 --                --
                                                 ---------------    --------------     --------------     -------------
     Total operating expenses                        6,104,050          7,931,681          3,112,320         3,874,346

                                                 ---------------    --------------     --------------     -------------
LOSS FROM OPERATIONS                                (2,408,508)        (2,484,257)        (1,529,965)       (1,586,545)

Other Income (Expense)
   Interest and financing costs                        (44,953)           (59,040)           (21,444)          (28,678)
   Interest and other income, net                       40,790             30,827             21,774            17,083
                                                 ---------------    --------------     --------------     -------------
     Total other income (expense)                       (4,163)           (28,213)               330           (11,595)

                                                 ---------------    --------------     --------------     -------------

LOSS BEFORE INCOME TAXES                            (2,412,671)        (2,512,470)        (1,529,635)       (1,598,140)
   Income tax expense, net                          (7,112,826)           (21,683)        (7,103,000)          (11,683)
                                                 ---------------    --------------     --------------     -------------
NET LOSS                                            (9,525,497)        (2,534,153)        (8,632,635)       (1,609,823)
   Preferred Stock Dividend                           (854,536)                --            (48,913)               --
                                                 ---------------    --------------     --------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                  $(10,380,033)       $(2,534,153)       $(8,681,548)      $(1,609,823)
                                                 ===============    ==============     ==============     =============

Net loss per common share
     - basic                                            $(0.18)            $(0.04)            $(0.15)           $(0.03)
                                                 ===============    ==============     ==============     =============
     - diluted                                          $(0.18)            $(0.04)            $(0.15)           $(0.03)
                                                 ===============    ==============     ==============     =============

Weighted average common shares
  outstanding
     - basic                                        59,031,491         58,542,488         59,421,050        58,552,688
                                                 ===============    ==============     ==============     =============
     - diluted                                      59,031,491         58,542,488         59,421,050        58,552,688
                                                 ===============    ==============     ==============     =============

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                   Additional                                Total
                              Preferred Stock    Common Stock        Paid-in         Accumulated         Stockholders'
                              Shares  Amount   Shares     Amount     Capital           Deficit               Equity
                              ------  ------   ------    -------   ----------     ------------------    -----------------
Balance at June 1, 2005           --     --   58,552,688  $58,552  $51,450,639        $(32,346,394)          $19,162,797
   Issuance of Series D
     convertible
     preferred stock,
     net of costs             25,000   $250                          1,613,209                                 1,613,459
   Warrants  issued  in
     connection  with
     the issuance
     of Series D
     convertible
     preferred stock                                                   411,158                                   411,158
   Beneficial conversion
     feature embedded
     in Series D
     convertible
     preferred stock issued                                            786,247                                   786,247
   Dividends on Series D
     convertible preferred
     stock                                                            (854,536)                                 (854,536)
   Issuance of common stock
     in connection with the
     issuance of Series D
     convertible preferred
     stock                                       200,000      200      125,800                                   126,000
   Issuance of common stock
     in connection with the
     conversion of Series D
     convertible preferred
     stock                    (4,500)   (45)     987,209      987         (942)                                     --
   Issaunce of common stock
     in payment of outside
     director fees                               225,000      225      101,025                                   101,250
   Reserve for tax benefit of
     stock options and warrants
     exercised in prior years                                       (7,489,000)                               (7,489,000)
   Net loss                                                                             (9,525,497)           (9,525,497)
                              ------  ------  ----------  -------  -----------     ------------------    -----------------
Balance at November 30, 2005  20,500   $205   59,964,897  $59,964  $46,143,600        $(41,871,891)           $4,331,878
                              ======  ======  ==========  =======  ===========     ==================    =================

The accompanying notes are an integral part of this condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Six months ended
                                                                                                November 30,
                                                                                    ------------------------------------
                                                                                         2005                2004
                                                                                    ---------------     ----------------
Cash flows from operating activities
     Net loss                                                                          $(9,525,497)        $(2,534,153)
                                                                                    ---------------     ----------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                     307,379             298,127
         Provision for doubtful accounts                                                    70,575             132,956
         Reserve for excess and obsolete inventory                                         (82,765)             27,062
         Deferred income taxes                                                           7,093,000                  --
         Common stock issued for services                                                  101,250                  --
         Changes in operating assets and liabilities
              Accounts receivable                                                         (246,611)          2,914,589
              Inventories                                                                  549,675          (1,062,827)
              Other current assets                                                         155,274            (204,873)
              Other assets                                                                 (16,583)            (37,749)
              Accounts payable, accrued expenses and other current liabilities              25,843          (1,204,245)
              Other liabilities                                                           (114,253)           (412,568)
                                                                                    ---------------     ----------------
                                                                                         7,842,784             450,472
                                                                                    ---------------     ----------------
     Net cash used in operating activities                                              (1,682,713)         (2,083,681)
                                                                                    ---------------     ----------------

     Cash flows provided by (used in) investing activities
         Purchase of property and equipment                                                     --            (163,772)
         Purchase of certificates of deposit and treasury bills                                 --          (2,269,460)
         Redemptions of certificates of deposit                                          1,464,757                  --
                                                                                    ---------------     ----------------
     Net cash provided by (used in) investing activities                                 1,464,757          (2,433,232)
                                                                                    ---------------     ----------------

     Cash flows provided by financing activities
         Payments on long term debt and notes payable                                     (250,579)            (65,340)
         Payments of preferred stock dividends                                             (51,206)                 --
         Payments of preferred stock issue costs                                          (314,383)                 --
         Proceeds from exercise of options and warrants                                         --             130,666
         Proceeds from sale of convertible preferred stock                               2,500,000                  --
                                                                                    ---------------     ----------------
     Net cash provided by financing activities                                           1,883,832              65,326
                                                                                    ---------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,665,876          (4,451,587)
     Cash and cash equivalents - beginning of period                                       989,524           6,365,049
                                                                                    ---------------     ----------------
     Cash and cash equivalents - end of period                                          $2,655,400          $1,913,462
                                                                                    ===============     ================

Non-cash investing and financing activities were as follows:
     Inventories  transferred to (from)  property and equipment,  attributable  to
       operating leases, net                                                              $(55,938)           $114,488
     Issue of note for purchase of insurance policy                                       $302,052                  --
     Preferred stock dividends                                                            $803,330                  --
     Preferred stock issue costs                                                          $227,087                  --

Supplemental Disclosures
     Interest Paid                                                                         $44,953             $59,040
     Income taxes paid                                                                     $22,086             $19,526

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


NOTE A - BASIS OF PRESENTATION

     The consolidated  condensed  balance sheet as of November 30, 2005, and the related consolidated condensed statements of operations for the six and three-month periods ended November 30, 2005 and 2004, changes in stockholders' equity for the six-month period ended November 30, 2005, and cash flows for the six-month periods ended November 30, 2005 and 2004, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of November 30, 2005, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2005. Results of operations for the periods ended November 30, 2005 and 2004 are not necessarily indicative of the operating results expected or reported for the full year.

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Profitability is largely dependent on reducing operating costs as well as halting the declining revenue trend and maintaining our current base of revenue in the refractory angina market. Our ability to maintain our current base of revenue is largely dependent upon refocusing our sales and marketing efforts in the refractory angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and reduce operating costs as described below or raise additional capital we will not be able to continue as a going concern.

     In order to bring the Company's cost structure more into alignment with its current revenue base in the refractory angina market, we have planned a company restructuring to be initiated in January 2006. The restructure will reduce manufacturing and operating costs by approximately $3 million per year compared to current levels, help us to conserve cash and provide additional time necessary to complete the application process for expanded reimbursement coverage with The Centers for Medicare and Medicaid Services (CMS) and an opportunity to rebuild sales to a profitable level.

     We believe that our cash flow from operations following the restructuring initiated in January 2006, together with our current cash reserves and the cash received from the sale of convertible preferred stock and warrants on July 19, 2005, will be sufficient to fund our minimum projected capital requirements through at least May 31, 2006, however it is not possible to predict the impact of the Proposed Decision Memorandum issued December 20, 2005, on current operations.

     In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings or other means. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to further scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

     The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

     Certain reclassifications have been made to the prior year's amounts to conform with the current year's presentation.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company adopted SFAS No. 153 effective for fiscal periods beginning September 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company adopted SFAS No. 151 effective for fiscal periods beginning June 1, 2005. We determined that our production facilities are currently operating below normal capacity and as a result we applied production overhead rates based on normal production capacity which resulted in a reduction of the amount of overhead allocated to inventory for the six month and three month periods ended November 30, 2005 of $141,000 and $68,000, respectively. Had the Company adopted the provisions of SFAS No. 151 beginning in fiscal 2005, there would have been no change in overhead allocation as the Company was operating within its normal production capacity at that time.

NOTE C - STOCK-BASED COMPENSATION

     The Company has five stock-based employee and director compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     During the six-month period ended November 30, 2005, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to three officers, and 49 employees to purchase an aggregate of 1,218,045 shares of common stock, at an exercise price of $0.45 to $0.58 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over one to three year periods, and expire ten years from the date of grant.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


     During the six-month period ended November 30, 2005, options to purchase 391,410 shares of common stock at an exercise price of $0.57 - $5.15 were cancelled.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   Six Months Ended                        Three Months Ended
                                                     November 30,                            November 30,
                                        --------------------------------------     ----------------------------------
                                               2005                 2004                2005                2004
                                        -----------------    -----------------     --------------     ---------------
Net  loss   attributable   to   common   $(10,380,033)        $(2,534,153)          $(8,681,548)       $(1,609,823)
stockholders, as reported
     Deduct: Total stock-based
       employee compensation expense
       determined under fair                 (433,742)           (653,526)             (221,448)          (482,605)
       value-based method for all
       awards
                                        -----------------    -----------------     --------------     ---------------
Pro forma net loss                       $(10,813,775)        $(3,187,679)          $(8,902,996)       $(2,092,428)
                                        =================    =================     ==============     ===============
Loss per share:
    Basic and diluted - as reported          $(0.18)              $(0.04)               $(0.15)            $(0.03)
                                        =================    =================     ==============     ===============
    Basic and diluted - pro forma            $(0.18)              $(0.05)               $(0.15)            $(0.04)
                                        =================    =================     ==============     ===============

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

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the six months ended November 30, 2005:

        Expected life (years)                             5
        Expected volatility                              70%
        Risk-free interest rate                        4.13%
        Expected dividend yield                         0.0%

NOTE D - LOSS PER COMMON SHARE

     Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted loss per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, plus conversion of convertible preferred stock into common shares based upon the most advantageous conversion rate during the period, unless the effect on results of operations is antidilutive.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


        The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                           Six Months Ended                 Three Months Ended
                                                             November 30,                       November 30,
                                                  ----------------------------------    -------------------------------
                                                       2005               2004               2005             2004
                                                  ---------------    ---------------    --------------    -------------
Numerator:
   Net loss                                         $(9,525,497)       $(2,534,153)      $(8,632,635)      $(1,609,823)
     Deemed  dividend  related  to  beneficial
     conversion  feature on Series D preferred
     stock                                             (786,247)                --                --                --
     Series D preferred stock dividends                 (68,289)                --           (48,913)               --
                                                  ---------------    ---------------    --------------    -------------
   Net    loss    attributable    to    common
   stockholders - basic and diluted                $(10,380,033)       $(2,534,153)      $(8,681,548)      $(1,609,823)
                                                  ===============    ===============    ==============    =============
Denominator:
   Basic - weighted average common shares            59,031,491         58,542,488        59,421,050        58,552,688
     Stock options                                           --                 --                --                --
     Warrants                                                --                 --                --                --
     Convertible preferred stock                             --                 --                --                --
                                                  ---------------    ---------------    --------------    -------------
   Diluted - weighted average common shares          59,031,491         58,542,488        59,421,050        58,552,688
                                                  ===============    ===============    ==============    =============

Basic and diluted loss per common share                  $(0.18)            $(0.04)           $(0.15)           $(0.03)
                                                  ===============    ===============    ==============    =============

     Options, warrants, and convertible preferred stock to purchase common stock, in accordance with the following table, were excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                                                                           Six months and three months
                                                                               ended November 30,
                                                                      --------------------------------------
                                                                            2005                 2004
                                                                      ----------------     -----------------
  Options to purchase common stock                                         7,372,179          6,893,086
  Warrants to purchase common stock                                        2,454,538            200,000
  Convertible preferred stock                                              5,125,000                 --
                                                                      ----------------     -----------------
                                                                          14,951,717          7,093,086
                                                                      ================     =================

NOTE E - INVENTORIES, NET

     Inventories, net consist of the following:

                                                                       November 30,            May 31,
                                                                           2005                 2005
                                                                     -----------------    -----------------
  Raw materials                                                            $857,239             $960,101
  Work in process                                                         1,053,185            1,194,688
  Finished goods                                                          1,038,874            1,205,483
                                                                     -----------------    -----------------
                                                                         $2,949,298           $3,360,272
                                                                     =================    =================

     At November 30, 2005 and May 31, 2005, the Company has recorded reserves for excess and obsolete inventory of $483,384 and $566,149, respectively.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                     November 30,           May 31,
                                                                         2005                2005
                                                                    ----------------    ---------------
Land                                                                  $   200,000        $   200,000
Building and improvements                                               1,383,976          1,383,976
Office, laboratory and other equipment                                  1,444,850          1,445,168
EECP systems  under  operating  leases or under loan
   for clinical trials or evaluations                                   1,132,171          1,552,121
Furniture and fixtures                                                    162,068            162,068
Leasehold improvements                                                    117,803            117,803
                                                                    ----------------    ---------------
                                                                        4,440,868          4,861,136
                                                                    ----------------    ---------------
Less: accumulated depreciation and amortization                        (2,548,367)        (2,626,983)
                                                                    ----------------    ---------------
                                                                       $1,892,501         $2,234,153
                                                                    ================    ===============

NOTE G - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $302,052. The note, which bears interest at 5.85%, is payable in ten monthly installments consisting of principal and interest, and expires in March 2006. The balance outstanding at November 30, 2005, of $122,586 is presented on the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

NOTE H - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                       November 30,           May 31,
                                                                           2005                2005
                                                                     -----------------    --------------
Facility loans (a)                                                       $942,183             $969,566
Term loans (b)                                                             82,513              126,243
                                                                     -----------------    --------------
                                                                        1,024,696            1,095,809
Less: current portion                                                    (135,891)            (148,212)
                                                                     -----------------    --------------
                                                                         $888,805             $947,597
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

NOTE I - DEFERRED REVENUES

     The Company records revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, the Company prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21, the Company began to defer revenue related to domestic

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005

EECP system sales for the fair value of in-service and training to the period when the services are rendered and for service arrangements ratably over the service period, which is generally one year:

     The changes in the Company's deferred revenues are as follows:

                                                           Six Months Ended                    Three Months Ended
                                                             November 30,                         November 30,
                                                    ------------------------------       ------------------------------
                                                        2005             2004                2005             2004
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,551,532       $2,846,451          $2,476,763       $2,651,446
ADDITIONS
     Deferred extended service contracts               1,177,310        1,044,364             666,455          724,514
     Deferred in-service and training                     85,000          117,500              37,500           50,000
     Deferred service arrangements                       265,000          497,500             112,500          187,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts              (1,143,855)        (883,446)           (563,855)        (450,675)
     Deferred in-service and training                    (85,000)        (170,000)            (35,000)         (42,500)
     Deferred service arrangements                      (288,957)        (678,751)           (133,333)        (346,667)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      2,561,030        2,773,618           2,561,030        2,773,618
     Less: current portion                            (1,718,581)      (1,959,910)         (1,718,581)      (1,959,910)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $842,449         $813,708            $842,449         $813,708
                                                    =============    =============       =============    =============

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

     Equipment sold to international customers through our distributor network is generally covered by a one- year warranty period. We do not offer a service arrangement to international customers; consequently, for these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003, will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses.

     The changes in the Company's product warranty liability are as follows:

                                                          Six Months Ended                   Three Months Ended
                                                            November 30,                         November 30,
                                                   -------------------------------      ------------------------------
                                                       2005              2004               2005             2004
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the             $118,333          $244,917            $95,000         $188,833
   period
     Expense for new warranties issued                   15,000                --              3,000               --
     Warranty amortization                              (68,333)          (90,334)           (33,000)         (34,250)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                      65,000           154,583             65,000          154,583
     Less: current portion                              (62,000)         (120,083)           (62,000)        (120,083)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period            $3,000           $34,500             $3,000          $34,500
                                                   =============     =============      =============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005

NOTE K - INCOME TAXES

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,674,000 valuation allowance related to the anticipated recovery of tax loss carryforwards.

     As discussed in Note N, on December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum (PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF. Current coverage for CCSC class III/IV refractory angina will remain in effect.

     Consequently, we could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero. During the six-months ended November 30, 2005 and 2004, we thus recorded a provision for income taxes of $7,112,826 and $21,683, respectively. The provision for income taxes for the second quarter of fiscal 2006 consisted mainly of a $7,093,000 increase  in the  valuation  allowance,  but  does  not  include  an  additional
$7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     Prior to December 20, 2005, we believed that the Company was positioned for long-term growth despite the declines in revenue and significant operating losses during the last three fiscal years, and that based upon the weight of available evidence, that it was "more likely than not" that net deferred tax assets would be realized. The "more likely than not" standard is subjective, and was based upon management's estimate of a greater than 50% probability that its long range business plan could be realized. Our estimates were largely dependent upon achieving considerable growth in revenue and profits resulting from the successful commercialization of EECP therapy into the congestive heart failure indication, which we believed would have enabled us to reverse the current trend of increasing losses and generate pre-tax income in excess of $39 million over the next seven years in order to fully utilize all of the deferred tax assets.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005

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

     We next determined the intrinsic fair value of the convertible preferred stock as of July 19, 2005, to be $2,941,176 based on the number of common shares that could be acquired as of the date of closing times $0.63, the closing price of the common stock on the date preceding the close of the transaction. In

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005

applying EITF No. 98-5, we then allocated the gross proceeds of $2,500,000 between the warrants and preferred stock based on intrinsic value of each instrument. As a result, we allocated $2,154,929 of gross proceeds to the convertible preferred stock and $345,071 to the detachable warrants. The beneficial conversion feature of $786,247 was then determined by subtracting the allocated proceeds of convertible preferred stock from the intrinsic fair value of convertible preferred stock. The beneficial conversion feature was immediately recognized as a preferred stock dividend, as the preferred stock can be converted immediately.

Dividends

     By the placement of the convertible preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of convertible preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually. For the six-month period ended November 30, 2005, cash dividends of $68,289 were recorded, of which $17,083 were unpaid. Preferred stock dividends for the six months ended November 30, 2005, are summarized as follows:


                                                    Amount
                                                    ------
        Cash dividends paid                        $51,206
        Cash dividends accrued                      17,083
        Beneficial conversion feature              786,247
                                               --------------
                                                  $854,536
                                               ==============

Common stock

     The Company issued 200,000 shares of common stock in lieu of cash for $126,000 in consultant services associated with the issuance of the Series D Convertible Preferred Stock. These issue costs were treated as a reduction in the paid-in capital associated with the preferred stock issuance.

Conversion of preferred stock to common stock

     During the three months ended November 30, 2005, 4,500 shares of Series D Convertible Preferred Stock were converted into 987,209 shares of common stock.

NOTE M - COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

NOTE N - SUBSEQUENT EVENT

     We sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), was intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal within the next few months. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina.

     However,  on December 20, 2005, CMS issued a Proposed  Decision  Memorandum
(PDM) to keep the existing coverage with no changes for expansion of External Counterpulsation therapy. In its announcement, CMS states, "CMS is seeking public comment on the proposed determination that the evidence is not adequate

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               November 30, 2005


to conclude that external counterpulsation therapy is reasonable and necessary for Canadian Cardiovascular Society classification (CCSC) II Angina and NYHA
Class II/III stable heart failure with ejection fraction < 35%." Current coverage for CCSC class III/IV refractory angina will remain in effect. A final decision is anticipated by March 20, 2006. It is not possible to predict the impact of the Centers for Medicare and Medicaid Services (CMS) Proposed Decision Memorandum (PDM) issued December 20, 2005, on current operations.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies, including the continued inability to obtain Medicare reimbursement for congestive heart failure patents; unexpected manufacturing or supplier problems; the ability to attract and retain qualified executives and employees; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

     We sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), was intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal within the next few months. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina.

     On December 20, 2005, CMS issued a Proposed Decision Memorandum to maintain the existing coverage with no changes for expansion of external counterpulsation therapy. In its announcement, CMS states, "CMS is seeking public comment on the proposed determination that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for Canadian Cardiovascular Society classification (CCSC) II Angina and NYHA Class II/III stable heart failure with ejection fraction < 35%."

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Profitability is largely dependent on reducing operating costs as well as halting the declining revenue trend and maintaining our current base of revenue in the refractory angina market. Our ability to maintain our current base of revenue is largely dependent upon refocusing our sales and marketing efforts in the refractory angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and reduce operating costs as described below or raise additional capital we will not be able to continue as a going concern.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     In order to bring the Company's cost structure more into alignment with its current revenue base in the refractory angina market, we have planned a company restructuring to be initiated in January 2006. The restructure will reduce manufacturing and operating costs by approximately $3 million per year compared to current levels, help us to conserve cash and provide additional time necessary to complete the application process for expanded reimbursement coverage with The Centers for Medicare and Medicaid Services (CMS) and an opportunity to rebuild sales to a profitable level.

     We believe that our cash flow from operations following the restructuring initiated in January 2006, together with our current cash reserves and the cash received from the sale of convertible preferred stock and warrants on July 19, 2005, will be sufficient to fund our minimum projected capital requirements through at least May 31, 2006, however it is not possible to predict the impact of the Proposed Decision Memorandum issued December 20, 2005, on current operations.

     In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings or other means. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to further scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

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

     In-service and training generally occurs within three weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed. The amount related to in-service and training is recognized as equipment revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized ratably over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of equipment sales as incurred.

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

     Revenues from the sale of EECP systems through our international distributor network are generally covered by a one-year warranty period. We do not offer a service arrangement to international customers; consequently, for these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of equipment rentals and services over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at November 30, 2005.

Accounts Receivable, net

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

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $141,000 less in fixed production overheads into inventory.

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP system sales for the fair value of installation and in-service training to the period when the services are rendered and for service arrangements ratably over the service period, which is generally one year.

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

     Equipment sold to international customers through our distributor network is generally covered by a one year warranty period. We do not offer a service arrangement to international customers; consequently, for these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

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

     Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset we previously recorded relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflected the expected utilization of such net operating losses in the following twelve months. Such allocation was based our internal financial forecast and may be subject to revision based upon actual results.

Stock-based Employee Compensation

     We have five stock-based employee and director compensation plans. We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change

                       Vsomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company adopted SFAS No. 153 effective for fiscal periods beginning September 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

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

Results of Operations

Three Months Ended November 30, 2005 and 2004

     Net revenue from sales, leases and service of our EECP systems for the three-month periods ended November 30, 2005 and 2004, was $2,680,184 and $3,461,675, respectively, which represented a decline of $781,491 or 23%. We reported a net loss of $8,632,635 compared to $1,609,823 for the three-month periods ended November 30, 2005 and 2004, respectively. Our net loss per common share was $0.15 for the three-month period ended November 30, 2005 compared to a net loss of $0.03 per share for the three-month period ended November 30, 2004. The increase in net loss is primarily due to the establishment of a valuation reserve for the remaining carrying value of the deferred tax asset.

Revenues

     Revenue from equipment sales declined approximately 31% to $1,734,409 for the three-month period ended November 30, 2005 as compared to $2,522,562 for the same period for the prior year. The decline in equipment sales is due primarily to a 35% decline in the number of equipment shipments, partially offset by a 10% improvement in average sales prices. A higher mix of both newer model equipment and new equipment versus used equipment was the primary cause of the increase in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. Although average domestic selling prices improved compared to the second quarter of fiscal 2005, we anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the second quarter of fiscal 2005, which reduced the average selling price in that period. The average price of new systems sales declined approximately 5% in the second quarter of fiscal 2006 compared to the same period in the prior year. Our revenue from the sale of EECP systems to international distributors in the second quarter of fiscal 2006 decreased approximately 35% to $90,000 compared to $137,995 in the same period of the prior year as a result of decreased sales volume.

     The above decline in revenue from equipment sales was partially offset by a 1% increase in revenue from equipment rental and services for the three month period ended November 30, 2005, from the same three-month period in the prior year. Revenue from equipment rental and services represented 35% of total

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

revenue in the second quarter of fiscal 2006 compared to 27% in the second quarter of fiscal 2005. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 19% in service related revenue. The higher service revenue reflects an increase in service and spare parts, plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 75%, largely offsetting the above. The decline was primarily due to a multi-system customer defaulting on its rental payments; consequently, we shifted to a cash basis for revenue recognition for this customer and have secured the return of our equipment.

Gross Profit

     The gross profit declined to $1,582,355 or 59% of revenues for the three-month period ended November 30, 2005, compared to $2,287,801 or 66% of revenues for the three-month period ended November 30, 2004. Gross profit margin as a percentage of revenue for the three-month period ended November 30, 2005, decreased compared to the same year of the prior fiscal year despite the improvement in average selling prices, mainly due to an unfavorable sales mix of lower cost used equipment, and the higher production units costs associated with reduced production volumes in the last three fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the second quarter of fiscal 2006. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended November 30, 2005 and 2004, were $2,508,624 or 94% of revenues and $3,088,398 or 89% of revenues, respectively reflecting an decrease of $579,774 or approximately 19%. The decrease in SG&A expenditures in the second quarter of fiscal 2006 compared to fiscal 2005 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower market research, trade show, and accounting costs.

Research and Development

     Research and development ("R&D") expenses of $603,696 or 23% of revenues for the three months ended November 30, 2005, decreased by $182,252 or 23%, from the three months ended November 30 2004, of $785,948 or 23% of revenues. The decrease is primarily attributable to lower new product development spending.

Provision for Doubtful Accounts

     During the three month periods ended November 30, 2005 and 2004, we collected funds from previously reserved accounts, which offset new reserve requirements. As a result, we did not incur a charge to our provision for doubtful accounts in either of these fiscal periods.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $21,444 in the three-month period ended November 30, 2005, from $28,678 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the second fiscal quarters of 2006 and 2005, was $21,774 and $17,083, respectively. The increase in interest income from the prior period is the direct result of $7,243 in increased unrealized gain on investments. Lower average cash balances invested during the quarter compared to the prior period partially offset the above.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Income Tax Expense, Net

     During the three-months ended November 30, 2005 and 2004, we recorded a provision for income taxes of $7,103,000 and $11,683, respectively, of which $7,093,000 was associated with an increase in the valuation allowance for the deferred tax asset in the three months ended November 30, 2005. The provision for income taxes for the second quarter of fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,674,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. As discussed in Note N, on December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum
(PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF. Current coverage for CCSC class III/IV refractory angina will remain in effect.

     Consequently, we could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero.

Six Months Ended November 30, 2005 and 2004

     Net revenue from sales, leases and service of our EECP systems for the six-month periods ended November 30, 2005 and 2004, was $6,216,555 and $8,283,091, respectively, which represented a decline of $2,066,536 or 25%. We reported a net loss of $9,525,497 compared to $2,534,153 for the six-month periods ended November 30, 2005 and 2004, respectively. Our net loss per common share was $0.18 for the six-month period ended November 30, 2005 compared to a net loss of $0.04 per share for the six-month period November 30, 2004. The increase in net loss is primarily due to the establishment of a $7,093,000 valuation reserve in the second fiscal quarter for the remaining carrying value of the deferred tax asset.

Revenues

     Revenue from equipment sales declined approximately 35% to $4,191,318 for the six-month period ended November 30, 2005 as compared to $6,497,459 for the same period for the prior year. The decline in equipment sales is due primarily to a 40% decline in the number of equipment shipments, partially offset by an 11% improvement in average sales prices. A higher mix of both newer model equipment and new equipment versus used equipment was the primary cause of the increase in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. Although average domestic selling prices improved compared to the first half of fiscal 2005, we anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the first six months of fiscal 2005, which reduced the average selling price in that period. The average price of new systems sales declined approximately 2% in the first six months of fiscal 2006 compared to the same period in the prior year. Our revenue from the sale of EECP systems to international distributors in the first half of fiscal 2006 decreased approximately 15% to $395,000 compared to $462,995 in the same period of the prior year, as a result of decreased volume.

     The above decline in revenue from equipment sales was partially offset by a 13% increase in revenue from equipment rental and services for the six month period ended November 30, 2005, from the same six-month period in the prior year. Revenue from equipment rental and services represented 33% of total revenue in the first six months of fiscal 2006 compared to 22% in the same period of fiscal 2005. The increase in both absolute amounts and percentage of

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


total revenue resulted primarily from an increase of approximately 28% in service related revenue. The higher service revenue reflects an increase in service, spare parts and accessories, plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 54%, partially offsetting the above. The decline was primarily due to a multi-system customer defaulting on its rental payments; consequently, we shifted to a cash basis for revenue recognition for this customer.

Gross Profit

     The gross profit declined to $3,695,542 or 59% of revenues for the six-month period ended November 30, 2005, compared to $5,447,424 or 66% of revenues for the six-month period ended November 30, 2004. Gross profit margin as a percentage of revenue for the six-month period ended November 30, 2005, decreased compared to the same period of the prior fiscal year despite the improvement in average selling prices, mainly due to an unfavorable sales mix of lower cost used equipment, and the higher production units costs associated with reduced production volumes in the last three fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the first six months of fiscal 2006. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the six-months ended November 30, 2005 and 2004, were $4,917,773 or 79% of revenues and $6,140,879 or 74% of revenues, respectively reflecting an decrease of $1,223,106 or approximately 20%. The decrease in SG&A expenditures in the second half of fiscal 2006 compared to fiscal 2005 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower market research, advertising, trade show, and accounting costs.

Research and Development

     Research and development ("R&D") expenses of $1,115,702 or 18% of revenues for the six months ended November 30, 2005, decreased by $542,144 or 33%, from the six months ended November 30 2004, of $1,657,846 or 20% of revenues. The decrease is primarily attributable to lower new product development spending.

Provision for Doubtful Accounts

     During the six month period ended November 30, 2005, we charged $70,575 to our provision for doubtful accounts, as compared to $132,956 during the six month period ended November 30, 2004. The decrease was mainly due to reduced sales.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $44,953 in the six-month period ended November 30, 2005, from $59,040 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest  and other  income  for the first  half of fiscal  2006 and fiscal
2005, were $40,790 and $30,827, respectively. The increase in interest income from the prior period is the direct result of $15,820 in increased unrealized gain on investments. Lower average cash balances invested during the first half of fiscal 2006 compared to the prior period partially offset the above.

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Income Tax Expense, Net

     During the six-months ended November 30, 2005 and 2004, we recorded a provision for income taxes of $7,112,826 and $21,683, respectively. The fiscal 2006 provision consisted mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset. The provision for income taxes for the second half of fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,674,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. As discussed in Note N, on December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum
(PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF. Current coverage for CCSC class III/IV refractory angina will remain in effect.

     Consequently, we could no longer conclude that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero.

Liquidity and Capital Resources

Cash and cash flow

     We have financed our operations in fiscal 2006 and fiscal 2005 from working capital and in fiscal 2006 from the issuance of preferred stock. At November 30, 2005, we had cash, cash equivalents, and certificates of deposit balances of $2,949,086 and working capital of $3,857,537 as compared to cash, cash equivalents, and certificates of deposit balances of $2,747,967 and working capital of $3,932,769 at May 31, 2005. Our cash, cash equivalents, and certificates of deposit balances increased $201,119 for the first half of fiscal year 2006 primarily due to $2,185,617 in net proceeds from the issuance of preferred stock, which offset cash used in operating activities of $1,682,713 and other financing activities of $301,785.

     The increase in cash used in our operating activities during the first half of fiscal year 2006 resulted primarily from the net loss of $9,525,497 offset by adjustments to reconcile net loss to net cash used in operating activities of $7,842,784. The adjustments to reconcile net loss to net cash used in operating activities consisted mainly of $7,489,439 in non-cash adjustments, primarily $7,093,000 for deferred income taxes, as well as an aggregate of $396,439 in depreciation and amortization, allowances for doubtful accounts and inventory write-offs, and common stock issued for services. In addition, changes in our operating assets and liabilities provided net cash of $353,345. The changes in the asset components primarily reflect an increase in accounts receivable of $246,611, offset by lower inventory of $549,675. The changes in our operating liability components reflect an increase in accounts payable and accrued liabilities of $25,843 and a decrease in other liabilities of $114,253. Net accounts receivable were 33% of revenues for the six-month period ended November 30, 2005, compared to 30% at the end of the six-month period ended November 30, 2004, and accounts receivable turnover decreased to 5.7 times as of November 30, 2005, as compared to 5.8 times as of November 30, 2004.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first half of fiscal 2006 and 2005, approximately 0% and 2%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the

                       Vasomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,464,757 during the six-month period ended November 30, 2005. Cash was provided by the sale of short-term certificates of deposit. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months.

     Our financing activities provided net cash of $1,883,832 during the six-month period ended November 30, 2005, reflecting $2,185,617 in net proceeds received from the issuance of preferred stock, less payments on our outstanding notes and loans totaling $250,579, and preferred stock dividend payments totaling $51,206. On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP. The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share.

     We do not have an available line of credit.

Liquidity

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Profitability is largely dependent on reducing operating costs as well as halting the declining revenue trend and maintaining our current base of revenue in the refractory angina market. Our ability to maintain our current base of revenue is largely dependent upon refocusing our sales and marketing efforts in the refractory angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and reduce operating costs as described below or raise additional capital we will not be able to continue as a going concern.

     In order to bring the Company's cost structure more into alignment with its current revenue base in the refractory angina market, we have planned a company restructuring to be initiated in January 2006. The restructure will reduce manufacturing and operating costs by approximately $3 million per year compared to current levels, help us to conserve cash and provide additional time necessary to complete the application process for expanded reimbursement coverage with The Centers for Medicare and Medicaid Services (CMS) and an opportunity to rebuild sales to a profitable level.

     We believe that our cash flow from operations following the restructuring initiated in January 2006, together with our current cash reserves and the cash received from the sale of convertible preferred stock and warrants on July 19, 2005, will be sufficient to fund our minimum projected capital requirements through at least May 31, 2006, however it is not possible to predict the impact of the Proposed Decision Memorandum issued December 20, 2005, on current operations.

     In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings or other means. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to further scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

                       Vssomedical, Inc. and Subsidiaries

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Contractual Obligations

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2005.


                                                                     Due as of       Due as of
                                                     Due as of      11/30/07 and    11/30/09 and         Due
                                      Total          11/30/06         11/30/08        11/30/10       Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,024,696        $135,891         $137,382        $151,107        $600,316
Notes Payable                            122,586         122,586               --              --              --
Operating Leases                          35,596          35,596               --              --              --
Litigation Settlement                    134,000         134,000               --              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                           $1,316,878       $ 428,073         $137,382        $151,107        $600,316
====================================================================================================================

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

                       Vssomedical, Inc. and Subsidiaries


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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2005, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended November 30, 2005 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       Vssomedical, Inc. and Subsidiaries


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

                       Vssomedical, Inc. and Subsidiaries



     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VASOMEDICAL, INC.

                                By:  /s/ Thomas Glover
                                     ------------------------------------
                                     Thomas Glover
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)

                                     /s/ Thomas W. Fry
                                     -------------------------------------
                                     Thomas W. Fry
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

Date:  January 17, 2006