Form 10-Q
period 2006-02-28
VASOMEDICAL INC
filed 2006-04-13
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2006

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

Number of Shares Outstanding of Common Stock,
      $.001 Par Value, at April 13, 2006 65,089,897


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

Vasomedical, Inc. and Subsidiaries



                                     INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets as of
                        February 28, 2006 and May 31, 2005                                3

                Consolidated Condensed Statements of Operations for the
                        Nine and Three Months Ended February 28, 2006 and 2005            4

                Consolidated Condensed Statement of Changes in Stockholders'
                        Equity for the Period from June 1, 2005 to February 28, 2006      5

                Consolidated Condensed Statements of Cash Flows for the
                        Nine Months Ended February 28, 2006 and 2005                      6

                Notes to Consolidated Condensed Financial Statements                      7

        Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                16

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk              27

        Item 4 - Controls and Procedures                                                 27

PART II - OTHER INFORMATION                                                              28

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                February 28,            May 31,
                                                                                    2006                 2005
                                                                              -----------------    ------------------
                                 ASSETS                                         (unaudited)          (Derived from
                                                                                                        audited
                                                                                                       financial
                                                                                                      statements)
CURRENT ASSETS
     Cash and cash equivalents                                                      $733,423             $989,524
     Certificates of deposit                                                         998,287            1,758,443
     Accounts receivable, net of an allowance for doubtful accounts of
       $477,623 at February 28, 2006, and $394,692 at May 31, 2005                 2,571,241            1,892,002
     Inventories, net                                                              2,851,402            3,360,272
     Other current assets                                                            281,982              223,902
                                                                              -----------------    ------------------
         Total current assets                                                      7,436,335            8,224,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,549,006 at
   February 28, 2006, and $2,626,983 at May 31, 2005                               1,664,538            2,234,153
DEFERRED INCOME TAXES                                                                     --           14,582,000
OTHER ASSETS                                                                         308,191              321,174
                                                                              -----------------    ------------------
                                                                                  $9,409,064          $25,361,470
                                                                              =================    ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $1,281,668           $1,569,131
     Current maturities of long-term debt and notes payable                          150,658              148,212
     Sales tax payable                                                               225,637              216,753
     Deferred revenue                                                              1,629,143            1,667,080
     Accrued warranty and customer support expenses                                   42,750              110,583
     Accrued professional fees                                                       497,661              401,511
     Accrued commissions                                                             257,255              178,104
                                                                              -----------------    ------------------
         Total current liabilities                                                 4,084,772            4,291,374

LONG-TERM DEBT                                                                       868,204              947,597
ACCRUED WARRANTY COSTS                                                                 2,250                7,750
DEFERRED REVENUE                                                                     816,741              884,452
OTHER LIABILITIES                                                                         --               67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding at February 28, 2006 and May 31, 2005                       --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       65,089,897 and 58,552,688 shares at February 28, 2006, and May
       31, 2005, respectively, issued and outstanding                                 65,089               58,552
     Additional paid-in capital                                                   46,115,346           51,450,639
     Accumulated deficit                                                         (42,543,338)         (32,346,394)
                                                                              -----------------    ------------------
         Total stockholders' equity                                                3,637,097           19,162,797
                                                                              -----------------    ------------------
                                                                                  $9,409,064          $25,361,470
                                                                              =================    ==================

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Nine Months Ended                     Three Months Ended
                                                           February 28,                          February 28,
                                                 ---------------------------------     --------------------------------
                                                      2006               2005               2006              2005
                                                 ---------------    --------------     --------------     -------------
Revenues
   Equipment sales                                  $5,998,943         $8,629,026         $1,807,625        $2,131,567
   Equipment rentals and services                    3,059,433          2,618,393          1,034,196           832,761
                                                 ---------------    --------------     --------------     -------------
     Total revenues                                  9,058,376         11,247,419          2,841,821         2,964,328

Cost of Sales and Services
   Cost of sales, equipment                          2,755,419          3,034,836            898,014           831,936
   Cost of equipment rentals and services              993,613            965,413            330,005           332,646
                                                 ---------------    --------------     --------------     -------------
     Total cost of sales and services                3,749,032          4,000,249          1,228,019         1,164,582

                                                 ---------------    --------------     --------------     -------------
Gross Profit                                         5,309,344          7,247,170          1,613,802         1,799,746

Operating Expenses
   Selling, general and administrative               6,769,946          9,088,858          1,852,173         2,947,978
   Research and development                          1,528,699          2,521,321            412,997           863,476
   Provision for doubtful accounts                      89,559            135,156             18,984             2,200
                                                 ---------------    --------------     --------------     -------------
     Total operating expenses                        8,388,204         11,745,335          2,284,154         3,813,654

                                                 ---------------    --------------     --------------     -------------
LOSS FROM OPERATIONS                                (3,078,860)        (4,498,165)          (670,352)       (2,013,908)

Other Income (Expense)
   Interest and financing costs                        (64,299)           (84,971)           (19,346)          (25,931)
   Interest and other income, net                       59,041             51,795             18,251            20,968
                                                 ---------------    --------------     --------------     -------------
     Total other income (expense)                       (5,258)           (33,176)            (1,095)           (4,963)

                                                 ---------------    --------------     --------------     -------------
LOSS BEFORE INCOME TAXES                            (3,084,118)        (4,531,341)          (671,447)       (2,018,871)
   Income tax expense, net                          (7,112,826)           (29,661)                --            (7,978)
                                                 ---------------    --------------     --------------     -------------
NET LOSS                                           (10,196,944)        (4,561,002)          (671,447)       (2,026,849)
   Preferred Stock Dividend                           (877,870)                --            (23,334)               --
                                                 ---------------    --------------     --------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                  $(11,074,814)       $(4,561,002)         $(694,781)      $(2,026,849)
                                                 ===============    ==============     ==============     =============


Net loss per common share
     - basic                                            $(0.18)            $(0.08)            $(0.01)           $(0.03)
                                                 ===============    ==============     ==============     =============
     - diluted                                          $(0.18)            $(0.08)            $(0.01)           $(0.03)
                                                 ===============    ==============     ==============     =============

Weighted average common shares
  outstanding
     - basic                                        60,063,566         58,545,850         62,162,119        58,552,688
                                                 ===============    ==============     ==============     =============
     - diluted                                      60,063,566         58,545,850         62,162,119        58,552,688
                                                 ===============    ==============     ==============     =============

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                   Additional                             Total
                              Preferred Stock               Common Stock             Paid-in        Accumulated       Stockholders'
                           Shares        Amount         Shares         Amount        Capital          Deficit             Equity
                       ------------- -------------- --------------- ------------ ---------------- ------------------ ---------------
Balance at June 1, 2005       --          --          58,552,688      $58,552      $51,450,639       $(32,346,394)      $19,162,797
   Issuance of Series
    D convertible
    preferred stock,
    net of costs            25,000       $250                                        1,613,209                            1,613,459
   Warrants issued in
    connection with
    the issuance of
    Series D conver-
    tible preferred
    stock                                                                              411,158                              411,158
   Beneficial con-
    version feature
    embedded in Series
    D convertible
    preferred stock
    issued                                                                             786,247                              786,247
   Dividends on Series
    D convertible
    preferred stock                                                                   (877,870)                            (877,870)
   Issuance of common
    stock in connection
    with  the  issuance
    of Series D conver-
    tible preferred stock                                200,000          200          125,800                              126,000
   Issuance of common
    stock in connection
    with the conversion
    of Series D con-
    vertible preferred
    stock                  (25,000)      (250)         6,112,209        6,112           (5,862)                               --
   Issuance of common
    stock in  payment
    of outside director
    fees                                                 225,000          225          101,025                              101,250
   Reserve for tax
    benefit of stock
    options and warrants
    exercised in prior
    years                                                                           (7,489,000)                          (7,489,000)
   Net loss                                                                                           (10,196,944)      (10,196,944)
                       ------------- -------------- --------------- ------------ ---------------- ------------------ --------------
Balance at February
 28, 2006                    --          $--          65,089,897      $65,089      $46,115,346       $(42,543,338)       $3,637,097
                       ============= ============== =============== ============ ================ ================== ==============

The accompanying notes are an integral part of this condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Nine Months
                                                                                               Ended February 28,
                                                                                     -------------------------------------
                                                                                           2006                2005
                                                                                     -----------------    ----------------
Cash flows from operating activities
     Net loss                                                                          $(10,196,944)         $(4,561,002)
                                                                                     -----------------    ----------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                      413,038              433,177
         Provision for doubtful accounts                                                     89,559              135,156
         Reserve for excess and obsolete inventory                                          (11,509)              71,908
         Deferred income taxes                                                            7,093,000                   --
         Common stock issued for services                                                   101,250                   --
         Changes in operating assets and liabilities
              Accounts receivable                                                          (768,798)           3,797,316
              Inventories                                                                   709,765           (1,372,541)
              Other current assets                                                          243,972             (164,123)
              Other assets                                                                  (19,826)             (50,530)
              Accounts payable, accrued expenses and other current liabilities             (244,048)          (1,296,234)
              Other liabilities                                                            (140,711)            (400,099)
                                                                                     -----------------    ----------------
                                                                                          7,465,692            1,154,030
                                                                                     -----------------    ----------------
     Net cash used in operating activities                                               (2,731,252)          (3,406,972)
                                                                                     -----------------    ----------------

     Cash flows provided by (used in) investing activities
         Purchase of property and equipment                                                      --             (177,340)
         Purchase of certificates of deposit and treasury bills                                  --           (1,583,614)
         Redemptions of certificates of deposit                                             760,156                   --
                                                                                     -----------------    ----------------
     Net cash provided by (used in) investing activities                                    760,156           (1,760,954)
                                                                                     -----------------    ----------------

     Cash flows provided by financing activities
         Payments on long term debt and notes payable                                      (378,999)             (99,062)
         Payments of preferred stock dividends                                              (91,623)                  --
         Payments of preferred stock issue costs                                           (314,383)                  --
         Proceeds from exercise of options and warrants                                          --              130,666
         Proceeds from sale of convertible preferred stock                                2,500,000                   --
                                                                                     -----------------    ----------------
     Net cash provided by financing activities                                            1,714,995               31,604
                                                                                     -----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (256,101)          (5,136,322)
     Cash and cash equivalents - beginning of period                                        989,524            6,365,049
                                                                                     -----------------    ----------------
     Cash and cash equivalents - end of period                                             $733,423           $1,228,727
                                                                                     =================    ================

Non-cash investing and financing activities were as follows:
     Inventories  transferred  to (from)  property and equipment,  attributable  to
       operating leases, net                                                              $(189,386)             $61,299
     Issue of note for purchase of insurance policy                                        $302,052                   --
     Preferred stock dividends                                                             $786,247                   --
     Preferred stock issue costs                                                           $227,087                   --

Supplemental Disclosures
     Interest paid                                                                          $64,299              $84,971
     Income taxes paid                                                                      $22,923              $36,572

The accompanying notes are an integral part of these condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006
NOTE A - BASIS OF PRESENTATION

     The consolidated  condensed  balance sheet as of February 28, 2006, and the related consolidated condensed statements of operations for the nine and three-month periods ended February 28, 2006 and 2005, changes in stockholders' equity for the nine-month period ended February 28, 2006, and cash flows for the nine- month periods ended February 28, 2006 and 2005, have been prepared by Vasomedical, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include normal, recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of February 28, 2006, and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2005. Results of operations for the periods ended February 28, 2006 and 2005, are not necessarily indicative of the operating results expected or reported for the full year.

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

     In order to reduce the Company's cash burn and bring its cost structure more into alignment with current revenue, we initiated a company restructuring in January 2006, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

     Based on the continuation of current revenue levels and the implementation of our restructuring plan initiated in January 2006, we believe that we will be able to fund our minimum projected capital requirements through at least the end of the calendar year.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets" an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company adopted SFAS No. 153 effective for fiscal periods beginning September 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company adopted SFAS No. 151 effective for fiscal periods beginning June 1, 2005. We determined that our production facilities are currently operating below normal capacity and as a result we applied production overhead rates based on normal production capacity which resulted in a reduction of the amount of overhead allocated to inventory for the nine-month and three-month periods ended February 28, 2006 of $290,000 and $149,000, respectively. Had the Company adopted the provisions of SFAS No. 151 beginning in fiscal 2005, there would have been no change in overhead allocation as the Company was operating within its normal production capacity at that time.

NOTE C - STOCK-BASED COMPENSATION

     The Company has five stock-based employee and director compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     During the nine-month period ended February 28, 2006, the Board of Directors granted non-qualified stock options under the 1999 Stock Option Plan to eight employees to purchase 560,000 shares of common stock, at an exercise price of $0.20 per share, and granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to three officers, and 49 employees to purchase an aggregate of 1,418,045 shares of common stock, at an exercise price of $0.20 to $0.58 per share, which represented the fair market value of the underlying

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

common stock at the time of the respective grants. These options vest over one to three year periods, and expire ten years from the date of grant.

     During the nine-month period ended February 28, 2006, options to purchase 895,611 shares of common stock at an exercise price of $0.57 - $5.15 were cancelled.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   Nine Months Ended                      Three Months Ended
                                                      February 28,                           February 28,
                                        --------------------------------------     ----------------------------------
                                                2006                 2005                2006                2005
                                        -----------------    -----------------     --------------     ---------------
Net loss attributable to common          $(11,074,814)        $(4,561,002)            $(694,781)       $(2,026,846)
stockholders, as reported
     Deduct: Total stock-based
       employee compensation expense
       determined under fair                 (618,715)           (888,075)             (184,973)          (234,549)
       value-based method for all
       awards
                                        -----------------    -----------------     --------------     ---------------
Pro forma net loss                       $(11,693,529)        $(5,449,077)            $(879,754)       $(2,261,398)
                                        =================    =================     ==============     ===============

Loss per share:
    Basic and diluted - as reported            $(0.18)             $(0.08)               $(0.01)            $(0.03)
                                        =================    =================     ==============     ===============
    Basic and diluted - pro forma              $(0.19)             $(0.08)               $(0.01)            $(0.03)
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

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the nine months ended February 28, 2006:


                Expected life (years)           5
                Expected volatility            74%
                Risk-free interest rate      4.21%
                Expected dividend yield       0.0%

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006


     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                          Nine Months Ended                   Three Months Ended
                                                             February 28,                        February 28,
                                                  ----------------------------------    -------------------------------
                                                        2006               2005               2006             2005
                                                  ---------------    ---------------    --------------    -------------
 Numerator:
   Net loss                                        $(10,196,944)       $(4,561,002)        $(671,447)      $(2,026,849)
     Deemed  dividend  related  to  beneficial
     conversion  feature on Series D preferred
     stock                                             (786,247)                --                --                --
     Series D preferred stock dividends                 (91,623)                --           (23,334)               --
                                                  ---------------    ---------------    --------------    -------------
   Net loss attributable to common
   stockholders - basic and diluted                $(11,074,814)       $(4,561,002)        $(694,781)      $(2,026,849)
                                                  ===============    ===============    ==============    =============
Denominator:
   Basic - weighted average common shares            60,063,566         58,545,850        62,162,119        58,552,688
     Stock options                                           --                 --                --                --
     Warrants                                                --                 --                --                --
                                                  ---------------    ---------------    --------------    -------------
   Diluted - weighted average common shares          60,063,566         58,545,850        62,162,119        58,552,688
                                                  ===============    ===============    ==============    =============

Basic and diluted loss per common share                  $(0.18)            $(0.08)           $(0.01)           $(0.03)
                                                  ===============    ===============    ==============    =============

     Options and warrants to purchase common stock, in accordance with the following table, were excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                                                           Nine Months and Three Months
                                                                  Ended February 28,
                                                      ---------------------------------------
                                                             2006                  2005
                                                      -----------------     -----------------
  Options to purchase common stock                         7,627,978           6,632,253
  Warrants to purchase common stock                        2,454,538             200,000
                                                      -----------------     -----------------
                                                          10,082,516           6,832,253
                                                      =================     =================

NOTE E - INVENTORIES, NET

         Inventories, net consist of the following:

                                                         February 28,           May 31,
                                                            2006                 2005
                                                      -----------------     -----------------
   Raw materials                                            $890,661             $960,101
   Work in process                                         1,355,442            1,194,688
   Finished goods                                            605,299            1,205,483
                                                      -----------------     -----------------
                                                          $2,851,402           $3,360,272
                                                      =================     =================

     At February 28, 2006 and May 31, 2005, the Company has recorded reserves for excess and obsolete inventory of $554,640 and $566,149, respectively.

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

                                                                     February 28,           May 31,
                                                                         2006                2005
                                                                    ----------------    ---------------
Land                                                                  $   200,000        $   200,000
Building and improvements                                               1,383,976          1,383,976
Office, laboratory and other equipment                                  1,444,850          1,445,168
EECP systems  under  operating  leases or under loan
   for clinical trials or evaluations                                     904,847          1,552,121
Furniture and fixtures                                                    162,068            162,068
Leasehold improvements                                                    117,803            117,803
                                                                    ----------------    ---------------
                                                                        4,213,544          4,861,136
                                                                    ----------------    ---------------
Less: accumulated depreciation and amortization                        (2,549,006)        (2,626,983)
                                                                    ----------------    ---------------
                                                                       $1,664,538         $2,234,153
                                                                    ================    ===============

NOTE G - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $302,052. The note, which bears interest at 5.85%, is payable in ten monthly installments consisting of principal and interest, and expires in March 2006. The balance outstanding at February 28, 2006, of $30,871 is presented on the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

NOTE H - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                             February 28,          May 31,
                                                2006                2005
                                          -----------------    --------------
Facility loans (a)                             $927,033             $969,566
Term loans (b)                                   60,958              126,243
                                          -----------------    --------------
                                                987,991            1,095,809
Less: current portion                          (119,787)            (148,212)
                                          -----------------    --------------
                                               $868,204             $947,597
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

NOTE I - DEFERRED REVENUES

     The Company records revenue on extended service contracts ratably over the term of the related warranty contracts. In addition, the Company defers revenue related to domestic EECP system sales for the fair value of in- service and training to the period when the services are rendered and for service arrangements ratably over the service period, which is generally one year.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

     The changes in the Company's deferred revenues are as follows:

                                                          Nine Months Ended                    Three Months Ended
                                                             February 28,                         February 28,
                                                    ------------------------------       ------------------------------
                                                         2006             2005                2006             2005
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,551,532       $2,846,451          $2,561,030       $2,773,618
ADDITIONS
     Deferred extended service contracts               1,713,937        1,473,022             536,622          428,658
     Deferred in-service and training                    115,000          147,500              30,000           30,000
     Deferred service arrangements                       355,000          630,000              90,000          132,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts              (1,770,002)      (1,395,461)           (626,143)        (512,015)
     Deferred in-service and training                   (107,500)        (230,000)            (22,500)         (60,000)
     Deferred service arrangements                      (412,083)        (947,917)           (123,125)        (269,166)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      2,445,884        2,523,595           2,445,884        2,523,595
     Less: current portion                            (1,629,143)      (1,646,918)         (1,629,143)      (1,646,918)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $816,741         $876,677            $816,741         $876,677
                                                    =============    =============       =============    =============

NOTE J - WARRANTY COSTS

     Equipment sold is generally covered by a warranty and service arrangement period of one year. Effective September 1, 2003, we adopted the provisions of EITF 00-21 on a prospective basis for our shipments to customers in the United States. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we no longer accrue warranty costs upon delivery for these customers but rather recognize warranty and related service costs as incurred. Prior to September 1, 2003, we accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale was recognized.

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

     The changes in the Company's product warranty liability are as follows:

                                                          Nine Months Ended                   Three Months Ended
                                                            February 28,                         February 28,
                                                   -------------------------------      ------------------------------
                                                        2006              2005               2006             2005
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the             $118,333          $244,917            $65,000         $154,583
   period
     Expense for new warranties issued                   24,000                --              9,000               --
     Warranty amortization                              (97,333)         (122,084)           (29,000)         (31,750)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                      45,000           122,833             45,000          122,833
     Less: current portion                              (42,750)         (105,583)           (42,750)        (105,583)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period            $2,250           $17,250             $2,250          $17,250
                                                   =============     =============      =============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

NOTE K - INCOME TAXES

     During the nine months ended February 28, 2006 and 2005, we recorded income tax expense of $7,112,826 and $29,661, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset in the second fiscal quarter. The income tax expense for the first nine months of fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,674,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. On December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum (PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF and that current coverage for CCSC class III/IV refractory angina would remain in effect. Consequently, at the end of the second fiscal quarter, we concluded that, based upon the weight of available evidence, it was no longer "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero. On March 20, 2006, CMS issued its final decision, which upheld the PDM.

     As of February 28, 2006, the recorded deferred tax asset remained at zero, consisting of a gross tax asset and offsetting valuation allowance of $19,394,000, reflecting an increase of $1,038,000 during the first nine months of fiscal 2006.

NOTE L - SERIES D CONVERTIBLE PREFERRED STOCK AND WARRANTS

         On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock was convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. As of February 28, 2006, all of the Series D Preferred Stock had been converted into 6,112,209 shares of common stock.

     Under the terms of a Registration Rights Agreement with the Investors, Vasomedical filed a Form S-3 registration statement with the Securities and Exchange Commission (SEC) on August 22, 2005, for 10,787,871 shares of common stock representing up to 8,533,333 shares issuable in connection with conversion of our Series D Convertible Preferred Stock and up to 2,254,538 shares issuable upon the exercise of our common stock purchase warrants. The registration statement was declared effective by the SEC on September 1, 2005. The total number of shares registered was based on a conversion price of $0.30 per share, which would only have affect in the event of default by Vasomedical of its obligation to holders of the Series D Convertible Preferred Stock.

     These securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Vasomedical applied the funds to working capital.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006

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

     The beneficial conversion feature is treated analogous to a dividend and is recognizable immediately over the minimum period during which the preferred shareholders can realize that return. The imputed dividend will increase the Company's loss for the purpose of computing the loss-per-share. The beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the total gross proceeds allocated to the preferred stock as compared to the total market value of the common stock into which the Preferred Stock is convertible on the commitment date). The computed value of the beneficial conversion feature is treated as a deemed dividend immediately with a corresponding increase to paid-in capital. No additional amount will be recognized at the conversion date in recognition of an increase in the fair value of the stock conversion.

     In circumstances in which convertible securities are issued with detachable warrants, the Task Force noted that in order to determine the amount to be allocated to the beneficial conversion feature, the issuer must first allocate the proceeds between the convertible instrument and the detachable warrants using the relative fair value method of APB Opinion Number 14.

     The investors and consultants acquired detachable warrants for the purchase of 1,892,219 and 362,319 shares of common stock, respectively, which were valued at $345,071 and $66,087, respectively. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 18, 2010. For purposes of estimating the intrinsic fair value of each warrant as of July 19, 2005, we utilized the Black-Scholes option-pricing model. We estimated the fair value of the warrants assuming no expected dividends and the following weighted- average assumptions:

                Expected life (years)            2.5
                Expected volatility               66%
                Risk-free interest rate         4.16%
                Expected dividend yield         0.0%

     We next determined the intrinsic fair value of the convertible preferred stock as of July 19, 2005, to be $2,941,176 based on the number of common shares that could be acquired as of the date of closing times $0.63, the closing price of the common stock on the date preceding the close of the transaction. In applying EITF No. 98- 5, we then allocated the gross proceeds of $2,500,000 between the warrants and preferred stock based on intrinsic value of each instrument. As a result, we allocated $2,154,929 of gross proceeds to the convertible preferred stock and $345,071 to the detachable warrants. The beneficial conversion feature of $786,247 was then determined by subtracting the allocated proceeds of convertible preferred stock from the intrinsic fair value of convertible preferred stock. The beneficial conversion feature was immediately recognized as a preferred stock dividend, as the preferred stock can be converted immediately.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                               February 28, 2006


Dividends

     By the placement of the convertible preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of convertible preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually. For the nine-month period ended February 28, 2006, cash dividends of $91,623 were paid. Preferred stock dividends for the nine months ended February 28, 2006, are summarized as follows:

                                                  Amount
                                                  ------
               Cash dividends paid               $91,623
               Beneficial conversion feature     786,247
                                                 -------
                                                $877,870
                                                ========

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

     On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina. However, on March 20, 2006, CMS issued a final decision to keep the existing coverage with no changes for expansion of External Counterpulsation therapy. It is not possible to predict the impact of the CMS' final decision on current operations.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential", "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies, including the continued inability to obtain Medicare reimbursement for congestive heart failure patents; unexpected manufacturing or supplier problems; the ability to attract and retain qualified executives and employees; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure (CHF), acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of stable angina and congestive heart failure indications. Within the stable angina indication, Medicare and other third-party payers currently reimburse for stable angina patients with moderate to severe symptoms who remain symptomatic on medications and are not candidates for invasive procedures. Some CHF patients are also reimbursed under the same criteria, provided their primary symptoms are angina.

     We sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), was intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal within the next few months. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina. However, on March 20, 2006, CMS issued a final decision to maintain the existing coverage with no changes for expansion of external counterpulsation therapy. The fact that the results of the PEECH trial have not been published to date factored into CMS' decision. However, it is not clear whether CMS will decide otherwise once the results are published.

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     In order to reduce the Company's cash burn and bring its cost structure more into alignment with current revenue, we initiated a company restructuring in January 2006, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

     Based on the continuation of current revenue levels and the implementation of our restructuring plan initiated in January 2006, we believe that we will be able to fund our minimum projected capital requirements through at least the end of the calendar year.

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

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of equipment rentals and services over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at February 28, 2006.

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

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $290,000 less in fixed production overheads into inventory.

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related contracts. In addition, we defer revenue related to EECP system sales for the fair value of installation and in-service training to the period when the services are rendered and for service arrangements ratably over the service period, which is generally one year.

Warranty Costs

     Equipment sold in domestic markets is generally covered by a warranty and service arrangement period of one year. For certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we don't accrue warranty costs upon delivery but rather recognize warranty and related service costs as incurred.

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

Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized.

     Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset we previously recorded relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflected the expected utilization of such net operating losses in the following twelve months. Such allocation was based on our internal financial forecast and may be subject to revision based upon actual results.

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

Results of Operations

Three Months Ended February 28, 2006 and 2005

     Net revenue from sales, leases and service of our EECP systems for the three-month periods ended February 28, 2006 and 2005, was $2,841,821 and $2,964,328, respectively, which represented a decline of $122,507 or 4%. We reported a net loss of $671,447 compared to $2,026,849 for the three-month periods ended February 28, 2006 and 2005, respectively. Our net loss per common share was $0.01 for the three-month period ended February 28, 2006 compared to a net loss of $0.03 per share for the three-month period ended February 28, 2005.

Revenues

     Revenue from equipment sales declined approximately 15% to $1,807,625 for the three-month period ended February 28, 2006 as compared to $2,131,567 for the same period for the prior year. The decline in equipment sales is due primarily to a 10% decline in average sales prices. A higher mix of sales to international distributors was the primary cause of the decrease in average sales prices and increased international shipments offset the decline in domestic systems shipped.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. Although average domestic selling prices were essentially flat compared to the third quarter of fiscal 2005, we anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. Our revenue from the sale of EECP systems to international distributors in the third quarter of fiscal 2006 increased approximately 103% to $295,000 compared to $145,000 in the same period of the prior year as a result of increased sales volume.

     The above decline in revenue from equipment sales was partially offset by a 24% increase in revenue from equipment rental and services for the three-month period ended February 28, 2006, from the same three-month period in the prior year. Revenue from equipment rental and services represented 36% of total revenue in the third quarter of fiscal 2006 compared to 28% in the third quarter of fiscal 2005. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 27% in service related revenue. The higher service revenue reflects an increase in service and spare parts, plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 43% due to fewer rental units in service, partially offsetting the above.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Gross Profit

     The gross profit declined to $1,613,802 or 57% of revenues for the three-month period ended February 28, 2006, compared to $1,799,746 or 61% of revenues for the three-month period ended February 28, 2005. Gross profit margin as a percentage of revenue for the three-month period ended February 28, 2006, decreased compared to the same period of the prior fiscal year due to the decline in average selling prices and the adoption of SFAS No. 151, which lowered the amount of fixed overhead costs absorbed into inventory in the third quarter of fiscal 2006 by $149,000. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower margin percentage as volume was essentially flat.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three months ended February 28, 2006 and 2005, were $1,852,173 or 65% of revenues and $2,947,978 or 99% of revenues, respectively reflecting a decrease of $1,095,805 or approximately 37%. The decrease in SG&A expenditures in the third quarter of fiscal 2006 compared to fiscal 2005 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower consulting, trade show, and accounting costs.

Research and Development

     Research and development ("R&D") expenses of $412,997 or 14% of revenues for the three months ended February 28, 2006, decreased by $450,479 or 52%, from the three months ended February 28 2005, of $863,476 or 29% of revenues. The decrease is primarily attributable to fewer R&D personnel and lower new product development and clinical research spending.

Provision for Doubtful Accounts

     During the three-month periods ended February 28, 2006 and 2005, we charged $18,984 and $2,200, respectively, to our provision for doubtful accounts. In the prior fiscal year period, we collected funds from previously reserved accounts, which largely offset new reserve requirements.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $19,346 in the three-month period ended February 28, 2006, from $25,931 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the third fiscal quarters of 2006 and 2005, was $18,251 and $20,968, respectively. The decrease in interest income from the prior period resulted from lower cash, cash equivalents, and certificates of deposit balances, partially offset by higher average interest rates on invested balances.

Income Tax Expense, Net

     During the three months ended February 28, 2006 and 2005, we recorded income tax expense of $0 and $7,978, respectively. An increase of $223,000 was made to the gross deferred tax asset and related valuation allowance during the third quarter of fiscal 2006.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Nine Months Ended February 28, 2006 and 2005

     Net revenue from sales, leases and service of our EECP systems for the nine-month periods ended February 28, 2006 and 2005, was $9,058,376 and $11,247,419, respectively, which represented a decline of $2,189,043 or 19%. We reported a net loss of $10,196,944 compared to $4,561,002 for the nine-month periods ended February 28, 2006 and 2005, respectively. Our net loss per common share was $0.18 for the nine-month period ended February 28, 2006 compared to a net loss of $0.08 per share for the nine-month period February 28, 2005. The increase in net loss is primarily due to the establishment of a $7,093,000 valuation reserve in the fiscal 2006 second quarter for the then-remaining carrying value of the deferred tax asset.

Revenues

     Revenue from equipment sales declined approximately 30% to $5,998,943 for the nine-month period ended February 28, 2006 as compared to $8,629,026 for the same period for the prior year. The decline in equipment sales is due primarily to a 32% decline in the number of EECP system shipments, partially offset by a 5% improvement in average sales prices. A higher mix of both newer model equipment and new equipment versus used equipment was the primary cause of the increase in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. Although average domestic selling prices improved compared to the first nine months of fiscal 2005, we anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the first nine months of fiscal 2005, which reduced the average selling price in that period. The average price of new systems sales declined approximately 2% in the first nine months of fiscal 2006 compared to the same period in the prior year. Our revenue from the sale of EECP systems to international distributors in the first nine months of fiscal 2006 increased approximately 13% to $690,000 compared to $607,995 in the same period of the prior year, as a result of increased volume.

     The above decline in revenue from equipment sales was partially offset by a 17% increase in revenue from equipment rental and services for the nine-month period ended February 28, 2006, from the same nine-month period in the prior year. Revenue from equipment rental and services represented 34% of total revenue in the first nine months of fiscal 2006 compared to 23% in the same period of fiscal 2005. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 28% in service related revenue. The higher service revenue reflects an increase in service, spare parts and accessories, plus greater marketing focus on the sale of extended service contracts. Rental revenue declined approximately 52%, partially offsetting the above. The decline was primarily due to a multi-system customer defaulting on its rental payments during fiscal 2005; consequently, we shifted to a cash basis for revenue recognition for this customer and our equipment was eventually returned.

Gross Profit

     The gross profit declined to $5,309,344 or 59% of revenues for the nine-month period ended February 28, 2006, compared to $7,247,170 or 64% of revenues for the nine-month period ended February 28, 2005. Gross profit margin as a percentage of revenue for the nine-month period ended February 28, 2006, decreased compared to the same period of the prior fiscal year despite the improvement in average selling prices, mainly due to an unfavorable sales mix of lower cost used equipment, and the higher production units costs associated with reduced production volumes in the last four fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the first nine months of fiscal 2006 by $290,000. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

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

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the nine-months ended February 28, 2006 and 2005, were $6,769,946 or 75% of revenues and $9,088,858 or 81% of revenues, respectively reflecting an decrease of $2,318,912 or approximately 26%. The decrease in SG&A expenditures in the first nine months of fiscal 2006 compared to fiscal 2005 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower market research, advertising, trade show, and accounting costs.

Research and Development

     Research and development ("R&D") expenses of $1,528,699 or 17% of revenues for the nine months ended February 28, 2006, decreased by $992,622 or 39%, from the nine months ended February 28, 2005, of $2,521,321 or 22% of revenues. The decrease is primarily attributable to fewer R&D personnel and lower new product development and clinical research spending.

Provision for Doubtful Accounts

     During the nine-month period ended February 28, 2006, we charged $89,559 to our provision for doubtful accounts, as compared to $135,156 during the nine-month period ended February 28, 2005. The decrease was mainly due to reduced sales.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $64,299 in the nine-month period ended February 28, 2006, from $84,971 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the first nine months of fiscal 2006 and fiscal 2005, were $59,041 and $51,795, respectively. The increase in interest income from the prior period is the direct result of $15,405 in increased unrealized gain on investments. Lower average cash, cash equivalents, and certificates of deposit balances invested during the first nine months of fiscal 2006 compared to the prior period partially offset the above.

Income Tax Expense, Net

     During the nine months ended February 28, 2006 and 2005, we recorded income tax expense of $7,112,826 and $29,661, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset in the second fiscal quarter. The income tax expense for the first nine months of fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of August 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $4,674,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. On December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum (PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF and that current coverage for CCSC class III/IV refractory angina would remain in effect. Consequently, at the end of the second fiscal quarter, we concluded that, based upon the weight of available evidence, it was no longer "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero. On March 20, 2006, CMS issued its final decision, which upheld the PDM.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     An increase of $1,038,000 was made to the gross deferred tax asset and related valuation allowance during the nine months ended February 28, 2006.

Liquidity and Capital Resources

Cash and cash flow

     We have financed our operations in fiscal 2006 and fiscal 2005 from working capital and in fiscal 2006 from the issuance of preferred stock. At February 28, 2006, we had cash, cash equivalents, and certificates of deposit balances of $1,731,710 and working capital of $3,351,563 as compared to cash, cash equivalents, and certificates of deposit balances of $2,747,967 and working capital of $3,932,769 at May 31, 2005. Our cash, cash equivalents, and certificates of deposit balances decreased $1,016,257 for the first nine months of fiscal year 2006 primarily due to cash used in operating activities of $2,731,252, and cash used in other financing activities of $470,622, partially offset by $2,185,617 in net proceeds from the issuance of preferred stock, which was subsequently converted to common stock.

     The increase in cash used in our operating activities during the first nine months of fiscal year 2006 resulted primarily from the net loss of $10,196,944 offset by adjustments to reconcile net loss to net cash used in operating activities of $7,465,692. The adjustments to reconcile net loss to net cash used in operating activities consisted mainly of $7,685,338 in non-cash adjustments, primarily $7,093,000 for deferred income taxes, as well as an aggregate of $592,338 in depreciation and amortization, allowances for doubtful accounts and inventory write-offs, and common stock issued for services. In addition, changes in our operating assets and liabilities used net cash of $219,646. The changes in the asset components primarily reflect an increase in accounts receivable of $768,798, offset by lower inventory of $709,765. The changes in our operating liability components reflect a decrease in accounts payable and accrued liabilities of $244,048 and a decrease in other liabilities of $140,711. Net accounts receivable were 28% of revenues for the nine-month period ended February 28, 2006, compared to 14% at the end of the nine-month period ended February 28, 2005, and accounts receivable turnover increased to 6.2 times as of February 28, 2006, as compared to 5.4 times as of February 28, 2005.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first three quarters of fiscal 2006 and 2005, approximately 0% and 2%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $760,156 during the nine-month period ended February 28, 2006. Cash was provided by the sale of short-term certificates of deposit. All of our certificates of deposit have original maturities of greater than three months and mature in less than twelve months.

     Our financing activities provided net cash of $1,714,995 during the nine-month period ended February 28, 2006, reflecting $2,185,617 in net proceeds received from the issuance of preferred stock, less payments on our outstanding notes and loans totaling $378,999, and preferred stock dividend payments totaling $91,623. On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP. The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share.

         We do not have an available line of credit.

                       Vasomedical, Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability in the refractory angina market or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market and operating in a more efficient manner. If we are not able to maintain our existing base of revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

     In order to reduce the Company's cash burn and bring its cost structure more into alignment with current revenue, we initiated a company restructuring in January 2006, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

     Based on the continuation of current revenue levels and the implementation of our restructuring plan initiated in January 2006, we believe that we will be able to fund our minimum projected capital requirements through at least the end of the calendar year.

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

Contractual Obligations

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 28, 2006.

                                                                       Due as of       Due as of
                                                       Due as of      2/29/08 and     2/28/10 and          Due
                                      Total             2/28/07          2/28/09         2/28/11        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                          $987,991        $119,787         $133,838        $154,022        $580,344
Notes Payable                             30,871          30,871               --              --              --
Operating Leases                          24,917          24,917               --              --              --
Litigation Settlement                    100,750         100,750               --              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                           $1,144,529       $ 276,325         $133,838        $154,022        $580,344
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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2006, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended February 28, 2006 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                VASOMEDICAL, INC.

                    By:         /s/ Thomas Glover
                                --------------------------------------------
                                Thomas Glover
                                Chief Executive Officer and Director (Principal Executive Officer)

                                /s/ Thomas W. Fry
                                --------------------------------------------
                                Thomas W. Fry
                                Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  April 13, 2006