Form 10-K
period 2006-05-31
VASOMEDICAL INC
filed 2006-08-28
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                           Commission File No. 0-18105

                       ----------------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of $0.42 as of November 30, 2005, was approximately $23,831,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At August 16, 2006, the number of shares outstanding of the issuer's common stock was 65,198,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III - (Items 10, 11, 12, 13 and 14) Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                      [THIS PAGE LEFT INTENTIONALLY BLANK}

                               INDEX TO FORM 10-K

                                                                                                              Page
                                                                                                              ----
                                     PART I

Item 1.       Business..........................................................................................1
Item 1A.      Risk Factors.....................................................................................16
Item 2.       Properties.......................................................................................20
Item 3.       Legal Proceedings................................................................................21
Item 4.       Submission of Matters to a Vote of Security Holders..............................................21

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of
              Equity Securities................................................................................22
Item 6.       Selected Financial Data..........................................................................23
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............25
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.......................................37
Item 8.       Financial Statements and Supplementary Data......................................................37
Item 9.       Changes in and Disagreements with Accountants and Accounting and Financial Disclosure............37
Item 9A.      Controls and Procedures..........................................................................38

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...............................................39
Item 11.      Executive Compensation...........................................................................39
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..39
Item 13.      Certain Relationships and Related Transactions...................................................39
Item 14.      Principal Accountant Fees and Services...........................................................39

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules.......................................................40

Signatures    .................................................................................................42

                                    EXHIBITS

Exhibit 23    Consents of Independent Registered Public Accounting Firms......................................E-1

Exhibit 31    Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A).....................E-2

Exhibit 32    Certification of Periodic Report................................................................E-4

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

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. We provide hospitals, clinics and physician private practices with EECP equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     We have incurred declines in revenue and significant operating losses during the last three fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner. If we are not able to reverse the trend of declining revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

     In order to reduce the cash burn and bring our cost structure more into alignment with current revenue, we initiated a company restructuring in January 2006, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, the board of directors elected to defer meeting fees and certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

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

Market Overview

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 2.4 million lives in the United States in 2003 and was responsible for 1 of every 2.7 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2006 Update (2006 Update). Approximately 71.3 million Americans suffer from some form of cardiovascular disease. Among these, 12.0 million have coronary heart disease (CHD).

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of stable angina and congestive heart failure indications. Within the stable angina and CHF indications, Medicare and other third-party payers currently reimburse for stable angina patients with moderate to severe symptoms who do not adequately respond or are not amenable to medications and not candidates for invasive procedures. Ischemic heart failure patients are also reimbursed under the same criteria provided they have documented history of coronary artery disease (CAD) and they are being treated for angina or angina equivalent symptoms as outlined in the American College of Cardiology/American Heart Association 2002 Guideline Update for the Management of Patients With Chronic Stable Angina.

     We have actively engaged in research to establish the potential benefits of EECP therapy in the management of CHF and sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), provided additional clinical data in order to support the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal. In June 2005 we submitted an application to the Centers for Medicare and Medicaid Services (CMS) for expanded coverage of EECP therapy to include CHF as a primary indication, plus expanded coverage for patients with milder angina. In March 2006, CMS issued a final decision not to expand coverage and keep the existing coverage as stated prior to our application. CMS has advised us that in order for them to fully consider the results of the PEECH clinical study it must be published in a peer-reviewed medical journal, therefore we intend to submit a revised application to CMS to again consider expanding coverage for heart failure patients once the study is published.

     However, there can be no assurance that our revised application will be accepted by CMS for review or that reimbursement coverage will be expanded even if the application is accepted for review. If we are unable to obtain an adequate national Medicare coverage policy for treatment procedures using EECP therapy on patients with CHF, it would adversely affect our future business prospects.

Angina
         Angina pectoris is the medical term for a recurring pain or discomfort in the chest due to coronary heart disease. Angina is a symptom of a condition called myocardial ischemia, which occurs when the heart muscle or myocardium doesn't receive as much blood, hence as much oxygen, as it needs. This usually happens because one or more of the heart's arteries, the blood vessels that supply blood to the heart muscle, is narrow or blocked. Insufficient blood supply to meet the need of the organ to function is called ischemia.

     The cardinal symptom of stable CAD is anginal chest pain or equivalent symptoms, such as exertional dyspnea. Angina is uncomfortable pressure, fullness, squeezing or pain usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm. Often the patient suffers not only from the discomfort of the symptom itself but also from the accompanying limitations on activities and the associated anxiety that the symptoms may produce. Uncertainty about prognosis may be an additional source of anxiety. For some patients, the predominant symptoms may be palpitations or syncope that is caused by arrhythmias or fatigue, edema, or orthopnea caused by heart failure. Episodes of angina occur when the heart's need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common though not only trigger for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

     There are approximately 6.4 million angina patients in the United States and our EECP therapy currently competes with other technologies in the market for approximately 130,000 new angina patients annually who do not adequately respond to or are not amenable to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP therapy. Most angina patients are treated with medications, including beta blockers to slow and protect the heart and vasodilators, which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or inadequately correct the problem the patients are considered unresponsive to medical therapy. If the patient is readily amenable, invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG) are often employed.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP therapy. We believe that over 65% of the patients that receive EECP therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limits reimbursement for EECP therapy to patients who do not adequately respond to or are not amenable to medical therapy and are not readily amenable to surgical therapy. As a result, an important element of our strategy is to grow the market for EECP therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enabling EECP therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-K for a more detailed discussion of reimbursement issues.

Congestive Heart Failure

     CHF is a condition in which the heart loses its full pumping capacity to supply the metabolic needs of all other organs. The condition affects both sexes and is most common in people over age 50. Symptoms include angina, shortness of breath, weakness, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat and low blood pressure. Causes range from chronic high blood pressure, heart-valve disease, heart attack, coronary artery disease, heartbeat irregularities, severe lung disease such as emphysema, congenital disease, cardiomyopathy, hyperthyroidism, severe anemia and others.

     CHF is treated with medication and, sometimes, surgery on heart valves or the coronary arteries and, in certain severe cases, heart transplants. Left ventricular assist devices (LVADs) and the use of cardiac resynchronization and implantable defibrillators are useful in selected patients with heart failure. Still, no consensus therapy currently exists for CHF and patients must currently suffer their symptoms chronically and have a reduced life expectancy.

     According to the 2006 Update, in 2003 approximately 2.4 million men and 2.6 million women in the US had CHF and about 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 20.5% from 1993 to 2003. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated 2005 cost to the health care system in the United States of $29.6 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP Patient Registry(TM) (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated also have a history of CHF and have demonstrated positive outcomes from EECP therapy.

     The PEECH clinical trial provided additional clinical evidence to demonstrate the potential benefits of EECP therapy in the management of CHF, and we included a summary of the results of the PEECH trial in our application to CMS to expand reimbursement coverage to include CHF. The application was accepted by CMS on June 20, 2005, and CMS announced their final decision not to expand coverage on March 20, 2006. Since the PEECH trial had not been published in a peer-reviewed journal prior to CMS issuing a final decision, we intend to resubmit a new application to CMS requesting additional coverage to include heart failure patients once the PEECH manuscript is published. However, there can be no assurance that the results of the PEECH trial or other clinical evidence will be sufficient to support expansion of the Medicare national coverage policy for EECP treatment.

The EECP Therapy Systems

     The EECP therapy systems are advanced treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and at the same time reduce the workload of the heart while improving the overall vascular function. The treatment is completely noninvasive and is administered to patients on an outpatient basis, usually in daily one-hour sessions, five days per week over seven weeks for a total of 35 treatments. The procedure is well tolerated and most patients begin to experience relief of chest pain due to their coronary artery disease after 15 to 20 hours of therapy. As demonstrated in our clinical studies, positive effects have been shown in most patients to continue for years following a full course of therapy.

     During EECP therapy, the patient lies on a contoured treatment table while three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, are wrapped around the calves, and the lower and upper thighs, including the buttocks. The system is synchronized to the individual patient's cardiac cycle triggering the system to inflate the cuffs rapidly and sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward to the buttocks during the relaxation phase of each heartbeat (diastole). This has the effect of creating a strong retrograde counterpulse in the arterial system, forcing freshly oxygenated blood towards the heart and coronary arteries at a time when resistance to coronary blood flow is at its lowest level. The counter pulse also simultaneously increases the volume of venous blood return to the heart when the heart is filling up for ejection in the contracting phase. Just prior to the next heartbeat when the heart begins to eject blood by contracting (systole), all three cuffs simultaneously deflate, significantly reducing the workload of the heart. This is achieved because the vascular beds in the lower extremities are relatively empty when the cuffs are deflated, significantly lowering the resistance, and provide vascular space to receive the blood ejected by the heart, reducing the amount of work the heart must do to pump oxygenated blood to the rest of the body. The inflation/deflation activity is monitored constantly and coordinated by a computerized console that interprets electrocardiogram signals from the patient's heart, monitors heart rhythm and rate information, and actuates the inflation and deflation in synchronization with the cardiac cycles. The end result of this sequential
"squeezing" of the legs is to create a pressure wave that significantly increases peak diastolic pressure benefiting circulation to the heart muscle and other organs, increases venous return so that the heart has more blood volume to eject out, and increases cardiac output. The release of external pressure produces reduction of systolic pressure, thereby reducing the workload of the heart. This reduction of vascular resistance insures that the heart does not have to work as hard to pump large amounts of blood through the body to help supply its metabolic needs.

     While the precise scientific means by which EECP therapy achieves its long-term beneficial effects are only partially explained, there is evidence to suggest that the EECP therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels. The recruitment of new arteries known as "collateral blood vessels" bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that are receiving an inadequate supply of blood. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to insure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body's organs and tissues and as a result the required workload of the heart.

Clinical Studies

Early History

     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past forty years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the current EECP systems, such as the computerized electrocardiographic signal for triggering, and the use of pneumatic versus hydraulic actuating media that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal (i.e. intra-aortic balloon pumping) and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed "enhanced" sequentially inflating EECP device that incorporated three sets of cuffs including the buttocks cuff instead of a single cuff used in the previous system. The Chinese investigators were able to show that a 36-hour course of treatment with the EECP system reduced the frequency and severity of anginal symptoms during normal daily functions and also during exercise, and also that the improvements were sustained for years after therapy.

     These results prompted a group of investigators at the State University of New York at Stony Brook (Stony Brook) to undertake a number of open label studies with the EECP system between 1989 and 1996 to reproduce the Chinese results, using both subjective and objective endpoints. These studies, though open label and non-randomized, showed significant improvement in exercise tolerance by patients as evidenced by exercise treadmill stress testing, improvement in the perfusion of ischemic regions of the heart muscle by thallium radionuclide imaging stress testing, and partial or complete resolution of coronary perfusion defects. All of these results have been reported in medical literature and support the assertion that EECP therapy is an effective and durable treatment for patients suffering from chronic angina pectoris.

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

     This 139 patient study, which included a sham-EECP control group, demonstrated that patients treated with EECP therapy were able to increase the amount of time on exercise testing before they showed signs of cardiac ischemia (i.e. ST-segment depression on their electrocardiogram) and experienced a reduction in the frequency of their angina attacks compared to patients who did not receive EECP therapy. In 1999, physician collaborators completed a quality-of-life study with the EECP system in a subset of the same patients that participated in MUST-EECP. Two highly regarded standardized means of measurement were used to gauge changes in patients' outlook and ability to participate in normal daily living during the treatment phase and for up to 12 months after treatment. Results of this study, which have been presented at major scientific meetings and published in the January 2002 Journal of Investigative Medicine, show that after one-year of follow-up the group of patients receiving EECP therapy enjoyed significantly improved aspects of health-related quality of life compared to those who received a sham treatment.

The PEECH Study

     As part of our program to expand the therapy's indications for use beyond the treatment of angina, we applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP therapy in the treatment of CHF. A 32 patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study indicated that EECP therapy could improve exercise capacity, increase functional capacity was beneficial to left ventricular function in patients with New York Heart Association (NYHA) Class II and III (i.e. mild to moderate) heart failure and a reduced left ventricular ejection fraction (i.e. LVEF = 35% or less).

         In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients was approved. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), began patient enrollment in March 2001. The PEECH clinical trial involved nearly thirty centers including: the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Thomas Jefferson University Hospital, the University of North Carolina at Chapel Hill, the Minnesota Heart Failure Consortium, Advocate Christ Hospital, Hull Infirmary (UK), the University of California at San Diego Medical Center, the University of Pittsburgh Medical Center, the Lindner Clinical Trial Center and the Cardiovascular Research Institute. Vasomedical obtained 510(k) clearance for CHF from FDA in June 2002, obviating the need to continue this trial for FDA regulatory reasons. However, we decided to complete the clinical trial in order to use the anticipated clinical outcomes to help establish the clinical validation of EECP therapy as a treatment for CHF and to provide additional scientific support for Medicare, Medicaid and other third-party payers to expand reimbursement coverage of EECP therapy to include the CHF indication.

     The protocol for the study required that patients have NYHA II or III symptoms, have an LVEF of 35% or less, be able to undergo exercise testing and complete patient examinations 1-week, 3-months and 6-months following treatment that evaluated changes from baseline in exercise capacity, symptom status and quality of life. Patients were randomized to receive either optimal (i.e. guideline-recommended) medical therapy (OPT) or EECP therapy in addition to OPT. Enrollment of patients into the PEECH trial was completed in February 2004, with 187 patients, and the six-month follow-up examinations were completed by the end of December 2004.

     On March 8, 2005, the preliminary PEECH clinical trial results were presented by Arthur M. Feldman, MD, PhD, Principal Investigator, in a Late Breaking Clinical Trials session of the American College of Cardiology ("ACC") Annual Scientific Session. Simultaneously, the Company announced the positive results of the trial to the public in a Press Release.

     In designing the PEECH trial, success was demonstrated if the difference between EECP therapy combined with optimal medical therapy compared to optimal medical therapy alone achieved a p-value less than 0.025 in at least one of two pre-defined co-primary endpoints:

     1. percentage of subjects with greater than or equal to 60 seconds improvement in exercise duration from baseline to six months, or

     2. percentage of subjects with at least 1.25 mL/kg/min increase in peak oxygen consumption from baseline to six months.

     Additional secondary endpoints were actual changes in exercise duration and peak oxygen consumption, changes in New York Heart Association ("NYHA") functional classification, changes in quality of life, adverse experiences and pre-defined clinical outcomes.

     The study was a positive clinical trial on the basis that a significantly greater proportion of patients who underwent EECP therapy improved their exercise duration by 60 seconds or more six months following completion of therapy compared to those who received OPT alone (35.4% vs. 25.3%, p=0.016). The proportion of patients achieving a 1.25 mL/kg/min improvement in peak oxygen consumption was not significantly different between the two groups at six months.

     Consistent with the results on the primary endpoint of exercise duration, statistically significant differences favoring the EECP-treated group were seen in changes in average exercise duration, symptom status and quality of life during follow-up. Average peak oxygen consumption showed a trend favoring the EECP group at 1 week, but there were no differences detected at later follow-up. Results in patients with heart failure of ischemic etiology were noted to be clearly superior to those patients of idiopathic etiology though the benefit in these later patients could not be ruled out statistically. Lastly, EECP therapy was deemed safe and well tolerated in this group of patients, as patients in the EECP-treated group did not suffer more adverse events than those in the control group.

     Moreover, results of a predefined subgroup analysis showed that patients 65 years of age or older not only had a significantly greater response rate
(co-primary   endpoint)  and  average  change  in  exercise   duration  favoring
EECP-treated patients, but the response rate (co-primary endpoint) and average change in peak oxygen consumption were also significantly better out to completion of the study at six months follow-up.

     The results of the PEECH trial indicate that EECP therapy provides beneficial adjunctive therapy in patients with NYHA Class II-III systolic heart failure receiving optimal pharmacological therapy, especially in those 65 years of age or older. There can be no assurance that the results of the PEECH clinical trial will be sufficient to expand reimbursement coverage or the adoption by the medical community of EECP therapy for use in the treatment of congestive heart failure.

The International EECP Patient Registry (IEPR(TM))

     The  International  EECP Patient  Registry at the  University of Pittsburgh
Graduate School of Public Health was established in January 1998 to track the outcomes of angina patients who have undergone EECP therapy. More than one hundred centers have participated in the registry and data from more than 5,000 patients from an initial cohort enrolled between 1998 and 2001 (IEPR-1) have been tabulated and reported in several peer-reviewed publications.

     The American Journal of Cardiology published a report in February of 2004 on the two-year outcomes after EECP therapy observed in 1,097 patients with two-year follow-up enrolled in IEPR-1. The authors noted that 73% of patients in this cohort had a decrease in their angina symptom status upon completion of EECP therapy and that the average number of angina episodes for the group was reduced from 10.6 to 2.8 per week. They characterized this improvement as a "significant and dramatic reduction in CCSC" and stated that the adverse clinical event rate was low. (CCSC, or Canadian Cardiovascular Society Classification, is a rating scale used by physicians to assess the limitations imposed on patients' lives by angina.) Patients also reported improvement in health status, quality of life and satisfaction with life.

     At two-years follow-up, 74.9% of patients reported their angina symptom status (CCSC class) was improved compared to before EECP therapy, and the accompanying improvements in angina frequency and quality of life measures were largely sustained as well. Nine per cent of patients had died over the two-year follow-up and 15% had undergone a revascularization procedure (angioplasty, stenting or coronary bypass surgery).

     The authors summarize the results by stating "Most patients experienced a significant reduction in angina and improvement in quality of life after EECP therapy, and this reduction was sustained in most patients at 2-year follow-up."

     In a separate report that appeared in The American Journal of Cardiology in 2005, physician investigators participating in the IEPR(TM) reported on the results of EECP therapy in patients with angina who also had severe left ventricular dysfunction (LVD, a reduced pumping capacity of the heart). Previously it was thought that such patients, and those with a diagnosis of heart failure, would be put at risk if treated with EECP therapy, due to the increase in venous return to the heart caused by compression of the leg veins by enhanced external counterpulsation.

     The 363 patients in this cohort had long-standing and extensive coronary artery disease, had a high prevalence of cardiovascular disease risk factors, were not amenable to invasive revascularization procedures, and suffered from severe angina. Following completion of EECP treatment, 77% decreased their CCSC angina class by at least one severity rating. The average number of angina episodes per week was greatly reduced and many were able to discontinue the use of nitroglycerin pills designed to relieve angina. As in the overall IEPR population, measures of quality of life were significantly improved after treatment.

     The rate of major adverse clinical events, while somewhat more frequent in this group of patients with significant comorbid disease, was characterized as low over the course of EECP therapy. Exacerbation of heart failure was significantly more frequent in patients who did not complete therapy compared to those who did (16% vs. 0%) in patients with a previous history of heart failure.

     At two-years of follow-up, 83% remained alive and 70% were free of death, heart attack or invasive revascularization procedures (coronary artery bypass surgery, angioplasty and/or stenting) during that period. The majority of patients experienced sustained relief of their angina and improved quality of life. Twenty per cent of the group underwent repeat EECP therapy during the two-year follow-up, mostly due to failure to complete the original course of therapy.

     A second phase of enrollment into the registry (IEPR-2) enrolled approximately 2,500 patients between 2002 and 2004 and these patients are currently being followed to 2-year follow-up. IEPR-2 incorporates sub-studies regarding treatment beyond 35 hours, possible predictors of response, effects on certain aspects of peripheral vascular disease and sexual dysfunction in men. Notably, the data set was modified in February 2003 to capture information on changes in heart failure symptom status, occurrence of clinical events due to heart failure and to include a heart failure-specific quality of life questionnaire in IEPR-2 patients with concomitant heart failure.

     Vasomedical considers the IEPR(TM) to be a vital source of information about the effectiveness and safety of EECP(R) therapy in a real-world environment for the medical community at large. To date, eighteen full-length articles reporting data from the IEPR(TM) have been published in peer-review medical journals and more than seventy-five abstracts have been presented at a variety of major cardiovascular scientific conferences. For this reason, we continue to provide an ongoing grant to fund the registry to publicize data that assists clinicians in delivering optimal care to patients.

     Registry data, while considered a valuable source of complementary clinical data, is deemed by scientific cardiologists and others to be less convincing than data from randomized, blinded, clinical trials and from certain other well-controlled clinical study designs. There can be no assurance that the Company will be able to obtain regulatory, reimbursement or other types of approvals, or a favorable standing in medical professional practice guidelines, based upon results observed in patients enrolled in registries.

Other studies and publications

     A search on the term "external counterpulsation" of the PubMed database available through the National Library of Medicine conducted on August 21, 2006, identified one-hundred-ninety-eight (198) citations of articles published in the medical scientific literature, including 28 review articles. The vast majority of these publications have reported results in patients with chronic stable angina and/or heart failure treated with EECP therapy, while others have reported use of the device in other cardiovascular or non-cardiovascular indications. The vast majority of these reports are generated using Vasomedical EECP therapy systems and equipment. In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating that EECP therapy can provide benefit to appropriate patients in the following ways:

     o Enhancement of coronary and peripheral circulation, myocardial perfusion, ventricular function and hemodynamics,
     o    Improvement in endothelial function and vascular reactivity
     o    Elimination or reduction of cardiac ischemia,
     o Elimination or reduction in symptoms and improved functional class in angina and heart failure,
     o Resolution of reversible ischemic defects found on quantitative myocardial perfusion studies,
     o Increased exercise duration and increased time to ischemic changes during treadmill exercise in angina and increased exercise duration and peak oxygen consumption in heart failure in properly selected patients,
     o    Elimination or reduction in use of anti-angina medications,
     o    Improved quality of life in patients with angina and heart failure.

Strategic Initiatives

         Our short- and long-term plans are to:

          a) reduce the cash burn and bring our cost structure into alignment with current revenue in the short term by:
               i) reducing or eliminating spending on all but critical new product development and clinical research projects,
               ii) focusing on rebuilding our revenue base supporting our direct sales effort and expanding our use of independent sales representatives, and
               iii) maintaining  tight cost  control  on all areas of  personnel cost and spending.

          b) pursue possible strategic investments and creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace, as opportunities become available.

          c) Increase market penetration in the domestic reimbursable user base for EECP therapy by:
               i)   expanding   reimbursement   to  include   coverage  for  the
                    treatment of ischemic NYHA Class II and III CHF patients,
               ii)  marketing   directly  to  third-party   payers  to  increase
                    third-party reimbursement, and
               iii) expanding  reimbursement  coverage  in the angina  market to include patients with CCS Class II angina.

          d) Increase the clinical and scientific understanding of EECP therapy by:
               i)   completing  the  analysis  of  the  PEECH  clinical   trial,
                    publishing the results in a major peer-reviewed medical journal and resubmitting data to insurers, including Medicare, for favorable coverage policies;
               ii) continuing to support on a limited basis academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP therapy and

          e) Increase awareness of the benefits of the EECP therapy in the medical community by:
               i)   developing  campaigns to market the benefits of EECP therapy directly to clinicians, third-party payers and patients;
               ii)  engaging in educational  campaigns for providers and medical directors of third-party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP therapy; and
               iii) continuing  the  development  of  EECP  therapy  in  certain international markets, principally through the establishment of a distribution network and the seeking of reimbursement approvals.
          f) Maintain development efforts to improve the EECP system and expand its intellectual property estate by filing for additional patents in the United States and other countries.

     These listed strategic objectives are forward-looking statements. We review, modify and change our strategic objectives from time to time based upon changing business conditions. There can be no assurance that we will be able to achieve our strategic objectives and even if these results are achieved risks and uncertainties could cause actual results to differ materially from anticipated results. To a large extent limited financial resources available reduce our ability to achieve these strategic objectives. Please see the section of this Form 10-K entitled "Risk Factors" for a description of certain risks among others that may cause our actual results to vary from the forward-looking statements.

Sales and Marketing

Domestic Operations

     We sell EECP therapy systems to treatment providers such as hospitals, clinics and physician private practices in the United States through a direct and indirect sales force. Our sales force is a combination of employees and independent sales representatives managed by a vice president of sales plus in-house administrative support.

         The efforts of our sales organization are further supported by a staff of clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established. This clinical applications group is also engaged in training and certification of new personnel at each site, as well as for updating providers on new clinical developments relating to EECP therapy.

     Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. These programs are designed to support our field sales organization and increase awareness of EECP therapy in the medical community. Additional marketing activities include creating awareness among third-party payers to the benefits of EECP treatment for patients suffering from CHF as well as angina.

     We employ service technicians responsible for the repair and maintenance of EECP systems and, in some instances, on-site training of a customer's biomedical engineering personnel. We provide a service arrangement (usually one year) that includes: service by factory-trained service representatives, material and labor costs, emergency and remedial visits, preventative maintenance, software upgrades, technical phone support and preferred response times. We service our customers after the service arrangement expires either under separately purchased annual service contracts or on a fee-for-service basis.

International Operations

     We distribute our product internationally through a network of independent distributors. It has generally been our policy to appoint distributors exclusive marketing rights to EECP therapy systems in their respective countries, in exchange for their commitment to meet the duties and responsibilities required of a distributor. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must assist us either to obtain an FDA-equivalent marketing clearance, country registration or to establish confirmatory clinical trials, conducted by local key opinion leaders in cardiology, required to obtain Ministry of Health approval, certification or reimbursement. Each distributor is responsible for registering the product and obtaining any required regulatory or clinical approvals, supporting local reimbursement efforts for EECP therapy and maintaining an infrastructure to provide post-sales support.

     To date, revenues from international operations have not been significant. Revenues from non-domestic markets were 8%, 9% and 4% for the fiscal years ended May 21, 2006, 2005, and 2004, respectively. Our international marketing activities include, among other things, assisting in obtaining national or third-party healthcare insurance reimbursement approval and participating in medical conferences to create greater awareness and acceptance of EECP therapy by clinicians.

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

Competition

     Presently, we are aware of at least four direct competitors with an external counterpulsation device on the market, namely Cardiomedics, Inc., ACS, Scottcare and Living Data Technologies Corporation. In addition, other companies have received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially in the marketplace. While we believe that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

     We view other companies engaged in the development of device-related, biotechnology and pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well. These include such common and well established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support
(MCS), transmyocardial laser revascularization (TMR), cardiac recovery systems, total artificial hearts, cardiac resynchronization devices, ranolazine and nesiritide (Natrecor(R)); as well as newer technologies currently in FDA-approved clinical trials such as spinal cord stimulation (SCS). There can be no assurance that other companies will not develop new technologies or enter the market intended for EECP therapy systems. Such other companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by us and may, therefore, succeed in developing technologies or products that are more efficient than those offered by Vasomedical and that would render our technology and existing products obsolete or noncompetitive.

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

Premarket Review

     The 510(k) premarket notification process requires an applicant to give notice to FDA of its intent to introduce its device into commerce. In its premarket notification, the applicant must demonstrate that its new or modified medical device is substantially equivalent to a legally marketed or predicate device. Prior to beginning commercialization of the new or modified product it must receive an order from the FDA classifying the device under section 510(k) in the same classification as the predicate device, and as a result, the new device will be cleared for marketing. Modifications to a previously cleared medical device that do not significantly affect its safety and effectiveness or constitute a major change in the intended use can be made without having to submit a new 510(k). In February 1995, the Company received 510(k) clearance to market the second-generation version of its EECP therapy system, the MC2, which incorporated a number of technological improvements over the original system. In addition, in December 2000, the Company received 510(k) clearance to market its third generation system, the TS3. The FDA's clearance in these cases was for the use of EECP therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock. In June 2002, the FDA granted 510(k) market clearance for an upgraded TS3, which incorporated the Company's patented CHF treatment and oxygen saturation monitoring technologies, and provided for a new indication for the use of EECP in CHF, which applied to all then-current models of the Company's EECP therapy systems.

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

     We are also subject to periodic audits by organizations authorized by foreign countries to determine compliance with laws, regulations and standards that apply to the commercialization of our products in those markets. Examples include auditing by a European Union Notified Body organization (authorized by a member state's Competent Authority) to determine conformity with the Medical
Device Directives (MDD) and by an organization authorized by the Canadian government to determine conformity with the Canadian Medical Devices Regulations
(CMDR).

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

Practice Guidelines

     Medical professional societies periodically issue Practice Guidelines to their members and make them available publicly. The American College of Cardiology (ACC) and the American Heart Association (AHA) have jointly engaged in developing practice guidelines since 1980 to critically evaluate the use of diagnostic procedures and therapies in the management or prevention of cardiovascular diseases. These guidelines are meant to "improve the effectiveness of care, optimize patient outcomes and affect the overall cost of care favorably by focusing resources on the most effective strategies". Recommendations incorporated into the guidelines are based upon an assessment of the strength of evidence for or against a treatment or procedure and estimates of expected health outcomes stemming from a formal review of peer-reviewed published literature. These guidelines may not be updated for some time.

     The "ACC/AHA 2002 Guideline Update for the Management of Patients with Chronic Stable Angina" was last issued in 2003. Comments on external counterpulsation appear in a section entitled " Recommendations for Alternative Therapies for Chronic Stable Angina in Patients Refractory to Medical Therapy Who Are Not Candidates for Percutaneous Intervention or Surgical Revascularization" and include a so-called Class IIb recommendation. ACC/AHA guideline classifications I, II and III are used to "provide final recommendations for both patient evaluation and therapy" and a Class IIb rating is defined as "Usefulness/efficacy is less well established by evidence/opinion".

     The ACC/AHA 2005 Guidelines for the Diagnosis and Management of Chronic Heart Failure in the Adult were issued in 2005. External counterpulsation is listed as one of the devices under investigation in a section entitled "Drugs and Interventions Under Active Investigation".

     The 2006 Comprehensive Heart Failure Practice Guideline issued in February 2006 by the Heart Failure Society of America does not include any comments on the use of external counterpulsation therapy for treating heart failure patients.

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

Reimbursement

     In addition to regulatory approvals for commercialization by government agencies, reimbursement coverage and payment rates are factors in the sales of our products and we depend in large part on the availability of reimbursement programs. Medicare, Medicaid, as well as private health care insurance and managed-care plans determine eligibility for coverage of a product or therapy based on a number of factors, including the payer's determination that the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which it is administered according to the scope of clinical evidence available, accepted standards of medical care in practice, the product's cost effectiveness, whether the product is experimental or investigational, impact on health outcomes and whether the product is not otherwise excluded from coverage by law or regulation. The coverage process for Medicare reimbursement is legislated by Congress and administered by the Centers for Medicare and Medicaid Services (CMS), and is highly variable in the commercial market. There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the product is approved or cleared by FDA. Even when we obtain authorization from the FDA or a foreign authority to begin commercial distribution, there may be limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. Moreover, eligibility for coverage does not imply that a product will be reimbursed in all cases or at a rate that allows us to market our EECP systems at a price that will enable us to make a profit or even cover our costs. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data. Even if successful, demand for products may be driven more by the scope of peer-reviewed evidence and acceptance, endorsement by regulatory and clinical bodies, or foreign country authorities than by the reimbursement rates available. Securing coverage at adequate reimbursement rates from government and third party payers can be a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payer. Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payers for our products could have a material adverse effect on our financial condition and operating results.

     Our reimbursement strategies are currently focused in the following primary areas: expanding Medicare coverage to include congestive heart failure and mild angina, expanding coverage with other third-party payers, expanding Medicare coverage for angina and obtaining coverage in selected international markets.

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

     The 2006 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $138 and $104, respectively. Reimbursement rates vary throughout the country and range from $113 to $231 per hourly session. Under the Medicare program, physician reimbursement of the provision of EECP therapy is higher if the therapy is performed in a physician office setting as compared to a hospital outpatient facility in order to reflect higher costs associated with the physician office. Since January 2000, the national average payment rate has varied considerably.

The initial national average payment rate for the physician office setting and the hospital outpatient facility in 2000 was approximately $130 and $112, respectively per hourly session. The average payment rate for the physician office setting climbed to $208 per treatment session in 2003 before being reduced approximately 37% in 2004 to $132 per treatment session. In 2005 the physician rate increased approximately 5% and remained unchanged in 2006. The average payment rate for the hospital outpatient facility declined steadily to 2005 before increasing approximately 2% in 2006.

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

Application to Expand Medicare Coverage to include Class II Angina and Class II/III CHF

     On May 31, 2005, we submitted an application to CMS to expand the national coverage policy for external counterpulsation treatment to patients with Canadian Cardiovascular Class II stable angina and to patients with New York Heart Association (NYHA) Class II and III stable heart failure symptoms with an ejection fraction less than 35%. The application was accepted by CMS effective June 20, 2005, and CMS announced their decision to maintain the existing coverage as stated prior to the application and not to expand it to include Class II Angina and Class II/III CHF on March 20, 2006.

     The application was supported by clinical evidence from several of the more than 50 peer-reviewed journal articles, as well as the results from the recently concluded PEECH clinical trial in order to demonstrate that EECP therapy provides relief of stable angina and congestive heart failure in selected patients in the form of:

     o    improvement in symptoms
     o improvement in functional capacity, i.e. ability to perform exertional tasks
     o    improvement in quality of life and health status

     One of the criteria established by CMS to provide coverage, is to assess the effectiveness of the therapy by reviewing the scientific evidence published in peer-review scientific journals. Since the PEECH trial has yet to be published, CMS indicated it had to limit the weight of evidence provided from the PEECH trial for congestive heart failure in making its final decision on March 20, 2006. We intend to resubmit our application once the PEECH trial manuscript does get published so that CMS can provide sufficient weight on the evidence provided in the study.

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

     If we are unable to obtain an adequate national Medicare coverage policy for treatment procedures using EECP therapy on patients with CHF, it will adversely affect our future business prospects. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future, or what effect such legislation or regulation would have on us.

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

Patents and Trademarks

     We own eleven US patents including eight utility and three design patents that expire at various times between 2006 and 2021. In addition, more than 20 foreign patents have been issued that expire at various times from 2007 to 2022. There are six major U.S. applications pending for approval, relating to aspects of the Lumenair system, potential improvements, and new methods of treatment and a notice of allowance in one of the applications has recently been granted. We are pursuing these applications in other countries, including members of the European Union. We are also planning to file other patent applications regarding specific enhancements to the current EECP models, future generation products, and methods of treatment. Moreover, trademarks have been registered for the names "EECP" and "Natural Bypass".

     We pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technology. We believe that we have a solid patent foundation in the field of external counterpulsation devices and that the number of patents and applications demonstrates our technical leadership, dating back to the mid-1980s. Our patent portfolio focuses on the areas of external counterpulsation control and the overall design and arrangement of the external counterpulsation apparatus, including the console, treatment bed, fluid distribution, and inflatable cuffs. None of our current competitors have a significant patent portfolio in the area of external counterpulsation devices.

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

Employees

     As of May 31, 2006, we employed 46 full-time and 2 part-time persons with 12 in direct sales, sales and clinical applications support, 18 in manufacturing, quality control and technical service, 4 in marketing and customer support, 5 in engineering, regulatory and clinical research and 9 in administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

Manufacturing

     We manufacture our EECP therapy systems in a single facility located in Westbury, New York. Manufacturing operations are conducted under the Current Good Manufacturing Practice (CGMP) requirements as set forth in the FDA Quality System Regulation. These regulations subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard with specific requirements consistent with the FDA Quality System Regulation. While previously we were certified to comply with ISO 9001 requirements, we have applied and received ISO 13485 certification in February 2003. We are also certified to conform with the full quality assurance system requirements of the EU Medical Device Directive and can apply the CE mark to certain of our products. Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR).

     We believe our manufacturing facility, in addition to the other warehouse facilities presently under lease, are adequate to meet the current and immediately foreseeable future demand for the production of these systems.

ITEM 1A - RISK FACTORS

     Investing in our common stock involves risk. You should carefully consider the following information about these risks together with the other information contained in this Report. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment.

Risks Related to Our Business

         We may not be able to continue as a going concern.

     As set forth in our independent auditors report for the fiscal year ended May 31, 2006, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. We currently anticipate that we will continue to sustain operating losses. Our ability to continue operating, as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner. If we are not able to reverse the trend of declining revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

          We are materially dependent on medical reimbursement for treatment procedures using EECP therapy on patients with congestive heart failure in order to achieve continued growth.

     We are currently dependent on a single product platform which, based on current medical reimbursement policies, provides coverage for a restricted class of heart patients. On May 31, 2005, we submitted an application to CMS to expand the national coverage policy for external counterpulsation treatment to patients with Canadian Cardiovascular Class II stable angina and to patients with New York Heart Association (NYHA) Class II and III stable heart failure symptoms with an ejection fraction less than 35%. The application was accepted by CMS effective June 20, 2005, and CMS announced their decision to maintain the existing coverage as stated prior to the application and not to expand it to include Class II Angina and Class II/III CHF on March 20, 2006. Since the PEECH trial had not been published in a peer-reviewed journal prior to CMS issuing a final decision, we intend to resubmit a new application to CMS requesting additional coverage to include heart failure patients once the PEECH manuscript is published; however, there can be no assurance that the results of the PEECH trial or other clinical evidence will be sufficient to support expansion of the Medicare national coverage policy for EECP treatment.

     If we do not receive medical coverage for treatment procedures using EECP therapy on patients with CHF, it will adversely affect our future business prospects.

          Material  changes  in  the  availability  of  Medicare,   Medicaid  or
     third-party reimbursement at adequate price levels could adversely affect our business.

     Health care providers, such as hospitals and physician private practices, that purchase or lease medical devices such as the EECP therapy system for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. If there were any material change in the availability of Medicare, Medicaid or other third-party coverage or the adequacy of the reimbursement level for treatment procedures using the EECP therapy system, it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare or Medicaid coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on our business. Even if a device has FDA clearance, Medicare, Medicaid and other third-party payers may deny reimbursement if they conclude that the device is not "reasonable and necessary" according to their criteria. In addition, reimbursement may not be at, or remain at, price levels adequate to allow medical professionals and hospitals to realize an appropriate return on the purchase of our products.

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

We compete  with at least  four  other  companies  that are  marketing  external counterpulsation  devices.  We do not  know  whether  these  companies  or other potential competitors who may be developing external counterpulsation devices, may succeed in developing technologies or products that are more efficient than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

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

     We also must comply with Current Good Manufacturing Practice (CGMP) requirements as set forth in the Quality System Regulation (QSR) to receive FDA approval to market new products and to continue to market current products. The QSR imposes certain procedural and documentation requirements on us with respect to manufacturing and quality assurance activities, including packaging, storage, and record keeping. Our products and activities are subject to extensive, ongoing regulation, including regulation of labeling and promotion activities and adverse event reporting. Also, our FDA registered facilities are subject to inspection by the FDA and other governmental authorities. Any failure to comply with regulatory requirements could delay or prevent our ability to market or distribute our products. Violation of FDA statutory or regulatory requirements could result in enforcement actions, such as voluntary or mandatory recalls, suspension or withdrawal of marketing clearances or approvals, seizures, injunctions, fines, civil penalties, and criminal prosecutions, all of which could have a material adverse effect on our business. Most states also have similar postmarket regulatory and enforcement authority for devices.

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

Risks Related to Stock Exchange and SEC Regulation

          We were de-listed from Nasdaq and may be subject to regulations that could reduce our ability to raise funds.

     By letter dated May 2, 2005, we received written notification from Nasdaq that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c) (4) (the Rule). In accordance with Marketplace Rule 4310 (c) (d), we were provided an initial period of 180 calendar days to regain compliance plus an automatic extension for additional period of 180 calendar days since we met the Nasdaq Capital Markets initial listing criteria except for the bid price requirement. During this period our common stock did not rise above the $1.00 per share minimum and on May 26, 2006, our common stock was delisted and our stock is currently traded on the Over-the-Counter Bulletin Board.

     As a result of our de-listing from the Nasdaq Capital Market due to low stock price, we may become subject to special rules, called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell our common stock. Penny stocks generally are equity securities that are not registered on certain national securities exchanges or quoted by Nasdaq and have a price per share of less than $5.00. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

     In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their common stock in the secondary market.

     Additionally, Nasdaq's delisting of our common stock could have an adverse effect on our ability to raise additional equity capital.

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

     The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

     o    medical reimbursement
     o    quarterly variations in operating results;
     o announcements of technological innovations, new products or pricing by our competitors;
     o the rate of adoption by physicians of our technology and products in targeted markets;
     o    the timing of patent and regulatory approvals;
     o    the timing and extent of technological advancements;
     o    results of clinical studies;
     o the sales of our common stock by affiliates or other shareholders with large holdings; and
     o    general market conditions.

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

ITEM 2 - PROPERTIES

     We own our 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. We currently lease approximately 3,500 square feet of additional warehouse space under an operating lease with a non-affiliated landlord that expires in September 2006, which we do not intend to renew. We believe that our current facility is adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

     There were no material legal proceedings under applicable rules.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol VASO.OB. On May 26, 2006, our common stock ceased trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market and began trading on the NASD Pink Sheets. Effective June 20, 2006, our common stock began trading on the Over the Counter Bulletin Board (OTCBB). The number of record holders of common stock as of August 1, 2006, was approximately 1,100, which does not include approximately 27,600 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

                             Fiscal 2006                Fiscal 2005
                          High          Low          High           Low
First Quarter             $0.88        $0.53         $1.27         $0.83
Second Quarter            $0.65        $0.38         $1.25         $0.90
Third Quarter             $0.53        $0.16         $1.52         $0.90
Fourth Quarter            $0.35        $0.10         $1.98         $0.57

     The last bid price of the Company's common stock on August 14, 2006, was $0.10 per share.

De-listing from the Nasdaq Capital Market

     By letter dated May 2, 2005, we received written notification from Nasdaq that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c) (4) (the Rule). In accordance with Marketplace Rule 4310 (c) (d), we were provided an initial period of 180 calendar days to regain compliance plus an automatic extension for additional period of 180 calendar days since we met the Nasdaq Capital Markets initial listing criteria except for the bid price requirement. During this period our common stock did not rise above the $1.00 per share minimum and on May 26, 2006, our common stock was delisted and our stock is currently traded over-the-counter.

     As a result of our de-listing from the Nasdaq Capital Market due to low stock price, we may become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

     The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their common stock in the secondary market.

     Additionally, Nasdaq's delisting of our common stock could have an adverse effect our ability to raise additional equity capital..

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

Sale of Convertible Preferred Securities.

     On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). The agreement provided for a private placement of 25,000 shares of our Series D Preferred Stock at $100 per share plus warrants. As of February 7, 2006, all of the preferred shares had been converted into common shares and there are no preferred shares currently outstanding.

ITEM 6 -

SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the five years ended May 31 as derived from our audited consolidated financial statements. These data should be read in conjunction with our consolidated financial statements, related notes and other financial information.

                                                                         Fiscal Year Ended May 31,
                                                    2006           2005            2004           2003            2002
Statements of Earnings
Revenues                                          $10,942,997    $15,095,778     $22,207,037    $24,823,619     $34,830,471
Cost of sales and services                          4,774,329      5,504,535       7,590,103      9,251,221      10,538,731
                                                -------------- -------------- --------------- -------------- ---------------
   Gross profit                                     6,168,668      9,591,243      14,616,934     15,572,398      24,291,740

Selling, general & administrative expenses          7,865,533     12,006,774      12,910,997     13,714,913      13,686,958
Research and development expenses                   1,805,667      3,064,683       3,748,389      4,544,822       5,112,258
Provision for doubtful accounts                       110,317         11,084       1,296,759      3,728,484       1,304,000
Interest and financing costs                           81,662        105,232         132,062        186,574          98,140
Interest and other income, net                       (75,508)       (74,153)        (99,393)      (176,724)       (249,722)
                                                -------------- -------------- --------------- -------------- ---------------
                                                    9,787,671     15,113,620      17,988,814     21,998,069      19,951,634
                                                -------------- -------------- --------------- -------------- ---------------
Earnings (loss) before income taxes               (3,619,003)    (5,522,377)     (3,371,880)    (6,425,671)       4,340,106

Income tax (expense) benefit, net                 (7,082,138)       (39,661)        (50,640)      1,634,688     (1,554,000)
                                                -------------- -------------- --------------- -------------- ---------------
Net earnings (loss)                              (10,701,141)    (5,562,038)     (3,422,520)    (4,790,983)       2,786,106
Preferred stock dividend                            (877,870)             --              --             --              --
                                                -------------- -------------- --------------- -------------- ---------------
Net loss attributable to common shareholders    $(11,579,011)   $(5,562,038)    $(3,422,520)   $(4,790,983)      $2,786,106
                                                ============== ============== =============== ============== ===============


Net earnings (loss) per common share
    - basic                                           $(0.19)        $(0.10)         $(0.06)        $(0.08)           $0.05
                                                ============== ============== =============== ============== ===============
    - diluted                                         $(0.19)        $(0.10)         $(0.06)        $(0.08)           $0.05
                                                ============== ============== =============== ============== ===============
Weighted average common shares
  outstanding - basic                              61,351,323     58,547,574      57,981,963     57,647,032      57,251,035
                                                ============== ============== =============== ============== ===============
              - diluted                            61,351,323     58,547,574      57,981,963     57,647,032      59,468,092
                                                ============== ============== =============== ============== ===============

Balance Sheet Data
Cash, cash equivalents, and certificates of
   deposit                                         $2,385,778     $2,747,967      $7,545,589     $5,222,847      $2,967,627
Working capital                                    $2,867,288     $3,932,769      $9,771,870    $11,478,092     $17,225,434
Total assets                                       $7,912,040    $25,361,470     $33,023,615    $35,327,550     $41,418,258
Long-term debt                                       $853,189       $947,597      $1,092,837     $1,177,804      $1,072,716
Stockholders' equity (1)                           $3,166,156    $19,162,797     $24,594,169    $27,319,302     $31,602,604

-------------------

(1) No cash dividends on common stock were declared during any of the above periods.

Summary of quarterly financial data (unaudited)

     The following is a summary of the Company's unaudited quarterly operating results for the years ended May 31, 2006 and 2005.

                                                            Three months ended
                      ------------------------------------------------------------------------------------------------
(in 000s except
earnings (loss) per     May 31,     Feb. 28,     Nov. 30,   Aug. 31,    May 31,      Feb. 28,     Nov. 30,    Aug. 31,
share data)              2006         2006        2005        2005        2005         2005         2004       2004
--------------------- ----------- ----------- ------------ ------------ ----------- ----------- ----------- ----------
Revenues                $1,885      $2,842       $2,680      $3,536       $3,848      $2,964       $3,462     $4,821
Gross profit              $859      $1,614       $1,582      $2,113       $2,344      $1,800       $2,288     $3,160
Net loss
  attributable to
  common
  shareholders           $(504)      $(695)     $(8,682)    $(1,698)     $(1,001)    $(2,027)     $(1,610)     $(924)
Loss per
  share - basic         $(0.01)     $(0.01)      $(0.15)     $(0.03)      $(0.02)     $(0.03)      $(0.03)    $(0.02)
        - diluted       $(0.01)     $(0.01)      $(0.15)     $(0.03)      $(0.02)     $(0.03)      $(0.03)    $(0.02)
Weighted average
  common shares
  outstanding -
        - basic         65,173      62,162       59,421       58,616      58,553      58,553       58,553      58,532
        - diluted       65,173      62,162       59,421       58,616      58,553      58,553       58,553      58,532

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

     Forward-looking statements are identified by words such as "anticipates", "believes", "could", "estimates", "expects", "feels", "intends", "may", "plans", "potential", and "projects" and similar expressions. In addition, any statements that refer to our plans, business plan, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements are based on our beliefs, as well as assumptions made by and information currently available to us. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, the effect of the dramatic changes taking place in the healthcare environment; the impact of medical insurance reimbursement policies including the continued inability to obtain Medicare reimbursement for heart failure patients; competitive procedures and products and their pricing; unexpected manufacturing problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in our SEC reports, including the ability of the Company to continue as a going concern. We undertake no obligation to update forward-looking statements as a result of future events or developments.

         The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

     Vasomedical, Inc. incorporated in Delaware in July 1987 is primarily engaged in designing, manufacturing, marketing and supporting EECP(R) external counterpulsation systems based on our proprietary technology. EECP therapy is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and has been shown to improve systemic vascular function. We provide hospitals and physician private practices with EECP therapy systems, treatment guidance, and a staff training and equipment maintenance programs designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems.

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure (CHF), acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of stable angina and congestive heart failure indications. Within the stable angina indications, Medicare and other third-party payers currently reimburse for stable angina patients with moderate to severe symptoms who remain symptomatic on medications and not candidates for invasive procedures. Some CHF patients are also reimbursed under the same criteria, provided their primary symptoms are angina.

     We sponsored a pivotal study to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This study, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), was intended to provide additional clinical data in order to support our application for expanded Medicare national coverage policy for the use of EECP therapy in the treatment of CHF. The preliminary results of the trial were presented at the American College of Cardiology scientific sessions in March 2005, and we expect the results of the PEECH clinical trial to be published in a peer-reviewed journal within the next few months. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expanded coverage of EECP therapy to include CHF as a primary indication, as well as additional patients with angina. However, on March 20, 2006, CMS issued a final decision to maintain the existing coverage with no changes for expansion of external counterpulsation therapy. The fact that the results of the PEECH trial have not been published to date factored into CMS' decision, however, it is not clear whether CMS will decide otherwise once the results are published.

     We have incurred declines in revenue and have sustained significant operating losses during the last three fiscal years and currently anticipate that we will continue to sustain operating losses. Our ability to continue operating as a going concern is dependent upon achieving profitability or through additional debt or equity financing. We currently anticipate that we will continue to sustain operating losses. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner. If we are not able to reverse the trend of declining revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern.

     In January 2006 in order to reduce the cash burn and bring our cost structure more into alignment with current revenue, we initiated a company restructuring, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, the board of directors elected to defer meeting fees and certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

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

Results of Operations

Fiscal Years Ended May 31, 2006 and 2005

     Net revenue from sales, leases and service of our EECP systems for the fiscal year ended May 31, 2006 and 2005, was $10,942,997 and $15,095,778,
respectively, which represented a decline of $4,152,781 or 28%. We reported a net loss attributable to common shareholders of $11,579,011 compared to $5,562,038 for the fiscal year ended May 31, 2006 and 2005, respectively. Our net loss per common share was $0.19 for the fiscal year ended May 31, 2006, compared to a net loss of $0.10 per share for the fiscal year ended May 31, 2005. The increase in net loss is primarily due to the establishment of a $7,093,000 valuation reserve in the fiscal year 2006 second-quarter for the then-remaining carrying value of the deferred tax asset.

     The gross profit declined to $6,168,668 or 56% of revenues for the fiscal year ended May 31, 2006, compared to $9,591,243 or 64% of revenues for the fiscal year ended May 31, 2005. The decline in gross profit primarily reflects the reduced sales volume, however the loss from operations was reduced in the fiscal year ended May 31, 2006 to $3,612,849 compared to the loss from operations in fiscal year 2005 of $5,491,298. Total operating expenses in the fiscal year ended May 31, 2006 and 2005 were $9,781,517 and $15,082,541, respectively reflecting a decline of $5,301,024 due primarily to two major cost savings measures initiated in May 2005 and January 2006.

Revenues

     Revenue from equipment sales declined approximately 41% to $6,820,980 for the twelve-month period ended May 31, 2006 as compared to $11,516,883 for the same period for the prior year. The decline in equipment sales is due primarily to a 41% decline in the number of EECP system shipments in both the domestic and international markets. The lower equipment sales volume was partially offset by a 1% improvement in average sales prices. A favorable mix of new equipment versus used equipment was the primary cause of the increase in average sales prices as new EECP system shipments increased to 79% of total system shipments in fiscal 2006 compared to 68% in fiscal 2005.

     Revenue from shipments of EECP systems in the domestic market declined approximately 41%. We believe the decline in domestic units shipped reflects an over capacity of EECP systems due to weakened demand for EECP therapy in the angina market, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents coupled with an unstable reimbursement environment due to our inability to expand reimbursement coverage to include the heart failure indication as well as the decline in average reimbursement rates in recent years. Additionally, limited financial resources resulted in reduced sales coverage, product promotions and marketing support. Although average domestic selling prices for new and used systems improved compared to fiscal 2005, the average selling prices for new systems shipments in fiscal 2006 declined approximately 6% compared to fiscal 2005. We anticipate that the prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts.

     Our revenue from the sale of EECP systems and related products to international distributors in the fiscal year ended May 31, 2006, decreased approximately 39% to $808,000 compared to $1,316,000 in the same period of the prior year, as a result of the lower system volume and lower selling prices.

     The above decline in revenue from equipment sales was partially offset by a 15% increase in revenue from equipment rental and services for the fiscal year ended May 31, 2006, compared to the same twelve-month period in the prior year. Revenue from equipment rental and services represented 38% of total revenue in fiscal 2006 compared to 24% in fiscal 2005. The increase in both absolute amounts and percentage of total revenue resulted primarily from an increase of approximately 37% in service related revenue. The higher service revenue reflects an increase in service labor and spare parts, plus greater marketing focus on the sale of extended service contracts as the installed base of EECP therapy systems continues to grow. Rental revenue declined approximately 58%, partially offsetting the above. The decline was primarily due to a multi-system customer defaulting on its rental payments during fiscal 2005; consequently, we shifted to a cash basis for revenue recognition for this customer and our equipment was eventually returned.

Gross Profit

     The gross profit declined to $6,168,668 or 56% of revenues for the fiscal year ended May 31, 2006, compared to $9,591,243 or 64% of revenues for the fiscal year ended May 31, 2005. Gross profit margin as a percentage of revenue in fiscal year 2006 decreased compared to the same period of the prior fiscal year despite the improvement in average selling prices, mainly due higher overhead absorption costs associated with reduced production volumes in the last four fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in fiscal 2006 by $256,000 or 2% of revenue. Partially offsetting the decline was an improvement in the gross profit margins associated with accessory revenues, reflecting higher average selling prices. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP models sold and their respective average selling prices, the mix of EECP therapy systems sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the twelve-months ended May 31, 2006 and 2005, were $7,865,533 or 72% of revenues and $12,006,774 or 80% of revenues, respectively reflecting an decrease of $4,141,241 or approximately 35%. The decrease in SG&A expenditures in fiscal 2006 compared to fiscal 2005 resulted primarily from decreased expenditures in direct selling activities and clinical applications support of $1,487,420 and $420,775, respectively, reflecting fewer personnel and associated travel plus lower sales commission due the reduced sales volume. Marketing expenses declined $1,569,356, due to reduced personnel plus lower market research, product promotion and trade show costs. Administrative expenses declined $659,327 primarily reflecting lower accounting costs.

Research and Development

     Research and development ("R&D") expenses totaled $1,805,667 or 17% of revenues for the fiscal year ended May 31, 2006, a decrease of $1,259,016 or 41%, from the fiscal year ended May 31, 2005, of $3,064,683 or 20% of revenues. The decrease is primarily attributable to fewer engineering personnel and lower new product development costs following the completion of the fourth generation EECP therapy system, the Lumenair, plus reduced spending for clinical research and regulatory affairs following completion of the PEECH clinical trial in fiscal year 2005.

Provision for Doubtful Accounts

     During the fiscal year ended May 31, 2006, we increased the provision for doubtful accounts by $110,317 or 1% of revenue as compared to an increase of $11,094 during the fiscal year ended May 31, 2005. Collection of doubtful accounts from the previous fiscal year reduced the net provision for doubtful accounts expense in fiscal 2005.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $81,662 in the fiscal year ended May 31, 2006, from $105,232 for the fiscal year 2005 due to a declining principal balance. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters, manufacturing and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

Interest and Other Income, Net

     Interest and other income for the fiscal year ended May 31, 2006 and 2005, were $75,508 and $74,153, respectively. Lower average cash, cash equivalents, and certificates of deposit balances were invested during fiscal 2006 as compared to the prior year. This was offset by increases in interest rates.

Income Tax Expense, Net

     During the fiscal year ended May 31, 2006 and 2005, we recorded income tax expense of $7,082,138 and $39,661, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset in the second fiscal quarter. The income tax expense for fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance in the second quarter of fiscal 2006 for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of May 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,774,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. On December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum (PDM) for External Counterpulsation in response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF and that current coverage for CCSC class III/IV refractory angina would remain in effect. Consequently, at the end of the second fiscal quarter of fiscal 2006, we concluded that, based upon the weight of available evidence, it was no longer "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero. On March 20, 2006, CMS issued its final decision, which upheld the PDM.

     As of May 31, 2006, the recorded deferred tax asset was $19,559,458, which was offset by a valuation allowance of the same amount.

Fiscal Years Ended May 31, 2005 and 2004

     We generated revenues from the sale, lease and service of our EECP therapy systems of $15,095,778 and $22,207,037 for the years ended May 31, 2005 and 2004, respectively, reflecting a decrease of $7,111,259 or 32%. Our loss was $5,562,038 or $0.10 per share and $3,422,520 or $0.06 per share for the years ended May 31, 2005 and 2004, respectively.

Revenues

     Revenues from equipment sales declined approximately 40% to $11,516,883 for the year ended May 31, 2005, as compared to $19,302,593 for the prior year. The decline in equipment sales is due primarily to a 41% decline in domestic units shipped, a 5% decline in the average sales prices of new EECP systems sold in the domestic market, and an unfavorable product mix reflecting a higher portion of used versus new equipment shipments. Used systems had lower average selling price compared to new systems, and experienced a 29% decrease in average selling price when compared to used systems sold in the domestic market in fiscal 2004.

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

     Reimbursement continues to play a critical role in the adoption of EECP therapy. Medicare dropped the payment rates 34% from $208 per hour to $137 per hour for physicians at the beginning of calendar year 2004. The current reimbursement rate is now set at the rates near when the product first received Medicare coverage in 2000, which makes it more difficult for a private physician practice to financially justify an investment to provide EECP therapy. It is difficult for us to determine the exact impact this decline has had on the market for EECP therapy. Additionally, the impact from the drop in reimbursement has been partially offset by the decline in average selling prices, and we believe that EECP therapy continues to offer an attractive addition to the physician private practice, plus the company has continued to support its customers in gaining positive reimbursement coverage from other third-party payers during the past year. EECP therapy is now covered by the majority of private insurers for treating angina patients, including many of the leading Blue Cross Blue Shield plans, who typically are the most difficult payers to adopt coverage for new technologies.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the years ended May 31, 2005 and May 31, 2004 were $12,006,774 or 80% of revenues and $12,910,997 or 58% of revenues, respectively, reflecting a decrease of $904,223 or 7%. The decrease in SG&A expenditures in fiscal 2005 compared to fiscal 2004 resulted primarily from a $590,192 decrease in administrative consulting and severance fees, $103,637 lower promotional allowances, and $118,002 lower advertising costs, partially offset by $150,910 higher market research fees and $142,193 higher trade show costs. On May 5, 2005, the Company announced an initiative to improve alignment of operations to pursue the CHF market. This initiative, which included a workforce reduction plus tighter expense control, is expected to provide a clear focus on CHF investment and to reduce total expenses by approximately $3,000,000 in fiscal 2006.

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

Income Tax Expense, Net

     During the fiscal year ended May 31, 2005 and 2004, we recorded a provision for state income taxes of $39,661 and 50,640, respectively. As of May 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,774,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. The recorded deferred tax asset and increase to the valuation allowance during the year ended May 31, 2005, was $1,866,000.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations in fiscal 2006, 2005 and 2004 primarily from working capital and in fiscal 2006 from the issuance of preferred stock. At May 31, 2006, we had cash, cash equivalents, and certificates of deposit balance of $2,385,778 and working capital of $2,867,288 as compared to cash and cash equivalents of $2,747,967 and working capital of $3,932,769 at May 31, 2005. Our cash, cash equivalents, and certificates of deposit balances decreased $362,189 in fiscal year 2006. Our net loss of $10,701,141 was partially offset by an adjustment to reconcile the net loss to net cash and changes in working capital accounts of $8,425,268 plus cash provided by financing activities of $1,913,684.

     The adjustments to reconcile net loss to net cash used in operating activities consisted mainly of $8,008,002 in non-cash adjustments to reconcile the not loss to net used in operating activities, primarily $7,093,000 for deferred income taxes, as well as an aggregate of $915,002 in depreciation and amortization, allowances for doubtful accounts, inventory reserves plus common stock and stock options issued for services. In addition, changes in our operating assets and liabilities produced net cash of $942,057. The changes in the accounts balances primarily reflect a decrease in accounts receivable of $938,403, lower inventory of $699,371 and lower other assets of $115,853, which were partially offset by a decrease in accounts payable and accrued liabilities of $1,070,978 and a decrease in other liabilities of $236,501. Net accounts receivable were 46% of revenues for the three-month period ended May 31, 2006, as compared to 50% for the three-month period ended May 31, 2005, and accounts receivable turnover improved to 7.9 times as of May 31, 2006, as compared to 4.1 times as of May 31, 2005.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first three quarters of fiscal 2006 and 2005, approximately 0% and 3%, respectively, of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,758,443 during the fiscal year ended May 31, 2006. Cash was provided by the sale of short-term certificates of deposit. All of our certificates of deposit had original maturities of greater than three months and mature in less than twelve months.

     Our financing activities provided net cash of $1,913,684 during the fiscal year ended May 31, 2006, reflecting $2,150,117 in net proceeds received from the issuance of preferred stock and $302,052 in proceeds for the issuance of a short note payable, less payments on our outstanding notes and loans totaling $447,393, and preferred stock dividend payments totaling $91,623.

     We do not have an available line of credit.

Sale of Convertible Preferred Stock and Warrants

     On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the "Investors"). The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock was convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. After registration in August 2005 the shares of common stock could be acquired through conversion of the preferred shares. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 18, 2010.

     By the placement of the preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of preferred stock. The dividend rate was the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually.

     During the period beginning on September 14, 2005, and ending February 7, 2006, all the preferred stock issued under this financing were converted into a total of 6,112,209 shares of common stock and the are no remaining shares of preferred stock outstanding.

     These securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Vasomedical intends to apply the funds for working capital.

Liquidity

     We have incurred declines in revenue and have sustained significant operating losses during the last three fiscal years and currently anticipate that we will continue to sustain operating losses. Our ability to continue operating, as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner. If we are not able to reverse the trend of declining revenue and sufficiently reduce operating costs to generate an adequate cash flow, or raise additional capital, we will not be able to continue as a going concern. In this regard, our independent auditors report for fiscal 2006 states that there is substantial doubt about our ability to continue as a going concern.

     In January 2006, in order to reduce the cash burn and bring our cost structure more into alignment with current revenue, we initiated a company restructuring, to reduce personnel and spending on marketing and development projects. We anticipate that the restructuring will reduce manufacturing and operating cost by approximately $3 million per year compared to prior levels. In addition, in April 2006, the board of directors elected to defer meeting fees and certain senior executives elected to defer approximately $0.4 million in annual salary compensation. We believe that these steps to conserve cash will provide the Company with the opportunity to rebuild sales to a profitable level and/or explore strategic opportunities.

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

Off-Balance Sheet Arrangements

     As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (`SPES"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 31, 2006, we are not involved in any unconsolidated SPES.

Contractual Obligations

     The following table presents our expected cash requirements for contractual obligations outstanding as of May 31, 2006:

                                                                        Due as of       Due as of
                                                       Due as of       5/31/08 and     5/31/10 and          Due
                                      Total             5/31/07          5/31/09         5/31/11        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                         $950,498         $97,309         $136,195       $ 156,739        $560,255
Operating Leases                         14,238          14,238               --              --              --
Employment Agreements                        --              --               --              --              --
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                            $964,736        $111,547         $136,195        $156,739        $560,255
====================================================================================================================

     In April 2006, the Company approved a program to defer compensation of certain senior executives of the company and incentives to them for these deferrals. The Company agreed to repay monies deferred from zero to six months at 1.5 times the amount deferred; for deferrals of six months to twelve months, the repaid amount shall be two times the amount deferred; and for deferrals in excess of twelve months, the amount shall be 2.5 times the amount deferred. In addition, payment of board of directors meeting fees were deferred until a later date.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2006, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of equipment rentals and services over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2006.

Accounts Receivable/Financing Receivables

     Our accounts receivable - trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have has in the past.

     In addition, we periodically review and assess the net realizability of our receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the second quarter of fiscal 2004, we decided to write-off financing receivables under sales-type leases of approximately $680,000, respectively, as a result of significant uncertainties with respect to this customer's ability to meet its financial obligations.

Inventories, net

     We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. We often place EECP systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP systems is transferred to property and equipment and is amortized over the next two to five years. We record the cost of refurbished components of EECP systems and critical components at cost plus the cost of refurbishment. We regularly review inventory quantities on hand, particularly raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. Inventory on hand that exceeds two years requirements based on forecasted demand is considered excess.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $256,000 less in fixed production overheads into inventory during fiscal year 2006.

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

     Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. We do not offer a service arrangement to international customers; consequently, for these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim. The warranty provision resulting from transactions prior to September 1, 2003, will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses.

Net Loss per Common Share

     Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period

Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized.

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

Recently Issued Accounting Pronouncements Not Yet Effective

     In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, and therefore effective for the Company with the fiscal quarter ending August 31, 2006.

         In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, as a result the Company expects the adoption of SFAS No. 123(R) to not to have an immediate material effect on its financial statements, however as new on a stock options are issued the Company does anticipate the adoption of SFAS No 123(R) will have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

     Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions", an amendment of FASB Statements no 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have an effect on future financial statements.

     In December 2004, the FASB issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

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

     Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

     Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

     In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

     In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

     In September 2005, AcSEC issued Statement of Position 05-1: Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

     FASB Staff Position (FSP) FAS 13-1--Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005, and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

     On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on he income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

     On July 13, 2006, the FASB issued Interpretation No. 48 for Uncertainty in Income Taxes and interpretation of FASB Statement 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax position taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on depreciation, classification, interest and penalties accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of Interpretation No. 48 will have a material effect on our consolidated financial position, results of operations and cash flows.

     In July 2006, the FASB issued Staff Position ("FSB") on FAS 13, FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease transaction. FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13 Accounting for Leases. FSP FAS 13-2 is effective for fiscal years beginning December 15, 2006, with earlier application permitted. The Company does not expect that FSP FAS 13-2 will have any significant effect on future financial statements.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

 ITEM 9A - CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure. During the fourth fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION.

          None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)  Financial  Statements  and Financial  Statement  Schedules
     ----------------------------------------------------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
     (2)  The following Consolidated Financial Statement Schedule is included in
          Part IV of this report:
          Schedule II - Valuation and Qualifying Accounts All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Exhibits
     --------

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

     (10) (a) 1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998, and October 10, 2001, between Registrant and John C.K. Hui
               (4) (9) (13)
          (d)  1997 Stock Option Plan, as amended (10)
          (e)  1999 Stock Option Plan, as amended (11)
          (f) Credit Agreement dated February 21, 2002, between Vasomedical, Inc. and Fleet National Bank (12)
          (g)  Agreement dated October 1, 2002, between the Registrant and Peter
               F. Cohn (14)
          (h)  Amendment and Waiver to Credit  Agreement dated October 18, 2002, between the Vasomedical, Inc. and Fleet National Bank (14)
          (i)  Amendment  No. 2 and Waiver to Credit  Agreement  dated April 10,
               2003, between the Registrant and Fleet National Bank (15)
          (j) Employment Agreement dated September 8, 2003, between Registrant and Thomas W. Fry (17)
          (k) Subscription Agreement dated July 19, 2005, between Vasomedical, Inc. and M.A.G. Capital LLC, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP and Mercator Momentum Fund, LP (the "Investors") (18)
          (l) Registration Rights Agreement, dated July 19, 2005, between Vasomedical, Inc. and the Investors (18)
          (m) Form of Employment Agreement dated June 22, 2006 between Registrant and Thomas Glover.
     (21)      Subsidiaries of the Registrant

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

     (23.1)    Consent of Miller Ellin & Company, LLP
     (23.2)    Consent of Grant Thornton LLP
     (31)      Certification  Reports pursuant to  Securities  Exchange Act Rule
               13a - 14
     (32)      Certification  Reports  pursuant to Section 906 of the  Sarbanes-
               Oxley Act of 2002
--------------------------
     (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
     (2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
     (3)  Incorporated  by  reference  to Report on Form 8-K dated  November 14,
          1994.
     (4)  Incorporated  by  reference  to Report on Form 8-K dated  January  24,
          1995.
     (5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.

     (6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
     (7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
     (8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
     (9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
     (10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
     (11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
     (12) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2002.
     (13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2002.
     (14) Incorporated by reference to Report on Form 10-Q for the quarterly period ended November 30, 2002.
     (15) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 28, 2003.
     (16) Incorporated by reference to Report on Form 10-Q for the quarterly period ended February 29, 2004.
     (17) Incorporated by reference to Report on Form 8-K dated July 19, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August, 2006.

                                 VASOMEDICAL, INC.

                                 By: /s/ Thomas Glover
                                 -----------------------------------------------
                                 Thomas Glover
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 24, 2006, by the following persons in the capacities indicated:


/s/ Thomas Glover       President, Chief Executive Officer and Director
Thomas Glover           (Principal Executive Officer)

/s/ Abraham E. Cohen    Chairman of the Board
Abraham E. Cohen

/s/ Thomas W. Fry       Chief Financial Officer (Principal Financial and
Thomas W. Fry           Accounting Officer)

/s/ John C.K. Hui       Senior Vice President, Chief Technology Officer and
John C.K. Hui           Director

/s/ Photios T. Paulson  Director
Photios T. Paulson

/s/ Kenneth W. Rind     Director
Kenneth W. Rind

/s/ Martin Zeiger       Director
Martin Zeiger

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Reports of Independent Registered Public Accounting Firms                               F-1 to F-2

Financial Statements
         Consolidated Balance Sheets as of May 31, 2006 and 2005                        F-3

         Consolidated Statements of Operations for the
           years ended May 31, 2006, 2005 and 2004                                      F-4

         Consolidated Statement of Changes in Stockholders'
           Equity for the years ended May 31, 2006, 2005 and 2004                       F-5

         Consolidated Statements of Cash Flows for the
           years ended May 31, 2006, 2005 and 2004                                      F-6 to F-7

         Notes to Consolidated Financial Statements                                     F-8 to F-27

Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts                                S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
  Vasomedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2006, and the related consolidated statement of operations, stockholders' equity and cash flow for the period ended May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial Statements of Vasomedical, Inc. and Subsidiaries as of May 31, 2005 and 2004, were audited by other auditors whose report dated July 29, 2005, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2006 and the consolidated results of their operations and their consolidated cash flow for the year ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Miller Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP


New York, New York
August 5, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
     Vasomedical, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ GRANT THORNTON LLP

Melville, New York
July 29, 2005

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                             May 31,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $2,385,778             $989,524
     Certificates of deposit                                                              --            1,758,443
     Accounts receivable, net of an allowance for doubtful accounts of
       $410,691 and $394,692 at May 31, 2006 and 2005, respectively                  843,282            1,892,002
     Inventories, net                                                              2,699,673            3,360,272
     Other current assets                                                            108,049              223,902
                                                                              -----------------    -----------------
         Total current assets                                                      6,036,782            8,224,143

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,613,180
   and $2,626,983 at May 31, 2006 and 2005, respectively                           1,569,588            2,234,153
DEFERRED INCOME TAXES                                                                     --           14,582,000
OTHER ASSETS                                                                         305,670              321,174
                                                                              -----------------    -----------------
                                                                                  $7,912,040          $25,361,470
                                                                              =================    =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $938,095           $1,569,131
     Current maturities of long-term debt and notes payable                           97,309              148,212
     Sales tax payable                                                               172,646              216,753
     Deferred revenue                                                              1,600,887            1,667,080
     Accrued director fees and executive compensation                                175,000                   --
     Accrued warranty and customer support expenses                                   30,500              110,583
     Accrued professional fees                                                        61,875              401,511
     Accrued commissions                                                              93,182              178,104
                                                                              -----------------    -----------------
         Total current liabilities                                                 3,169,494            4,291,374

LONG-TERM DEBT                                                                       853,189              947,597
ACCRUED WARRANTY COSTS                                                                 1,500                7,750
DEFERRED REVENUE                                                                     721,701              884,452
OTHER LONG-TERM LIABILITIES                                                               --               67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                             --                   --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       65,198,592 and 58,552,688 shares at May 31, 2006 and 2005,
       respectively, issued and outstanding                                           65,198               58,552
     Additional paid-in capital                                                   46,148,493           51,450,639
     Accumulated deficit                                                         (43,047,535)         (32,346,394)
                                                                              -----------------    -----------------
         Total stockholders' equity                                                3,166,156           19,162,797
                                                                              -----------------    -----------------
                                                                                  $7,912,040          $25,361,470
                                                                              =================    =================

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended May 31,
                                                                   -------------------------------------------------
                                                                       2006             2005              2004
                                                                   --------------    -------------     -------------
Revenues
   Equipment sales                                                   $6,820,980       $11,516,883       $19,302,593
   Equipment rentals and services                                     4,122,017         3,578,895         2,904,444
                                                                   --------------    -------------     -------------
     Total revenues                                                  10,942,997        15,095,778        22,207,037

Cost of Sales and Services
   Cost of sales, equipment                                           3,374,194         4,223,523         6,309,119
   Cost of equipment rentals and services                             1,400,135         1,281,012         1,280,984
                                                                   --------------    -------------     -------------
     Total cost of sales and services                                 4,774,329         5,504,535         7,590,103
                                                                   --------------    -------------     -------------
   Gross profit                                                       6,168,668         9,591,243        14,616,934

Operating Expenses
   Selling, general and administrative                                7,865,533        12,006,774        12,910,997
   Research and development                                           1,805,667         3,064,683         3,748,389
   Provision for doubtful accounts                                      110,317            11,084         1,296,759
                                                                   --------------    -------------     -------------
     Total operating expenses                                         9,781,517        15,082,541        17,956,145
                                                                   --------------    -------------     -------------
LOSS FROM OPERATIONS                                                 (3,612,849)       (5,491,298)       (3,339,211)

Other Income (Expenses)
   Interest and financing costs                                         (81,662)         (105,232)         (132,062)
   Interest and other income, net                                        75,508            74,153            99,393
                                                                   --------------    -------------     -------------
     Total other income (expenses)                                       (6,154)          (31,079)          (32,669)
                                                                   --------------    -------------     -------------

LOSS BEFORE INCOME TAXES                                             (3,619,003)       (5,522,377)       (3,371,880)
   Income tax expense, net                                           (7,082,138)          (39,661)          (50,640)
                                                                   --------------    -------------     -------------
NET LOSS                                                            (10,701,141)       (5,562,038)       (3,422,520)
   Preferred stock dividend                                            (877,870)               --                --
                                                                   --------------    -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                       $(11,579,011)      $(5,562,038)      $(3,422,520)
                                                                   ==============    =============     =============


Net loss per common share
     - basic                                                            $(0.19)           $(0.10)           $(0.06)
                                                                   ==============    =============     =============
     - diluted                                                          $(0.19)           $(0.10)           $(0.06)
                                                                   ==============    =============     =============

Weighted average common shares outstanding
     - basic                                                         61,351,323        58,547,574        57,981,963
                                                                   ==============    =============     =============
     - diluted                                                       61,351,323        58,547,574        57,981,963
                                                                   ==============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Additional                     Total
                                         Preferred Stock            Common Stock            Paid-in-   Accumulated    Stockholders'
                                      Share        Amount        Shares        Amount       Capital       Deficit        Equity
                                    ---------- --------------- ----------- -------------- ------------ -------------  ------------
Balance at May 31, 2003                     --              --  57,822,023        $57,822  $50,623,316  $(23,361,836)  $27,319,302

   Exercise of options and warrants                                597,333            597      696,790                     697,387
   Net loss                                                                                               (3,422,520)   (3,422,520)
                                    ---------- --------------- ----------- -------------- ------------ -------------  ------------
Balance at May 31, 2004                     --              --  58,419,356         58,419   51,320,106   (26,784,356)   24,594,169

   Exercise of options and warrants                                133,332            133      130,533                     130,666
   Net loss                                                                                               (5,562,038)   (5,562,038)
                                    ---------- --------------- ----------- -------------- ------------ -------------  ------------
Balance at May 31, 2005                     --              --  58,552,688        $58,552   51,450,639   (32,346,394)   19,162,797

   Issuance of Series D convertible
     preferred stock, net of costs      25,000            $250                               1,613,209                   1,613,459
  Warrants issued in connection
     with the issuance of Series D
     convertible preferred stock
     issued                                                                                    411,158                     411,158
  Beneficial conversion feature
     embedded in Series D convertible
     preferred stock                                                                           786,247                     786,247
  Dividends of Series D convertible
     preferred stock                                                                          (877,870)                   (877,870)
  Issuance of common stock in
     connection with the conversion
     of Series D convertible
     preferred stock                   (25,000)           (250)  6,112,209          6,112       (5,862)                         --
  Issuance of common stock in
     payment of outside director
     fees                                                          225,000            225      101,025                     101,250
  Issuance of common stock in
     payment of a consulting fee                                   308,695            309      150,691                     151,000
  Issuance of stock options in
     payment of a consulting fee                                                                 8,256                       8,256
  Reserve for tax benefit of
     stock options and warrants
     exercised in prior years                                                               (7,489,000)                 (7,489,000)
  Net loss                                                                                               (10,701,141)  (10,701,141)
                                    ---------- --------------- ----------- -------------- ------------ -------------  ------------
Balance at May 31, 2006                     --              --  65,198,592        $65,198  $46,148,493  $(43,047,535)   $3,166,156
                                    ========== =============== =========== ============== ============ =============  ============

    The accompanying notes are an integral part of this financial statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended May 31,
                                                                   -------------------------------------------------
                                                                       2006              2005              2004
                                                                   --------------    -------------     -------------
Cash flows from operating activities
     Net loss                                                      $(10,701,141)     $(5,562,038)      $(3,422,520)
                                                                   --------------    -------------     -------------
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
         Depreciation and amortization                                 518,176           578,530           749,111
         Provision for doubtful accounts, net of write-offs            110,317            11,084           616,759
         Reserve for excess and obsolete inventory                     152,004           166,672           119,000
         Deferred income taxes                                       7,093,000                --                --
         Common stock issued for services                              126,250                --                --
         Stock options granted for services                              8,256                --                --
         Changes in operating assets and liabilities
              Accounts receivable                                      938,403         3,618,767         1,923,284
              Financing receivables, net                                    --                --           258,608
              Inventories                                              699,371        (1,295,294)        1,187,761
              Other current assets                                     115,853            48,611            (4,282)
              Other assets                                             (28,883)          (63,649)          (69,610)
              Accounts payable, accrued expenses and other
                current liabilities                                 (1,070,978)       (1,662,193)          517,056
              Other liabilities                                       (236,501)         (435,074)          (38,907)
                                                                   --------------    -------------     -------------
                                                                     8,425,268           967,454         5,258,780
                                                                   --------------    -------------     -------------
     Net cash provided by (used in) operating activities            (2,275,873)       (4,594,584)        1,836,260
                                                                   --------------    -------------     -------------

     Cash flows provided by (used in) investing activities
         Purchase of certificates of deposit and treasury                   --        (3,747,903)       (1,180,540)
            bills
         Redemptions of certificates and deposit and                 1,758,443         3,170,000                --
           treasury bills
         Purchase of property and equipment                                 --          (200,198)         (153,954)
                                                                   --------------    -------------     -------------
     Net cash provided by  (used in) investing activities            1,758,443          (778,101)       (1,334,494)
                                                                   --------------    -------------     -------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                 (447,363)         (133,506)         (124,100)
         Payments on preferred stock dividends                         (91,623)               --                --
         Payments on preferred stock issue costs                      (349,382)               --                --
         Proceeds from notes payable                                   302,052                --            67,149
         Proceeds from exercise of options and warrants                     --           130,666           697,387
         Proceeds from sale of convertible preferred stock           2,500,000                --                --
                                                                   --------------    -------------     -------------
     Net cash provided by (used in) financing activities             1,913,684            (2,840)          640,436
                                                                   --------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                          1,396,254        (5,375,525)        1,142,202
                                                                   --------------    -------------     -------------
     Cash and cash equivalents - beginning of year                     989,524         6,365,049         5,222,847
                                                                   --------------    -------------     -------------
     Cash and cash equivalents - end of year                        $2,385,778       $   989,524        $6,365,049
                                                                   ==============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                                                                                   Year ended May 31,
                                                                   -------------------------------------------------
                                                                        2006              2005              2004
                                                                   --------------    -------------     -------------
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
   Inventories   transferred   from  property  and  equipment,
       attributable to operating leases - net                         $190,776          $142,098          $240,942
     Issue of note for purchase of insurance policy                   $302,052                --                --
     Preferred stock dividends                                        $786,247                --                --
     Preferred issue costs                                            $227,087                --                --

 SUPPLEMENT DISCLOSURES:
     Interest paid                                                     $81,662          $105,232          $105,194
     Income taxes paid                                                 $22,923           $19,888           $24,213

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004



NOTE A - ORGANIZATION AND PLAN OF OPERATIONS


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

     The Company has incurred large declines in revenue and significant operating losses during the last three fiscal years and its ability to continue operating as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on sufficiently reducing operating costs and halting the current trend of declining revenue. The Company's ability to halt the declines in revenue and restore its revenue base of revenue is largely dependent upon restructuring its sales and marketing efforts in the refractory angina market and operating in a more efficient manner. If the Company is not able to restore its revenue base and sufficiently reduce operating costs to generate an adequate cash inflow, or raise additional capital, it will not be able to continue as a going concern.

     In order to reduce the Company's cash usage and bring its cost structure more into alignment with current revenue, the Company initiated a restructuring in January 2006, to reduce personnel and spending on marketing and development projects. Additional cost reductions are continuing. In addition, in April 2006, the outside directors of the Company elected to defer payment of board of director meeting fees and senior officers elected to defer approximately $0.4 million in annual salary compensation. However, revenue has continued to decline and the Company has not achieved its goal of profitability.

     Management believes that cash flow from operations together with current cash reserves will be sufficient to fund minimum projected capital requirements through at least the end of the calendar year.

     In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings or by other means. The Company may not be able to obtain additional financing on favorable terms or at all. If the Company is unable to raise additional funds when needed, it may need to further scale back operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require the Company to license or relinquish rights to technologies or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

     The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     Reclassifications

     Certain reclassifications have been made to prior years' amounts to conform with the current year's presentation.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

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

     Accounts Receivable/Financing Receivables

     Our accounts receivable - trade are due from customers engaged in providing medical services. Credit is extended based on evaluation of a customer's financial  condition  and,  generally,  collateral  is  not  required.  Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have has in the past.

     The changes in the Company's allowance for doubtful accounts are as follows:

                                                                      Year Ended May 31,
                                                  -----------------------------------------------------------
                                                         2006                 2005                2004
                                                  -------------------    ---------------     ----------------
Beginning balance                                     $394,692               $699,203            $768,629
    Provision for losses on accounts                   110,317
    receivable                                                                 11,084             616,759
    Direct write-offs, net of recoveries               (94,318)              (315,595)           (686,185)
                                                  -------------------    ---------------     ----------------
Ending balance                                        $410,691               $394,692            $699,203
                                                  ===================    ===============     ================

     In addition, we periodically review and assess the net realizability of our receivables arising from sales-type leases. If this review results in a lower estimate of the net realizable value of the receivable, an allowance for the unrealized amount is established in the period in which the estimate is changed. In the second quarter of fiscal 2004, we decided to write-off financing receivables under sales-type leases of approximately $680,000, respectively, as a result of significant uncertainties with respect to this customer's ability to meet its financial obligations. (See Note E).

     The changes in our allowance for financing receivables, which primarily relates to balloon payments due at lease end, are as follows:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2006               2005               2004
                                                  ---------------    ---------------    ---------------
Beginning balance                                         $--                $--           $244,994
    Provision for losses on financing
      receivables                                          --                 --            680,000
    Direct write-offs                                      --                 --           (924,994)
                                                  ---------------    ---------------    ---------------
Ending balance                                            $--                $--                $--
                                                  ===============    ===============    ===============

     Concentrations of Credit Risk

     We market the EECP system principally to hospitals and physician private practices. We perform credit evaluations of its customers' financial condition and, as a consequence, believe that our receivable credit risk exposure is limited. Receivables are generally due 30 to 90 days from shipment. For the years ended May 31, 2006 and 2005 and 2004, no customer accounted for 10% or more of revenues. For the year ended May 31, 2006, no customer accounted for 10% or more of accounts receivable. As of May 31, 2005, one customer accounted for 13% of accounts receivable.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

         Our revenues were derived from the following geographic areas:

                                                                    Year Ended May 31,
                                                   ------------------------------------------------------
                                                        2006                2005               2004
                                                   ---------------     ---------------    ---------------
Domestic (United States)                            $10,079,789         $13,673,293          $21,339,267
Non-domestic (foreign)                                  863,208           1,422,485              867,770
                                                   ---------------     ---------------    ---------------
                                                    $10,942,997         $15,095,778          $22,207,037
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

     Included in this caption are all certificates of deposit that have original maturities of greater than three months. Realized and unrealized gains and losses and declines in value, if any, are included in earnings. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. (See Note C)

     Inventories, net

     We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. We often place EECP systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP systems is transferred to property and equipment and is amortized over the next two to five years. We record the cost of refurbished components of EECP systems and critical components at cost plus the cost of refurbishment. We regularly review inventory quantities on hand, particularly raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. Inventory on hand that exceeds two years requirements based on forecasted demand is considered excess.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, approximately $256,000 in fixed production overheads was not absorbed into inventory at May 31, 2006. (See Note D)

     Property and Equipment

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

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

     Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. We do not offer a service arrangement to international customers; consequently, for these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

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

     Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized.

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

     All shipping and handling expenses are incurred as a component of cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

financing receivables, the realizability of deferred tax assets, and the adequacy of inventory and warranty reserves. Actual results could differ from those estimates.

     Net Loss Per Common Share

     Basic loss per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share are based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period

     Stock-Based Employee Compensation

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

     The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2006               2005               2004
                                                  ---------------    ---------------    ---------------
Net loss attributable to common shareholders,
as reported                                       $(11,579,011)       $(5,562,038)       $(3,422,520)
Deduct: Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                            (2,173,828)        (1,097,783)        (1,080,817)
                                                  ---------------    ---------------    ---------------
Pro forma net loss                                $(13,752,839)       $(6,659,821)       $(4,503,337)
                                                  ===============    ===============    ===============
Loss per share:
    Basic and diluted - as reported                  $(0.19)            $(0.10)             $(0.06)
    Basic and diluted - pro forma                    $(0.22)            $(0.11)             $(0.08)

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2006               2005               2004
                                                  ---------------    ---------------     --------------
Expected life (years)                                     5                  5                   5
Expected volatility                                      83%                81%                 89%
Risk-free interest rate                                 4.5%               4.4%                3.4%
Expected dividend yield                                 0.0%               0.0%                0.0%

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

     Recently Issued Accounting Pronouncements Not Yet Effective

     In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, and therefore effective for the Company with the fiscal quarter ending August 31, 2006.

     In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, as a result the Company expects the adoption of SFAS No. 123(R) to not to have an immediate material effect on its financial statements, however as new on a stock options are issued the Company does anticipate the adoption of SFAS No 123(R) will have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

     Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions", an amendment of FASB Statements no 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have an effect on future financial statements.

     In December 2004, the FASB issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

     Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

     In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

     In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

     In September 2005, AcSEC issued Statement of Position 05-1: Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

     FASB Staff Position (FSP) FAS 13-1--Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005, and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

     On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on he income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

     On July 13, 2006, the FASB issued Interpretation No. 48 for Uncertainty in Income Taxes and interpretation of FASB Statement 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax position taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on depreciation, classification, interest and penalties accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of Interpretation No. 48 will have a material effect on our consolidated financial position, results of operations and cash flows.

     In July 2006, the FASB issued Staff Position ("FSB") on FAS 13, FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease transaction. FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13 Accounting for Leases. FSP FAS 13-2 is effective for fiscal years beginning December 15, 2006, with earlier application permitted. The Company does not expect that FSP FAS 13-2 will have any significant effect on future financial statements.

NOTE C -LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2006               2005               2004
                                                  ---------------    ---------------     --------------
Numerator:
   Net loss                                        $(11,579,011)       $(5,562,038)        $(3,422,520)
Denominator:
   Basic - weighted average shares                   61,351,323         58,547,574          57,981,963
         Stock options                                       --                 --                  --
         Warrants                                            --                 --                  --
                                                  ---------------    ---------------     --------------
   Diluted - weighted average shares                 61,351,323         58,547,574          57,981,963
                                                  ===============    ===============     ==============

Loss per share - basic                                   $(0.19)            $(0.10)             $(0.06)
                                                  ===============    ===============     ==============
               - diluted                                 $(0.19)            $(0.10)             $(0.06)
                                                  ===============    ===============     ==============

     Options and warrants to purchase 10,466,613, 6,745,544 and 5,161,751 shares of common stock were excluded from the computation of diluted earnings per share for the years ended May 31, 2006, 2005 and 2004, respectively, because the effect of their inclusion would be antidilutive.

NOTE D - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                         May 31,
                                           ----------------------------------
                                                2006                2005
                                           ---------------    ---------------
Cash accounts                                 $2,383,312           $987,314
Money market funds                                 2,466              2,210
                                           ---------------    ---------------
                                              $2,385,778           $989,524
                                           ===============    ===============

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

NOTE E - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                             May 31,
                                                                ----------------------------------
                                                                     2006               2005
                                                                ---------------    ---------------
Raw materials                                                        $863,952        $   960,101
Work in process                                                     1,243,986          1,194,688
Finished goods                                                        591,735          1,205,483
                                                                ---------------    ---------------
                                                                   $2,699,673         $3,360,272
                                                                ===============    ===============

     At May 31, 2006 and 2005, the Company has recorded reserves for excess and obsolete inventory of $677,166 and $566,149, respectively.

NOTE F - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                             May 31,
                                                                -----------------------------------
                                                                     2006               2005
                                                                ---------------    ----------------
Land                                                             $   200,000        $   200,000
Building and improvements                                          1,383,976          1,383,976
Office, laboratory and other equipment                             1,444,850          1,445,168
EECP systems  under  operating  leases or under loan
   for clinical trials                                               874,071          1,552,121
Furniture and fixtures                                               162,068            162,068
Leasehold improvements                                               117,803            117,803
                                                                ---------------    ----------------
                                                                   4,182,768          4,861,136
                                                                ---------------    ----------------
Less: accumulated depreciation and amortization                   (2,613,180)        (2,626,983)
                                                                ---------------    ----------------
                                                                  $1,569,588         $2,234,153
                                                                ===============    ================

NOTE G - DEFERRED REVENUE

         The changes in the Company's deferred revenues are as follows:

                                                                   Year Ended May 31,
                                                  -----------------------------------------------------
                                                       2006               2005               2004
                                                  ---------------    ---------------    ---------------
Deferred revenue at beginning of year               $2,551,532         $2,846,451         $1,709,551
Additions
   Deferred extended service contracts               2,269,801          2,073,090          1,871,439
   Deferred in-service and training                    130,000            187,500            340,000
   Deferred service arrangement obligations            425,000            765,001          1,040,000
Recognized as revenue
   Deferred extended service contracts              (2,383,121)        (1,900,925)        (1,485,372)
   Deferred in-service and training                   (140,000)          (262,500)          (247,500)
   Deferred service arrangement obligations           (530,624)        (1,157,085)          (381,667)
                                                  ---------------    ---------------    ---------------
Deferred revenue at end of year                      2,322,588          2,551,532          2,846,451
   Less: current portion                            (1,600,887)        (1,667,080)        (1,734,925)
                                                  ---------------    ---------------    ---------------
Long-term deferred revenue at end of year             $721,701           $884,452         $1,111,526
                                                  ===============    ===============    ===============

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004



NOTE H - WARRANTY LIABILITY

The changes in the Company's product warranty liability are as follows:

                                                                    Year Ended May 31,
                                                  -------------------------------------------------------
                                                       2006                2005               2004
                                                  ---------------     ---------------    ----------------
Warranty liability at the beginning of the year        $118,333            $244,917           $788,000
  Expense for new warranties issued                      33,000              27,000            164,000
  Warranty claims                                      (119,333)           (153,584)          (707,083)
                                                  ---------------     ---------------    ----------------
Warranty liability at the end of the year                32,000             118,333            244,917
  Less: current portion                                 (30,500)           (110,583)          (161,917)
                                                  ---------------     ---------------    ----------------
Long-term warranty liability at the end of
the year                                                 $1,500              $7,750            $83,000
                                                  ===============     ===============    ================

NOTE I - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENT

         The following table sets forth the computation of long-term debt:

                                                                             May 31,
                                                               ------------------------------------
                                                                    2006                2005
                                                               ----------------    ----------------
Facility loans (a)                                                  $914,528            $969,566
Term loans (b)                                                        35,970             126,243
                                                               ----------------    ----------------
                                                                     950,498           1,095,809
Less:  current portion                                               (97,309)           (148,212)
                                                               ----------------    ----------------
                                                                    $853,189            $947,597
                                                               ================    ================

     (a) The Company purchased its headquarters and warehouse facility with secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen-year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building.
     (b) In fiscal years 2003 and 2004, the Company financed the cost and implementation of a management information system and secured several notes, aggregating approximately $305,219. The notes, which bear interest at rates ranging from 7.5% through 12.5%, are payable in monthly installments consisting of principal and interest payments over four-year terms, expiring at various times between August and October 2006.

         Maturities of long-term debt are as follows at May 31, 2006:

                Fiscal Year                  Amount
                -------------------     --------------
                2007                          $97,309
                2008                           65,769
                2009                           70,426
                2010                           75,629
                2011                           81,110
                Thereafter                    560,255
                                        --------------
                                             $950,498
                                        ==============

NOTE J - SERIES D PREFERRED STOCK AND WARRANTS

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004



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

     Under the terms of a Registration Rights Agreement with the Investors, Vasomedical filed a Form S-3 registration statement with the Securities and Exchange Commission (SEC) on August 22, 2005, for 10,787,871 shares of common stock representing up to 8,533,333 shares issuable in connection with conversion of our Series D Convertible Preferred Stock and up to 2,254,538 shares issuable upon the exercise of our common stock purchase warrants. The SEC declared the registration statement effective on September 1, 2005. The total number of shares registered was based on a conversion price of $0.30 per share, which would only have affect in the event of default by Vasomedical of its obligation to holders of the Series D Convertible Preferred Stock.

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

     The beneficial conversion feature is treated analogous to a dividend and is recognizable immediately over the minimum period during which the preferred shareholders can realize that return. The imputed dividend will increase the Company's loss for the purpose of computing the loss-per-share applicable to common shareholders. The beneficial conversion feature is calculated at its intrinsic value at the commitment date (that is, the difference between the total gross proceeds allocated to the preferred stock as compared to the total market value of the common stock into which the Preferred Stock is convertible on the commitment date). The computed value of the beneficial conversion feature is treated as a deemed dividend immediately with a corresponding increase to paid-in capital. No additional amount will be recognized at the conversion date in recognition of an increase in the fair value of the stock conversion.

     In circumstances in which convertible securities are issued with detachable warrants, the Task Force noted that in order to determine the amount to be allocated to the beneficial conversion feature, the issuer must first allocate the proceeds between the convertible instrument and the detachable warrants using the relative fair value method of APB Opinion Number 14.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

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

     Dividends
     By the placement of the convertible preferred stock described above, we became obligated to pay a cash dividend monthly on the outstanding shares of convertible preferred stock. The dividend rate is the higher of (i) the prime rate as reported by the Wall Street Journal on the first day of the month, plus three percent or, (ii) 8.5% times $100 per share, but in no event greater than 10% annually. For the fiscal year ended May 31, 2006, cash dividends of $91,623 were paid. Preferred stock dividends for the fiscal 2006 are summarized as follows:

                                            Amount
                                            ------
Cash dividends paid                        $91,623
Beneficial conversion feature              786,247
                                       --------------
                                          $877,870
                                       ==============

     Common stock
     The Company issued 200,000 shares of common stock in lieu of cash for $126,000 in consultant services associated with the issuance of the Series D Convertible Preferred Stock. These issue costs were treated as a reduction in the paid-in capital associated with the preferred stock issuance.

NOTE K - STOCKHOLDERS' EQUITY AND WARRANTS

     No warrants were exercised or cancelled in fiscal 2004 and 2005. On July 19, 2005, we granted warrants for the purchase of 2,254,538 shares of common stock to investors and consultants associated with the issuance of Series D Preferred Stock, (See Note J). The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. The remaining 200,000 warrants expire in October 2006.

         Warrant activity for the years ended May 31, 2004, 2005 and 2006 is summarized as follows:

                                       Employees         Consultants               Total             Price Range
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2004                        --           200,000               200,000               $0.91
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2005                        --           200,000               200,000               $0.91
                                    ----------------- ------------------- ------------------------ ----------------
  Warrants granted                                        2,254,538             2,254,538               $0.69
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2006                        --         2,454,538             2,454,538               $0.71
                                    ================= =================== ======================== ================
Number of shares exercisable                   --         2,454,538             2,454,538               $0.71
                                    ================= =================== ======================== ================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

NOTE L - OPTION PLANS

     1995 Stock Option Plan
     In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants.

     In fiscal 2006, options to purchase 155,000 shares of common stock at an exercise price of $3.44 under the 1995 Stock Option Plan were retired or cancelled

     Outside Director Stock Option Plan
     In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the "OD Plan") for non-employee directors of the Company, for which the Company reserved an aggregate of 300,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the OD Plan with respect to new option grants.

     In fiscal 2005, options to purchase 38,709 shares of common stock at an exercise price of $0.78 under the OD Plan were retired unexercised.

     In fiscal 2006, options to purchase 155,000 shares of common stock at an exercise price of $2.21 under the OD Plan were retired unexercised.

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

     In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

     In fiscal 2004, options to purchase 75,667 shares of common stock under the 1997 Plan were exercised at an exercise price of $0.88 per share, aggregating $66,209 of proceeds to the Company and options to purchase 350,000 shares of common stock under the 1997 Plan at an exercise price of $0.88 were retired or cancelled.

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options under the 1997 Plan to an officer to purchase an aggregate of 153,168 shares of common stock, at an exercise price of $1.09 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options expire ten years from the date of grant. In fiscal 2005, options to purchase 4,500 shares of common stock under the 1997 Plan at an exercise price of $0.88 were cancelled.

     In fiscal 2006, options to purchase 4,500 shares of common stock under the 1997 Plan at exercise prices ranging from $0.88 to $1.91 were retired or cancelled.

     At May 31, 2006, there were 303,168 shares available for future grants under the 1997 Plan.

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

                       Vasomedical, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 2006, 2005 and 2004

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

     In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

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

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options to directors, officers and employees to purchase an aggregate of 2,194,832 shares of common stock, at an exercise price of $0.95 to $1.70 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. Some of these options vest immediately and others vest or over three-year or four-year periods. Some of these options expire in five years and others in ten years from the date of grant. In fiscal 2005, options to purchase 133,332 shares of common stock under the 1999 Plan were exercised at an exercise price of $0.98 per share, aggregating $130,666 of proceeds to the Company and options to purchase 662,666 shares of common stock under the 1999 Plan at an exercise price of $0.91 to $4.69 were retired or cancelled.

     In fiscal 2006, the Company's Board of Directors granted non-qualified stock options to purchase under the 1999 Plan to an Officers, directors and employees to purchase an aggregate of 1,260,000 shares of common stock, at an exercise price of $0.20 to $0.22 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These ten years from the date of grant. In fiscal 2006, options to purchase 1,173,250 shares of common stock under the 1999 Plan at an exercise price of $0.20 to $4.69 were retired or cancelled.

     At May 31, 2006, there were 23,253 shares available for future grants under the 1999 Plan.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

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

     In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

     In fiscal 2005, the Company's Board of Directors granted non-qualified stock options under the 2004 Plan to directors to purchase an aggregate of 225,000 shares of common stock, at an exercise price of $0.95 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. Some of these options vest immediately and others over a four-year period, and expire ten years from the date of grant.

     In fiscal 2006, the Company's Board of Directors granted an aggregate of 225,000 shares of common stock under the 2004 Plan directors of the Company having a fair market value of $0.45 per share at the time of the respective grants. In fiscal 2006, the Company's Board of Directors granted non-qualified stock options under the 2004 Plan to Officers and employees to purchase an aggregate of 2,118,045 shares of common stock, at exercise prices of $0.20 to $0.58 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options expire ten years from the date of grant. In fiscal 2006, options to purchase 266,496 shares of common stock under the 2004 Plan at exercise prices of $0.45 to $0.58 were retired or cancelled.

     At May 31, 2006, there were 423,451 shares available for future grants under the 2004 Plan.

     Activity under all the plans for the years ended May 31, 2004, 2005 and 2006, is summarized as follows:

                                                                          Outstanding Options
                                                      -------------------------------------------------------------
                                         Shares                                                       Weighted
                                     Available for     Number of Shares          Exercise              Average
                                         Grant                                Price per Share      Exercise Price
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2003                 1,438,668           5,990,753         $0.71  -   $5.15             $2.13
  Options granted                        (725,000)            725,000         $0.92  -   $1.31             $1.06
  Options exercised                            --            (597,333)        $0.71  -   $1.22             $1.17
  Options canceled                      1,306,669          (1,306,669)        $0.88  -   $5.15             $1.61
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2004                 2,020,337           4,811,751         $0.71  -   $5.15             $1.98
  Options/shares authorized             2,500,000 (1)              --               --                     --
  Options granted                      (2,573,000)          2,573,000         $0.951 -   $1.70             $1.08
  Options exercised                            --            (133,332)             $0.98                   $0.98
  Options canceled                        667,166            (705,875)        $0.78  -   $4.69             $2.03
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2005                 2,614,503           6,545,544         $0.71  -   $5.15             $1.86
  Common shares granted                  (225,000)                 --               --                     --
  Options granted                      (3,378,045)          3,378,045         $0.20  -   $0.58             $0.34
  Options exercised                            --                  --               --
  Options canceled                      1,738,414          (1,911,514)        $0.20  -   $5.15             $0.70
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2006                   749,872           8,012,075         $0.20  -   $5.15             $1.20
                                    ================= =================== ======================== ================

     (1) May be issued under the Stock  Issuance  Program.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

     The following table summarizes information about stock options outstanding and exercisable at May 31, 2006

                                             Options Outstanding                           Options Exercisable
                              ---------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average         Weighted                            Weighted
                                   Number           Remaining        Average              Number          Average
                               Outstanding at      Contractual    Exercise Price      Exercisable at     Exercise
  Range of Exercise Prices      May 31, 2006       Life (yrs.)                         May 31, 2006        Price
                              ------------------ ---------------- ---------------    ----------------- --------------
$0.20  -  $0.58                     2,971,549           9.6             $0.33            2,971,549           $0.33
$0.71  -  $0.97                     1,098,750           5.8             $0.90            1,098,750           $0.90
$1.00  -  $1.49                     2,129,167           7.3             $1.10            2,129,167           $1.10
$1.53  -  $2.49                       679,609           2.1             $1.87              679,609           $1.87
$2.66  -  $5.15                     1,133,000           3.6             $3.59            1,133,000           $3.59
                              ------------------ ---------------- ---------------    ----------------- --------------
                                    8,012,075           7.0             $1.20            8,012,075           $1.20
                              ================== ================ ===============    ================= ==============

     The weighted-average fair value of options granted during fiscal years 2006, 2005 and 2004 was $0.34, $1.08, and $1.06, respectively. At May 31, 2006, there were approximately 33,584,075 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE M - INCOME TAXES

     During the fiscal years ended May 31, 2006, 2005 and 2004, we recorded income tax expense of $7,109,176, 39,661 and $50,640, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset in the second fiscal quarter. The income tax expense for fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of May 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,774,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. No deferred tax assets have been recorded for state income tax NOL's since it was determined that the amounts were not material and the Company could not be sure that any benefit from the NOL's would be utilized.

     On December 20, 2005, Centers for Medicare and Medicaid Services (CMS) issued a Proposed Decision Memorandum (PDM) for External Counterpulsation in
response to Vasomedical's application to expand reimbursement coverage to include Canadian Cardiovascular Society (CCSC) Class II angina and New York Heart Association (NYHA) Class II/III congestive heart failure (CHF). The PDM stated that the evidence was not adequate to conclude that external counterpulsation therapy is reasonable and necessary to expand reimbursement coverage to CCSC Class II angina and NYHA Class II/III CHF and that current coverage for CCSC class III/IV refractory angina would remain in effect. Consequently, at the end of the second fiscal quarter of fiscal 2006, we concluded that, based upon the weight of available evidence, it was no longer "more likely than not" that the net deferred tax asset of $14,582,000 would be realized, and added $14,582,000 to the valuation allowance to bring the net deferred tax asset carrying value to zero. On March 20, 2006, CMS issued its final decision, which upheld the PDM.

     As of May 31, 2006, the recorded deferred tax asset was $19,559,458, reflecting an increase of $1,203,458 during fiscal 2006, which was offset by the valuation allowance of the same amount.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

         The Company's deferred tax assets are summarized as follows:

                                                       2006               2005               2004
                                                  ---------------    ---------------    ---------------
Net operating loss and other carryforwards          $17,850,000        $16,489,000        $14,468,000
      Accrued compensation                                6,900             68,000            118,000
      Bad debts                                         140,000            134,000            238,000
      Other                                           1,562,558          1,665,000          1,666,000
                                                  ---------------    ---------------    ---------------
Total gross deferred tax assets                      19,559,458         18,356,000         16,490,000
      Valuation allowance                           (19,559,458)        (3,774,000)        (1,908,000)
                                                  ---------------    ---------------    ---------------
Net deferred tax assets                                      --        $14,582,000        $14,582,000
                                                  ===============    ===============    ===============

                                     F - 25

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004

     At May 31, 2006, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $52,108,005, expiring at various dates from 2007 through 2026. In fiscal 2006 $336,198 of net operating loss carryforwards expired. Expiration of net operating loss carryforwards are as follows:

                Fiscal Year                 Amount
            -------------------         --------------

                2007                         $517,934
                2008                          558,968
                2009                          470,994
                2010                        2,454,162
                2011                        5,449,051
                Thereafter                 42,656,286
                                        --------------
                                          $52,107,395
                                        ==============

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

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                               2006             2005              2004
                                                 %                 %                %
                                          ----------------- ---------------- -----------------
Federal statutory rate                         (34.0)            (34.0)           (34.0)
State taxes, net                                 0.3               0.7              1.5
Permanent differences                            0.6               0.6              0.8
Change in valuation allowance
  relating to operations                       229.0              34.3             38.1
Other                                           (0.6)             (0.9)            (4.9)
                                          ----------------- ---------------- -----------------
                                              (195.3)              0.7              1.5
                                          ================= ================ =================

NOTE N - COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     In December 2005, the Company entered into an agreement with Thomas W. Fry, Chief Financial Officer of the company, which entitled him to twelve months salary in the event of his termination without cause.

     In April 2006, the Company approved a program to defer compensation of certain senior executives of the company and incentives to them for these deferrals. The Company agreed to repay monies deferred from zero to six months at 1.5 times the amount deferred; for deferrals of six months to twelve months, the repaid amount shall be two times the amount deferred; and for deferrals in excess of twelve months, the amount shall be 2.5 times the amount deferred. In addition, payment of board of directors meeting fees were deferred until a later date.

     Leases

     The Company leases additional warehouse space under a noncancelable-operating lease, which one expires on September 30, 2006. Rent expense was $94,000, $93,000 and $72,000 in fiscal 2006, 2005 and 2004, respectively. The remaining minimum obligation under lease agreements is $14,238.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 2006, 2005 and 2004


     Litigation

     The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

NOTE O - 401(K) PLAN

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2006, 2005 and 2004, the Company made discretionary contributions of approximately $27,000, $38,000 and $36,000, respectively, to match a percentage of employee contributions.

NOTE P - SUBSEQUENT EVENT

     On June 22, 2006, the Company entered into an employment agreement with Thomas Glover, President and Chief Executive of the Company. The agreement, which expires in June 2008, provides for certain benefits including a payment of twelve months of base salary in the event of a termination without cause, as defined, payable in twelve equal monthly installments.

                       Vasomedical, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

---------------------------------------- ---------------- -------------------------------- ---------------- ----------------
               Column A                     Column B                 Column C                 Column D         Column E
---------------------------------------- ---------------- -------------------------------- ---------------- ----------------
                                                                     Additions
                                                          --------------------------------
                                                                (1)             (2)
                                           Balance at       Charged to       Charged to
                                          beginning of       costs and     other accounts                   Balance at end
                                             period          expenses                        Deductions        of period
---------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

Allowance for doubtful accounts
  Year ended May 31, 2006                       $394,692         $110,317             $--          $94,318         $410,691
  Year ended May 31, 2005                       $699,203          $11,084             $--              (a)         $394,692
                                                                                                  $315,595
  Year ended May 31, 2004                       $768,629         $616,759             $--         $686,185         $699,203

Valuation Allowance- Financing
Receivables
  Year ended May 31, 2006                            $--              $--             $--              $--              $--
  Year ended May 31, 2005                            $--              $--             $--              $--              $--
  Year ended May 31, 2004                       $244,994         $680,000             $--              (b)              $--
                                                                                                  $924,994

Reserve for excess and obsolete
inventory
  Year ended May 31, 2006                       $566,149         $152,004             $--          $41,004         $677,149
  Year ended May 31, 2005                       $399,477         $166,672             $--              $--         $566,149
  Year ended May 31, 2004                       $280,477         $119,000             $--              $--         $399,477

Valuation Allowance - Deferred Tax
Asset
  Year ended May 31, 2006                     $3,774,000       $8,296,458      $7,489,000              $--      $19,569,458
  Year ended May 31, 2005                     $1,908,000       $1,866,000             $--              $--       $3,774,000
  Year ended May 31, 2004                       $622,000       $1,286,000             $--              $--       $1,908,000

Provision for warranty obligations
  Year ended May 31, 2006                       $118,333          $33,000             $--    (c)  $119,333          $32,000
  Year ended May 31, 2005                       $244,917          $27,000             $--              (c)         $118,333
                                                                                                  $153,584
  Year ended May 31, 2004                       $788,000         $164,000             $--    (c)  $707,083         $244,917

     (a)  accounts receivable written off, net $10,000 in recoveries in 2005.
     (b)  financing receivables written off
     (c)  warranty claims