Form 10-K/A
period 2006-05-31
VASOMEDICAL INC
filed 2006-09-28
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                           Commission File No. 0-18105

                          -----------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of $0.42 as of November 30, 2005, was approximately $23,831,000. Shares of common stock held by each officer and director and by each person wh o owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At August 16, 2006, the number of shares outstanding of the issuer's common stock was 65,198,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

None


                                EXPLANATORY NOTE

     Vasomedical, Inc. (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended May 31, 2006 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended May 31, 2006, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

     Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the August 28, 2006 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

     This amendment should be read in conjunction with our Annual Report for the year ended May 31, 2006 filed on Form 10-K on August 28, 2006.

                               INDEX TO FORM 10-K


                                                                                                              Page
                                                                                                              ----
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant................................................1
Item 11.      Executive Compensation............................................................................3
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...5
Item 13.      Certain Relationships and Related Transactions....................................................8
Item 14.      Principal Accountant Fees and Services............................................................8

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

                                                                                                Director
        Name of Director               Age                Principal Occupation                    Since
---------------------------------     -------     --------------------------------------    -----------------
Abraham E. Cohen (5)                    70        Chairman, Independent consultant          June 1993
Thomas Glover                           52        President and Chief Executive Officer     October 2004
John C.K. Hui, PhD(4)                   60        Chief Technology Officer                  February 1995
Photios T. Paulson (1)(2)(3)            67        Independent consultant                    April 2000
Kenneth W. Rind, PhD(1)(4)              71        Independent consultant                    February 1995
Martin Zeiger (2)(3)(4)                 69        Independent consultant                    October 2001
    -----------------

(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of Compensation Committee
(4)  Member of the Corporate Governance Committee
(5)  Ex-officio member of all committees

     The following is a brief account of the business experience for at least the past five years of our directors:

     Abraham E. Cohen has been our Chairman of the Board since June 1994 and is presently an independent consultant. He retired in 1992 as Senior Vice President of Merck & Co., Inc., a position he was elected to in 1985. From 1979 to 1989, Mr. Cohen was also President of Merck Sharp & Dohme International, a division of Merck & Co., Inc. Mr. Cohen is a director of the following public companies:
Akzo Nobel Nv., Chugai Pharmaceutical Co., Ltd., Neurobiological Technologies, Inc. and Teva Pharmaceutical Industries, Ltd.

     Thomas Glover has been President and Chief Executive Officer and a director since October 2004. Prior to joining Vasomedical, Mr. Glover was the acting President and CEO and advisor to Incappe, Inc. a privately held medical device company. He was the President and CEO of Vasca, Inc. from 1999 to 2003 and served as Executive Vice President, Johnson and Johnson Professional, Inc. from 1997 to 1999. From 1983 to 1996, Mr. Glover held several executive positions with responsibility for U.S and international business for Davis and Geck (American Cyanamid Company/American Home Products). He is currently a director of Incappe, Inc.

     John C.K. Hui, PhD, our Chief Technology Officer, has been a director and Senior Vice President since February 1995. Dr. Hui has been an Assistant Professor in the Department of Surgery and Division of Cardiology at the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was CEO and president of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by us in January 1995.

     Photios T. Paulson has been a director since April 2000 and has served as our Chief Executive Officer from October 2002 through June 2003 and from March to October 2004. Mr. Paulson has been an advisor to the health care industry and was Vice President of bioMerieux N.A. Inc. from 1995 to 2002. Between 1992 and 1995, Mr. Paulson was Chairman of bioMerieux Vitek Inc. Between 1987 and 1990, he was Senior Advisor, Health Care Industry, for Prudential Securities. Mr. Paulson previously held senior positions with Becton Dickinson and Company through 1987. Mr. Paulson is a director of bioMerieux N.A. Inc. and Silliker Group Inc.

     Kenneth W. Rind, PhD has been Chairman of Oxford Venture Corporation, an independent venture capital company, since 1981 and in 1998 was a founding General Partner of Israel Infinity Venture Capital Fund. Previously, he was responsible for acquisitions and venture capital investments at Xerox
Development Corporation and in charge of technology investment banking at Oppenheimer & Co., Inc. (now CIBC). He is a director of several private companies.

     Martin Zeiger is an independent consultant to the pharmaceutical industry. Mr. Zeiger was Senior Vice President of Strategic Business Development for Barr Laboratories, a drug manufacturer, from 1999 through August 2003. From 1987 through 1999, Mr. Zeiger was Executive Vice President and General Counsel for Rugby Laboratories. In 1993 Marion Merrill Dow acquired Rugby Laboratories. Mr. Zeiger was a Vice President of Marion Merrill Dow, Inc. and its successor Hoechst Marion Roussell, Inc. Mr. Zeiger is a member of the Heritage Board of Directors of the American Heart Association in New York and a founding director of the Larry King Cardiac Foundation.

Executive Officers of the Registrant

        Name of Officer                Age           Position held with the Company
---------------------------------     -------     --------------------------------------
Thomas Glover                           52        President and Chief Executive Officer
John C.K. Hui, PhD                      60        Chief Technology Officer
Tricia Efstathiou                       35        Chief Financial Officer

     Tricia Efstathiou was appointed Chief Financial Officer of the Company on September 20, 2006. Prior thereto, Ms. Efstathiou served as Controller of the Company since June 2000.


Committees of the Board of Directors

Executive Committee

         Abraham E. Cohen
         Photios T. Paulson
         Kenneth W. Rind

Audit Committee

         Photios T. Paulson
         Martin Zeiger

Compensation Committee

         Photios T. Paulson
         Martin Zeiger

Corporate Governance Committee

         John C. K. Hui
         Kenneth W. Rind
         Martin Zeiger

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2006, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

     We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended May 31, 2006, 2005 and 2004.

                           Summary Compensation Table

                                                                                     Long-Term Compensation
                                                                             ------------------------------------
                                               Annual Compensation                    Award             Payouts
                                     --------------------------------------- ------------------------- ----------
                                                                   Other                    Shares     Long-Term    All
                                                                   Annual     Restricted  Covered By   Incentive   Other
                                                                 Compensa-       Stock      Option       Plan    Compensation
Name and Principal Position    Year   Salary (2)      Bonus         tion        Awards      Grants      Payout       (1)
---------------------------- --------------------- ------------ ------------ ------------ ------------ ---------- -----------
Photios T. Paulson (3)         2006          --            --           --           --            -         --         --
Former CEO                     2005    $114,583            --           --           --      100,000         --     $6,006
                               2004     $20,833            --           --           --       25,000         --       $106

Thomas Glover (4)              2006    $260,000            --           --           --      391,228         --    $14,574
President and CEO              2005    $161,667            --           --           --    1,000,000         --     $4,166

John C. K. Hui                 2006    $159,510            --           --           --      269,558               $20,466
Senior VP, CTO                 2005    $155,500            --           --           --       50,000         --    $18,939
                               2004    $150,000       $25,000           --           --           --         --    $16,756

Thomas W. Fry                  2006    $159,510            --           --           --      308,244         --     $2,313
CFO                            2005    $155,500            --           --           --       50,000         --     $2,147
                               2004    $109,712       $33,333           --           --      100,000         --     $3,000

     (1) Represents premiums paid on medical, dental, life and disability group benefit plans, as well as amounts matched in the Company's 401(k) Plan.
     (2) Includes amounts deferred in FY2006 under the Deferred Compensation Plan for Mr. Glover, Dr. Hui and Mr. Fry of $26,667, $20,000 and $13,333, respectively.
     (3) The Board of Directors appointed Photios T. Paulson as Chief Executive Officer in October 2002. Mr. Paulson resigned his position as an officer on June 30, 2003 and was reappointed Chief Executive Officer in March 2004 and resigned as of October 2004 upon the appointment of Thomas Glover as President and Chief Executive Officer. (4) Thomas Glover was appointed President and Chief Executive Officer on October 4, 2004.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth the number of options granted to our named executive officers during the fiscal year ended May 31, 2006.

                                                                                            Potential Realizable
                                                                                          Value at Assumed Annual
                                                                                               Rates of Price
                                                 Individual Grants                        Appreciation for Option
                                                                                                    Term
                             ---------------------------------------------------------------------------------------
                                   Total
                                Number of
                               Securities        % of
                               Underlying   Options/SARs to  Exercise or
                               Options/SAR   Employees in    Base Price     Expiration
Name                           Granted (#)  Fiscal Year (3)  ($/Share)        Date            5%          10%
                               -----------  ---------------  ----------     ----------       ----         ---

                                     Share)

Thomas Glover (1)                 391,228        11.8%          $0.30       Various         $74,207       $188,058
Thomas W. Fry (2)                 308,244         9.3%          $0.35       Various         $66,975       $169,730
John C. K. Hui (2)                269,558         8.1%          $0.31       Various         $52,855       $133,949


     (1) Represents ten-year, non-qualified stock options under the 1997 Stock Option Plan and 1999 Stock Option Plan that vest equally over four years commencing on October 4, 2004, granted to Mr. Glover upon his appointment as the President and Chief Executive Officer. Such vesting is dependent upon continued service to the Company.
     (2) Represents ten-year, non-qualified stock options under the 1999 Stock Option Plan that vest equally over four years commencing on July 13, 2004. Such vesting is dependent upon continued service to the Company.
     (3) Percentages based upon 1,818,000 shares issued to employees and officers of the Company during the fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and F/Y-End Option Values

     The following table sets forth information for each of the named executive officers with respect to the value of options or warrants exercised during the fiscal year ended May 31, 2006 and the value of outstanding and unexercised options or warrants held as of May 31, 2006, based upon the market value of the common stock of $0.11 per share on that date.

                                                                                       Value of Unexercised
                                                           Number of Options at        In-the-Money Options
                                                             Fiscal Year End          at Fiscal Year End (2)
                             Shares Acquired    Value        ---------------          ----------------------
Name                         on Exercise (#)  Realized (1) Exercisable Unexercisable Exercisable Unexercisable
----                         ---------------  ------------ ------------------------- -------------------------

Thomas Glover                       --             --        1,391,228      --            --           --
John C. K. Hui                      --             --          964,558      --            --           --
Thomas W. Fry                       --             --          458,244      --            --           --

     (1) Represents the difference between the closing price of the common stock and the exercise price of the options on the date of exercise multiplied by the number of shares acquired upon exercise. The calculation does not reflect the effects of any income taxes that may be due on the value realized.

     (2) Represents the difference between the closing market price of the common stock at May 31, 2006 of $0.11 per share and the exercise price per share multiplied by the number of in-the-money options at May 31, 2006.

Deferred Compensation Program

         In April 2006, the Company approved a program to defer compensation of certain senior executives of the company and provided incentives to them for these deferrals. The Company agreed to repay monies deferred from zero to six months at 1.5 times the amount deferred; for deferrals of six months to twelve months, the repaid amount shall be two times the amount deferred; and for deferrals in excess of twelve months, the amount shall be 2.5 times the amount deferred. In addition, payment of board of directors meeting fees were deferred until a later date.

Employment Agreements

     In December 2005, the Company entered into an agreement with Thomas W. Fry, Chief Financial Officer of the company, which entitled him to twelve months salary in the event of his termination without cause. On September 20, 2006, Mr. Fry resigned as Chief Financial Officer of the Company and his employment agreement was terminated. Mr. Fry continues to act as a consultant to the Company.

     Thomas Glover, President and Chief Executive of the Company, entered into an employment agreement with us as of June 22, 2006, which expires on June 21, 2008. The agreement provides for an annual salary of $260,000 plus incentive compensation of up to 50% of the annual salary. In addition the agreement provides for a payment of twelve months of base salary in the event of a termination without cause, as defined, payable in twelve equal monthly installments.

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

     Our compensation structure for outside directors also includes:

     o a one-time grant of 50,000 non-qualified stock options to outside directors issued on the date of their initial appointment to our Board of Directors at the closing price on the issue date and vesting in three equal annual increments commencing on the first anniversary of the grant and contingent upon their continued service on our Board; and
     o an automatic annual grant of 25,000 non-qualified stock options to outside directors issued on the date of our Annual Meeting of Stockholders at the closing price on the issue date and vesting in three equal annual increments commencing on the first anniversary of the grant and contingent upon their continued service on our Board.

Limitation on Liability of Officers and Directors

     We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2006, our Compensation Committee consisted of Messrs. Bearn, Blumenthal, Shapiro, Viscusi, and Whittaker. None of these persons were our officers or employees during fiscal 2006 or, except as otherwise disclosed, had any relationship requiring disclosure in this Proxy Statement.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership of shares of our Series D Convertible Preferred Stock and Common Stock as of September 12, 2006 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and

Exchange  Commission,  (ii) each of our executive  officers and  directors,  and
(iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                                                 Common Stock                 % of
                                                                 Beneficially                Common
              Name of Beneficial Owner                            Owned (2)                 Stock (3)
------------------------------------------------------        -----------------         -----------------
Abraham E. Cohen.................................                  1,115,650                    1.7%
Thomas W. Fry....................................                    466,244                    *
Thomas Glover....................................                  1,396,228                    2.1%
John C. K. Hui, PhD (4)..........................                  1,753,880                    2.7%
Photios T. Paulson...............................                    486,000                    *
Kenneth W. Rind, PhD.............................                    485,650                    *
Martin Zeiger....................................                    155,000                    *

Directors and executive officers as a group
(7 persons)..............................                          5,858,652                    8.5%
----------

     o Less than 1% of the Company's Common Stock

1. No officer or director owns more than one percent of the issued and outstanding Common Stock of the Company unless otherwise indicated.

2. Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of September 12, 2006 pursuant to warrants awarded under the purchase agreement for the Series D Convertible Preferred Stock and stock options awarded under our stock option plans:


        Abraham E. Cohen               525,650       Photios T. Paulson                  445,000
        Thomas W. Fry                  458,244       Kenneth W. Rind, PhD                110,650
        Thomas Glover                1,391,228       Martin Zeiger                       115,000
        John C. K. Hui, PhD            964,558       Directors and executive
                                                     officers as a group               4,010,330

3. Applicable percentages are based on 65,198,592 common shares outstanding on September 12, 2006, adjusted as required by rules promulgated by the Commission.

4. Includes 789,322 shares that are held in a trust for the benefit of Dr. Hui's child. Dr. Hui and his wife are the trustees of this trust.

Equity Compensation Plan Information

     The following chart summarizes the options and warrants outstanding and available to be issued at May 31, 2006:

                                                                                         Number of securities
                                       Number of securities                            remaining available for
                                        to be issued upon       Weighted-average     future issuance under equity
                                           exercise of         exercise price of    compensation plans (excluding
                                       outstanding options    outstanding options      securities reflected in
           Plan Category                   and warrants           and warrants                column (a)
           -------------                   ------------           ------------                ----------
                                               (a)                    (b)                        (c)
                                               ---                    ---                        ---
Equity compensation plans
approved by security holders                 3,700,326                $1.07                      726,619
Equity compensation plans not
approved by security holders                 4,311,749                $1.32                       23,253
                                      ----------------------- --------------------- -------------------------------
    Total                                    8,012,075                $1.20                      749,872
                                      ======================= ===================== ===============================

Stock Options and Other Plans

     1995 Stock Option Plan

     In May 1995, our stockholders approved the 1995 Stock Option Plan for our officers and employees, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, our Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants. At May 31, 2006, 972,000 options had been granted, of which 416,000 are outstanding under the 1995 Option Plan.

     Outside Director Stock Option Plan

     In May 1995, our stockholders approved an Outside Director Stock Option Plan for our non-employee directors, for which we reserved an aggregate of 300,000 shares of common stock. On June 1, 1997, 1996 and 1995, options to purchase an aggregate of 39,550 shares, 31,675 shares, and 77,418 shares of common stock, respectively, at $1.77, $2.21, and $.78 per share, respectively, were granted to outside directors. In December 1997, our Board of Directors terminated the Outside Director Stock Option Plan with respect to new option grants. At May 31, 2006, 28,250 options are outstanding under the Outside Director Stock Option Plan.

     1997 Stock Option Plan

     In December 1997, our stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for our officers, directors, employees and consultants, for which we have reserved, as amended, an aggregate of 2,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expires August 6, 2007. At May 31, 2006, 2,991,168 options had been granted (including options previously granted but subsequently cancelled), of which 1,404,527 are outstanding under the 1997 Plan.

     1999 Stock Option Plan

     In July 1999, our Board of Directors authorized the 1999 Stock Option Plan (the "1999 Plan") for our officers, directors, employees and consultants, for which we have reserved, as amended, an aggregate of 5,000,000 shares of common stock. The 1999 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expires July 12, 2009. At May 31, 2006, 8,701,932 options had been granted, (including options previously granted but subsequently cancelled), of which 4,311,749 are outstanding under the 1999 Plan.

     2004 Stock Option and Stock Issuance Plan

     In October 2004, our stockholders approved the 2004 Stock Option and Stock Issuance Plan (the "2004 Stock Plan") for our officers, directors, employees and consultants [and other independent advisors], for which we reserved an aggregate of 2,500,000 shares of common stock. The 2004 Stock Plan is administered by a committee of our Board of Directors, which has full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The 2004 Stock Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Options granted under the 2004 Stock Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the participant owns 10% or more of our common stock. Under the stock issuance program, the purchase price per share shall be fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. Payment for the shares may be made in cash or check payable to us, or for past services rendered to us and all shares of common stock issued thereunder shall vest upon issuance unless otherwise directed by the board or committee. The number of shares issuable is also subject to adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. At May 31, 2006, 2,118,045 options had been granted, (including options previously granted but subsequently cancelled), of which 1,851,549 are outstanding under the 2004 Stock Plan.

     401(k) Plan

     In April 1997, we adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 100% of their compensation. In fiscal year 2006, 2005 and 2004, the Company made discretionary contributions of approximately $26,752, $34,766 and $35,535, respectively, to match a percentage of employee contributions.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

MILLER ELLIN & COMPANY, LLP are our independent registered public accounting firm and performed the audit of our consolidated financial statements for fiscal year 2006. Audits of our consolidated financial statements for fiscal years 2005 and 2004 were performed by GRANT THORNTON LLP. The following table sets forth all fees for the fiscal years ended May 31, 2006 and May 31, 2005:

                                          2006             2005
                                          ----             ----
          Audit Fees (1)               $  264,000        $ 279,000
          Tax Fees (2)                    $51,000          $35,000
---------------

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, Sarbanes-Oxley 404 related services, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre-approved by the Audit Committee.
(2) Tax fees principally include fees for tax return preparation and for tax advice planning fees. All such services were provided by Grant Thornton, LLP and were pre-approved by the Audit Committee.

The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to the chairman of the audit committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

MILLER ELLIN & COMPANY, LLP did not render any services related to financial information systems design and implementation during fiscal year 2006. GRANT THORNTON LLP did not render any services related to financial information systems design and implementation during fiscal year 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2006.

                                 VASOMEDICAL, INC.

                                 By: /s/ Thomas Glover
                                 -----------------
                                 Thomas Glover
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2006, by the following persons in the capacities indicated:


/s/ Thomas Glover          President, Chief Executive Officer and Director
------------------------   (Principal Executive Officer)
Thomas Glover

-----------------------    Chairman of the Board
Abraham E. Cohen

/s/ Tricia Efstathiou      Chief Financial Officer (Principal Financial Officer)
------------------------
Tricia Efstathiou

/s/ John C.K. Hui          Senior Vice President, Chief Technology Officer
------------------------   and Director
John C.K. Hui

/s/ Photios T. Paulson     Director
------------------------
Photios T. Paulson

/s/ Kenneth W. Rind        Director
-----------------------
Kenneth W. Rind

                           Director
-----------------------
Martin Zeiger