Form 10-Q
period 2006-08-31
VASOMEDICAL INC
filed 2006-10-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended August 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                          ---     --

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]  Accelerated Filer [ ]   Non-Accelerated Filer [X]


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]
                                            ---       --

Number of Shares Outstanding of Common Stock, $.001 Par Value, at October 16, 2006 - 65,198,592

Vasomedical, Inc. and Subsidiaries


                                     INDEX


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

       Consolidated Condensed Balance Sheets as of
               August 31, 2006 and May 31, 2006                             3

       Consolidated Condensed Statements of Operations for the
               Three Months Ended August 31, 2006 and 2005                  4

       Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Period from June 1, 2006 to August 31, 2006   5

       Consolidated Condensed Statements of Cash Flows for the
               Three Months Ended August 31, 2006 and 2005                  6

       Notes to Consolidated Condensed Financial Statements                 7

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     14

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk    26

    Item 4 - Controls and Procedures                                       26

PART II - OTHER INFORMATION                                                27

ITEM 1.  FINANCIAL STATEMENTS


                       Vasomedical, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 August 31,           May 31,
                                                                                    2006               2006
                                                                              -----------------    -----------------
                                 ASSETS                                         (Unaudited)         (Derived from
                                                                                                       audited
                                                                                                      financial
                                                                                                     statements)
CURRENT ASSETS
     Cash and cash equivalents                                                    $1,790,851           $2,385,778
     Accounts receivable, net of an allowance for doubtful accounts of
       $373,071 at August 31, 2006, and $410,691 at May 31, 2006                   1,000,870              843,282
     Inventories, net                                                              2,394,623            2,699,673
     Other current assets                                                            276,683              108,049
                                                                              -----------------    -----------------
         Total current assets                                                      5,463,027            6,036,782

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,683,979 at
   August 31, 2006, and $2,613,180 at May 31, 2006                                 1,483,752            1,569,588

OTHER ASSETS                                                                         297,440              305,670
                                                                              -----------------    -----------------
                                                                                  $7,244,219           $7,912,040
                                                                              =================    =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $846,822             $938,095
     Current maturities of long-term debt and notes payable                          223,170               97,309
     Sales tax payable                                                               137,651              172,646
     Deferred revenue                                                              1,492,179            1,600,887
     Accrued director and executive compensation                                     321,500              175,000
     Accrued warranty and customer support expenses                                   29,250               30,500
     Accrued professional fees                                                        42,439               61,875
     Accrued commissions                                                             114,907               93,182
                                                                              -----------------    -----------------
         Total current liabilities                                                 3,207,918            3,169,494

LONG-TERM DEBT                                                                       835,000              853,189

ACCRUED WARRANTY COSTS                                                                   750                1,500

DEFERRED REVENUE                                                                     573,852              721,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; 110,000,000 shares authorized;
       65,198,592 shares at August 31, 2006, and May 31, 2006, issued
       and outstanding                                                                65,198               65,198
     Additional paid-in capital                                                   46,148,493           46,148,493
     Accumulated deficit                                                         (43,586,992)         (43,047,535)
                                                                              -----------------    -----------------
         Total stockholders' equity                                                2,626,699            3,166,156
                                                                              -----------------    -----------------
                                                                                  $7,244,219           $7,912,040
                                                                              =================    =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        Three months ended
                                                                                            August 31,
                                                                              --------------------------------------
                                                                                    2006                 2005
                                                                              -----------------    -----------------
Revenues
   Equipment sales                                                              $1,073,216           $2,456,909
   Equipment rentals and services                                                1,008,640            1,079,462
                                                                              -----------------    -----------------
     Total revenues                                                              2,081,856            3,536,371

Cost of Sales and Services
   Cost of sales, equipment                                                        609,342            1,032,257
   Cost of equipment rentals and services                                          355,268              390,927
                                                                              -----------------    -----------------
     Total cost of sales and services                                              964,610            1,423,184

                                                                              -----------------    -----------------

   Gross profit                                                                  1,117,246            2,113,187

Operating Expenses
   Selling, general and administrative                                           1,323,826            2,409,149
   Research and development                                                        328,495              512,006
   Provision for doubtful accounts                                                   1,681               70,575
                                                                              -----------------    -----------------
     Total operating expenses                                                    1,654,002            2,991,730

                                                                              -----------------    -----------------
LOSS FROM OPERATIONS                                                              (536,756)            (878,543)

Other Income (Expense)
   Interest and financing costs                                                    (18,889)             (23,509)
   Interest and other income, net                                                   20,738               19,016
                                                                              -----------------    -----------------
     Total other income (expense)                                                    1,849               (4,493)

                                                                              -----------------    -----------------
LOSS BEFORE INCOME TAXES                                                          (534,907)            (883,036)
   Income tax expense, net                                                          (4,550)              (9,826)
                                                                              -----------------    -----------------
NET LOSS                                                                          (539,457)            (892,862)
   Preferred stock dividend                                                             --             (805,623)
                                                                              -----------------    -----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $(539,457)         $(1,698,485)
                                                                              =================    =================
Net loss per common share
     - basic                                                                        $(.01)              $(0.03)
                                                                              =================    =================
     - diluted                                                                      $(.01)              $(0.03)
                                                                              =================    =================

Weighted average common shares outstanding
     - basic                                                                    65,198,592           58,646,166
                                                                              =================    =================
     - diluted                                                                  65,198,592           58,646,166
                                                                              =================    =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                         Additional                                    Total
                                             Common Stock                  Paid-in            Accumulated          Stockholders'
                                        Shares             Amount          Capital              Deficit               Equity
                                    ---------------    ------------    ----------------    ------------------     ----------------

Balance at June 1, 2006              65,198,592          $65,198        $46,148,493          $(43,047,535)            $3,166,156

   Net loss                                                                                      (539,457)              (539,457)
                                    ---------------    ------------    ----------------    ------------------     ----------------

Balance at August 31, 2006           65,198,592          $65,198        $46,148,493          $(43,586,992)            $2,626,699
                                    ===============    ============    ================    ==================     ================

The accompanying notes are an integral part of this consolidated condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Three months
                                                                                             ended August 31,
                                                                                   -------------------------------------
                                                                                        2006                 2005
                                                                                   ----------------     ----------------
Cash flows from operating activities
     Net loss                                                                           $(539,457)           $(892,862)
                                                                                   ----------------     ----------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                     94,313              108,301
         Provision for doubtful accounts                                                    1,681               70,575
         Reserve for excess and obsolete inventory                                             --               15,119
         Changes in operating assets and liabilities
              Accounts receivable                                                        (159,269)            (657,676)
              Inventories                                                                 308,059              292,258
              Other current assets                                                         23,486               36,949
              Other assets                                                                 (3,256)              (4,838)
              Accounts payable, accrued expenses and other current
                liabilities
              Other liabilities                                                          (148,599)              37,668
                                                                                   ----------------     ----------------
                                                                                           28,978             (473,956)
                                                                                   ----------------     ----------------
     Net cash used in operating activities                                               (510,479)          (1,366,818)
                                                                                   ----------------     ----------------
     Cash flows provided by investing activities
         Redemptions of certificates of deposit                                                --              763,286
                                                                                   ----------------     ----------------
     Net cash provided by investing activities                                                 --              763,286

                                                                                   ----------------     ----------------
     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                     (84,448)            (124,257)
         Payments of preferred stock dividends                                                 --               (4,946)
         Payments of preferred stock issue costs                                               --             (291,343)
         Proceeds from sale of convertible preferred stock                                     --            2,500,000
                                                                                   ----------------     ----------------
     Net cash provided by (used in) financing activities                                  (84,448)           2,079,454

                                                                                   ----------------     ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (594,927)           1,475,922
     Cash and cash equivalents - beginning of period                                    2,385,778              989,524
                                                                                   ----------------     ----------------
     Cash and cash equivalents - end of period                                         $1,790,851           $2,465,446
                                                                                   ================     ================
Non-cash investing and financing activities were as follows:
     Inventories  transferred to (from)  property and equipment,  attributable to
       operating leases, net                                                              $(3,009)            $(22,498)
     Issue of note for purchase of insurance policy                                      $192,120             $302,052
     Preferred stock dividends                                                             $--                $800,677
     Preferred stock issue costs                                                           $--                $250,127

Supplemental Disclosures
     Interest paid                                                                        $18,889              $23,509
     Income taxes paid                                                                     $2,825              $16,805

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006

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

     The Company has incurred large declines in revenue and significant operating losses during the last four fiscal years and its ability to continue operating as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on sufficiently reducing operating costs and halting the current trend of declining revenue. The Company's ability to halt the declines in revenue and restore its revenue base is largely dependent upon increasing the demand in the refractory angina market and operating in a more efficient manner. If the Company is not able to restore its revenue base and sufficiently reduce operating costs to generate an adequate cash inflow, or raise additional capital, it will not be able to continue as a going concern.

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

     Management believes that cash flow from operations together with current cash reserves will be sufficient to fund minimum projected capital requirements through at least May 2007, assuming the current revenue rate.

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

NOTE B - STOCK-BASED COMPENSATION

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

                        Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006


     Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition.

     Prior to first quarter of fiscal 2007 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                  Three months
                                                                                ended August 31,
                                                                     --------------------------------------
                                                                            2006                 2005
                                                                     -----------------    -----------------

Net loss attributable to common stockholders, as reported               $(539,457)         $(1,698,485)
     Deduct: Total stock-based employee compensation expense
       determined under fair value-based method for all awards
                                                                           --                 (212,294)
                                                                     -----------------    -----------------
Pro forma net loss                                                      $(539,457)         $(1,910,779)
                                                                     =================    =================
Loss per share:
    Basic and diluted - as reported                                        $(.01)              $(0.03)
                                                                     =================    =================
    Basic and diluted - pro forma                                          $(.01)              $(0.03)
                                                                     =================    =================


     The pro forma impact of options on the net income for the three months ended August 31, 2006 is not representative of the effects on net income for future periods, as future periods will include the effects of additional stock option grants which will be immediately expensed.

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

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

                       Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006


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

     In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, and as a result the Company expects that the adoption of SFAS No. 123(R) will not have an immediate material effect on its financial statements. However as new stock options are issued and with the adoption by the Company of SFAS No 123(R) the Company expects that this will have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

     During the three-month period ended August 31, 2006, the Company did not issue any share based compensation.

     During the three-month period ended August 31, 2006, options to purchase 133,567 shares of common stock at an exercise price of $0.88 - $3.88 were cancelled.

NOTE C - LOSS PER COMMON SHARE

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

                        Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006


     The following table sets forth the computation of basic and diluted loss per common share:

                                                                                  Three months
                                                                                  ended August 31,
                                                                     --------------------------------------
                                                                           2006                 2005
                                                                     -----------------    -----------------
Numerator:
   Basic and diluted net loss                                           $(539,457)           $(892,862)
     Deemed  dividend   related  to  beneficial   conversion                   --
     feature on Series D preferred stock                                                      (786,247)
     Series D preferred stock dividends                                        --              (19,376)
                                                                     -----------------    -----------------
  Net loss attributable to common stockholders                          $(539,457)         $(1,698,485)
                                                                     =================    =================
Denominator:
   Basic - weighted average common shares                              65,198,592           58,646,166
     Stock options                                                             --                   --
     Warrants                                                                  --                   --
                                                                     -----------------    -----------------
   Diluted - weighted average common shares                            65,198,592           58,646,166
                                                                     =================    =================

Basic and diluted loss per common share                                    $(.01)              $(0.03)

     Options, warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended August 31, 2006 and 2005, respectively, because the effect of their inclusion would be antidilutive.

                                                                              Three months ended
                                                                                 August 31,
                                                                     --------------------------------------
                                                                           2006                 2005
                                                                     -----------------    -----------------
  Options to purchase common stock                                     7,878,508            6,789,408
  Warrants to purchase common stock                                    2,454,538            2,454,538
  Convertible preferred stock                                                 --            5,159,959
                                                                     -----------------    -----------------
                                                                      10,333,046           14,403,905
                                                                     =================    =================

NOTE D - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                         August 31,           May 31,
                                                                           2006                2006
                                                                     -----------------    -----------------
   Raw materials                                                           $904,613            $863,952
   Work in process                                                        1,014,906           1,243,986
   Finished goods                                                           475,104             591,735
                                                                     -----------------    -----------------
                                                                         $2,394,623          $2,699,673
                                                                     =================    =================

     At August 31, 2006 and May 31, 2006, the Company has recorded reserves for excess and obsolete inventory of $677,166.

                        Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006


NOTE E - PROPERTY AND EQUIPMENT
         Property and equipment is summarized as follows:

                                                                    August 31, 2006      May 31, 2006
                                                                    ----------------    ---------------
Land                                                                 $   200,000         $   200,000
Building and improvements                                              1,383,976           1,383,976
Office, laboratory and other equipment                                 1,436,362           1,444,850
EECP systems  under  operating  leases or under loan
   for clinical trials                                                   867,522             874,071
Furniture and fixtures                                                   162,068             162,068
Leasehold improvements                                                   117,803             117,803
                                                                    ----------------    ---------------
                                                                       4,167,731           4,182,768
                                                                    ----------------    ---------------
Less: accumulated depreciation and amortization                       (2,683,979)         (2,613,180)
                                                                    ----------------    ---------------
                                                                      $1,483,752          $1,569,588
                                                                    ================    ===============

NOTE F - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $192,120. The note, which bears interest at 8.15%, is payable in ten monthly installments consisting of principal and interest, and expires in March 2007. The balance outstanding at August 31, 2006, of $154,729 is presented on the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

NOTE G - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                     August 31, 2006       May 31, 2006
                                                                     -----------------    ---------------
Facility loans (a)                                                       $897,417              $914,528
Term loans (b)                                                              6,024                35,970
                                                                     -----------------    ---------------
                                                                          903,441               950,498
Less: current portion                                                     (68,441)              (97,309)
                                                                     -----------------    ---------------
                                                                         $835,000              $853,189
                                                                     =================    ===============

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

                        Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006


NOTE H - DEFERRED REVENUES

     The changes in the Company's deferred revenues are as follows:

                                                                                Three months ended
                                                                                   August 31,
                                                                     --------------------------------------
                                                                           2006                 2005
                                                                     -----------------    -----------------
Deferred Revenue at the beginning of the period                        $2,322,588           $2,551,532
ADDITIONS
     Deferred extended service contracts                                  390,534              510,855
     Deferred in-service training                                          17,500               47,500
     Deferred warranty obligations                                         52,500              152,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts                                 (606,049)            (580,000)
     Deferred in-service training                                         (20,000)             (50,000)
     Deferred warranty obligations                                        (91,042)            (155,624)
                                                                     -----------------    -----------------
Deferred revenue at end of period                                       2,066,031            2,476,763
     Less: current portion                                             (1,492,179)          (1,517,893)
                                                                     -----------------    -----------------
Long-term deferred revenue at end of period                              $573,852             $958,870
                                                                     =================    =================

NOTE I - WARRANTY COSTS

     The changes in the Company's product warranty liability are as follows:

                                                                        Three months ended
                                                                            August 31,
                                                               -----------------------------------
                                                                    2006                2005
                                                               ---------------     ---------------

Warranty liability at the beginning of the period                   $32,000            $118,333
     Expense for new warranties issued                               21,000              12,000
     Warranty amortization                                          (23,000)            (35,333)
                                                               ---------------     ---------------
Warranty liability at end of period                                  30,000              95,000
     Less: current portion                                          (29,250)            (90,750)
                                                               ---------------     ---------------
Long-term warranty liability at end of period                          $750              $4,250
                                                               ===============     ===============

NOTE J - INCOME TAXES

     During the three-months ended August 31, 2006 and 2005, we recorded a provision for state income taxes of $4,550 and $9,826, respectively.

     As of August 31, 2006, the recorded deferred tax assets were $19,741,653, reflecting an increase of $182,195 during the first quarter of fiscal 2007, which was offset by the valuation allowance of the same amount.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. In February 2006, we concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and increased the valuation allowance to bring the net deferred tax asset carrying value to zero.

                        Vasomedical Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                August 31, 2006

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at August 31, 2006 is summarized as follows:


Twelve month period ended August 31,                                Amount
------------------------------------------------------     ----------------
     2007                                                         $260,000
     2008                                                          210,000
                                                           ----------------
Total                                                             $470,000
                                                           ================

Litigation

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

NOTE L - SUBSEQUENT EVENT

Change in Senior Management

     On September 20, 2006 Thomas W. Fry resigned as Chief Financial Officer of the Company and his employment agreement was terminated. Mr. Fry continues to act as a consultant to the company. Tricia Efstathiou was appointed Chief Financial Officer of the Company on September 20, 2006. Prior thereto, Ms. Efstathiou served as Controller of the Company since June 2000.

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports , including the ability of the Company to continue as a going concern. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. incorporated in Delaware in July 1987, develops, manufactures and markets EECP(R) therapy systems to deliver its proprietary form of enhanced external counterpulsation therapy. EECP(R) therapy is a noninvasive, outpatient therapy used in the treatment of ischemic cardiovascular diseases, currently used to manage chronic stable angina and heart failure. The therapy increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the inner lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals and physician private practices with EECP equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure . Medicare and other third-party payers currently reimburse for the treatment of angina or angina equivalent symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious comorbidities, such as heart failure, diabetes and/or peripheral vascular disease, etc. Patients with primary diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary indication for treatment with EECP therapy is angina or angina equivalent symptoms.

     We recently sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP therapy in the most prevalent types of heart failure patients. This trial, known as PEECH (Prospective Evaluation of EECP in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP therapy in the treatment of mild-to- moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. The PEECH trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a prespecified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak oxygen consumption were not statistically significant in the overall study population, though a trend favoring EECP therapy was present in early follow-up. Patients in the trial who had an ischemic etiology, i.e. pre-existing coronary artery disease, demonstrated a greater response to EECP therapy than those who had an idiopathic (non-ischemic) etiology. Subsequent analyses of the subgroup of patients in the trial age 65 and over has been performed and a manuscript reporting those results has been accepted for publication.

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The preliminary results of the PEECH trial were presented at the American College of Cardiology scientific sessions in March 2005, and the initial peer-reviewed report of the results of the trial were published in the Journal of the American College of Cardiology initially on-line on August 25, 2006 and subsequently in print on September 19, 2006. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expansion of reimbursement coverage of EECP therapy to include patients with New York Heart Association (NYHA) Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%, i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication, as well as patients with Canadian Cardiovascular Society Classification (CCSC) II, i.e. chronic, stable mild angina.

     On June 23, 2005, CMS also received a request from a competing manufacturer of external counterpulsation therapy equipment, to reconsider the reimbursement coverage policy. They requested expansion of coverage to include 1) treatment of congestive heart failure, to include NYHA Class II, III with a left ventricular ejection fraction (LVEF) less than or equal to 40%, and acute heart failure; 2) treatment of stable angina to include CCSC II angina; 3) treatment of acute myocardial infarction; 4) treatment of cardiogenic shock. On September 15, 2005, they amended their request to include NYHA Class IV heart failure.

     On March 20, 2006, the Centers for Medicare and Medicaid Services (CMS) issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:

     *    Canadian Cardiovascular Society Classification (CCSC) II angina
     *    Heart Failure
          - New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%
          - New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 40%
          -    New York Heart Association Class IV heart failure
          -    Acute heart failure
     *    Cardiogenic shock
     *    Acute myocardial infarction."

     They reiterated in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect."

     We will continue to educate the marketplace that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     In-service and training generally occurs within three weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed. The amount related to in-service and training is recognized as revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized as service revenue ratably over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred .

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

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Revenues from the sale of EECP systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty services when the equipment sale is recognized.

     We have also entered into lease agreements for our EECP systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at August 31, 2006.

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

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $78,000 less in fixed production overhead into inventory.

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

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Equipment sold to international customers through our distributor network is generally covered by a one year warranty period. For these customers we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

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

     Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset we recorded relates primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflects the expected utilization of such net operating losses in next twelve months. Such allocation is based on our internal financial forecast and may be subject to revision based upon actual results.

Stock-based Employee Compensation

     In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. The Company has five stock-based employee compensation plans.

     Prior to first quarter of fiscal 2007 the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     The Company has five stock-based employee compensation plans.

     In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, and as a result the Company expects that the adoption of SFAS No. 123(R) will not have an immediate material effect on its financial statements, however as new stock options are issued the Company has adopted SFAS No 123(R) and this will have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

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

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123
(R).

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions", an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have an effect on future financial statements.

     In December 2004, the FASB issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

     Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

     In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

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

     FASB Staff Position (FSP) FAS 13-1 - Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005, and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Posted on April 13, 2006. An enterprise shall apply the guidance in this FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under Interpretation 46(R) when a reconsideration event has occurred pursuant to paragraph 7 of Interpretation 46(R) beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of Interpretation 46(R) is permitted but not required. Retrospective application,

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

     FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (FIN 47) was issued in March 2005. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements. FASB Staff Position (FSP) No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, was posted in March 27, 2006 and is effective for fiscal years beginning after June 15, 2006. It provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, and FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect that (FSP) No. FTB 85-4-1 will have any effect on future financial statements.

Results of Operations

Three Months Ended August 31, 2006 and 2005

     Net revenue from sales, leases and service of our EECP systems for the three-month periods ended August 31, 2006 and 2005, was $2,081,856 and $3,536,371, respectively, which represented a decline of $1,454,515 or 41%. We reported a net loss of $539,457 compared to $892,862 for the three-month periods ended August 31, 2006 and 2005, respectively. Our net loss per common share was $.01 for the three-month period ended August 31, 2006 compared to a net loss of $0.03 per share for the three-month period August 31, 2005.

Revenues

     Revenue from equipment sales declined approximately 56% to $1,073,216 for the three-month period ended August 31, 2006 as compared to $2,456,909 for the same period for the prior year. The decline in equipment sales is due primarily to a 46% decline in the number of equipment shipments and a 16% decrease in average sales prices. A higher mix of used equipment verses both newer model equipment and new equipment was the primary cause of the decrease in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased competition from surgical procedures, mainly the use of drug-eluting stents. We anticipate that demand for EECP systems will remain soft until there is greater clinical acceptance for the use of EECP therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, which reduced the average selling price in that period. The average price of new systems sales declined approximately 3% in the first quarter of fiscal 2007 compared to the same period in the prior year. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

territories. Our revenue from the sale of EECP systems to international distributors in the first quarter of fiscal 2007 increased approximately 34% to $418,350 compared $313,334 in same period of the prior year reflecting increased volume.

     The above decline in revenue was also partially due to a 7% decrease in revenue from equipment rental and services for the three-month period ended August 31, 2006, from the same three-month period in the prior year. Revenue from equipment rental and services represented 48 % of total revenue in the first quarter of fiscal 2007 compared to 31% in the first quarter of fiscal 2006. The decrease in the absolute amounts and the increase in the percentage of total revenue resulted primarily from a less than a 1% change in service related revenue, offset by a 71% decline in rental revenue. The decline was due to a decrease in the rental install base from the prior period ended August 31, 2005.

Gross Profit

     The gross profit declined to $1,117,246 or 54% of revenues for the three-month period ended August 31, 2006, compared to $2,113,187 or 60% of revenues for the three-month period ended August 31, 2005. Gross profit margin as a percentage of revenue for the three-month period ended August 31, 2006, decreased compared to the same year of the prior fiscal mainly due to the higher production units costs associated with reduced production volumes in the last two fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the first quarter of fiscal 2007. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended August 31, 2006 and 2005, were $1,323,826 or 64% of revenues and $2,409,149 or 68% of revenues, respectively reflecting a decrease of $1,085,323 or approximately 45%. The decrease in SG&A expenditures in the first quarter of fiscal 2007 compared to fiscal 2006 resulted primarily from decreased sales and marketing expenditures reflecting lower sales and marketing personnel and travel, plus reduced market research and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $328,495 or 16% of revenues for the three months ended August 31, 2006, decreased by $183,511 or 36%, from the prior three months ended August 31 2005, of $512,006 or 14% of revenues. The decrease is primarily attributable to lower new product development spending and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the three-month period ended August 31, 2006, the Company charged $1,681 to its provision for doubtful accounts as compared to $70,575 during the three-month period ended August 31, 2005. The decrease in the provision is a direct result of the first quarter of fiscal 2007 decrease in accounts receivable and sales from the corresponding quarter ended August 31, 2005.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $18,889 in the three-month period ended August 31, 2006, from $23,509 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system.

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Other Income, Net

     Interest and other income for the first quarter of 2007 and 2006, were $20,738 and $19,016, respectively.

Income Tax Expense, Net

     During the three-months ended August 31, 2006 and 2005, we recorded a provision for state income taxes of $4,550 and $9,826, respectively.

     As of August 31, 2006, the recorded deferred tax assets were $19,741,653, reflecting an increase of $182,195 during fiscal 2007, which was offset by the valuation allowance of the same amount.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. In February 2006, we concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and increased the valuation allowance to bring the net deferred tax asset carrying value to zero.

Liquidity and Capital Resources

     We have financed our operations in fiscal 2007 and fiscal 2006 from working capital and in fiscal 2006 from the issuance of preferred stock. At August 31, 2006, we had cash, cash equivalents, and certificates of deposit balance of $1,790,851 and working capital of $2,255,109 as compared to cash, cash equivalents, and certificates of deposit balance of $2,385,778 and working capital of $2,867,288 at May 31, 2006. Our cash, cash equivalents, and certificates of deposit balances decreased $594,927 in fiscal year 2007 primarily due to cash used in operating activities of $510,479 and $84,448 in cash used in financing activities.

     The decrease in cash used in operating activities during the first quarter of fiscal year 2007 resulted primarily from the net loss of $539,457 plus adjustments to reconcile net loss to net cash provided by operating activities of $28,979. Changes in our operating assets and liabilities were $65,335. The changes in the asset components primarily reflect an increase in accounts receivable of $159,269 offset by lower inventory of $308,059 and other current assets of $23,486. The changes in our operating liability components reflect a decrease in accounts payable and accrued liabilities of $87,437 and a decrease in other liabilities of $148,599. Non-cash adjustments for depreciation, amortization, allowance for doubtful accounts and allowance for inventory write-offs of $95,994 partially offset the above. Net accounts receivable were 48% of quarterly revenues for the three-month period ended August 31, 2006, compared to 70% at the end of the three-month period ended August 31, 2005, and accounts receivable turnover increased to 7.0 times as of August 31, 2006, as compared to 4.0 times as of August 31, 2005.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first quarter of fiscal 2007 and 2006, less than 1% of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP program. As we are creating a new market for the EECP therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

                       Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     There were no investing activities during the three-month period ended August 31, 2006.

     Our financing activities used cash of $84,448 during the three-month period ended August 31, 2006, reflecting payments on our outstanding notes and loans.

     We believe that our projected cash flow from operations together with our current cash reserves and working capital will be sufficient to fund our business plan and projected capital requirements through at least May 2007, assuming current revenue rate, however, we have incurred significant losses during the last four fiscal years and our long-term ability to maintain current operations is dependent upon achieving profitable operations or through additional debt or equity financing. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding, if available, may result in dilution to current shareholders.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2006.


                                                                       Due as of        Due as of
                                                       Due as of      8/31/08 and      8/31/10 and         Due
                                        Total           8/31/07         8/31/09          8/31/11        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                          $903,441          $68,441        $138,595        $155,705         $540,700
Notes Payable                            154,729          154,729              --              --               --
Operating Leases                           3,560            3,560              --              --               --
Employment Agreements                    470,000          260,000         210,000              --               --
                                 -----------------------------------------------------------------------------------
Total Contractual Cash                $1,531,730        $ 486,730        $348,595        $155,705         $540,700
    Obligations
                                 ===================================================================================

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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended August 31, 2006 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                               Vasomedical, Inc.

                          PART II - OTHER INFORMATION

ITEM 1 -LEGAL PROCEEDINGS:

        None

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

        None

ITEM 3 -DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5 -OTHER INFORMATION:

        None

ITEM 6 -EXHIBITS

Exhibits

     31   Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       Vasomedical, Inc. and Subsidiaries



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VASOMEDICAL, INC.

                                        By:  /s/ Thomas Glover
                                            ---------------------------------
                                             Thomas Glover
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)

                                             /s/ Tricia Efstathiou
                                            ----------------------------------
                                             Tricia Efstathiou
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Date:  October 16, 2006