Form 10-Q
period 2006-11-30
VASOMEDICAL INC
filed 2007-01-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2006

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

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]    No  [X]
                                              ----        --

     Number of Shares  Outstanding of Common Stock,  $.001 Par Value,
at January 16, 2007     65,198,592

Vasomedical, Inc. and Subsidiaries



                                      INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           November 30, 2006 and May 31, 2006                                    3

                  Consolidated Condensed Statements of Operations for the
                           Six and Three Months Ended November 30, 2006 and 2005                 4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2006 to November 30, 2006          5

                  Consolidated Condensed Statements of Cash Flows for the
                           Six Months Ended November 30, 2006 and 2005                           6


                  Notes to Consolidated Condensed Financial Statements                           7

         Item 2 - Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                     13

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    28

         Item 4 - Controls and Procedures                                                       28

PART II - OTHER INFORMATION                                                                     29

ITEM 1.  FINANCIAL STATEMENTS
                       Vasomedical, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        November 30,            May 31,
                                                                                           2006                  2006
                                                                                      ----------------      ----------------
                                     ASSETS                                             (Unaudited)          (Derived from
                                                                                                                audited
                                                                                                               financial
                                                                                                              statements)
CURRENT ASSETS
     Cash and cash equivalents                                                            $1,441,816            $2,385,778
     Accounts receivable, net of an allowance for doubtful accounts of $364,809
       at November 30, 2006, and $410,691 at May 31, 2006                                    806,771               843,282
     Inventories, net                                                                      2,332,502             2,699,673
     Other current assets                                                                    266,377               108,049
                                                                                      ----------------      ----------------
         Total current assets                                                              4,847,466             6,036,782

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,708,201 at
   November 30, 2006, and $2,613,180 at May 31, 2006                                       1,407,151             1,569,588

OTHER ASSETS                                                                                 291,967               305,670
                                                                                      ----------------      ----------------
                                                                                          $6,546,584            $7,912,040
                                                                                      ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                  $766,838              $938,095
     Current maturities of long-term debt and notes payable                                  161,200                97,309
     Sales tax payable                                                                       142,378               172,646
     Deferred revenue                                                                      1,500,038             1,600,887
     Accrued director and executive compensation                                              85,250               175,000
     Accrued warranty and customer support expenses                                           26,500                30,500
     Accrued professional fees                                                                70,571                61,875
     Accrued commissions                                                                     162,391                93,182
                                                                                      ----------------      ----------------
         Total current liabilities                                                         2,915,166             3,169,494

LONG-TERM DEBT                                                                               818,704               853,189

ACCRUED WARRANTY COSTS                                                                             -                 1,500

DEFERRED REVENUE                                                                             551,160               721,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; 110,000,000 shares authorized; 65,198,592
       shares at November 30, 2006, and May 31, 2006, issued and outstanding                  65,198                65,198
     Additional paid-in capital                                                           46,152,283            46,148,493
     Accumulated deficit                                                                 (43,955,927)          (43,047,535)
                                                                                      ----------------      ----------------
         Total stockholders' equity                                                        2,261,554             3,166,156
                                                                                      ----------------      ----------------
                                                                                          $6,546,584            $7,912,040
                                                                                      ================      ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended                       Three Months Ended
                                                            November 30,                            November 30,
                                                 -----------------------------------     -----------------------------------
                                                      2006                2005                2006                2005
                                                 ---------------    ----------------     ---------------    ----------------
Revenues
   Equipment sales                                  $1,648,148         $4,191,318             $574,932         $1,734,409
   Equipment rentals and services                    1,956,931          2,025,237              948,291            945,775
                                                 ---------------    ----------------     ---------------    ----------------
     Total revenues                                  3,605,079          6,216,555            1,523,223          2,680,184

Cost of Sales and Services
   Cost of sales, equipment                            908,829          1,857,405              299,487            825,148
   Cost of equipment rentals and services              772,389            663,608              417,121            272,681
                                                 ---------------    ----------------     ---------------    ----------------
     Total cost of sales and services                1,681,218          2,521,013              716,608          1,097,829
                                                 ---------------    ----------------     ---------------    ----------------
Gross Profit                                         1,923,861          3,695,542              806,615          1,582,355

Operating Expenses
   Selling, general and administrative               2,357,164          4,917,773            1,033,338          2,508,624
   Research and development                            469,285          1,115,702              140,790            603,696
   Provision for doubtful accounts                      (4,001)            70,575               (5,682)                --
                                                 ---------------    ----------------     ---------------    ----------------
     Total operating expenses                        2,822,448          6,104,050            1,168,446          3,112,320
                                                 ---------------    ----------------     ---------------    ----------------
LOSS FROM OPERATIONS                                  (898,587)        (2,408,508)            (361,831)        (1,529,965)

Other Income (Expense)
   Interest and financing costs                        (37,329)           (44,953)             (18,440)           (21,444)
   Interest and other income, net                       35,824             40,790               15,086             21,774
                                                 ---------------    ----------------     ---------------    ----------------
     Total other income (expense)                       (1,505)            (4,163)              (3,354)               330
                                                 ---------------    ----------------     ---------------    ----------------
LOSS BEFORE INCOME TAXES                              (900,092)        (2,412,671)            (365,185)        (1,529,635)
   Income tax expense, net                              (8,300)        (7,112,826)              (3,750)        (7,103,000)
                                                 ---------------    ----------------     ---------------    ----------------
NET LOSS                                              (908,392)        (9,525,497)            (368,935)        (8,632,635)
   Preferred Stock Dividend                                 --           (854,536)                  --            (48,913)
                                                 ---------------    ----------------     ---------------    ----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $(908,392)      $(10,380,033)           $(368,935)       $(8,681,548)
                                                 ===============    ================     ===============    ================
Net loss per common share
     - basic                                            $(0.01)            $(0.18)              $(0.00)            $(0.15)
                                                 ===============    ================     ===============    ================
     - diluted                                          $(0.01)            $(0.18)              $(0.00)            $(0.15)
                                                 ===============    ================     ===============    ================
Weighted average common shares
  outstanding
     - basic                                        65,198,592         59,031,491           65,198,592         59,421,050
                                                 ===============    ================     ===============    ================
     - diluted                                      65,198,592         59,031,491           65,198,592         59,421,050
                                                 ===============    ================     ===============    ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Additional                                    Total
                                                Common Stock                  Paid-in            Accumulated          Stockholders'
                                           Shares             Amount          Capital              Deficit               Equity
                                       ---------------    ------------    ----------------    ------------------     ---------------
Balance at June 1, 2006                 65,198,592          $65,198        $46,148,493          $(43,047,535)            $3,166,156
   Stock options granted for services           --               --              3,790                    --                  3,790
   Net loss                                     --               --                 --              (908,392)              (908,392)
                                       ---------------    ------------    ----------------    ------------------     ---------------
Balance at November 30, 2006            65,198,592          $65,198        $46,152,283          $(43,955,927)            $2,261,554
                                       ===============    ============    ================    ==================     ===============

The accompanying notes are an integral part of this consolidated condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six months ended
                                                                                                   November 30,
                                                                                 -----------------------------------------------
                                                                                         2006                       2005
                                                                                 ----------------------       ------------------
Cash flows from operating activities
     Net loss                                                                         $(908,392)                 $(9,525,497)
                                                                                 ----------------------       ------------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                  194,021                      307,379
         Provision for doubtful accounts                                                 (4,001)                      70,575
         Reserve for excess and obsolete inventory                                           --                      (82,765)
         Deferred income taxes                                                               --                    7,093,000
         Common stock issued for services                                                    --                      101,250
         Stock options granted for services                                               3,790                           --
         Changes in operating assets and liabilities
              Accounts receivable                                                        40,512                     (246,611)
              Inventories                                                               358,654                      549,675
              Other current assets                                                       33,792                      155,274
              Other assets                                                               (9,364)                     (16,583)
              Accounts payable, accrued expenses and other current
                liabilities                                                            (318,219)                      25,843
              Other liabilities                                                        (172,041)                    (114,253)
                                                                                 ----------------------       ------------------
                                                                                        127,144                    7,842,784
                                                                                 ----------------------       ------------------
     Net cash used in operating activities                                             (781,248)                  (1,682,713)
                                                                                 ----------------------       ------------------

     Cash flows provided by investing activities
         Redemptions of certificates of deposit                                              --                    1,464,757
                                                                                 ----------------------       ------------------
     Net cash provided by investing activities                                               --                    1,464,757
                                                                                 ----------------------       ------------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                  (162,714)                    (250,579)
         Payments of preferred stock dividends                                               --                      (51,206)
         Payments of preferred stock issue costs                                             --                     (314,383)
         Proceeds from sale of convertible preferred stock                                   --                    2,500,000
                                                                                 ----------------------       ------------------
     Net cash provided by (used in) financing activities                               (162,714)                   1,883,832
                                                                                 ----------------------       ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (943,962)                   1,665,876
     Cash and cash equivalents - beginning of period                                  2,385,778                      989,524
                                                                                 ----------------------       ------------------
     Cash and cash equivalents - end of period                                       $1,441,816                   $2,655,400
                                                                                 ======================       ==================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable to
       operating leases, net                                                             $8,517                     $(55,938)
     Issue of note for purchase of insurance policy                                    $192,120                     $302,052
     Preferred stock dividends                                                           $--                        $803,330
     Preferred stock issue costs                                                         $--                        $227,087

Supplemental Disclosures
     Interest paid                                                                      $37,329                      $44,953
     Income taxes paid                                                                   $6,534                      $22,086

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006



NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

     The Company was incorporated in Delaware in July 1987. During fiscal 1996, the Company commenced the commercialization of its EECP(R) external counterpulsation system ("EECP(R)"), a microprocessor-based medical device for the noninvasive, outpatient treatment of patients with cardiovascular disease. EECP(R) is marketed worldwide to hospitals and physician private practices. To date, the Company's revenues have been generated primarily from customers in the United States.

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

     The Company may seek to raise capital through public or private equity or debt financings or by other means. If the Company is unable to raise additional funds when needed, it may need to further scale back operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require the Company to license or relinquish rights to technologies or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006

     Prior to first quarter of fiscal 2007 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     The following table illustrates the proforma effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, for the six and three months ended November 30, 2005.

                                        --------------------    ---------------------
                                          Six Months Ended        Three Months Ended
                                          November 30, 2005       November 30, 2005
                                        --------------------    ---------------------
Net  loss   attributable   to   common
stockholders, as reported                   $(10,380,033)           $(8,681,548)
     Deduct: Total stock-based
       employee compensation expense
       determined under fair
       value-based method for all
       awards                                   (433,742)              (221,448)
                                        --------------------    ---------------------
Pro forma net loss                          $(10,813,775)           $(8,902,996)
                                        ====================    =====================

Loss per share:
    Basic and diluted - as reported             $(0.18)                 $(0.15)
                                        ====================    =====================
    Basic and diluted - pro forma               $(0.18)                 $(0.15)
                                        ====================    =====================

     During the six-month period ended November 30, 2006, the Board of Directors granted non-qualified stock options under the 1997 Stock Option/Stock Issuance Plan to one director to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 1999 Stock Option/Stock Issuance Plan to three directors to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to one officer to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $.11 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over a two year period, and expire ten years from the date of grant.

     Stock-based compensation expense recognized under SFAS 123 (R) for the six months ended November 30, 2006 was $3,790 which comprised the fair value of the stock options discussed above.

     For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changesin the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006


     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the six months ended November 30, 2006:

                Expected life (years)                             5
                Expected volatility                          114.09%
                Risk-free interest rate                        4.76%
                Expected dividend yield                        0.00%

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

     During the six-month period ended November 30, 2006, options to purchase 1,219,026 shares of common stock at an exercise price of $.22 - $3.875 were cancelled.

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

The following table sets forth the computation of basic and diluted loss per common share:

                                                           Six Months Ended                   Three Months Ended
                                                             November 30,                        November 30,
                                                  ----------------------------------    -------------------------------
                                                       2006               2005               2006             2005
                                                  ---------------    ---------------    --------------    -------------
Numerator:
   Net loss                                           $(908,392)       $(9,525,497)        $(368,935)      $(8,632,635)
     Deemed  dividend  related  to  beneficial
     conversion  feature on Series D preferred
     stock                                                   --           (786,247)               --                --
     Series D preferred stock dividends                      --            (68,289)               --           (48,913)
                                                  ---------------    ---------------    --------------    -------------
   Net loss attributable to common
   stockholders - basic and diluted                   $(908,392)      $(10,380,033)        $(368,935)      $(8,681,548)
                                                  ===============    ===============    ==============    =============
Denominator:
   Basic - weighted average common shares            65,198,592         59,031,491        65,198,592        59,421,050
     Stock options                                           --                 --                --                --
     Warrants                                                --                 --                --                --
     Convertible preferred stock                             --                 --                --                --
                                                  ---------------    ---------------    --------------    -------------
   Diluted - weighted average common shares
                                                     65,198,592         59,031,491        65,198,592        59,421,050
                                                  ===============    ===============    ==============    =============

Basic and diluted loss per common share                $(0.01)            $(0.18)            $(0.00)           $(0.15)
                                                  ===============    ===============    ==============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006


     Options, warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended November 30, 2006 and 2005, respectively, because the effect of their inclusion would be antidilutive.

                                                                            Six and three months ended
                                                                                   November 30,
                                                                      --------------------------------------
                                                                            2006                 2005
                                                                      ----------------     -----------------
  Options to purchase common stock                                         7,593,049          7,372,179
  Warrants to purchase common stock                                        2,254,538          2,454,538
  Convertible preferred stock                                                     --          5,125,000
                                                                      ----------------     -----------------
                                                                           9,847,587         14,951,717
                                                                      ================     =================

NOTE D - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                        November 30,           May 31,
                                                                            2006                2006
                                                                     -----------------    -----------------
   Raw materials                                                           $720,063            $863,952
   Work in process                                                        1,017,413           1,243,986
   Finished goods                                                           595,026             591,735
                                                                     -----------------    -----------------
                                                                         $2,332,502          $2,699,673
                                                                     =================    =================

     At November 30, 2006 and May 31, 2006, the Company has recorded reserves for excess and obsolete inventory of $677,166.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                      November 30,          May 31,
                                                                          2006               2006
                                                                    ----------------    ---------------
Land                                                                 $   200,000         $   200,000
Building and improvements                                              1,383,976           1,383,976
Office, laboratory and other equipment                                 1,436,362           1,444,850
EECP(R) systems under  operating  leases or under loan
   for clinical trials                                                   815,143             874,071
Furniture and fixtures                                                   162,068             162,068
Leasehold improvements                                                   117,803             117,803
                                                                    ----------------    ---------------
                                                                       4,115,352           4,182,768
Less: accumulated depreciation and amortization                       (2,708,201)         (2,613,180)
                                                                    ----------------    ---------------
                                                                      $1,407,151          $1,569,588
                                                                    ================    ===============

NOTE F - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $192,120. The note, which bears interest at 8.15%, is payable in ten monthly installments consisting of principal and interest, and expires in April 2007. The balance outstanding at November 30, 2006, of $97,685 is presented on the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006


NOTE G - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                   November 30,           May 31,
                                       2006                2006
                                 -----------------    ---------------
Facility loans (a)                  $  882,219        $     914,528
Term loans (b)                               -               35,970
                                -----------------    ---------------
                                       882,219              950,498
Less: current portion                  (63,515)             (97,309)
                                -----------------    ---------------
                                    $  818,704        $     853,189
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

     (b) In fiscal years 2003 and 2004, the Company financed the cost and implementation of a management information system and secured several notes, aggregating approximately $305,219. The notes, which bear interest at rates ranging from 7.5% through 12.5%, were payable in monthly installments consisting of principal and interest payments over four-year terms, and expired at various times between August and October 2006. As of November 30, 2006 the loans have been paid in full.

NOTE H - DEFERRED REVENUES

     The changes in the Company's deferred revenues are as follows:

                                                           Six Months Ended                   Three Months Ended
                                                             November 30,                        November 30,
                                                    ------------------------------       ------------------------------
                                                        2006             2005                2006             2005
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,322,588       $2,551,532          $2,066,031       $2,476,763
ADDITIONS
     Deferred extended service contracts               1,049,461        1,177,310             658,927          666,455
     Deferred in-service and training                     25,000           85,000               7,500           37,500
     Deferred service arrangements                        75,000          265,000              22,500          112,500
RECOGNIZED AS REVENUE
     Deferred extended service contracts              (1,241,476)      (1,143,855)           (635,427)        (563,855)
     Deferred in-service and training                    (25,000)         (85,000)             (5,000)         (35,000)
     Deferred service arrangements                      (154,375)        (288,957)            (63,333)        (133,333)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      2,051,198        2,561,030           2,051,198        2,561,030
     Less: current portion                            (1,500,038)      (1,718,581)         (1,500,038)      (1,718,581)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $551,160         $842,449            $551,160         $842,449
                                                    =============    =============       =============    =============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2006


NOTE I - WARRANTY COSTS

         The changes in the Company's product warranty liability are as follows:

                                                          Six Months Ended                   Three Months Ended
                                                            November 30,                         November 30,
                                                   -------------------------------      ------------------------------
                                                       2006              2005               2006             2005
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the              $32,000          $118,333            $30,000          $95,000
   period
     Expense for new warranties issued                   30,000            15,000              9,000            3,000
     Warranty amortization                              (35,500)          (68,333)           (12,500)         (33,000)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                      26,500            65,000             26,500           65,000
     Less: current portion                              (26,500)          (62,000)           (26,500)         (62,000)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period           $    --            $3,000            $    --           $3,000
                                                   =============     =============      =============    =============

NOTE J - INCOME TAXES

     During the six-months ended November 30, 2006 and 2005, we recorded a provision for state income taxes of $8,300 and $20,000, respectively.

     As of November 30, 2006, the recorded deferred tax assets were $19,865,489, reflecting an increase of $306,031 during the six months ended November 30, 2006, which was offset by the valuation allowance of the same amount.

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


NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreements
         The approximate aggregate minimum compensation obligation under active employment agreements at November 30, 2006 is summarized as follows:

Twelve months ended November 30,                                    Amount
------------------------------------------------------     ----------------
     2007                                                         $260,000
     2008                                                          210,167
                                                           ----------------
Total                                                             $470,167
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

General Overview

     Vasomedical, Inc. incorporated in Delaware in July 1987, develops, manufactures and markets EECP(R) therapy systems to deliver its proprietary form of enhanced external counterpulsation therapy. EECP(R) therapy is a noninvasive, outpatient therapy used in the treatment of ischemic cardiovascular diseases, currently used to manage chronic stable angina and heart failure. The therapy increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the inner lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina or angina equivalent symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease, etc. Patients with primary diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms.

     We recently sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. Results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC) on August 25, 2006, and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology. The PEECH trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a prespecified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP(R) therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak oxygen consumption were not statistically significant in the overall study

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



population, though a trend favoring EECP(R) therapy was present in early follow-up. Patients in the trial who had an ischemic etiology, i.e. pre-existing coronary artery disease, demonstrated a greater response to EECP(R) therapy than those who had an idiopathic (non-ischemic) etiology.

     Very recently, a second report of results from the PEECH trial was published in the November-December 2006 issue of the journal Congestive Heart Failure, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded prespecified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

     The preliminary results of the PEECH trial were presented at the American College of Cardiology scientific sessions in March 2005. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expansion of reimbursement coverage of EECP(R) therapy to include patients with New York Heart Association (NYHA) Class II/III stable heart failure symptoms with an ejection fraction of <, or = 35%, i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication, as well as patients with Canadian Cardiovascular Society Classification (CCSC) II, i.e. chronic, stable mild angina.

     On June 23, 2005, CMS also received a request from a competing manufacturer of external counterpulsation therapy equipment, to reconsider the reimbursement coverage policy. They requested expansion of coverage to include 1) treatment of congestive heart failure, to include NYHA Class II, III with a left ventricular ejection fraction (LVEF) <, or = 40%, and acute heart failure; 2) treatment of stable angina to include CCSC II angina; 3) treatment of acute myocardial infarction; 4) treatment of cardiogenic shock. On September 15, 2005, they amended their request to include NYHA Class IV heart failure.

     On March 20, 2006, the Centers for Medicare and Medicaid Services (CMS) issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:

     o    Canadian Cardiovascular Society Classification (CCSC) II angina
     o    Heart Failure
          - New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of <, or = 35%
          - New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of <, or = 40%
          -    New York Heart Association Class IV heart failure
          -    Acute heart failure
     o    Cardiogenic shock
     o    Acute myocardial infarction."

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of <, or = 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination
(NCD) manual will remain in effect."

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R)therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we recognize revenue from the sale of our EECP(R) systems in the period in which we deliver the system to the customer. Revenue from the sale of our EECP(R) systems to international markets is recognized upon shipment, during the period in which we deliver the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers. Returns are accepted prior to the in-service and training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems. In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectibility is uncertain.

     In most cases, revenue from domestic EECP(R) system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP(R) systems includes a combination of three elements that qualify as separate units of accounting:

     i.   EECP(R) equipment sale,
     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and
     iii. a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, preventative maintenance, software upgrades, technical phone support and preferred response times.

     Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the EECP(R) system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



     i. EECP(R) equipment sales, when delivery and acceptance occurs based on delivery and acceptance documentation received from independent shipping companies or customers,
     ii. in-service and training, following documented completion of the training, and
     iii. the service arrangement, ratably over the service period, which is generally one year.

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

     We also recognize revenue generated from servicing EECP(R) systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP(R) system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     Revenues from the sale of EECP(R) systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

     We have also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at November 30, 2006.

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

Inventories, net

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R)

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $89,000 less in fixed production overhead into inventory.

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

     Prior to second quarter of fiscal 2007 the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

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

     FASB Staff Position (FSP) FAS 13-1--Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005, and becomes effective for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

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

     FASB Staff Position (FSP) No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Posted on April 13, 2006. An enterprise shall apply the guidance in this FSP prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under Interpretation 46(R) when a reconsideration event has occurred pursuant to paragraph 7 of Interpretation 46(R) beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of Interpretation 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

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

Results of Operations

Three Months Ended November 30, 2006 and 2005

     Net revenue from sales, leases and service of our EECP(R) systems for the three-month periods ended November 30, 2006 and 2005, was 1,523,223 and $2,680,184, respectively, which represented a decline of $1,156,961 or 43%. We reported a net loss of $368,935 compared to $8,632,635 for the three-month periods ended November 30, 2006 and 2005, respectively. Our net loss per common share was $0.00 for the three-month period ended November 30, 2006 compared to a net loss of $0.15 per share for the three-month period November 30, 2005. The decrease in the net loss per share is due primarily to a $7,103,000 income tax expense valuation reserve recorded in November 30, 2005 for the remaining value of the deferred tax asset.

Revenues

     Revenue from equipment sales declined approximately 67% to $574,932 for the three-month period ended November 30, 2006 as compared to $1,734,409 for the same period for the prior year. The decline in equipment sales is due primarily

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



to a 59% decline in the number of equipment shipments and a 68% decrease in average sales prices. A higher mix of used equipment versus both newer model equipment and new equipment was the primary cause of the decrease in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft until there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, which reduced the average selling price in that period. The average price of new systems sales declined approximately 67% in the second quarter of fiscal 2007 compared to the same period in the prior year. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories. Our revenue from the sale of EECP(R) systems to international distributors in the second quarter of fiscal 2007 increased approximately 255% to $230,000 compared to $90,000 in same period of the prior year reflecting increased volume.

     The above decline in revenue was also partially offset by a less than 1% increase in revenue from equipment rental and services for the three-month period ended November 30, 2006, from the same three-month period in the prior year. Revenue from equipment rental and services represented 62% of total revenue in the second quarter of fiscal 2007 compared to 56% in the second quarter of fiscal 2006. The increase in the absolute amounts and the increase in the percentage of total revenue resulted primarily from a 1% change in service related revenue, offset by a 64% decline in rental revenue. The decline was due to a decrease in the rental install base from the prior period ended November 30, 2005.

Gross Profit

     The gross profit declined to $806,615 or 53% of revenues for the three-month period ended November 30, 2006, compared to $1,582,355 or 59% of revenues for the three-month period ended November 30, 2005. Gross profit margin as a percentage of revenue for the three-month period ended November 30, 2006, decreased compared to the same period of the prior fiscal year mainly due to the higher fixed production unit costs associated with reduced production in the last two fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the second quarter of fiscal 2007. The decline in gross profit when compared to the prior year in absolute dollars is principally due to the lower sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended November 30, 2006 and 2005, were $1,033,338 or 68% of revenues and $2,508,624 or 94% of revenues, respectively reflecting a decrease of $1,475,286 or approximately 59%. The decrease in SG&A expenditures in the second quarter of

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



fiscal 2007 compared to fiscal 2006 resulted primarily from decreased sales and marketing expenditures reflecting lower sales and marketing personnel and travel, plus reduced market research and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $140,790 or 9% of revenues for the three months ended November 30, 2006, decreased by $462,906 or 77%, from $603,696 or 23% of revenues for the three months ended November 30 2005. The decrease is primarily attributable to lower new product development spending and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the three-month period ended November 30, 2006, the Company reversed $5,682 from its provision for doubtful accounts as compared to not recording a charge during the three-month period ended November 30, 2005. The decrease in the provision is a direct result of the second quarter of fiscal 2007 decrease in accounts receivable and sales from the corresponding quarter ended November 30, 2005.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $18,440 in the three-month period ended November 30, 2006, from $21,444 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system. As of November 30, 2006 the loans related to the cost and implementation of the management information system have been paid in full.

Interest and Other Income, Net

     Interest and other income for the three months ended November 30 2006 and 2005, were $15,086 and $21,774 respectively.

Income Tax Expense, Net

     During the three-months ended November 30, 2006 and 2005, we recorded a provision for state income taxes of $3,750 and $10,000, respectively.

     As of November 30, 2006, the recorded deferred tax assets were $19,865,489, reflecting an increase of $123,836 during the three months ended November 30, 2006, which was offset by the valuation allowance of the same amount.

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

Six Months Ended November 30, 2006 and 2005

     Net revenue from sales, leases and service of our EECP(R) systems for the six-month periods ended November 30, 2006 and 2005, was $3,605,079 and $6,216,555, respectively, which represented a decline of $2,611,476 or 42%. We reported a net loss of $908,392 compared to $9,525,497 for the six-month periods ended November 30, 2006 and 2005, respectively. Our net loss per common share was $0.01 for the six-month period ended November 30, 2006 compared to a net loss of $0.18 per share for the six-month period November 30, 2005. The decrease in the net loss per share is due primarily to a $7,112,826 income tax valuation reserve established in November 2005 for the remaining value of the deferred tax asset.

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




Revenues

     Revenue from equipment sales declined approximately 61% to $1,648,148 for the six-month period ended November 30, 2006 as compared to $4,191,318 for the same period for the prior year. The decline in equipment sales is due primarily to a 51% decline in the number of equipment shipments, and a 63% decrease in average sales prices. A higher mix of used equipment sold versus both newer model equipment and new equipment was the primary cause of the decrease in average sales prices.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft until there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. We sold an unusually high percentage of used equipment in the second half of fiscal 2007 compared to the second half of fiscal 2006, which reduced the average selling price in that period. The average price of new systems sales declined approximately 72% in the first and second quarters of fiscal 2007 compared to the same period in the prior year. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories. Our revenue from the sale of EECP(R) systems to international distributors in the first and second quarters of fiscal 2007 increased approximately 64% to $647,760 compared $395,000 in same period of the prior year reflecting increased volume.

     The above decline in revenue was also partially due to a 3% decrease in revenue from equipment rental and services for the six-month period ended November 30, 2006, from the same six-month period in the prior year. Revenue from equipment rental and services represented 54% of total revenue in the first and second quarter of fiscal 2007 compared to 33% in the first and second quarters of fiscal 2006. The decrease in the absolute amounts and the increase in the percentage of total revenue resulted primarily from a less than a 1% change in service related revenue, offset by a 69% decline in rental revenue. The decline was due to a decrease in the rental installed base from the prior period ended November 30, 2005.

Gross Profit

     The gross profit declined to $1,923,861 or 53% of revenues for the six-month period ended November 30, 2006, compared to $3,695,542 or 59% of revenues for the six-month period ended November 30, 2005. Gross profit margin as a percentage of revenue for the six-month period ended November 30, 2006, decreased compared to the same period of the prior fiscal year mainly due to the higher fixed production unit costs associated with reduced production in the last two fiscal quarters. In addition, adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the first and second quarters of fiscal 2007. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the six-months ended November 30, 2006 and 2005, were $2,357,164 or 65% of revenues and $4,917,773 or 79% of revenues, respectively reflecting a decrease of $2,560,609 or approximately 52%. The decrease in SG&A expenditures in the first half of fiscal 2007 compared to fiscal 2006 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower market research, and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $469,285 or 13% of revenues for the six months ended November 30, 2006, decreased by $646,417 or 58%, from the six months ended November 30 2005, of $1,115,702 or 18% of revenues. The decrease is primarily attributable to lower new product development spending and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the six-month period ended November 30, 2006, the Company reversed $4,001 from its provision for doubtful accounts as compared to recording $70,575 during the six-month period ended November 30, 2005. The decrease in the provision is a direct result of the first half of fiscal 2007 decrease in accounts receivable and sales from the corresponding quarter ended November 30, 2005.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $37,329 in the six-month period ended November 30, 2006, from $44,953 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility, as well as on loans secured to finance the cost and implementation of a new management information system. As of November 30, 2006 the loans related to the cost and implementation of the management information system have been paid in full.

Interest and Other Income, Net

     Interest and other income for the first half of fiscal 2007 and fiscal 2006, were $35,824 and $40,790, respectively.

Income Tax Expense, Net

     During the six-months ended November 30, 2006 and 2005, we recorded a provision for state income taxes of $8,300 and $20,000, respectively.

     As of November 30, 2006, the recorded deferred tax assets were $19,865,489, reflecting an increase of $306,031 during the six months ended November 30, 2006, which was offset by the valuation allowance of the same amount.

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

Liquidity and Capital Resources

     We have financed our operations in fiscal 2007 and fiscal 2006 from working capital mainly provided by the issuance of preferred stock. At November 30, 2006, we had cash, and cash equivalents of $1,441,816 and working capital of $1,932,300 as compared to cash, cash equivalents, and certificates of deposit totalling $2,385,778 and working capital of $2,867,288 at May 31, 2006. Our cash, cash equivalents, and certificates of deposit balances decreased $943,962 in fiscal year 2007 primarily due to cash used in operating activities of $781,248 and cash used in financing activities of $162,714.

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



     The decrease in cash used in operating activities during the first half of fiscal year 2007 resulted primarily from the net loss of $908,392 plus adjustments to reconcile net loss to net cash used in operating activities of $781,248. Changes in our operating assets and liabilities were $66,666. The changes in the asset components primarily reflect an increase in accounts receivable of $40,512, lower inventory of $358,654 and an increase in other current assets of $33,792. The changes in our operating liability components reflect a decrease in accounts payable and accrued liabilities of $318,219 and a decrease in other liabilities of $172,041. Non-cash adjustments amounted to $193,810 which partially offset the above. Net accounts receivable were 22% of revenues for the six-month period ended November 30, 2006, compared to 14% at the end of the six-month period ended November 30, 2005, and accounts receivable turnover was 6 times as of November 30, 2006, and November 30, 2005.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first half of fiscal 2007 and 2006, less than 1% of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     There were no investing activities during the six-month period ended November 30, 2006.

     Our financing activities used cash of $162,714 during the six-month period ended November 30, 2006, reflecting payments on our outstanding notes and loans.

     We have incurred large declines in revenue and significant operating losses during the last four fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability or through additional debt or equity financing. Achieving profitability is largely dependent on sufficiently reducing operating costs and halting the current trend of declining revenue. Our ability to halt the declines in revenue and restore our revenue base is largely dependent upon increasing the demand in the refractory angina market and operating in a more efficient manner. If we are not able to restore our revenue base and sufficiently reduce operating costs to generate an adequate cash inflow, or raise additional capital, we will not be able to continue as a going concern.

     We believe that our projected cash flow from operations together with our current cash reserves and working capital will be sufficient to fund our business plan and projected capital requirements through at least May 2007, assuming current revenue rate. However, we have incurred significant losses during the last four fiscal years and our ability to maintain current operations is dependent upon achieving profitable operations or through additional debt or equity financing. Future capital funding, if available, may result in dilution to current shareholders.

                       Vasomedical, Inc. and Subsidiaries

               ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2006.

                                                                       Due as of        Due as of
                                                        Due as of     11/30/08 and    11/30/10 and         Due
                                        Total           11/30/07        11/30/09        11/30/11        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                          $882,219          $63,515        $142,038        $136,966         $539,700
Notes Payable                             97,685           97,685               -               -                -
Employment Agreements                    470,167          260,000         210,167               -                -
                                 -----------------------------------------------------------------------------------
Total Contractual Cash                $1,450,071         $421,200        $352,205        $136,966         $539,700
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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended November 30, 2006 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                    VASOMEDICAL, INC.

                           By:      /s/ Thomas Glover
                                    -------------------------------------
                                    Thomas Glover
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                                    /s/ Tricia Efstathiou
                                    -------------------------------------
                                    Tricia Efstathiou
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  January 16, 2007