Form 10-Q
period 2007-02-28
VASOMEDICAL INC
filed 2007-04-16
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2007

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at April 16, 2007 65,198,592

Vasomedical, Inc. and Subsidiaries



                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           February 28, 2007 and May 31, 2006                                     3

                  Consolidated Condensed Statements of Operations for the
                           Nine and Three Months Ended February 28, 2007 and 2006                 4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2006 to February 28, 2007           5

                  Consolidated Condensed Statements of Cash Flows for the
                           Nine Months Ended February 28, 2007 and 2006                           6


                  Notes to Consolidated Condensed Financial Statements                            7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      13

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                     29

         Item 4 - Controls and Procedures                                                        29

PART II - OTHER INFORMATION                                                                      30

ITEM 1.  FINANCIAL STATEMENTS

                       Vasomedical, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        February 28,             May 31,
                                                                                            2007                  2006
                                                                                      ----------------      ----------------
                                     ASSETS                                             (Unaudited)          (Derived from
                                                                                                                audited
                                                                                                               financial
                                                                                                              statements)
CURRENT ASSETS
     Cash and cash equivalents                                                            $1,041,890            $2,385,778
     Accounts receivable, net of an allowance for doubtful accounts of $364,809
       at February 28, 2007, and $410,691 at May 31, 2006                                    563,663               843,282
     Inventories, net                                                                      2,229,171             2,699,673
     Other current assets                                                                    170,304               108,049
                                                                                      ----------------      ----------------
         Total current assets                                                              4,005,028             6,036,782

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,780,024 at
   February 28, 2007, and $2,613,180 at May 31, 2006                                       1,349,638             1,569,588

OTHER ASSETS                                                                                 271,967               305,670
                                                                                      ----------------      ----------------
                                                                                          $5,626,633            $7,912,040
                                                                                      ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                  $751,955              $938,095
     Current maturities of long-term debt and notes payable                                  104,102                97,309
     Sales tax payable                                                                       135,833               172,646
     Deferred revenue                                                                      1,329,333             1,600,887
     Accrued director and executive compensation                                              79,000               175,000
     Accrued warranty and customer support expenses                                           20,500                30,500
     Accrued professional fees                                                                85,496                61,875
     Accrued commissions                                                                      65,262                93,182
                                                                                      ----------------      ----------------
         Total current liabilities                                                         2,571,481             3,169,494

LONG-TERM DEBT                                                                               802,122               853,189

ACCRUED WARRANTY COSTS                                                                            --                 1,500

DEFERRED REVENUE                                                                             495,196               721,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; 110,000,000 shares authorized; 65,198,592
       shares at February 28, 2007, and May 31, 2006, issued and outstanding                  65,198                65,198
     Additional paid-in capital                                                           46,158,819            46,148,493
     Accumulated deficit                                                                 (44,466,183)          (43,047,535)
                                                                                      ----------------      ----------------
         Total stockholders' equity                                                        1,757,834             3,166,156
                                                                                      ----------------      ----------------
                                                                                          $5,626,633            $7,912,040
                                                                                      ================      ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended                       Three Months Ended
                                                            February 28,                            February 28,
                                                 -----------------------------------     -----------------------------------
                                                      2007                2006                2007                2006
                                                  ---------------    ----------------     ---------------    ----------------
Revenues
   Equipment sales                                  $2,080,272         $5,998,943             $432,124         $1,807,625
   Equipment rentals and services                    2,906,308          3,059,433              949,377          1,034,196
                                                 ---------------    ----------------     ---------------    ----------------
     Total revenues                                  4,986,580          9,058,376            1,381,501          2,841,821

Cost of Sales and Services
   Cost of sales, equipment                          1,184,307          2,755,419              275,478            898,014
   Cost of equipment rentals and services            1,097,766            993,613              325,377            330,005
                                                 ---------------    ----------------     ---------------    ----------------
     Total cost of sales and services                2,282,073          3,749,032              600,855          1,228,019
                                                 ---------------    ----------------     ---------------    ----------------
Gross Profit                                         2,704,507          5,309,344              780,646          1,613,802

Operating Expenses
   Selling, general and administrative               3,381,852          6,769,946            1,024,688          1,852,173
   Research and development                            722,631          1,528,699              253,346            412,997
   Provision for doubtful accounts                      (1,340)            89,559                2,661             18,984
                                                 ---------------    ----------------     ---------------    ----------------
     Total operating expenses                        4,103,143          8,388,204            1,280,695          2,284,154
                                                 ---------------    ----------------     ---------------    ----------------
LOSS FROM OPERATIONS                                (1,398,636)        (3,078,860)            (500,049)          (670,352)

Other Income (Expense)
   Interest and financing costs                        (54,281)           (64,299)             (16,952)           (19,346)
   Interest and other income, net                       48,269             59,041               12,445             18,251
                                                 ---------------    ----------------     ---------------    ----------------
     Total other income (expense)                       (6,012)            (5,258)              (4,507)            (1,095)
                                                 ---------------    ----------------     ---------------    ----------------
LOSS BEFORE INCOME TAXES                            (1,404,648)        (3,084,118)            (504,556)          (671,447)
   Income tax expense, net                             (14,000)        (7,112,826)              (5,700)                --
                                                 ---------------    ----------------     ---------------    ----------------
NET LOSS                                            (1,418,648)       (10,196,944)            (510,256)          (671,447)
   Preferred Stock Dividend                                 --           (877,870)                  --            (23,334)
                                                 ---------------    ----------------     ---------------    ----------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(1,418,648)      $(11,074,814)           $(510,256)         $(694,781)
                                                 ===============    ================     ===============    ================
Net loss per common share
     - basic                                            $(0.02)            $(0.18)              $(0.01)            $(0.01)
                                                 ===============    ================     ===============    ================
     - diluted                                          $(0.02)            $(0.18)              $(0.01)            $(0.01)
                                                 ===============    ================     ===============    ================
Weighted average common shares
  outstanding
     - basic                                        65,198,592         60,063,566           65,198,592         62,162,119
                                                 ===============    ================     ===============    ================
     - diluted                                      65,198,592         60,063,566           65,198,592         62,162,119
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

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                           Additional                                    Total
                                               Common Stock                  Paid-in            Accumulated          Stockholders'
                                          Shares             Amount          Capital              Deficit               Equity
                                      ---------------    ------------    ----------------    ------------------     ----------------
Balance at June 1, 2006                65,198,592          $65,198        $46,148,493          $(43,047,535)            $3,166,156
   Stock options granted for services                                          10,326                                       10,326
   Net loss                                                                                      (1,418,648)            (1,418,648)
                                      ---------------    ------------    ----------------    ------------------     ----------------
Balance at February 28, 2007           65,198,592          $65,198        $46,158,819          $(44,466,183)            $1,757,834
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

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine months ended
                                                                                                   February 28,
                                                                                 -----------------------------------------------
                                                                                         2007                       2006
                                                                                 ----------------------       ------------------
Cash flows from operating activities
     Net loss                                                                           $(1,418,648)            $(10,196,944)
                                                                                 ----------------------       ------------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                      230,192                  413,038
         Provision for doubtful accounts                                                     (1,340)                  89,559
         Reserve for excess and obsolete inventory                                               --                  (11,509)
         Deferred income taxes                                                                   --                7,093,000
         Common stock issued for services                                                        --                  101,250
         Stock options granted for services                                                  10,326                       --
         Changes in operating assets and liabilities
              Accounts receivable                                                           280,959                 (768,798)
              Inventories                                                                   495,036                  709,765
              Other current assets                                                          129,865                  243,972
              Other assets                                                                   (1,073)                 (19,826)
              Accounts payable, accrued expenses and other current
                liabilities                                                                (604,806)                (244,048)
              Other liabilities                                                            (228,005)                (140,711)
                                                                                 ----------------------       ------------------
                                                                                            311,154                7,465,692
                                                                                 ----------------------       ------------------
     Net cash used in operating activities                                               (1,107,494)              (2,731,252)
                                                                                 ----------------------       ------------------

     Cash flows provided by investing activities
         Redemptions of certificates of deposit                                                  --                  760,156
                                                                                 ----------------------       ------------------
     Net cash provided by investing activities                                                   --                  760,156
                                                                                 ----------------------       ------------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                      (236,394)                (378,999)
         Payments of preferred stock dividends                                                   --                  (91,623)
         Payments of preferred stock issue costs                                                 --                 (314,383)
         Proceeds from sale of convertible preferred stock                                       --                2,500,000
                                                                                 ----------------------       ------------------
     Net cash provided by (used in) financing activities                                   (236,394)               1,714,995
                                                                                 ----------------------       ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,343,888)                (256,101)
     Cash and cash equivalents - beginning of period                                      2,385,778                  989,524
                                                                                 ----------------------       ------------------
     Cash and cash equivalents - end of period                                           $1,041,890                 $733,423
                                                                                 ======================       ==================

Non-cash investing and financing activities were as follows:
     Inventories transferred to (from) property and equipment,  attributable to
       operating leases, net                                                                $24,538                $(189,386)
     Issue of note for purchase of insurance policy                                        $192,120                 $302,052
     Preferred stock dividends                                                                  $--                 $786,247
     Preferred stock issue costs                                                                $--                 $227,087

Supplemental Disclosures
     Interest paid                                                                          $54,281                  $64,299
     Income taxes paid                                                                       $6,534                  $22,923

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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

     The Company has incurred large declines in revenue and has sustained significant operating losses during the last four fiscal years and its ability to continue operating as a going concern is dependent upon achieving profitability, a strategic alliance within the sales and marketing areas, or through additional debt or equity financing. Achieving profitability is largely dependent on sufficiently reducing operating costs and halting the current trend of declining revenue. The Company's ability to halt the declines in revenue and restore its revenue base is largely dependent upon increasing the demand in the refractory angina market and operating in a more efficient manner. To date the Company has not been able to restore its revenue base and reduce operating costs significantly enough to generate an adequate cash inflow, or raise additional capital, so we may not be able to continue as a going concern.

     In order to reduce the Company's cash usage and attempt to bring its cost structure more into alignment with current revenue, the Company engaged in a restructuring in January 2006 and March 2007 to substantially reduce personnel and spending on sales, marketing and development projects. Additional cost reductions are continuing. However, revenue has continued to materially decline and the Company has not been able to achieve its goal of profitability.

     The Company believes that cash flow from operations together with current cash reserves will be sufficient to fund projected capital requirements through May 2007, assuming the current revenue rate.

     The Company is seeking to raise capital through public or private equity or debt financings or by other means. If the Company is unable to raise additional funds or obtain funds through arrangements with collaborative partners or others, it may be required to license or relinquish its rights to technologies and/or products. Future capital funding, if available, may result in dilution to current shareholders, and new investors could have rights superior to existing stockholders.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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

     The following table illustrates the proforma effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, for the nine and three months ended February 28, 2006.

                                        --------------------    ---------------------
                                          Nine Months Ended       Three Months Ended
                                          February 28, 2006       February 28, 2006
                                        --------------------    ---------------------
Net  loss   attributable   to   common
stockholders, as reported                   $(11,074,814)             $(694,781)
     Deduct: Total stock-based
       employee compensation expense
       determined under fair
       value-based method for all
       awards                                   (618,715)              (184,973)
                                        --------------------    ---------------------
Pro forma net loss                          $(11,693,529)             $(879,754)
                                        ====================    =====================

Loss per share:
    Basic and diluted - as reported               $(0.18)                $(0.01)
                                        ====================    =====================
    Basic and diluted - pro forma                 $(0.19)                $(0.01)
                                        ====================    =====================

     During the nine-month period ended February 28, 2007, the Board of Directors granted non-qualified stock options under the 1997 Stock Option/Stock Issuance Plan to one director to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 1999 Stock Option/Stock Issuance Plan to three directors to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to one officer to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $.11 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over a two-year period, and expire ten years from the date of grant.

     Stock-based compensation expense recognized under SFAS 123 (R) for the nine months ended February 28, 2007 was $10,326, which comprised the fair value of the stock options discussed above.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the nine months ended February 28, 2007:

                Expected life (years)                  5
                Expected volatility                    106.17%
                Risk-free interest rate                4.5%
                Expected dividend yield                0.00%

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

     During the nine-month period ended February 28, 2007, options and warrants to purchase 2,270,925 shares of common stock at an exercise price of $.20 - $5.00 were cancelled.

NOTE C -LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted loss per common share:

                                                          Nine Months Ended                   Three Months Ended
                                                             February 28,                        February 28,
                                                  ----------------------------------    -------------------------------
                                                       2007               2006               2007             2006
                                                  ---------------    ---------------    --------------    -------------
Numerator:
   Net loss                                         $(1,418,648)      $(10,196,944)        $(510,256)        $(671,447)
     Deemed  dividend  related  to  beneficial
     conversion  feature on Series D preferred
     stock                                                   --           (786,247)               --                --
     Series D preferred stock dividends                      --            (91,623)               --           (23,334)
                                                  ---------------    ---------------    --------------    -------------
   Net loss attributable to common
   stockholders - basic and diluted                 $(1,418,648)      $(11,074,814)        $(510,256)        $(694,781)
                                                  ===============    ===============    ==============    =============
Denominator:
   Basic - weighted average common shares            65,198,592         60,063,566        65,198,592        62,162,119
     Stock options                                           --                 --                --                --
     Warrants                                                --                 --                --                --
     Convertible preferred stock                             --                 --                --                --
                                                  ---------------    ---------------    --------------    -------------
   Diluted - weighted average common shares          65,198,592         60,063,566        65,198,592        62,162,119
                                                  ===============    ===============    ==============    =============

Basic and diluted loss per common share                  $(0.02)            $(0.18)           $(0.01)           $(0.01)
                                                  ===============    ===============    ==============    =============

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     Options, warrants, and convertible preferred stock, presented in with the following table, were excluded from the computation of diluted loss per share for the nine and three months ended February 28, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

                                                                              Nine and three months
                                                                                ended February 28,
                                                                      --------------------------------------
                                                                            2007                 2006
                                                                      ----------------     -----------------
  Options to purchase common stock                                        $6,741,150         $7,627,978
  Warrants to purchase common stock                                        2,254,538          2,454,538
                                                                      ----------------     -----------------
                                                                          $8,995,688        $10,082,516
                                                                      ================     =================

NOTE D - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                       February 28,           May 31,
                                                                           2007                 2006
                                                                     -----------------    -----------------
         Raw materials                                                    $848,349             $863,952
         Work in process                                                   982,800            1,243,986
         Finished goods                                                    398,022              591,735
                                                                     -----------------    -----------------
                                                                        $2,229,171           $2,699,673
                                                                     =================    =================

     At February 28, 2007 and May 31, 2006, finished goods inventory is presented net of reserves for excess and obsolete inventory of $677,166.

NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                     February 28,           May 31,
                                                                         2007                2006
                                                                    ----------------    ---------------
         Land                                                           $200,000            $200,000
         Building and improvements                                     1,383,976           1,383,976
         Office, laboratory and other equipment                        1,436,362           1,444,850
         EECP(R) systems under  operating  leases or under loan
            for clinical trials                                          829,453             874,071
         Furniture and fixtures                                          162,068             162,068
         Leasehold improvements                                          117,803             117,803
                                                                    ----------------    ---------------
                                                                       4,129,662           4,182,768
         Less: accumulated depreciation and amortization              (2,780,024)         (2,613,180)
                                                                    ----------------    ---------------
                                                                      $1,349,638          $1,569,588
                                                                    ================    ===============

NOTE F - NOTES PAYABLE

     The Company financed the purchase of Director's and Officer's Liability Insurance through the issuance of a note with a principal value of $192,120. The

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


note, which bears interest at 8.15%, is payable in ten monthly installments consisting of principal and interest, and expires in April 2007. The balance outstanding at February 28, 2007 of $39,471 is presented in the consolidated condensed balance sheet in current maturities of long-term debt and notes payable.

NOTE G - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                 February 28,          May 31,
                                                     2007               2006
                                              -----------------    ---------------
        Facility loans (a)                         $866,753          $914,528
        Term loans (b)                                   --            35,970
                                              -----------------    ---------------
                                                    866,753           950,498
        Less: current portion                       (64,631)          (97,309)
                                              -----------------    ---------------
                                                   $802,122          $853,189
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


NOTE H - DEFERRED REVENUES

     The changes in the Company's deferred revenues are as follows:

                                                          Nine Months Ended                    Three Months Ended
                                                             February 28,                         February 28,
                                                    ------------------------------       ------------------------------
                                                        2007             2006                2007             2006
                                                    -------------    -------------       -------------    -------------
Deferred Revenue at the beginning of the period       $2,322,588       $2,551,532          $2,051,198       $2,561,030
ADDITIONS
     Deferred extended service contracts               1,483,702        1,713,937             434,241          536,622
     Deferred in-service and training                     35,000          115,000              10,000           30,000
     Deferred service arrangements                       105,000          355,000              30,000           90,000
RECOGNIZED AS REVENUE
     Deferred extended service contracts              (1,882,386)      (1,770,002)           (640,910)        (626,143)
     Deferred in-service and training                    (35,000)        (107,500)            (10,000)         (22,500)
     Deferred service arrangements                      (204,375)        (412,083)            (50,000)        (123,125)
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      1,824,529        2,445,884           1,824,529        2,445,884
     Less: current portion                            (1,329,333)      (1,629,143)         (1,329,333)      (1,629,143)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $495,196         $816,741            $495,196         $816,741
                                                    =============    =============       =============    =============

                       Vasomedical, Inc. and Subsidiaries

          ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE I - WARRANTY COSTS

     The changes in the Company's product warranty liability are as follows:

                                                          Nine Months Ended                   Three Months Ended
                                                            February 28,                         February 28,
                                                   -------------------------------      ------------------------------
                                                       2007              2006               2007             2006
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the
   period                                               $32,000          $118,333            $26,500          $65,000
     Expense for new warranties issued                   36,000            24,000              6,000            9,000
     Warranty amortization                              (47,500)          (97,333)           (12,000)         (29,000)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                      20,500            45,000             20,500           45,000
     Less: current portion                              (20,500)          (42,750)           (20,500)         (42,750)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period               $--            $2,250                $--           $2,250
                                                   =============     =============      =============    =============

NOTE J - INCOME TAXES

     During the nine-months ended February 28, 2007 and 2006, we recorded a provision for income taxes of $14,000 and $7,112,826, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance against the deferred tax asset arising in the second fiscal quarter of 2006. The income tax expense for the first nine months of fiscal 2006 does not include
$7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of February 28, 2007 the recorded deferred tax assets were $20,038,976, reflecting an increase of $479,518 during the nine months ended February 28, 2007, which was offset by the valuation allowance of the same amount. The deferred tax assets primarily relate to NOL's of approximately $48.6 million. The potential tax benefits of the NOL's expire at various dates through 2027.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The approximate aggregate minimum compensation obligation under active employment agreements at February 28, 2007 is summarized as follows:

Twelve months ended February 28,                                 Amount
----------------------------------------                  --------------------
             2008                                              $ 260,000
             2009                                                 80,167
                                                          --------------------
                  Total                                        $ 340,167
                                                          ====================

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

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease, etc. Patients with primary diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina symptoms.

     We recently sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. Results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC) on August 25, 2006, and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology. The PEECH trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a prespecified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP(R) therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



oxygen consumption were not statistically significant in the overall study population, though a trend favoring EECP(R) therapy was present in early follow-up. Patients in the trial who had an ischemic etiology, i.e. pre-existing coronary artery disease, demonstrated a greater response to EECP(R) therapy than those who had an idiopathic (non-ischemic) etiology.

     Very recently, a second report of results from the PEECH(TM) trial was published in the November-December 2006 issue of the journal Congestive Heart Failure, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded prespecified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

     The preliminary results of the PEECH(TM) trial were presented at the American College of Cardiology scientific sessions in March 2005. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expansion of reimbursement coverage of EECP(R) therapy to include patients with New York Heart Association (NYHA) Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%, i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication, as well as patients with Canadian Cardiovascular Society Classification (CCSC) II, i.e. chronic, stable mild angina.

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

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect."

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R)therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

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

     In most cases, revenue from domestic EECP(R) system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP(R) systems includes a combination of three elements that qualify as separate units of accounting:

     i.   EECP(R) equipment sale,
     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and
     iii. a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, software upgrades, technical phone support and preferred response times.

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

     We have also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at February 28, 2007.

Accounts Receivable, net

     The Company's accounts receivable - trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Inventories, net

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $81,000 less in fixed production overhead into inventory.

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

Net Loss per Common Share

     Basic losses per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted losses per share are based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

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

Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company does not expect that SFAS 158 will have any significant effect on future financial statements.

     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect that SFAS 158 will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, was posted on September 8, 2006 and is effective for the first fiscal year beginning after December 15, 2006. This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Those methods are widely used by other industries. The FSP prohibits the use of the accrue-in-advance method. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

     FASB Staff Position No. FAS 126-1, Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities, was posted on October 25, 2006. This FASB Staff Position (FSP) clarifies the definition of a public entity in certain accounting standards to include entities that are conduit bond obligors for conduit debt securities that are traded in a public market. The guidance in this FSP is to be applied prospectively in fiscal periods beginning after December 15, 2006. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. Posted on December 21, 2006. This FASB Staff Position
(FSP) addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Effective immediately. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

     EITF Issue 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. In assessing the collectibility of the sales price pursuant to paragraph 37(d) of Statement 66, an entity should evaluate the adequacy of the buyer's initial and continuing investment to conclude that the sales price is collectible. This Issue is effective for the first annual reporting period beginning after March 15, 2007. Earlier application is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued financial statements for that fiscal year. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended February 28, 2007 and 2006

     Net revenue from sales, leases and service of our EECP(R) systems for the three-month periods ended February 28, 2007 and 2006, was $1,381,501 and $2,841,821, respectively, which represented a decline of $1,460,320 or 51%. We reported a net loss of $510,256 compared to $671,447 for the three-month periods ended February 28, 2007 and 2006, respectively. We reported a net loss attributable to common stockholders of $510,256 and $694,781 for the third quarter of fiscal 2007 and 2006, respectively. Our net loss per common share was $0.01 for the three-month period ended February 28, 2007 compared to a net loss of $0.01 per share for the three-month period ended February 28, 2006.

Revenues

     Revenue from equipment sales declined approximately 76% to $432,124 for the three-month period ended February 28, 2007 as compared to $1,807,625 for the same period for the prior year. The decline in equipment sales is due primarily to a 70% decline in the number of equipment shipments and a 28% decrease in average sales prices. The overall decrease in average sales prices is primarily due to the decline of equipment sales in both the domestic and international markets, from the prior fiscal period.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined slightly, in the third quarter of fiscal 2007, compared to the same period in the prior year, but was offset by an 81% decline in the average sales price of used systems. There was a higher mix of used units sold domestically during the three-month period ended February 28, 2007 for which there are higher average sales prices than those sold internationally. During the three-month period ended February 28, 2006 used system sales consisted of mostly used units sold internationally, which generate lower average sales prices. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories. Our revenue from the sale of EECP(R) systems to international distributors in the third quarter of fiscal 2007 decreased approximately 56% to $137,333 compared to $310,199 in same period of the prior year reflecting decreased sales volume.

     The above decline in revenue was also a result of an 8% decrease in revenue from equipment rental and services for the three-month period ended February 28, 2007, from the same three-month period in the prior year. Revenue from equipment rental and services represented 69% of total revenue in the third quarter of fiscal 2007 compared to 36% in the third quarter of fiscal 2006. The decrease in the absolute amounts and the decrease in the percentage of total revenue resulted primarily from a 7% decline in service related revenue, and a 66% decline in rental revenue. The decline was due to a decrease in the rental install base from the prior period ended February 28, 2006.

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Gross Profit

     Gross profit declined to $780,646 or 57% of revenues for the three-month period ended February 28, 2007, compared to $1,613,802 or 57% of revenues for the three-month period ended February 28, 2006. Gross profit margin as a percentage of revenue for the three-month period ended February 28, 2007, decreased compared to the same period of the prior fiscal year mainly due to the higher fixed production unit costs associated with reduced production due to decreasing sales in the last three fiscal quarters. In addition, the adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory in the third quarter of fiscal 2007. The decline in gross profit when compared to the prior year in absolute dollars is principally due to the lower sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended February 28, 2007 and 2006, were $1,024,688 or 74% of revenues and $1,852,173 or 65% of revenues, respectively reflecting a decrease of $827,485 or approximately 45%. The decrease in SG&A expenditures in the third quarter of fiscal 2007 compared to fiscal 2006 resulted primarily from decreased sales and marketing expenditures reflecting lower sales and marketing personnel and travel, plus reduced market research and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $253,346 or 18% of revenues for the three months ended February 28, 2007, decreased by $159,651 or 39%, from $412,997 or 15% of revenues for the three months ended February 28, 2006. The decrease is primarily attributable to lower new product development spending and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the  three-month  periods  ended  February  28,  2007 and 2006,  the
Company recorded a provision for doubtful accounts of $2,661 and $0, respectively. The minimal change in the provision is a direct result of the third quarter of fiscal 2007 decrease in accounts receivable and sales.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $16,952 in the three-month period ended February 28, 2007, from $19,346 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility.

Interest and Other Income, Net

     Interest and other income for the three months ended February 28, 2007 and 2006, were $12,445 and $18,251 respectively. Interest income primarily reflects interest earned on the Company's cash balances. As cash balances decline, the direct impact is a decrease in interest income.

Income Tax Expense, Net

     During the three-months ended February 28, 2007 and 2006, we recorded a provision for state income taxes of $5,700 and $0, respectively.

         As of February 28, 2007, the recorded deferred tax assets were $20,038,976, reflecting an increase of $173,487 during the three months ended February 28, 2007, which was offset by the valuation allowance of the same amount.

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

Nine Months Ended February 28, 2007 and 2006

     Net revenue from sales, leases and service of our EECP(R) systems for the nine-month periods ended February 28, 2007 and 2006, was $4,986,580 and $9,058,376, respectively, which represented a decline of $4,071,796 or 45%. We reported a net loss of $1,418,648 compared to $10,196,944 for the nine-month periods ended February 28, 2007 and 2006, respectively. We reported a net loss attributable to common stockholders of $1,418,648 and $11,074,814 for the third quarter of fiscal 2007 and 2006, respectively. Our net loss per common share was $0.02 for the nine-month period ended February 28, 2007 compared to a net loss of $0.18 per share for the nine-month period ended February 28, 2006. The decrease in the net loss per share is due primarily to a $7,112,826 income tax valuation reserve established in November 2005 for the remaining value of the deferred tax asset.

Revenues

     Revenue from equipment sales declined approximately 65% to $2,080,272 for the nine-month period ended February 28, 2007 as compared to $5,998,943 for the same period for the prior year. The decline in equipment sales is due primarily to a 57% decline in the number of equipment shipments, and a 25% decrease in average sales prices. A higher mix of used equipment sold versus both newer model equipment and new equipment was partially the cause of the decrease in average sales prices, as well as the overall decline in equipment sales in the domestic market.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales decreased slightly, in the first three quarters of fiscal 2007 compared to the same period in the prior year but was offset by an 39% decline in the average sales price of used systems. There was a higher mix of used units sold domestically for the nine-month period ended February 28, 2007 for which there are higher average sales prices than for those sold internationally. During the nine-month period ended February 28, 2006 used system sales consisted of mostly used units sold internationally, which generate lower average sales prices. Lastly, we continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories. Our revenue from the sale of EECP(R) systems to international distributors during the first nine months ended February 28, 2007 increased approximately 12% to $829,288 compared $741,915 in same period of the prior year reflecting increased sales volume.

     The above decline in revenue was also partially due to a 5% decrease in revenue from equipment rental and services for the nine-month period ended February 28, 2007, from the same nine-month period in the prior year. Revenue from equipment rental and services represented 58% of total revenue for the

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



first nine months ended February 28, 2007 compared to 34% for the same period the prior year. The decrease in the absolute amounts and the increase in the percentage of total revenue resulted primarily from a less than a 2% change in service related revenue, and a 69% decline in rental revenue. The decline was due to a decrease in the rental installed base from the prior period ended February 28, 2006.

Gross Profit

     Gross profit declined to $2,704,507 or 54% of revenues for the nine-month period ended February 28, 2007, compared to $5,309,344 or 59% of revenues for the nine-month period ended February 28, 2006. Gross profit margin as a percentage of revenue for the nine-month period ended February 28, 2007, decreased compared to the same period of the prior fiscal year mainly due to the higher fixed production unit costs associated with reduced production, due to decreased sales in the last three fiscal quarters. In addition, the adoption of SFAS No. 151 lowered the amount of fixed overhead costs absorbed into inventory for the nine months ended February 28, 2007. The decline in gross profit when compared to the prior year in absolute dollars is a direct result of the lower sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the nine-months ended February 28, 2007 and 2006 were $3,381,852 or 68% of revenues and $6,769,946 or 75% of revenues, respectively reflecting a decrease of $3,388,094 or approximately 50%. The decrease in SG&A expenditures in the first three quarters of fiscal 2007 compared to fiscal 2006 resulted primarily from decreased sales and marketing expenditures reflecting fewer sales and marketing personnel and reduced travel, plus lower market research, and advertising costs.

Research and Development

     Research and development ("R&D") expenses of $722,631 or 14% of revenues for the nine months ended February 28, 2007, decreased by $806,068 or 53%, from the nine months ended February 28, 2006, of $1,528,699 or 17% of revenues. The decrease is primarily attributable to lower new product development spending and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the nine-month period ended February 28, 2007, the Company reversed $1,340 from its provision for doubtful accounts as compared to recording $89,559 during the nine-month period ended February 28, 2006. The decrease in the provision is a direct result of the first three quarters of fiscal 2007 decrease in accounts receivable and sales from the corresponding quarter ended February 28, 2006.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $54,281 in the nine-month period ended February 28, 2007, from $64,299 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility.

Interest and Other Income, Net

     Interest and other income for the first three quarters of fiscal 2007 and fiscal 2006, were $48,269 and $59,041, respectively. Interest income primarily reflects interest earned on the Company's cash balances. As cash balances decline, the direct impact is a decrease in interest income.

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Income Tax Expense, Net

     During the nine-months ended February 28, 2007 and 2006, we recorded a provision for state income taxes of $14,000 and $7,112,826, respectively. The fiscal 2006 tax expense consists mainly of $7,093,000 in additional valuation allowance provided for the deferred tax asset in the second fiscal quarter of 2006. The income tax expense for the first nine months of fiscal 2006 does not include $7,489,000 added to the deferred tax valuation allowance for tax benefits associated with prior years' exercises of stock options and warrants, which was charged directly to additional paid-in capital.

     As of February 28, 2007, the recorded deferred tax assets were $20,038,976, reflecting an increase of $479,518 during the nine months ended February 28, 2007, which was offset by the valuation allowance of the same amount.

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

Liquidity and Capital Resources

     We have financed our operations in fiscal 2007 and fiscal 2006 from working capital mainly provided by the issuance of preferred stock. At February 28, 2007, we had cash, and cash equivalents of $1,041,890 and working capital of $1,433,547 as compared to cash, cash equivalents, and certificates of deposit totaling $2,385,778 and working capital of $2,867,288 at May 31, 2006. Our cash, cash equivalents, and certificates of deposit balances decreased $1,343,888 in fiscal year 2007 primarily due to cash used in operating activities of $1,107,494 and cash used in financing activities of $236,394.

     The decrease in cash used in operating activities during the first three quarters of fiscal year 2007 resulted primarily from the net loss of $1,418,648 plus adjustments to reconcile net loss to net cash used in operating activities of $311,154. Changes in our operating assets and liabilities were $71,976. The changes in the asset components primarily reflect a decrease in accounts receivable of $280,959, lower inventory of $495,036 and other current assets of $129,865. The changes in our operating liability components reflect a decrease in accounts payable and accrued liabilities of $604,806 and a decrease in other liabilities of $228,005. Non-cash adjustments amounted to $239,178, which partially offset the above. Net accounts receivable were 11% of revenues for the nine-month period ended February 28, 2007, compared to 28% at the end of the nine-month period ended February 28, 2006, and accounts receivable turnover was
6.4 times as of February 28, 2007, and was 6.2 times as of February 28, 2006.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the first three quarters of fiscal 2007 and 2006, less than 1% of revenues were generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover

                       Vasomedical, Inc. and Subsidiaries

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     There were no investing activities during the nine-month period ended February 28, 2007.

     Our financing activities used cash of $236,394 during the nine-month period ended February 28, 2007, reflecting payments on our outstanding notes and loans.

     We have incurred large declines in revenue and sustained significant operating losses during the last four fiscal years and our ability to continue operating as a going concern is dependent upon achieving profitability, a strategic alliance within the sales and marketing areas, or through additional debt or equity financing. Achieving profitability is largely dependent on sufficiently reducing operating costs and halting the current trend of declining revenue. Our ability to halt the declines in revenue and restore our revenue base is largely dependent upon increasing the demand in the refractory angina market and operating in a more efficient manner. To date, we have not been able to restore our revenue base and reduce operating costs significantly enough to generate an adequate cash inflow, nor raise additional capital, so we may not be able to continue as a going concern.

     We believe that our projected cash flow from operations together with our current cash reserves and working capital will be sufficient to fund our business plan and projected capital requirements through May 2007, assuming our current revenue rate.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 28, 2007.

                                                                     Due as of        Due as of
                                                     Due as of      2/28/09 and      2/28/11 and         Due
                                        Total         2/29/08         2/28/10          2/29/12        Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt
Notes Payable                           $866,753          $64,631        $144,524        $165,656         $491,942
Employment Agreements                    340,167          260,000          80,167              --               --
                                 -----------------------------------------------------------------------------------
Total Contractual Cash                $1,206,920         $324,631        $224,691        $165,656         $491,942
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

ITEM 4 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended February 28, 2007 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                VASOMEDICAL, INC.

                           By:  /s/ Thomas Glover
                                ------------------------------------
                                Thomas Glover
                                Chief Executive Officer and Director
                               (Principal Executive Officer)

                                /s/ Tricia Efstathiou
                                ------------------------------------
                                Tricia Efstathiou
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Date:  April 16, 2007