Form 10KSB
period 2007-05-31
VASOMEDICAL INC
filed 2007-08-27
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                           Commission File No. 0-18105
                           ---------------------------

                                VASOMEDICAL, INC.
              (Exact name of small business issuer in its charter)

              Delaware                                          11-2871434
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                           Identification No.)

  180 Linden Avenue, Westbury, New York                           11590
 (Address of Principal Executive Offices)                       (Zip Code)

         Issuer's telephone number, including area code: (516) 997-4600

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [ X ]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [ X ]

       State issuer's revenues for its most recent fiscal year. $6,354,083

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of $0.11 as of August 17, 2007, was approximately $7,009,469. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At August 17, 2007, the number of shares outstanding of the issuer's common stock was 93,618,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III - (Items 9, 10, 11, 12 and 14) Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X].

                      {THIS PAGE LEFT INTENTIONALLY BLANK}

                              INDEX TO FORM 10-KSB

                                                                                                             Page
                                     PART I

Item 1.       Business..........................................................................................1
Item 2.       Properties.......................................................................................25
Item 3.       Legal Proceedings................................................................................25
Item 4.       Submission of Matters to a Vote of Security Holders..............................................25

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Small
              Business Issuer Purchases of Equity Securities...................................................26
Item 6.       Management's Discussion and Analysis or Plan of Operation........................................27
Item 7.       Financial Statements.............................................................................41
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............41
Item 8A.      Controls and Procedures..........................................................................41
Item 8B.      Other Information................................................................................41

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant...............................................42
Item 10.      Executive Compensation...........................................................................42
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..42
Item 12.      Certain Relationships and Related Transactions...................................................42
Item 13.      Exhibits
Item 14.      Principal Accountant Fees and Services...........................................................43





Signatures    .................................................................................................44

                                    EXHIBITS

Exhibit 23    Consent of Independent Registered Public Accounting Firm........................................E-1

Exhibit 31    Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A).....................E-2

Exhibit 32    Certification of Periodic Report................................................................E-4

                                     PART I


ITEM 1 - BUSINESS

     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information visit www.vasomedical.com.

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

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. We attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing our cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, we sought to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     Subsequent to May 31, 2007 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

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

     The Company sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of NY Heart Association
(NYHA) class II and III patients with systolic heart failure.

     The preliminary results of the PEECH(TM) trial were presented at the American College of Cardiology scientific sessions in March 2005. On June 20, 2005, the Centers for Medicare and Medicaid Services (CMS) accepted our application for expansion of reimbursement coverage of EECP(R) therapy. On March

20, 2006, the Centers for Medicare and Medicaid Services (CMS) issued their Decision Memorandum regarding this reconsideration with the opinion that the evidence is not adequate to extend coverage to include CHF as a primary indication and to keep the existing coverage in the NCP (National Coverage Policy) intact. They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH(TM) trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application.

     On August 25, 2006 the results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC), and in print in its September 19, 2006 issue. In the November-December 2006 issue of the journal Congestive Heart Failure, a second report of the results from the PEECH(TM) trial was published, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over.

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

Angina

     Angina pectoris is the medical term for a recurring pain or discomfort in the chest due to coronary artery disease (CAD). Angina is a symptom of a condition called myocardial ischemia, which occurs when the heart muscle or myocardium doesn't receive as much blood, hence as much oxygen, as it needs. This usually happens because one or more of the heart's arteries, the blood vessels that supply blood to the heart muscle, is narrow or blocked. Insufficient blood supply to meet the need of the organ to function is called ischemia.

     The  cardinal  symptom of stable CAD is  anginal  chest pain or  equivalent symptoms, such as exertional dyspnea or fatigue. Angina is uncomfortable pressure, fullness, squeezing or pain, usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm. Often the patient suffers not only from the discomfort of the symptom itself but also from the accompanying limitations on activities and the associated anxiety that the symptoms may produce. Uncertainty about prognosis may be an additional source of anxiety. For some patients, the predominant symptoms may be palpitations or syncope that is caused by arrhythmias or fatigue, edema, or orthopnea caused by heart failure. Episodes of angina occur when the heart's need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common though not only trigger for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

     There are approximately 6.4 million angina patients in the United States and our EECP(R) therapy currently competes with other technologies in the market for approximately 130,000 new angina patients annually who do not adequately respond to or are not amenable to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP(R) therapy. Most angina patients are treated with medications, including beta blockers to slow and protect the heart and vasodilators, which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or inadequately correct the problem the patients are considered unresponsive to medical therapy. Most angina patients are readily amenable by invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG). However, there are approximately 130,000 angina patients each year whose angina can not be stopped by medication and they are no longer amenable by invasive procedures.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limits reimbursement for EECP(R) therapy to patients who do not adequately respond to or are not amenable to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enabling EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-KSB for a more detailed discussion of reimbursement issues.

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

     According to the 2006 Update, in 2003 approximately 2.4 million men and 2.6 million women in the US had CHF and about 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 20.5% from 1993 to 2003. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated cost to the health care system in 2005 in the United States of $29.6 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP(R) therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP(R) Patient Registry(TM) (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP(R) also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP(R) therapy.

     We sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. The PEECH(TM) trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a prespecified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP(R) therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak oxygen consumption were not statistically significant in the overall study population, though a trend favoring EECP(R) therapy was present in early follow-up. Patients in the trial who had an ischemic etiology, i.e. pre-existing coronary artery disease, demonstrated a greater response to EECP(R) therapy than those who had an idiopathic (non-ischemic) etiology.

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

         On March 20, 2006, the Centers for Medicare and Medicaid Services (CMS) issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:

          o    Canadian Cardiovascular Society Classification (CCSC) II angina
          o    Heart Failure
          o New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%
          o New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 40%
          o    New York Heart  Association  Class IV heart failure
          o    Acute heart failure
          o    Cardiogenic shock
          o    Acute myocardial infarction."

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH(TM) trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect.", for refractory angina patients.

     On August 25, 2006 the results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC), and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

     In the November-December issue of the journal Congestive Heart Failure, a second report of results from the PEECH(TM) trial was published, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded prespecified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

The EECP(R) Therapy Systems

     The EECP(R) therapy systems are noninvasive treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and at the same time reduce the workload of the heart while improving the overall vascular function. The treatment is completely noninvasive and is administered to patients on an outpatient basis, usually in daily one-hour sessions, five days per week over seven weeks for a total of 35 treatments. The procedure is well tolerated and most patients begin to experience relief of chest pain due to their coronary artery disease after 15 to 20 hours of therapy. As demonstrated in our clinical studies, positive effects have been shown in most patients to continue for years following a full course of therapy.

     During EECP(R)  therapy,  the patient lies on a contoured  treatment  table while three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, are wrapped around the calves, and the lower and upper thighs, including the buttocks. The system is synchronized to the individual patient's cardiac cycle triggering the system to inflate the cuffs rapidly and sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward to the buttocks during the relaxation phase of each heartbeat (diastole). This has the effect of creating a strong retrograde counterpulse in the arterial system, forcing freshly oxygenated blood towards the heart and coronary arteries at a time when resistance to coronary blood flow is at its lowest level. The counter pulse also simultaneously increases the volume of venous blood return to the heart when the heart is filling up for ejection in the contracting phase. Just prior to the next heartbeat when the heart begins to eject blood by contracting (systole), all three cuffs simultaneously deflate, leaving an empty vascular space to receive blood ejecting from the heart, thereby significantly reducing the workload of the heart. This is achieved because the vascular beds in the lower extremities are relatively empty when the cuffs are deflated, significantly lowering the resistance, and provide vascular space to receive the blood ejected by the heart, reducing the amount of work the heart must do to pump oxygenated blood to the rest of the body. The inflation/deflation activity is monitored constantly and coordinated by a computerized console that interprets electrocardiogram signals from the patient's heart, monitors heart rhythm and rate information, and actuates the inflation and deflation in synchronization with the cardiac cycles. The end result of this sequential "squeezing" of the legs is to create a pressure wave that significantly increases peak diastolic pressure benefiting circulation to the heart muscle and other organs, increases venous return so that the heart has more blood volume to eject out, and increases cardiac output. The release of external pressure produces reduction of systolic pressure, thereby reducing the workload of the heart. This reduction of vascular resistance insures that the heart does not have to work as hard to pump large amounts of blood through the body to help supply its metabolic needs.

     While the precise scientific means by which EECP(R) therapy achieves its long-term beneficial effects are only partially explained, there is evidence to suggest that the EECP(R) therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels. The recruitment of new arteries known as "collateral blood vessels" bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that are receiving an inadequate supply of blood. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to insure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body's organs and tissues and as a result the required workload of the heart.

Clinical Studies

Early History

     Early experiments with counterpulsation at Harvard in the 1950s demonstrated that this technique markedly reduces the workload, and thus oxygen consumption, of the left ventricle. This basic effect has been demonstrated over the past forty years in both animal experiments and in patients. The clinical benefits of external counterpulsation were not consistently achieved in early studies because the equipment used then lacked some of the features found in the current EECP(R) systems, such as the computerized electrocardiographic signal for triggering, and the use of pneumatic versus hydraulic actuating media that makes sequential cuff inflation possible. As the technology improved, however, it became apparent that both internal (i.e. intra-aortic balloon pumping) and external forms of counterpulsation were capable of improving survival in patients with cardiogenic shock following myocardial infarction. Later, in the 1980s, Dr. Zheng and colleagues in China reported on their extensive experience in treating angina using the newly developed "enhanced" sequentially inflating EECP(R) device that incorporated three sets of cuffs including the buttocks cuff instead of a single cuff used in the previous system. The Chinese investigators were able to show that a 36-hour course of treatment with the EECP(R) system reduced the frequency and severity of anginal symptoms during normal daily functions and also during exercise, and also that the improvements were sustained for years after therapy.

     These results prompted a group of investigators at the State University of New York at Stony Brook (Stony Brook) to undertake a number of open label studies with the EECP(R) system between 1989 and 1996 to reproduce the Chinese results, using both subjective and objective endpoints. These studies, though open label and non-randomized, showed significant improvement in exercise tolerance by patients as evidenced by exercise treadmill stress testing, improvement in the perfusion of ischemic regions of the heart muscle by thallium radionuclide imaging stress testing, and partial or complete resolution of coronary perfusion defects. All of these results have been reported in medical literature and support the assertion that EECP(R) therapy is an effective and durable treatment for patients suffering from chronic angina pectoris.

The MUST-EECP(R) Study

     In 1995, we began a randomized, controlled and double-blinded multicenter clinical study (MUST-EECP(R)) at seven leading university hospitals in the United States to confirm the patient benefits observed in the open studies conducted at Stony Brook and to provide definitive scientific evidence of EECP(R) therapy's effectiveness. MUST-EECP(R) was completed in July 1997 and the results presented at the annual meetings of the American Heart Association in November 1997 and the American College of Cardiology in March 1998. The results of MUST-EECP(R) were published in the Journal of the American College of Cardiology (JACC), a major peer-review medical journal, in June 1999.

     This 139 patient study, which included a sham-EECP(R) control group, demonstrated that patients treated with EECP(R) therapy were able to increase the amount of time on exercise testing before they showed signs of cardiac ischemia (i.e. ST-segment depression on their electrocardiogram) and experienced a reduction in the frequency of their angina attacks compared to patients who did not receive EECP(R) therapy. In 1999, physician collaborators completed a quality-of-life study with the EECP(R) system in a subset of the same patients that participated in MUST-EECP(R). Two highly regarded standardized means of measurement were used to gauge changes in patients' outlook and ability to participate in normal daily living during the treatment phase and for up to 12 months after treatment. Results of this study, which have been presented at major scientific meetings and published in the January 2002 Journal of Investigative Medicine, show that after one-year of follow-up the group of patients receiving EECP(R) therapy enjoyed significantly improved aspects of health-related quality of life compared to those who received a sham treatment.

The PEECH(TM) Study

     As part of our program to expand the therapy's indications for use beyond the treatment of angina, we applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP(R) therapy in the treatment of CHF. A 32 patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study indicated that EECP(R) therapy could improve exercise capacity, increase functional capacity was beneficial to left ventricular function in patients with New York Heart Association (NYHA) Class II and III (i.e. mild to moderate) heart failure and a reduced left ventricular ejection fraction (i.e. LVEF = 35% or less).

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients was approved. This study, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), began patient enrollment in March 2001. The PEECH(TM) clinical trial involved nearly thirty centers including: the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Thomas Jefferson University Hospital, the University of North Carolina at Chapel Hill, the Minnesota Heart Failure Consortium, Advocate Christ Hospital, Hull Infirmary
(UK), the University of California at San Diego Medical Center, the University of Pittsburgh Medical Center, the Lindner Clinical Trial Center and the Cardiovascular Research Institute. Vasomedical obtained 510(k) clearance for CHF from FDA in June 2002, obviating the need to continue this trial for FDA regulatory reasons. However, we decided to complete the clinical trial in order to use the anticipated clinical outcomes to help establish the clinical validation of EECP(R) therapy as a treatment for CHF and to provide additional scientific support for Medicare, Medicaid and other third-party payers to expand reimbursement coverage of EECP(R) therapy to include the CHF indication.

     The protocol for the study required that patients have NYHA II or III symptoms, have an LVEF of 35% or less, be able to undergo exercise testing and complete patient examinations 1-week, 3-months and 6-months following treatment that evaluated changes from baseline in exercise capacity, symptom status and quality of life. Patients were randomized to receive either optimal (i.e. guideline-recommended) medical therapy (OPT) or EECP(R) therapy in addition to OPT. Enrollment of patients into the PEECH(TM) trial was completed in February 2004, with 187 patients, and the six-month follow-up examinations were completed by the end of December 2004.

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

     In designing the PEECH(TM) trial, success was demonstrated if the difference between EECP(R) therapy combined with optimal medical therapy compared to optimal medical therapy alone achieved a p-value less than 0.025 in at least one of two pre-defined co-primary endpoints:

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

     The study was a positive clinical trial on the basis that a significantly greater proportion of patients who underwent EECP(R) therapy improved their exercise duration by 60 seconds or more six months following completion of therapy compared to those who received OPT alone (35.4% vs. 25.3%, p=0.016). The proportion of patients achieving a 1.25 mL/kg/min improvement in peak oxygen consumption was not significantly different between the two groups at six months.

     Consistent with the results on the primary endpoint of exercise duration, statistically significant differences favoring the EECP(R)-treated group were seen in changes in average exercise duration, symptom status and quality of life during follow-up. Average peak oxygen consumption showed a trend favoring the EECP(R) group at 1 week, but there were no differences detected at later follow-up. Results in patients with heart failure of ischemic etiology were noted to be clearly superior to those patients of idiopathic etiology though the benefit in these later patients could not be ruled out statistically. Lastly, EECP(R) therapy was deemed safe and well tolerated in this group of patients, as patients in the EECP(R)-treated group did not suffer more adverse events than those in the control group.

     Moreover, results of a predefined subgroup analysis showed that patients 65 years of age or older not only had a significantly greater response rate
(co-primary endpoint) and average change in exercise duration favoring EECP(R)-treated patients, but the response rate (co-primary endpoint) and average change in peak oxygen consumption were also significantly better out to completion of the study at six months follow-up.

     The results of the PEECH(TM) trial indicate that EECP(R) therapy provides beneficial adjunctive therapy in patients with NYHA Class II-III systolic heart failure receiving optimal pharmacological therapy, especially in those 65 years of age or older. There can be no assurance that the results of the PEECH(TM) clinical trial will be sufficient to expand reimbursement coverage or the adoption by the medical community of EECP(R) therapy for use in the treatment of congestive heart failure.

The International EECP(R) Patient Registry (IEPR(TM))

     The International EECP(R) Patient Registry at the University of Pittsburgh Graduate School of Public Health was established in January 1998 to track the outcomes of angina patients who have undergone EECP(R) therapy. More than one hundred centers have participated in the registry and data from more than 5,000 patients from an initial cohort enrolled between 1998 and 2001 (IEPR-1) have been tabulated and reported in several peer-reviewed publications.

     The American Journal of Cardiology published a report in February of 2004 on the two-year outcomes after EECP(R) therapy observed in 1,097 patients with two-year follow-up enrolled in IEPR-1. The authors noted that 73% of patients in this cohort had a decrease in their angina symptom status upon completion of EECP(R) therapy and that the average number of angina episodes for the group was reduced from 10.6 to 2.8 per week. They characterized this improvement as a "significant and dramatic reduction in CCSC" and stated that the adverse clinical event rate was low. (CCSC, or Canadian Cardiovascular Society Classification, is a rating scale used by physicians to assess the limitations imposed on patients' lives by angina.) Patients also reported improvement in health status, quality of life and satisfaction with life.

     At two-years follow-up, 74.9% of patients reported their angina symptom status (CCSC class) was improved compared to before EECP(R) therapy, and the accompanying improvements in angina frequency and quality of life measures were largely sustained as well. Nine per cent of patients had died over the two-year follow-up and 15% had undergone a revascularization procedure (angioplasty, stenting or coronary bypass surgery).

     The authors summarize the results by stating "Most patients experienced a significant reduction in angina and improvement in quality of life after EECP(R) therapy, and this reduction was sustained in most patients at 2-year follow-up."

     In a separate report that appeared in The American Journal of Cardiology in 2005, physician investigators participating in the IEPR(TM) reported on the results of EECP(R) therapy in patients with angina who also had severe left ventricular dysfunction (LVD, a reduced pumping capacity of the heart). Previously it was thought that such patients, and those with a diagnosis of heart failure, would be put at risk if treated with EECP(R) therapy, due to the increase in venous return to the heart caused by compression of the leg veins by enhanced external counterpulsation.

     The 363 patients in this cohort had long-standing and extensive coronary artery disease, had a high prevalence of cardiovascular disease risk factors, were not amenable to invasive revascularization procedures, and suffered from severe angina. Following completion of EECP(R) treatment, 77% decreased their CCSC angina class by at least one severity rating. The average number of angina episodes per week was greatly reduced and many were able to discontinue the use of nitroglycerin pills designed to relieve angina. As in the overall IEPR population, measures of quality of life were significantly improved after treatment.

     The rate of major adverse clinical events, while somewhat more frequent in this group of patients with significant comorbid disease, was characterized as low over the course of EECP(R) therapy. Exacerbation of heart failure was significantly more frequent in patients who did not complete therapy compared to those who did (16% vs. 0%) in patients with a previous history of heart failure.

     At two-years of follow-up, 83% remained alive and 70% were free of death, heart attack or invasive revascularization procedures (coronary artery bypass surgery, angioplasty and/or stenting) during that period. The majority of patients experienced sustained relief of their angina and improved quality of life. Twenty per cent of the group underwent repeat EECP(R) therapy during the two-year follow-up, mostly due to failure to complete the original course of therapy.

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

     Vasomedical considers the IEPR(TM) to be a vital source of information about the effectiveness and safety of EECP(R) therapy in a real-world environment for the medical community at large. To date, twenty full-length articles reporting data from the IEPR(TM) have been published in peer-review medical journals and more than seventy-eight abstracts have been presented at a variety of major cardiovascular scientific conferences. For this reason, we continue to provide an ongoing grant to fund the registry to publicize data that assists clinicians in delivering optimal care to patients.

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

Other studies and publications

     A search on the term "external counterpulsation" of the PubMed database available through the National Library of Medicine conducted on August 21, 2006, identified one-hundred-ninety-eight (198) citations of articles published in the medical scientific literature, including 28 review articles. The vast majority of these publications have reported results in patients with chronic stable angina and/or heart failure treated with EECP(R) therapy, while others have reported use of the device in other cardiovascular or non-cardiovascular indications. The vast majority of these reports are generated using Vasomedical EECP(R) therapy systems and equipment. In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating that EECP(R) therapy can provide benefit to appropriate patients in the following ways:

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

Strategic Initiatives

     Our short- and long-term plans are to:

     a) reduce the cash burn and bring our cost structure into alignment with current revenue in the short term by:
               i) reducing or eliminating spending on all but critical new product development and clinical research projects,
               ii) focusing on rebuilding our revenue base through supporting our direct sales effort and expanding our use of independent sales representatives, and
               iii) maintaining  tight cost  control  on all areas of  personnel cost and spending.
     b) pursue possible strategic investments and creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace, as opportunities become available.
     c) Increase market penetration in the domestic reimbursable user base for EECP(R) therapy by:
               i)   expanding   reimbursement   to  include   coverage  for  the
                    treatment of ischemic NYHA Class II and III CHF patients,
               ii)  marketing   directly  to  third-party   payers  to  increase
                    third-party reimbursement, and

               iii) expanding  reimbursement  coverage  in the angina  market to include patients with CCS Class II angina.

     d)   Increase the clinical and scientific  understanding of EECP(R) therapy by:
               i) resubmitting data to insurers, including Medicare, for favorable coverage policies;
               ii) continuing to support on a limited basis academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP(R) therapy and
     e) Increase awareness of the benefits of the EECP(R) therapy in the medical community by:
               i)   developing  campaigns  to market  the  benefits  of  EECP(R)
                    therapy directly to clinicians, third-party payers and patients;
               ii) engaging in educational campaigns for providers and medical directors of third-party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP(R) therapy; and
               iii) continuing  the  development  of EECP(R)  therapy in certain international markets, principally through the expansion of our distribution network and obtaining of reimbursement approvals.
     f) Maintain development efforts to improve the EECP(R) system and expand its intellectual property estate by filing for additional patents in the United States and other countries.

     These listed strategic objectives are forward-looking statements. We review, modify and change our strategic objectives from time to time based upon changing business conditions. There can be no assurance that we will be able to achieve our strategic objectives and even if these results are achieved risks and uncertainties could cause actual results to differ materially from anticipated results. To a large extent limited financial resource availability reduces our ability to achieve these strategic objectives. Please see the section of this Form 10-KSB entitled "Risk Factors" for a description of certain risks among others that may cause our actual results to vary from the forward-looking statements.

Sales and Marketing

Domestic Operations

     We sell EECP(R) therapy systems to treatment providers such as hospitals, clinics and physician private practices in the United States through a direct and indirect sales force. Our sales force has consisted of a combination of employees and independent sales representatives managed by a vice president of sales plus in-house administrative support.

     The efforts of our sales organization are further supported by clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established. This clinical applications group is also engaged in training and certification of new personnel at each site, as well as for updating providers on new clinical developments relating to EECP(R) therapy.

     Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. These programs are designed to support our field sales organization and increase awareness of EECP(R) therapy in the medical community. Additional marketing activities include creating awareness among third-party payers to the benefits of EECP(R) treatment for patients suffering from CHF as well as angina.

     We employ service technicians responsible for the repair and maintenance of EECP(R) systems and, in some instances, on-site training of a customer's biomedical engineering personnel. We provide a service arrangement (usually one year) that includes: service by factory-trained service representatives, material and labor costs, emergency and remedial visits, software upgrades, technical phone support and preferred response times. We service our customers after the service arrangement expires either under separately purchased annual service contracts or on a fee-for-service basis.

International Operations

     We distribute our product internationally through a network of independent distributors. It has generally been our policy to appoint distributors exclusive marketing rights to EECP(R) therapy systems in their respective countries, in exchange for their commitment to meet the duties and responsibilities required of a distributor. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must assist us either to obtain an FDA-equivalent marketing clearance, country registration or to establish confirmatory clinical trials, conducted by local key opinion leaders in cardiology, required to obtain Ministry of Health approval, certification or reimbursement. Each distributor is responsible for registering the product and obtaining any required regulatory or clinical approvals, supporting local reimbursement efforts for EECP(R) therapy and maintaining an infrastructure to provide post-sales support.

     To date, revenues from international operations have not been significant, but did increase during fiscal 2007. Revenues from non-domestic markets were 16%, 8% and 9% for the fiscal years ended May 31, 2007, 2006, and 2005, respectively. Our international marketing activities include, among other things, assisting in obtaining national or third-party healthcare insurance reimbursement approval and participating in medical conferences to create greater awareness and acceptance of EECP(R) therapy by clinicians.

     International sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and local medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date. In addition, there can be no assurance that we will be successful in maintaining our existing distribution agreements or entering into any additional distribution agreements, or that our international distributors will be successful in marketing EECP(R) therapy.

Competition

     Presently, we are aware of at least four direct competitors with an external counterpulsation device on the market, namely Cardiomedics, Inc., ACS, Scottcare and Living Data Technology Corporation. As of June 2007 Vasomedical and Living Data Technology Corporation entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

     We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

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

     We view other companies engaged in the development of device-related, biotechnology and pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well. These include such common and well established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support
(MCS), transmyocardial laser revascularization (TMR), total artificial hearts, cardiac resynchronization devices, ranolazine and nesiritide (Natrecor(R)); as well as newer technologies currently in FDA-approved clinical trials such as spinal cord stimulation (SCS). There can be no assurance that other companies will not develop new technologies or enter the market intended for EECP(R) therapy systems. Such other companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by us and may, therefore, succeed in developing technologies or products that are more efficient than those offered by Vasomedical and that would render our technology and existing products obsolete or noncompetitive.

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

Premarket Review

     The 510(k) premarket notification process requires an applicant to give notice to FDA of its intent to introduce its device into commerce. In its premarket notification, the applicant must demonstrate that its new or modified medical device is substantially equivalent to a legally marketed or predicate device marketed before May 28, 1976. Prior to beginning commercialization of the new or modified product it must receive an order from the FDA classifying the device under section 510(k) in the same classification as the predicate device, and as a result, the new device will be cleared for marketing. Modifications to a previously cleared medical device that do not significantly affect its safety and effectiveness or constitute a major change in the intended use can be made without having to submit a new 510(k). In February 1995, the Company received 510(k) clearance to market the second-generation version of its EECP(R) therapy system, the MC2, which incorporated a number of technological improvements over the predicate system. In addition, in December 2000, the Company received 510(k) clearance to market its third generation system, the TS3. The FDA's clearance in these cases was for the use of EECP(R) therapy in the treatment of patients suffering from stable or unstable angina pectoris, acute myocardial infarction and cardiogenic shock. In June 2002, the FDA granted 510(k) market clearance for an upgraded TS3, which incorporated the Company's patented CHF treatment and oxygen saturation monitoring technologies, and provided for a new indication for the use of EECP(R) in CHF, which applied to all then-current models of the Company's EECP(R) therapy systems.

     Modifications to a previously cleared medical device that do not significantly affect its safety and effectiveness or constitute a major change in the intended use can be made without having to submit a new 510(k). FDA publishes guidance for medical device manufacturers on the types of changes that meet the requirements for a new 510(k) prior to introduction of a device for marketing distribution. Vasomedical followed FDA's guidance on when to submit a new 510(k) for changes to a device and concluded that the changes incorporated into its Model TS4 did not require a new 510(k) prior to its introduction to market. Vasomedical subsequently obtained a 510(k) that applied to the Model TS4 and all of its models in March 2004, when it made changes to the labeling of all of its EECP(R) therapy systems. In November 2004, the Company introduced its Model Lumenair, and again concluded that the changes did not require a new 510(k) at that time. There can be no assurance that the FDA will agree with Vasomedical's conclusions that a new 510(k) was unnecessary on these occasions or in other similar instances, or that our products will not be subject to a regulation requiring a PMA for preamendments Class III external counterpulsation devices.

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

Foreign Regulation

     In most countries to which we seek to export the EECP(R) system, we must first obtain approval from the local medical device regulatory authority. The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.

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

     In summary, while evaluations of the use of EECP(R) therapy in patients with chronic angina and heart failure continue to appear in several oral or poster presentations at major scientific meetings and in peer-reviewed publications each year, there continues to be skepticism in the cardiology community about its broader use. Additional evidence regarding the efficacy of EECP(R) therapy continues to appear, however the evidence may not be sufficient to warrant a modification of practice guidelines to a more favorable recommendation and increased acceptance by the medical community.

Reimbursement

     In addition to regulatory approvals for commercialization by government agencies, reimbursement coverage and payment rates are factors in the sales of our products and we depend in large part on the availability of reimbursement programs. Medicare, Medicaid, as well as private health care insurance and managed-care plans determine eligibility for coverage of a product or therapy based on a number of factors, including the payer's determination that the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which it is administered according to the scope of clinical evidence available, accepted standards of medical care in practice, the product's cost effectiveness, whether the product is experimental or investigational, impact on health outcomes and whether the product is not otherwise excluded from coverage by law or regulation. The coverage process for Medicare reimbursement is legislated by Congress and administered by the Centers for Medicare and Medicaid Services (CMS), and is highly variable in the commercial market. There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the product is approved or cleared by FDA. Even when we obtain authorization from the FDA or a foreign authority to begin commercial distribution, there may be limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. Moreover, eligibility for coverage does not imply that a product will be reimbursed in all cases or at a rate that allows us to market our EECP(R) systems at a price that will enable us to make a profit or even cover our costs. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data. Even if successful, demand for products may be driven more by the scope of peer-reviewed evidence and acceptance, endorsement by regulatory and clinical bodies, or foreign country authorities than by the reimbursement rates available. Securing coverage at adequate reimbursement rates from government and third party payers can be a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payer. Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payers for our products could have a material adverse effect on our financial condition and operating results.

     Our reimbursement strategies are currently focused in the following primary areas: expanding Medicare coverage to include congestive heart failure and mild angina, expanding coverage with other third-party payers, expanding Medicare coverage for angina and obtaining coverage in selected international markets.

Current Medicare Coverage in Angina

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy under HCPCS code G0166 for the use of the EECP(R) therapy system. Key excerpts from the coverage read as follows:

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

     The 2007 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $147 and $107, respectively. Reimbursement rates vary throughout the country and range from $98 to $215 per hourly session. The 2006 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $138 and $104, respectively. Reimbursement rates vary throughout the country and range from $113 to $231 per hourly session. Under the Medicare program, physician reimbursement of the provision of EECP(R) therapy is higher if the therapy is performed in a physician office setting as compared to a hospital outpatient facility in order to reflect higher costs associated with the physician office. Since January 2000, the national average payment rate has varied considerably. The initial national average payment rate for the physician office setting and the hospital outpatient facility in 2000 was approximately $130 and $112, respectively per hourly session. The average payment rate for the physician office setting climbed to $208 per treatment session in 2003 before being reduced approximately 37% in 2004 to $132 per treatment session. In 2005 the physician rate increased approximately 5% and remained unchanged in 2006. The average payment rate for the hospital outpatient facility declined steadily to 2005 before increasing approximately 2% in 2006.

     In order to bill and receive payment from Medicare, an individual or entity must be enrolled in the Medicare program for EECP(R) therapy. The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP(R) therapy under the Medicare program and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities. For each of these provider types there is statutory authorization and accompanying regulations that govern the terms and conditions of Medicare program participation.

     If there were any material change in the availability of Medicare coverage, or if the reimbursement level for treatment procedures using the EECP(R) therapy system is determined to be inadequate, it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare coverage and payment level may be enacted in the future, or what effect such legislation or regulation would have on us.

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

     On March 20, 2006, the Centers for Medicare and Medicaid Services (CMS) issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:
          o    Canadian Cardiovascular Society Classification (CCSC) II angina
          o    Heart Failure
          o New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%
          o New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 40%
          o    New York Heart Association Class IV heart failure
          o    Acute heart failure
          o    Cardiogenic shock
          o    Acute myocardial infarction."

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH(TM) trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of New York Heart Association Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect.", for refractory angina patients.

     On August 25, 2006 the results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC), and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

     In the November-December issue of the journal Congestive Heart Failure, a second report of results from the PEECH(TM) trial was published, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded prespecified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

Expanding Coverage with Other Third-Party Payers

     Some private insurance carriers continue to adjudicate EECP(R) treatment claims on a case-by-case basis. Since the establishment of reimbursement by the federal government, however, an increasing number of these private carriers now routinely pay for use of EECP(R) therapy for the treatment of angina and have issued positive coverage policies, which are generally similar to Medicare's coverage policy in scope. We estimate that over 300 private insurers are reimbursing for EECP(R) therapy for the treatment of angina today at favorable payment levels and we expect that the number of private insurers and their related health plans that provide for EECP(R) therapy as a covered benefit will continue to increase. In addition, we are aware of two third-party payers that have begun limited coverage of EECP(R) therapy for the treatment of CHF.

     We intend to pursue a constructive dialogue with many private insurers for the establishment of positive and expanded coverage policies for EECP(R) treatment that include CHF patients. If there were any material change in the availability of third-party private insurers or the adequacy of the reimbursement level for treatment procedures using the EECP(R) therapy system it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party private insurers coverage and payment levels may be enacted in the future or what effect such legislation or regulation would have on us.

Reimbursement in International Markets

     The reimbursement environment for EECP(R) therapy in international markets is fragmented and coverage varies as a mix of available private and public healthcare providers may not yet be aware of coverage of this therapy. Our reimbursement strategy has been opportunistic and responsive to the selling opportunities presented through our distribution partners. During this fiscal year our efforts on behalf of EECP(R) therapy in both the private and public healthcare sectors of selected international markets have been initiated by our distributors, in support of the therapy, in their designated territory. Additionally, efforts have been initiated to obtain coverage in the public sector in certain overseas markets; however, we do not anticipate an impact on financial performance in the next fiscal year, given the long lead times from submission to approval of international dossiers for each reimbursement authority.

Patents and Trademarks

     We own eleven US patents including eight utility and three design patents that expire at various times between 2006 and 2021. In addition, more than 20 foreign patents have been issued that expire at various times from 2007 to 2022. We are also planning to file other patent applications regarding specific enhancements to the current EECP(R) models, future generation products, and methods of treatment in the future. Moreover, trademarks have been registered for the names "EECP(R)" and "Natural Bypass".

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

     There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. As with any patented technology, litigation could be necessary to protect our patent position. Such litigation can be costly and time-consuming, and there can be no assurance that we will be successful. The loss or violation of our EECP(R) patents and trademarks could have a material adverse effect upon our business.

Employees

     As of May 31, 2007, we employed 18 full-time and 1 part-time persons with 2 in direct sales, sales and clinical applications support, 7 in manufacturing, quality control and technical service, 1 in marketing and customer support, 2 in engineering, regulatory and clinical research and 7 in administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

Manufacturing

     We manufacture our EECP(R) therapy systems in a single facility located in Westbury, New York. Manufacturing operations are conducted under the Current Good Manufacturing Practice (CGMP) requirements as set forth in the FDA Quality System Regulation. These regulations subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities. ISO 13485 is the international quality standard for medical device manufacturers, based upon the ISO 9001 quality standard with specific requirements consistent with the FDA Quality System Regulation. While previously we were certified to comply with ISO 9001 requirements, we have applied and received ISO 13485 certification in February 2003. We are also certified to conform with the full quality assurance system requirements of the EU Medical Device Directive and can apply the CE mark to certain of our products. Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR).

     We believe our manufacturing facility, is adequate to meet the current and immediately foreseeable future demand for the production of these systems.

RISK FACTORS

     Investing in our common stock involves risk. You should carefully consider the following information about these risks together with the other information contained in this Report. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment.

Financial Risks

     We have incurred recurring losses over the past few years and continue to sustain losses which could result in a further decline in the value of our common stock.

     During the last two fiscal years we incurred large operating losses. We currently anticipate that we will continue to sustain operating losses. Our ability to achieve profitability is largely dependent on our ability to reduce operating costs sufficiently as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue and increase revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner.

Risks Related to Our Business

     We  are  materially  dependent  on  medical   reimbursement  for  treatment
procedures using EECP(R) therapy on patients with congestive heart failure in order to achieve continued growth.

     We are currently dependent on a single product platform which, based on current medical reimbursement policies, provides coverage for a restricted class of heart patients. On May 31, 2005, we submitted an application to CMS to expand the national coverage policy for external counterpulsation treatment to patients with Canadian Cardiovascular Class II stable angina and to patients with New York Heart Association (NYHA) Class II and III stable heart failure symptoms with an ejection fraction less than 35%. The application was accepted by CMS effective June 20, 2005, and CMS announced their decision to maintain the existing coverage as stated prior to the application and not to expand it to include Class II Angina and Class II/III CHF on March 20, 2006. Results of the PEECH(TM) trial have been published in the Journal of the American College of Cardiology in September 2006, and the subgroup analysis of CHF patients age 65 and over has also been published in the November-December 2006 issue of the Journal of Congestive Heart Failure. These two papers have been submitted to CMS for reconsideration of our application. We had met with representatives from CMS in February 2007 and presented our case. CMS has requested additional data from us. We will continue our dialogue with CMS to obtain coverage for heart failure patients. However, there is no assurance that the Company will have sufficient resources to gather the necessary data to be sufficient to support expansion of the Medicare National Coverage Policy for EECP(R) treatment for NYHA class II and III heart failure patients.

     If we do not  receive  medical  coverage  for  treatment  procedures  using
EECP(R) therapy on patients with CHF, it will adversely affect our future business prospects.

     Material changes in the availability of Medicare, Medicaid or third-party reimbursement at adequate price levels could adversely affect our business.

     Health care providers, such as hospitals and physician private practices, that purchase or lease medical devices such as the EECP(R) therapy system for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. If there were any material change in the availability of Medicare, Medicaid or other third-party coverage or the adequacy of the reimbursement level for treatment procedures using the EECP(R) therapy system, it would adversely affect our business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare or Medicaid coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on our business. Even if a device has FDA clearance, Medicare, Medicaid and other third-party payers may deny reimbursement if they conclude that the device is not "reasonable and necessary" according to their criteria. In addition, reimbursement may not be at, or remain at, price levels adequate to allow medical professionals and hospitals to realize an appropriate return on the purchase of our products.

     Increased acceptance by the medical community is important for continued growth.

     While many abstracts and publications are presented each year at major scientific meetings worldwide with respect to EECP(R) treatment efficacy, there is continued skepticism concerning EECP(R) therapy methodology. The American Heart Association and the American College of Cardiology Practice Guidelines currently list EECP(R) as a therapy currently under investigation for treatment of heart failure and have a classification rating of IIb as a treatment for patients who are refractory to medical therapy and are not candidates for percutaneous intervention or revascularization. A classification rating of IIb indicates the usefulness/efficacy of EECP(R) therapy is less well established by evidence/opinion. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP(R) therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP(R) therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP(R) therapy and increasing acceptance of EECP(R) therapy as a safe, effective and cost effective alternative to other available products by the medical community for continued growth.

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

     As of June 2007 the Company entered into a distribution and supplier agreement with Living Data Technology Corporation, a competitor as of May 31, 2007. This arrangement has subsequently reduced the competitors to at least three other companies.

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

     Since patent applications in the United States are maintained in secrecy until such patent applications are issued, our current product development may infringe patents that may be issued to others. If our products were found to infringe patents held by competitors, we may have to modify our products to avoid infringement, and it is possible that our modified products would not be commercially successful.

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

     The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

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

Additional Information

     We are subject to the reporting requirements under the Securities Exchange Act of 1934 and are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports files or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934.

ITEM 2 - PROPERTIES

     We  have  historically  owned  our  18,000  square  foot  headquarters  and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. Additionally, we leased approximately 3,500 square feet of additional warehouse space under an operating lease with a non-affiliated landlord that expired in September 2006, which we did not renew.

     On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease. The annual rental expense for the lease is approximately $138,600. We believe that our current facility is adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

     There were no material legal proceedings under applicable rules.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol VASO.OB. On May 26, 2006, our common stock ceased trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market and began trading on the NASD Pink Sheets. Effective June 20, 2006, our common stock began trading on the Over the Counter Bulletin Board (OTCBB). The number of record holders of common stock as of August 1, 2007, was approximately 1,066, which does not include approximately 24,755 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

                                 Fiscal 2007                Fiscal 2006
                                 -----------                -----------
                               High         Low           High          Low
First Quarter                 $0.17        $0.08         $0.88         $0.53
Second Quarter                $0.15        $0.08         $0.65         $0.38
Third Quarter                 $0.12        $0.07         $0.53         $0.16
Fourth Quarter                $0.09        $0.07         $0.35         $0.10

     The last bid price of the Company's common stock on August 17, 2007, was $0.11 per share.

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

     Additionally, Nasdaq's delisting of our common stock could have an adverse effect our ability to raise additional equity capital.

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

Sale of Convertible Preferred Securities

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

Entry Into A Material Definitive Agreement

     On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

     We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Management's Discussion and Analysis or Plan of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward looking statements and other forward-looking statements made elsewhere in this document are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section titled "Risk Factors" in "Item One - Business" to review certain conditions, among others, which we believe could cause results to differ materially from those contemplated by the forward-looking statements.

     Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

     The following discussion should be read in conjunction with financial statements and notes thereto included in this Annual Report on Form 10-KSB.

Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information visit www.vasomedical. com.

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

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. We attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing our cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, we sought to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     Subsequent to May 31, 2007 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.



Results of Operations

Fiscal Years Ended May 31, 2007 and 2006

     Net revenue from sales, leases and service of our EECP(R) systems for the fiscal years ended May 31, 2007 and 2006, was $6,354,083 and $10,942,997, respectively, which represented a decline of $4,588,914 or 42%. We reported a net loss attributable to common stockholders of $1,571,066 and $11,579,011 for fiscal 2007 and 2006, respectively. Our net loss per common share was $0.02 for the fiscal year ended May 31, 2007 compared to a net loss of $0.19 per share for the fiscal year ended May 31, 2006. The decrease in the net loss per share is primarily due to a $7,082,138 income tax valuation reserve established in fiscal 2006 for the remaining value of the deferred tax asset.

     The gross profit declined to $3,450,970 or 54% of revenues for the fiscal year ended May 31, 2007, compared to $6,168,668 or 56% of revenues for the fiscal year ended May 31, 2006. The decline in gross profit primarily reflects the reduced sales volume, however the loss from operations was reduced in the fiscal year ended May 31, 2007 to $1,534,339 compared to the loss from operations in fiscal year 2006 of $3,612,849. Total operating expenses in the fiscal years ended May 31, 2007 and 2006 were $4,985,309 and $9,781,517, respectively, reflecting a decline of $4,796,208 due primarily to two major cost saving restructuring programs initiated in March 2007 and April 2007.

Revenues

     Revenue from equipment sales declined approximately 62% to $2,561,064 for the fiscal year ended May 31, 2007 as compared to $6,820,980 for the prior year. The decline in equipment sales is due primarily to a 52% decline in the number of equipment shipments and a 23% decrease in average sales prices. The overall decrease in average sales prices is primarily due to the decline of equipment sales as well as the reduction in sales price due to competition in both the domestic and international markets, from the prior fiscal year.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 7%, in fiscal 2007, compared to prior year and the average sales price of used systems declined 43% in fiscal 2007. We continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in fiscal 2007 increased approximately 15% to $991,000 compared to $863,000 in the prior year reflecting increased sales volume.

     The above decline in revenue was also a result of an 8% decrease in revenue from equipment rental and services to $3,793,019 in fiscal 2007 from $4,122,017 in fiscal year 2006. Revenue from equipment rental and services represented 60% of total revenue in fiscal 2007 compared to 38% in fiscal 2006. The increase in the percentage of revenue generated from equipment rentals and services is due to decreased unit sales volume and decreased total revenues. The decrease in the absolute amounts and the decrease in the percentage of total revenue resulted primarily from a 31% decline in service related revenue, and a 74% decline in rental revenue. The decline was due to a decrease in the rental install base from the prior fiscal year ended May 31, 2006.

Gross Profit

     Gross profit declined to $3,450,970 or 54% of revenues for the fiscal year ended May 31, 2007, compared to $6,168,668 or 56% of revenues for the fiscal year ended May 31, 2006. Gross profit margin as a percentage of revenue for the fiscal year ended May 31, 2007, decreased compared to the prior fiscal year mainly due to the higher fixed production unit costs associated with reduced production due to decreasing sales in the last fiscal year, offset minimally by the adoption of SFAS No. 151 which increased the amount of fixed overhead costs absorbed into inventory in fiscal 2007. The decline in gross profit when compared to the prior year in absolute dollars is principally due to the lower sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for fiscal years ended May 31, 2007 and 2006, were $4,051,570 or 64% of revenues and $7,865,533 or 72% of revenues, respectively reflecting a decrease of $3,813,963 or approximately 48%. The decrease in SG&A expenditures in fiscal 2007 compared to fiscal 2006 resulted primarily from decreased direct expenditures of $2,354,828 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales volume. Marketing expenses decreased $975,971 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $483,164 as a result of decreased expenditures in professional fees related to accounting and outside consulting, along with reduced personnel and their associated costs.

Research and Development

     Research and development ("R&D") expenses of $933,316 or 15% of revenues for the fiscal year ended May 31, 2007, decreased by $872,351 or 48%, from $1,805,667 or 17% of revenues for the fiscal year ended May 31, 2006. The decrease is primarily attributable to fewer engineering personnel, lower new product development spending, and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the fiscal years ended May 31, 2007 and 2006, the Company recorded a provision for doubtful accounts of $423 and $110,317, respectively. The change in the provision is a primarily a result of the fiscal 2007 decrease in sales.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $69,767 in the fiscal year ended May 31, 2007, from $81,662 for the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The majority of the decrease is a result of the loans secured to finance the cost of implementation of a new management information system being paid in full during fiscal 2007.

Interest and Other Income, Net

     Interest and other income for the fiscal years ended May 31, 2007 and 2006, were $53,648 and $75,508, respectively. Interest income primarily reflects interest earned on the Company's cash balances. As cash balances have declined, the direct impact has been a decrease in interest income.

Income Tax Expense, Net

     During the fiscal years ended May 31, 2007 and 2006, we recorded a provision for income taxes of $20,608 and $7,082,138, respectively.

     As of May 31, 2007, the recorded deferred tax assets were $19,589,352, reflecting an increase of $29,894 during the fiscal year ended May 31, 2007, which was offset by the valuation allowance of the same amount.

     Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. In November 2005, we concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and increased the valuation allowance to bring the net deferred tax asset carrying value to zero.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations in fiscal 2007 and 2006 primarily from working capital and in fiscal 2006 from the issuance of preferred stock. At May 31, 2007, we had cash of $850,288 and working capital of $1,320,347 as compared to cash and cash equivalents of $2,385,778 and working capital of $2,867,288 at May 31, 2006. Our cash and cash equivalents decreased $1,535,490 in fiscal year 2007. Our net loss of $1,571,066 was partially offset by adjustments to reconcile the net loss to net cash and changes in working capital accounts of $337,772. Cash used in investing activities was $10,593 and financing activities was $291,603.

     The adjustments to reconcile net loss to net cash used in operating activities was $294,596 in non-cash adjustments to reconcile the net loss to net cash used in operating activities, primarily due to $315,269 in depreciation and amortization. In addition, changes in our operating assets and liabilities produced net cash of $43,176. The changes in the accounts balances primarily reflect a decrease in accounts receivable of $147,805, lower inventory of $606,580 and lower other current assets of $265,408, which were partially offset by a decrease in accounts payable, accrued expenses, deferred revenues-ST and other current liabilities of $721,970 and a decrease in deferred revenues-LT and in other liabilities of $253,575. Net accounts receivable were 12% of revenues for the period ended May 31, 2007, as compared to 8% for the period ended May 31, 2006, and accounts receivable turnover improved to 8.1 times as of May 31, 2007, as compared to 7.9 times as of May 31, 2006.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During fiscal 2007 and 2006, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used net cash of $10,593 during the fiscal year ended May 31, 2007 for the purchase of property and equipment.

     Our financing activities used net cash of $291,603 during the fiscal year ended May 31, 2007, reflecting payments on our outstanding notes and loans.

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

Liquidity

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. The Company attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage by bringing its cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     Subsequent to May 31, 2007 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

     Based on the above transactions, we believe that we have sufficient working capital to continue our operations through at least May 31, 2008.

Off-Balance Sheet Arrangements

     As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (`SPES"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 31, 2007, we are not involved in any unconsolidated SPES.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended May 31, 2007, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we recognize revenue from the sale of our EECP(R) systems in the period in which we deliver the system to the customer. Revenue from the sale of our EECP(R) systems to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers. Returns are accepted prior to the in-service and training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems. In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectibility is uncertain.

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

     In-service and training generally occurs within a few weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed. The amount related to in-service and training is recognized as service revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized ratably as service revenue over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of equipment sales as incurred.

     The Company also recognizes revenue generated from servicing EECP(R) systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP(R) system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     Revenues from the sale of EECP(R) systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2007.

Accounts Receivable, Net

     The Company's accounts receivable - trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Inventories, net

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $3,000 more in fixed production overhead into inventory during fiscal year 2007 and $256,000 less in fixed production overhead into inventory during fiscal year 2006.

Deferred Revenues

     The Company records revenue on extended service contracts ratably over the term of the related contract period. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

     Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. For these customers the Company accrues a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

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

     Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liabilty that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset the Company previously recorded, and then reversed fully in fiscal 2006, related primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflected the expected utilization of such net operating losses for the following twelve months. Such allocation was based on the Company's internal financial forecast and may be subject to revision based upon actual results.

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

     Prior to second quarter of fiscal 2007 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, and as a result the Company expects that the adoption of SFAS No. 123(R) will not have an immediate material effect on its financial statements. However, as new stock options are issued by the Company this may have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

     For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123
(R).

Recently Issued Accounting Pronouncements Not Yet Effective

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

     Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that SFAS 157 will have any significant effect on future financial statements.

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

     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect that SFAS 159 will have any significant effect on future financial statements.

     FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FASB Staff Position
(FSP) addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are variable interests1 in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect that FIN 46(R )-6will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, was posted in March 27, 2006 and is effective for fiscal years beginning after June 15, 2006. It provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, and FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect that FSP 85-4-1 will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, was posted on September 8, 2006 and is effective for the first fiscal year beginning after December 15, 2006. This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Those methods are widely used by other industries. The FSP prohibits the use of the accrue-in-advance method. The Company does not expect that FSP No. AUG AIR-1 will have any significant effect on future financial statements.

     FASB Staff Position No. FAS 126-1, Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities, was posted on October 25, 2006. This FASB Staff Position (FSP) clarifies the definition of a public entity in certain accounting standards to include entities that are conduit bond obligors for conduit debt securities that are traded in a public market. The guidance in this FSP is to be applied prospectively in fiscal periods beginning after December 15, 2006. The Company does not expect that FAS 126-1 will have any significant effect on future financial statements.

     The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently evaluating whether the adoption of Interpretation No. 48 will have a material effect on our consolidated financial position, results of operations and cash flows.

     EITF Issue 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option. The Task Force reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument's original conversion terms) that became convertible upon the issuer's exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date, as defined herein. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. The issuance of equity securities to settle a debt instrument that became convertible upon the issuer's exercise of a call option should be accounted for as a debt extinguishment if the debt instrument did not contain a substantive conversion feature as of its issuance date. That is, the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. This Issue applies to all conversions within the scope of this Issue that result from the exercise of call options and is effective in interim or annual reporting periods beginning after June 28, 2006 (the Board ratification date of the consensus), irrespective of whether the instrument was entered into prior or subsequent to Board ratification of this Issue. For instruments issued prior to the effective date of this consensus, the assessment as to whether a substantive conversion feature exists at issuance should be based only on assumptions, considerations, and/or marketplace information available as of the issuance date. The Company does not expect that pronouncement EITF Issue 05-1 will have any significant effect on future financial statements.

     EITF Issue 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. The Task Force reached a consensus that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, a service provider should use the guidance in Issue 01-9 to determine the characterization of the consideration (that is, "cash consideration" or "other than cash" consideration). Issue 01-9 presumes that an entity should characterize "cash consideration" as a reduction of revenue unless an entity meets the requirements of paragraph 9 of Issue 01-9. Under Issue 01-9, "other than cash" consideration should be characterized as an expense. In applying that guidance, the service provider should characterize the consideration given to a third-party manufacturer or reseller based on the form of consideration directed by the service provider to be provided to the service provider's customer. If the form of the consideration is directed to be anything other than "cash consideration" (as defined in Issue 01-9), then the form of the consideration should be characterized as "other than cash" consideration. If the service provider does not control the form of the consideration provided to the service provider's customer, the consideration should be characterized as "other than cash" consideration. In reaching this conclusion, Task Force members observed that consideration paid by a service provider that results in a customer receiving a reduced price on equipment purchased from a manufacturer or reseller should be characterized as "other than cash" consideration for purposes of applying Issue 01-9. The consensus in this Issue is effective for the first annual reporting period beginning after June 15, 2007. Earlier application is permitted for financial statements that have not yet been issued. Entities should recognize the effects of applying the consensus in this Issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company does not expect that pronouncement EITF Issue 06-1 will have any significant effect on future financial statements.

     EITF Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, "Accounting for Compensated Absences". An employer may provide its employees with sabbatical leave or other similar benefits. Sabbatical leave involves an employee receiving time off upon working at the employer for a specific period of time. When an employer provides sabbatical leave or another similar benefit, the employer must determine whether such benefit should be accrued based on the guidance in FASB Statement No. 43, Accounting for Compensated Absences. The Task Force reached a consensus that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. This Issue should be effective for fiscal years beginning after December 15, 2006. An entity should apply the consensus reached in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position at the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Earlier adoption of this guidance is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that pronouncement EITF Issue 06-2 will have any significant effect on future financial statements.

     EITF Issue 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The issue concerns whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity's income statement. Non-income taxes on which this question has arisen include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries (e.g., the severance tax in the oil and gas industry and the franchise tax in the cable industry). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force also reached a consensus that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensuses in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted. The Company does not expect that pronouncement EITF Issue 06-3 will have any significant effect on future financial statements.

     EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. An endorsement split-dollar life insurance should be recognized as a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company does not expect that pronouncement EITF Issue 06-4 will have any significant effect on future financial statements.

     EITF Issue 06-5, Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. A policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable (as is used in FASB Statement No. 5) that contractual terms would limit the amount that could be realized under the insurance contract, the Task Force agreed that these contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized under the insurance contract. The consensus in this Issue is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as of the beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued. The Company does not expect that pronouncement EITF Issue 06-5 will have any significant effect on future financial statements.

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 8B - OTHER INFORMATION

   None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13 - EXHIBITS

(a) Financial Statements and Financial Statement Schedules
    ------------------------------------------------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
(b)  Exhibits
     --------
     (3)  (a) Restated Certificate of Incorporation (2)
          (b)  By-Laws (1)
     (4)  (a) Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred Stock, Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (7)
          (d)  Form of  Rights  Agreement  dated as of March  9,  1995,  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (8)
          (f)  Certificate of Designation of the Preferred Stock, Series D (15)
          (g)  Form of Stock Purchase Warrant (18)
     (10) (a) 1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998, and October 10, 2001, between Registrant and John C.K. Hui
               (4) (9) (13)
          (d)  1997 Stock Option Plan, as amended (10)
          (e)  1999 Stock Option Plan, as amended (11)
          (f)  2004 Stock Option/Stock Issuance Plan (12)
          (g) Credit Agreement dated February 21, 2002, between Registrant and Fleet National Bank (12)
          (h)  Securities   Purchase  Agreement  dated  June  21,  2007  between
               Registrant and Kerns Manufacturing Corp. (14)
          (i)  Form of Common Stock Purchase Warrant dated June 21, 2007 (14)
          (j)  Registration   Rights  Agreement  dated  June  21,  2007  between
               Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation (14)
          (k) Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp. and 180 Linden Realty LLC
          (l) Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant
     (21) Subsidiaries of the Registrant

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

     (23) Consent of Miller Ellin & Company, LLP
     (31) Certification  Reports pursuant to Securities  Exchange Act Rule 13a -
          14
     (32) Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


__________________________

     (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
     (2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
     (3)  Incorporated  by  reference  to Report on Form 8-K dated  November 14,
          1994.
     (4)  Incorporated  by  reference  to Report on Form 8-K dated  January  24,
          1995.
     (5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
     (6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
     (7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
     (8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
     (9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
     (10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
     (11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
     (12) Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
     (13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2002.
     (14) Incorporated by reference to Report on Form 8-K dated June 21, 2007.
     (15) Incorporated by reference to Report on Form 8-K dated July 19, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 2007.

                              VASOMEDICAL, INC.

                              By: /s/ John C.K. Hui
                              --------------------------------
                              John C.K. Hui
                              President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 23, 2007, by the following persons in the capacities indicated:


/s/ John C.K. Hui                      President, Chief Executive Officer, Chief
---------------------------            Technology Officer and Director
John C.K. Hui                          (Principal Executive Officer)

/s/ Abraham E. Cohen                   Chairman of the Board
---------------------------
Abraham E. Cohen

/s/ Tricia Efstathiou                  Chief Financial Officer (Principal
---------------------------            Financial and Accounting Officer)
Tricia Efstathiou

/s/Photios T. Paulson                  Director
---------------------------
Photios T. Paulson

/s/ Martin Zeiger                      Director
---------------------------
Martin Zeiger

/s/ Simon Srybnik                      Director
---------------------------
Simon Srybnik

/s/ Jun Ma                             Director
---------------------------
Jun Ma

/s/ Behnam Movaseghi                   Director
---------------------------
Behnam Movaseghi

/s/ Derek Enlander                     Director
---------------------------
Derek Enlander

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm                                 F-1

Financial Statements
         Consolidated Balance Sheet as of May 31, 2007                                  F-2

         Consolidated Statements of Operations for the years ended
         May 31, 2007 and 2006                                                          F-3

         Consolidated Statement of Changes in Stockholders'
         Equity for the years ended May 31, 2007 and 2006                               F-4

         Consolidated Statements of Cash Flows for the years ended
         May 31, 2007 and 2006                                                          F-5 to F-6

         Notes to Consolidated Financial Statements                                     F-7 to F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders

  Vasomedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2007 and the consolidated results of their operations and their consolidated cash flow for the years ended May 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules,
Schedule II, Valuation and Qualifying Accounts, are presented for the purposes of additional analysis and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                /s/ Miller Ellin & Company, LLP
                                    CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
August 23, 2007

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2007

                                          ASSETS
CURRENT ASSETS
     Cash                                                                                            $850,288
     Accounts receivable, net of an allowance for doubtful accounts of $364,809                       733,655
     Inventories, net                                                                               2,117,627
     Other current assets                                                                              34,761
                                                                                               ----------------
         Total current assets                                                                       3,736,331

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,836,938                               1,286,880
OTHER ASSETS                                                                                          260,240
                                                                                               ----------------
                                                                                                   $5,283,451
                                                                                               ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                           $575,793
     Current maturities of long-term debt and notes payable                                            65,769
     Sales tax payable                                                                                159,542
     Deferred revenue                                                                               1,286,726
     Accrued director fees                                                                             79,000
     Accrued warranty and customer support expenses                                                    15,750
     Accrued professional fees                                                                        143,521
     Accrued commissions                                                                               89,883
                                                                                               ----------------
         Total current liabilities                                                                  2,415,984

LONG-TERM DEBT                                                                                        785,246

DEFERRED REVENUE                                                                                      469,626

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and
       outstanding                                                                                         --
     Common stock, $.001 par value; 110,000,000 shares authorized; 65,198,592 shares
       issued and outstanding                                                                          65,198
     Additional paid-in capital                                                                    46,165,998
     Accumulated deficit                                                                          (44,618,601)
                                                                                               ----------------
         Total stockholders' equity                                                                 1,612,595
                                                                                               ----------------
                                                                                                   $5,283,451
                                                                                               ================

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended May 31,
                                                                                 2007                2006
                                                                            ----------------    -----------------
Revenues
   Equipment sales                                                            $2,561,064           $6,820,980
   Equipment rentals and services                                              3,793,019            4,122,017
                                                                            ----------------    -----------------
     Total revenues                                                            6,354,083           10,942,997

Cost of Sales and Services
   Cost of sales, equipment                                                    1,457,279            3,374,194
   Cost of equipment rentals and services                                      1,445,834            1,400,135
                                                                            ----------------    -----------------
     Total cost of sales and services                                          2,903,113            4,774,329
                                                                            ----------------    -----------------
   Gross profit                                                                3,450,970            6,168,668

Operating Expenses
   Selling, general and administrative                                         4,051,570            7,865,533
   Research and development                                                      933,316            1,805,667
   Provision for doubtful accounts                                                   423              110,317
                                                                            ----------------    -----------------
     Total operating expenses                                                  4,985,309            9,781,517
                                                                            ----------------    -----------------
Loss from operations                                                          (1,534,339)          (3,612,849)

Other Income (Expenses)
   Interest and financing costs                                                  (69,767)             (81,662)
   Interest and other income, net                                                 53,648               75,508
                                                                            ----------------    -----------------
     Total other income (expenses)                                               (16,119)              (6,154)
                                                                            ----------------    -----------------

Loss before income taxes                                                      (1,550,458)          (3,619,003)
   Income tax expense, net                                                       (20,608)          (7,082,138)
                                                                            ----------------    -----------------
Net Loss                                                                      (1,571,066)         (10,701,141)
   Preferred stock dividend                                                           --             (877,870)
                                                                            ----------------    -----------------
Net Loss Attributable to Common Shareholders                                 $(1,571,066)        $(11,579,011)
                                                                            ================    =================


Net loss per common share
     - basic                                                                      $(0.02)              $(0.19)
                                                                            ================    =================
     - diluted                                                                    $(0.02)              $(0.19)
                                                                            ================    =================

Weighted average common shares outstanding
     - basic                                                                  65,198,592           61,351,323
                                                                            ================    =================
     - diluted                                                                65,198,592           61,351,323
                                                                            ================    =================

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Additional                      Total
                                    Preferred Stock         Common Stock       Paid-in-    Accumulated      Stockholders'
                                   Share     Amount      Shares      Amount    Capital       Deficit          Equity
                                  --------- ---------  ----------  ---------  -----------  -------------  --------------
Balance at May 31, 2005                 --         --  58,552,688   $58,552   $51,450,639  $(32,346,394)    $19,162,797

   Issuance of Series
     D convertible preferred
     stock, net of costs            25,000       $250                           1,613,209                     1,613,459
  Warrants issued in
     connection with the
     issuance of Series
     D convertible preferred
     stock issued                                                                 411,158                       411,158
  Beneficial conversion
     feature embedded in
     Series D convertible
     preferred stock                                                              786,247                       786,247
  Dividends of Series D
     convertible preferred
     stock                                                                       (877,870)                     (877,870)
  Issuance of common
     stock in connection with
     the conversion of Series
     D convertible
     preferred stock               (25,000)      (250)  6,112,209     6,112        (5,862)                           --
  Issuance of common
     stock in payment of
     outside director fees                                225,000       225       101,025                       101,250
  Issuance of common stock
     in payment of a
     consulting fee                                       308,695       309       150,691                       151,000
  Issuance of stock options
     in payment of a
     consulting fee                                                                 8,256                         8,256
  Reserve for tax benefit
     of stock options and
     warrants exercised
     in prior years                                                            (7,489,000)                   (7,489,000)
  Net loss                                                                                  (10,701,141)    (10,701,141)
                                  --------- ---------  ----------  ---------  -----------  -------------  --------------
Balance at May 31, 2006                 --        --   65,198,592   $65,198   $46,148,493  $(43,047,535)     $3,166,156

Issuance of stock options
     in payment of
     outside director
     fees                                                                          11,445                        11,445
Issuance of stock options
     in payment of salaries
     to company officers                                                            6,060                         6,060
  Net loss                                                                                   (1,571,066)     (1,571,066)
                                  --------- ---------  ----------  ---------  -----------  -------------  --------------
Balance at May 31, 2007                 --       $--   65,198,592   $65,198   $46,165,998  $(44,618,601)     $1,612,595

    The accompanying notes are an integral part of this financial statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years ended May 31,
                                                                               2007               2006
                                                                           -------------     ---------------
Cash flows from operating activities
     Net loss                                                              $(1,571,066)      $(10,701,141)
                                                                           -------------     ---------------
     Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                         315,269           518,176
         Provision for doubtful accounts, net of write-offs                    (38,178)          110,317
         Reserve for excess and obsolete inventory                                  --           152,004
         Deferred income taxes                                                      --         7,093,000
         Common stock issued for services                                           --           126,250
         Stock options granted for services                                     17,505             8,256
         Changes in operating assets and liabilities
              Accounts receivable                                              147,805           938,403
              Inventories                                                      606,580           699,371
              Other current assets                                             265,408           115,853
              Other assets                                                      (1,072)          (28,883)
              Accounts payable, accrued expenses, deferred
                revenues - ST, and other current
                liabilities                                                   (721,970)       (1,070,978)
              Deferred revenues - LT and other liabilities                    (253,575)         (236,501)
                                                                           -------------     ---------------
                                                                               337,772         8,425,268
                                                                           -------------     ---------------
     Net cash used in operating activities                                  (1,233,294)       (2,275,873)
                                                                           -------------     ---------------

     Cash flows provided by (used in) investing activities
         Redemptions of certificates and deposit and
           treasury bills                                                           --         1,758,443
         Purchase of property and equipment                                    (10,593)               --
                                                                           -------------     ---------------
     Net cash provided by  (used in) investing activities                      (10,593)        1,758,443
                                                                           -------------     ---------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                         (291,603)         (447,363)
         Payments of preferred stock dividends                                      --           (91,623)
         Payments of preferred stock issue costs                                    --          (349,382)
         Proceeds from notes payable                                                --           302,052
         Proceeds from sale of convertible preferred stock                          --         2,500,000
                                                                           -------------     ---------------
     Net cash provided by (used in) financing activities                      (291,603)        1,913,684
                                                                           -------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                 (1,535,490)        1,396,254
                                                                           -------------     ---------------
     Cash and cash equivalents - beginning of year                           2,385,778           989,524
                                                                           -------------     ---------------
     Cash - end of year                                                       $850,288        $2,385,778
                                                                           =============     ===============

   The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries


                                                                          Years ended May 31,
                                                                         2007            2006
                                                                    --------------- -------------
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
   Inventories  transferred  (to)/from property and equipment,
       attributable to operating leases - net                         $(24,534)        $190,776
     Issue of note for purchase of insurance policy                   $192,120         $302,052
     Preferred stock dividends                                             $--         $786,247
     Preferred issue costs                                                 $--         $227,087

 SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                     $69,767          $81,662
     Income taxes paid                                                 $10,079          $22,923


    The accompanying notes are an integral part of these financial statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


NOTE A - ORGANIZATION AND PLAN OF OPERATIONS


     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease, etc. Patients with primary diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina symptoms.

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. The Company has attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing its cost structure more into alignment with current revenues by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     Subsequent to May 31, 2007 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


          appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


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

     In-service and training generally occurs within a few weeks of shipment and our return policy states that no returns will be accepted after in-service and training has been completed. The amount related to in-service and training is recognized as service revenue at the time the in-service and training is completed and the amount related to service arrangements is recognized ratably as service revenue over the related service period, which is generally one year. Costs associated with the provision of in-service and training and the service arrangement, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of equipment sales as incurred.

     The Company also recognizes revenue generated from servicing EECP(R) systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP(R) system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     Revenues from the sale of EECP(R) systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2007.

Accounts Receivable, Net

     The Company's accounts receivable - trade are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

     The changes in the Company's allowance for doubtful accounts are as follows:

                                                     May 31, 2007
                                                  -------------------
Beginning balance                                      $410,691
    (Reversal)/Provision for losses on
    accounts receivable                                  (7,421)
    Direct write-offs, net of recoveries                (38,461)
                                                  -------------------
Ending balance                                         $364,809
                                                  ===================

Concentrations of Credit Risk

     We market the EECP(R) system principally to hospitals and physician private practices. We perform credit evaluations of our customers' financial condition and, as a consequence, believe that our receivable credit risk exposure is limited. Receivables are generally due 30 to 90 days from shipment. For the year ended May 31, 2007 no customer accounted for 10% or more of revenues or accounts receivable.

     Our revenues were derived from the following geographic areas:

                                                             Years Ended May 31,
                                                   -----------------------------------
                                                        2007                2006
                                                   ---------------     ---------------
Domestic (United States)                             $5,363,138         $10,079,789
Non-domestic (foreign)                                  990,945             863,208
                                                   ---------------     ---------------
                                                     $6,354,083         $10,942,997
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

Inventories, net

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) systems is transferred to property and equipment and is amortized over the next

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006



two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly review inventory quantities on hand, particularly raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

     Effective June 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $3,000 more in fixed production overhead into inventory during fiscal year 2007 and $256,000 less in fixed production overhead into inventory during fiscal year 2006.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is provided over the estimated useful lives of the assets, which range from two to thirty-nine years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note E)

Deferred Revenues

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Effective September 1, 2003, we adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year. (See Note F)

Warranty Costs

     Equipment  sold is  generally  covered  by a  warranty  period of one year.
Effective September 1, 2003, we adopted the provisions of EITF 00-21 on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we do not accrue warranty costs upon delivery but rather recognize warranty and related service costs as incurred. Prior to September 1, 2003, we accrued a warranty reserve for estimated costs to provide warranty services when the equipment sale was recognized.

     Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

     The factors affecting our warranty liability includes the number of units sold and the historical and anticipated rates of claims and costs per claim. (See Note G)

Research and Development

     Research and development costs attributable to development are expensed as incurred. Included in research and development costs is amortization expense related to the capiltalized cost of EECP(R) systems under loan for clinical trials.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "realizability" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized.

     Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. The deferred tax asset the Company previously recorded, and then reversed fully in fiscal 2006, related primarily to the realization of net operating loss carryforwards, of which the allocation of the current portion, if any, reflected the expected utilization of such net operating losses for the following twelve months. Such allocation was based on the Company's internal financial forecast and may be subject to revision based upon actual results. (See Note L)

Shipping and Handling Costs

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006



Stock-Based Employee Compensation

     As of June 1, 2006 the Company has adopted Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition.

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

                                                      May 31, 2006
                                                     ----------------
Net loss attributable to common shareholders,
as reported                                            $(11,579,011)
Deduct: Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                                 (2,173,828)
                                                     ----------------
Pro forma net loss                                     $(13,752,839)
                                                     ================

Loss per share:
    Basic and diluted - as reported                          $(0.19)
                                                     ================
    Basic and diluted - pro forma                            $(0.22)
                                                     ================

     During the twelve-month period ended May 31, 2007, the Board of Directors granted non-qualified stock options under the 1997 Stock Option/Stock Issuance Plan to one director to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 1999 Stock Option/Stock Issuance Plan to three directors to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $.09 per share, and granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to one officer to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $.11 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest over a two-year period, and expire ten years from the date of grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended May 31, 2007 was $17,505, which comprised the fair value of the stock options issued during the year. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


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

     The fair value of the Company's stock-based awards were estimated using the following weighted-average assumptions:

                                                          Years Ended May 31,
                                                       2007               2006
                                                  ---------------    --------------
Expected life (years)                                     5                  5
Expected volatility                                      99%                83%
Risk-free interest rate                                 4.5%               4.5%
Expected dividend yield                                 0.0%               0.0%


Recently Issued Accounting Pronouncements Not Yet Effective

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

     Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that SFAS 157 will have any significant effect on future financial statements.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


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

     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect that SFAS 159 will have any significant effect on future financial statements.

     FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FASB Staff Position
(FSP) addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are variable interests1 in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not expect that FIN 46(R )-6will have any significant effect on future financial statements.


     FASB Staff Position (FSP) No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, was posted in March 27, 2006 and is effective for fiscal years beginning after June 15, 2006. It provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, and FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect that FSP 85-4-1 will have any significant effect on future financial statements.

     FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, was posted on September 8, 2006 and is effective for the first fiscal year beginning after December 15, 2006. This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Those methods are widely used by other industries. The FSP prohibits the use of the accrue-in-advance method. The Company does not expect that FSP No. AUG AIR-1 will have any significant effect on future financial statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


     FASB Staff Position No. FAS 126-1, Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities, was posted on October 25, 2006. This FASB Staff Position (FSP) clarifies the definition of a public entity in certain accounting standards to include entities that are conduit bond obligors for conduit debt securities that are traded in a public market. The guidance in this FSP is to be applied prospectively in fiscal periods beginning after December 15, 2006. The Company does not expect that FAS 126-1 will have any significant effect on future financial statements.

     The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently evaluating whether the adoption of Interpretation No. 48 will have a material effect on our consolidated financial position, results of operations and cash flows.

     EITF Issue 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option. The Task Force reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument's original conversion terms) that became convertible upon the issuer's exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date, as defined herein. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. The issuance of equity securities to settle a debt instrument that became convertible upon the issuer's exercise of a call option should be accounted for as a debt extinguishment if the debt instrument did not contain a substantive conversion feature as of its issuance date. That is, the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. This Issue applies to all conversions within the scope of this Issue that result from the exercise of call options and is effective in interim or annual reporting periods beginning after June 28, 2006 (the Board ratification date of the consensus), irrespective of whether the instrument was entered into prior or subsequent to Board ratification of this Issue. For instruments issued prior to the effective date of this consensus, the assessment as to whether a substantive conversion feature exists at issuance should be based only on assumptions, considerations, and/or marketplace information available as of the issuance date. The Company does not expect that pronouncement EITF Issue 05-1 will have any significant effect on future financial statements.

     EITF Issue 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. The Task Force reached a consensus that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, a service provider should use the guidance in Issue 01-9 to determine the characterization of the consideration (that is, "cash consideration" or "other than cash" consideration). Issue 01-9 presumes that an entity should characterize "cash consideration" as a reduction of revenue unless an entity meets the requirements of paragraph 9 of Issue 01-9. Under Issue 01-9, "other than cash" consideration should be characterized as an expense. In applying that guidance, the service provider should characterize the consideration given to a third-party manufacturer or reseller based on the form of consideration directed by the service provider to be provided to the service provider's customer. If the form of the consideration is directed to be anything other than "cash

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


consideration" (as defined in Issue 01-9), then the form of the consideration should be characterized as "other than cash" consideration. If the service provider does not control the form of the consideration provided to the service provider's customer, the consideration should be characterized as "other than cash" consideration. In reaching this conclusion, Task Force members observed that consideration paid by a service provider that results in a customer receiving a reduced price on equipment purchased from a manufacturer or reseller should be characterized as "other than cash" consideration for purposes of applying Issue 01-9. The consensus in this Issue is effective for the first annual reporting period beginning after June 15, 2007. Earlier application is permitted for financial statements that have not yet been issued. Entities should recognize the effects of applying the consensus in this Issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company does not expect that pronouncement EITF Issue 06-1 will have any significant effect on future financial statements.

     EITF Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, "Accounting for Compensated Absences". An employer may provide its employees with sabbatical leave or other similar benefits. Sabbatical leave involves an employee receiving time off upon working at the employer for a specific period of time. When an employer provides sabbatical leave or another similar benefit, the employer must determine whether such benefit should be accrued based on the guidance in FASB Statement No. 43, Accounting for Compensated Absences. The Task Force reached a consensus that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. This Issue should be effective for fiscal years beginning after December 15, 2006. An entity should apply the consensus reached in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position at the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Earlier adoption of this guidance is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that pronouncement EITF Issue 06-2 will have any significant effect on future financial statements.

     EITF Issue 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The issue concerns whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity's income statement. Non-income taxes on which this question has arisen include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries (e.g., the severance tax in the oil and gas industry and the franchise tax in the cable industry). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force also reached a consensus that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensuses in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted. The Company does not expect that pronouncement EITF Issue 06-3 will have any significant effect on future financial statements.

     EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. An endorsement split-dollar life insurance should be recognized as a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company does not expect that pronouncement EITF Issue 06-4 will have any significant effect on future financial statements.

     EITF Issue 06-5, Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. A policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable (as is used in FASB Statement No. 5) that contractual terms would limit the amount that could be realized under the insurance contract, the Task Force agreed that these contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized under the insurance contract. The consensus in this Issue is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as of the beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued. The Company does not expect that pronouncement EITF Issue 06-5 will have any significant effect on future financial statements.

NOTE C - LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                          Years Ended May 31,
                                                       2007               2006
                                                  ---------------    ---------------
Numerator:
   Net loss                                         $(1,571,066)      $(11,579,011)
                                                  ---------------    ---------------
Denominator:
   Basic - weighted average shares                   65,198,592         61,351,323
         Stock options                                       --                 --
         Warrants                                            --                 --
                                                  ---------------    ---------------
   Diluted - weighted average shares                 65,198,592         61,351,323
                                                  ===============    ===============

Loss per share - basic                                   $(0.02)            $(0.19)
                                                  ===============    ===============
               - diluted                                 $(0.02)            $(0.19)
                                                  ===============    ===============

     Options and warrants to purchase 8,846,876 and 10,466,613 shares of common stock were excluded from the computation of diluted earnings per share for the years ended May 31, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.


NOTE D - INVENTORIES, NET

     Inventories, net consist of the following:

                                                                  May 31, 2007
                                                                -----------------
Raw materials                                                        $794,188
Work in process                                                       915,744
Finished goods                                                        407,695
                                                                -----------------
                                                                   $2,117,627
                                                                =================

     At May 31, 2007 the Company has recorded reserves for excess and obsolete inventory of $677,166.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                      May 31, 2007
                                                                    ----------------
        Land                                                         $   200,000
        Building and improvements                                      1,394,569
        Office, laboratory and other equipment                         1,436,360
        EECP(R) systems under  operating  leases or under loan
           for clinical trials                                           813,020
        Furniture and fixtures                                           162,066
        Leasehold improvements                                           117,803
                                                                    ---------------
                                                                       4,123,818
                                                                    ---------------
        Property and equipment - net                                  $1,286,880
                                                                    ===============

NOTE F - DEFERRED REVENUE

     The changes in the Company's deferred revenues are as follows:

                                                                      May 31, 2007
                                                                    ----------------
        Deferred revenue at beginning of year                         $2,322,588
        Additions
           Deferred extended service contracts                         1,977,341
           Deferred in-service and training                               45,000
           Deferred service contract promotion                             9,300
           Deferred service arrangement obligations                      143,000
        Recognized as revenue
           Deferred extended service contracts                        (2,450,010)
           Deferred in-service and training                              (47,500)
           Deferred service contract promotion                            (2,700)
           Deferred service arrangement obligations                     (240,667)
                                                                    ----------------
        Deferred revenue at end of year                                1,756,352
           Less: current portion                                      (1,286,726)
                                                                    ----------------
        Long-term deferred revenue at end of year                       $469,626
                                                                    ===============

NOTE G - WARRANTY LIABILITY

     The changes in the Company's product warranty liability are as follows:

                                                                      May 31, 2007
                                                                    ----------------
        Warranty liability at the beginning of the year                  $32,000
          Expense for new warranties issued                               42,000
          Warranty claims                                                (58,250)
                                                                    ----------------
        Warranty liability at the end of the year                         15,750
                                                                    ----------------
        Long-term warranty liability at the end of the year              $    --
                                                                    ===============

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


NOTE H - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 May 31, 2007
                                                               -----------------
        Facility loans (a)                                          $851,015
        Term loans (b)                                                    --
                                                               -----------------
                                                                     851,015
        Less:  current portion                                       (65,769)
                                                               -----------------
                                                                    $785,246
                                                               =================

     (a) The Company purchased its headquarters and warehouse facility with secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bear interest at 7.8% and 6%, respectively, are payable in monthly installments consisting of principal and interest payments over fifteen-year terms, expiring in September 2016 and January 2017, respectively, and are secured by the building.
     (b) In fiscal years 2003 and 2004, the Company financed the cost and implementation of a management information system and secured several notes, aggregating approximately $305,219. The notes, which bore interest at rates ranging from 7.5% through 12.5%, were payable in monthly installments consisting of principal and interest payments over four-year terms, expiring at various times between August and October 2006.

     Maturities of long-term debt are as follows at May 31, 2007:

                Fiscal Year                    Amount
                -------------------       --------------
                2008                          $65,769
                2009                           70,524
                2010                           75,629
                2011                           81,110
                2012                           86,995
                Thereafter                    470,988
                                          --------------
                                             $851,015
                                          ==============

NOTE I - SERIES D PREFERRED STOCK AND WARRANTS

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

     Under the terms of a Registration Rights Agreement with the Investors, Vasomedical filed a Form S-3 registration statement with the Securities and Exchange Commission (SEC) on August 22, 2005, for 10,787,871 shares of common stock representing up to 8,533,333 shares issuable in connection with conversion of our Series D Convertible Preferred Stock and up to 2,254,538 shares issuable upon the exercise of our common stock purchase warrants. The SEC declared the registration statement effective on September 1, 2005. The total number of

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


shares registered was based on a conversion price of $0.30 per share, which would only have an affect in the event of default by Vasomedical of its obligation to holders of the Series D Convertible Preferred Stock.

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

     The investors and consultants acquired detachable warrants for the purchase of 1,892,219 and 362,319 shares of common stock, respectively, which were valued at $345,071 and $66,087, respectively. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 18, 2010. For purposes of estimating the intrinsic fair value of these warrants as of July 19, 2005, we utilized the Black-Scholes option-pricing model. We estimated the fair value of the warrants using the following weighted-average assumptions:


        Expected life (years)                       2.5
        Expected volatility                         66%
        Risk-free interest rate                    4.16%
        Expected dividend yield                    0.0%

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


     We determined the intrinsic fair value of the convertible preferred stock as of July 19, 2005, to be $2,941,176 based on the number of common shares that could be acquired as of the date of closing times $0.63, the closing price of the common stock on the date preceding the close of the transaction. In applying EITF No. 98-5, we then allocated the gross proceeds of $2,500,000 between the warrants and preferred stock based on intrinsic value of each instrument. As a result, we allocated $2,154,929 of gross proceeds to the convertible preferred stock and $345,071 to the detachable warrants. The beneficial conversion feature of $786,247 was then determined by subtracting the allocated proceeds of convertible preferred stock from the intrinsic fair value of convertible preferred stock. The beneficial conversion feature was immediately recognized as a preferred stock dividend, as the preferred stock can be converted immediately.

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

                                                   Amount
                                                --------------
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

NOTE J - STOCKHOLDERS' EQUITY AND WARRANTS

     On July 19, 2005, we granted warrants for the purchase of 2,254,538 shares of common stock to investors and consultants associated with the issuance of Series D Preferred Stock, (See Note I). The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. The remaining 200,000 warrants expired in October 2006.

     Warrant activity for the years ended May 31, 2006 and 2007 is summarized as follows:

                                       Employees         Consultants               Total             Price Range
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2005                        --           200,000               200,000               $0.91
                                    ----------------- ------------------- ------------------------ ----------------
    Warrants granted                                      2,254,538             2,254,538               $0.69
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2006                        --         2,454,538             2,454,538               $0.71
                                    ----------------- ------------------- ------------------------ ----------------
  Warrants expired                             --          (200,000)             (200,000)              $0.91
                                    ----------------- ------------------- ------------------------ ----------------
Balance at May 31, 2007                        --         2,254,538             2,254,538               $0.69
                                    ================= =================== ======================== ================
Number of shares exercisable                   --         2,254,538             2,254,538               $0.69
                                    ================= =================== ======================== ================

NOTE K - OPTION PLANS

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


1995 Stock Option Plan

     In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants.

     In fiscal 2006, options to purchase 155,000 shares of common stock at an exercise price of $3.44 under the 1995 Stock Option Plan were retired or cancelled.

     In fiscal 2007, options to purchase 286,000 shares of common stock at an exercise price of $3.43750 under the 1995 Stock Option Plan were retired or cancelled.

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

     In fiscal 2007, options to purchase 28,250 shares of common stock at an exercise price of $1.77 under the OD Plan were retired unexercised.

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

     In fiscal 2007 the Board of Directors granted non-qualified stock options under the 1997 plan to a Director to purchase 150,000 shares of common stock at an exercise price of $0.09 per share (which represent the fair market value of the underlying common stock at the time of the respective grants). These options expire 10 years from grant date. In fiscal 2007, there were no options to purchase shares of common stock under the 1997 Plan. In fiscal 2007, options to purchase 175,192 shares of common stock under the 1997 Plan at exercise prices of $0.88 to $1.91 were retired or cancelled.

     At May 31, 2007, there were 328,360 shares available for future grants under the 1997 Plan.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006



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

     In fiscal 2006, the Company's Board of Directors granted non-qualified stock options to purchase under the 1999 Plan to officers, directors and employees to purchase an aggregate of 1,260,000 shares of common stock, at an exercise price of $0.20 to $0.22 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These ten years from the date of grant. In fiscal 2006, options to purchase 1,173,250 shares of common stock under the 1999 Plan at an exercise price of $0.20 to $4.69 were retired or cancelled.

     In fiscal 2007, the Board of Directors granted non-qualified stock options under the 1999 Plan to directors to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $0.09 per shares (which represented the fair market value of the underlying common stock at the time of the respective grants). In fiscal 2007, there were no options to purchase shares of common stock under the 1999 Plan. In fiscal 2007, options to purchase 996,279 shares of common stock under the 1999 Plan at an exercise price of $0.20 to $5.00 were retired or cancelled.

     At May 31, 2007, there were 412,032 shares available for future grants under the 1999 Plan.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


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

     In fiscal 2007, the Company's Board of Directors granted non-qualified stock options under the 2004 Plan to an Officer to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $0.11 per share, (which represented the fair market value of the underlying common stock at the time of the respective grants). These options expire ten years from the date of grant. In fiscal 2007, options to purchase 733,716 shares of common stock under the 2004 Plan at exercise prices of $0.20 to $0.58 were retired or cancelled.

     At May 31, 2007, there were 957,457 shares available for future grants under the 2004 Plan.

     Activity under all the plans for the years ended May 31, 2006 and 2007, is summarized as follows:

                                                                          Outstanding Options
                                                      ------------------------------------------------------------
                                         Shares                                 Range of             Weighted
                                     Available for         Number of            Exercise             Average
                                         Grant              Shares           Price per Share      Exercise Price
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2005                 2,614,503           6,545,544         $0.71 - $5.15              $1.86
  Common shares granted                  (225,000)                 --              --                      --
  Options granted                      (3,378,045)          3,378,045         $0.20 - $0.58              $0.34
  Options exercised                            --                  --              --                      --
  Options canceled                      1,738,414          (1,911,514)        $0.20 - $5.15              $0.70
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2006                   749,872           8,012,075         $0.20 - $5.15              $1.20
  Options granted                        (800,000)            800,000         $0.09 - $0.11              $0.10
  Options exercised                            --                  --              --                      --
  Options canceled                      1,747,987          (2,219,737)        $0.20 - $5.00              $1.28
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2007                 1,697,859           6,592,338         $0.20 - $5.00              $1.04
                                    ================= =================== ====================== =================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


     (1) May be issued under the Stock Issuance Program.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2007:

                                             Options Outstanding                           Options Exercisable
                              ---------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average         Weighted                            Weighted
                                   Number           Remaining        Average               Number         Average
                               Outstanding at      Contractual       Exercise         Exercisable at     Exercise
Range of Exercise Prices        May 31, 2007       Life (yrs.)        Price             May 31, 2007        Price
                              ------------------ ---------------- ---------------    ----------------- --------------
$0.09 - $0.58                       2,748,171           8.8             $0.26            2,748,171           $0.26
$0.71 - $0.97                         752,500           4.6             $0.89              752,500           $0.89
$1.00 - $1.49                       1,887,500           6.2             $1.09            1,887,500           $1.09
$1.53 - $2.49                         541,167           1.0             $1.87              541,167           $1.87
$2.66 - $5.15                         663,000           3.8             $3.66              663,000           $3.66
                              ------------------ ---------------- ---------------    ----------------- --------------
                                    6,592,338           5.3             $1.03            6,592,338           $1.03
                              ================== ================ ===============    ================= ==============

     The weighted-average fair value exercise price of options granted during fiscal years 2007 and 2006 was $0.10 and $0.34, respectively. At May 31, 2007, there were approximately 34,256,673 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE L - INCOME TAXES

     During the fiscal years ended May 31, 2007 and 2006, the Company recorded income tax expense of $20,608 and $7,109,176, respectively.

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

     As of May 31, 2005, we had recorded deferred tax assets of $14,582,000 net of a $3,774,000 valuation allowance related to the anticipated recovery of tax loss carryforwards. No deferred tax assets have been recorded for state income tax net operating losses since it was determined that the amounts were not material and the Company could not be sure that any benefit from the losses would be utilized.

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

     As of May 31, 2007, the recorded deferred tax asset was $19,589,352, reflecting an increase of $29,894 during fiscal 2007, which was offset by the valuation allowance of the same amount.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


     The Company's deferred tax assets are summarized as follows:

                                                       2007               2006
                                                  ---------------    ---------------
        Net operating loss and other carryforwards  $18,120,000        $17,850,000
              Accrued compensation                        2,400              6,900
              Bad debts                                 125,000            140,000
              Other                                   1,341,952          1,562,558
                                                  ---------------    ---------------
        Total gross deferred tax assets              19,589,352         19,559,458
              Valuation allowance                   (19,589,352)       (19,559,458)
                                                  ---------------    ---------------
        Net deferred tax assets                             $--                $--
                                                  ===============    ===============

     At May 31, 2007, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $53,290,050, expiring at various dates from 2008 through 2027. In fiscal 2007 $517,934 of net operating loss carryforwards expired. Expiration of net operating loss carryforwards are as follows:

                   Fiscal Year              Amount
                -------------------     --------------
                2008                     $    558,968
                2009                          470,994
                2010                        2,454,162
                2011                        5,449,051
                2012                        6,084,213
                Thereafter                 38,272,662
                                        --------------
                                         $ 53,290,050
                                        ==============

     Under current tax law, the utilization of tax attributes will be restricted if an ownership change, as defined, were to occur. Section 382 of the Internal Revenue Code provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating and other loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the "Section 382 Limitation" for each year (generally, the product of the fair market value of the corporation's stock at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). The Company's ability to use its loss carryforwards could be limited in the event of an ownership change.

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                             2007             2006
                                                              %                 %
                                                       ----------------- ---------------
        Federal statutory rate                              (34.0)            (34.0)
        State taxes, net                                      1.3               0.3
        Permanent differences                                 2.7               0.6
        Change in valuation allowance
          relating to operations                             31.4             229.0
        Other                                                (2.7)             (0.6)
                                                       ----------------- ----------------
                                                             (1.3)           (195.3)
                                                       ================= ================

NOTE M - COMMITMENTS AND CONTINGENCIES

Leases

     As of May 31, 2007 the company was not obligated under any lease agreements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2007 and 2006


     The   Company   leased    additional    warehouse    space   under   a   no
cancelable-operating lease, which expired on September 30, 2006. Rent expense was $17,000 and $94,000 in fiscal 2007and 2006, respectively.

Litigation

     The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

NOTE N - 401(K) PLAN

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2007 and 2006, the Company made discretionary contributions of approximately $15,000 and $27,000, respectively, to match a percentage of employee contributions.

NOTE O - SUBSEQUENT EVENT

     On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

     We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

                       Vasomedical, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

---------------------------------------- ---------------- -------------------------------- ----------------- ---------------
               Column A                     Column B                 Column C                  Column D         Column E
---------------------------------------- ---------------- -------------------------------- ----------------- ---------------
                                                                     Additions
                                                          --------------------------------
                                                                 (1)             (2)
                                           Balance at     Charged to costs    Charged to
                                          beginning of      and expenses        other                          Balance at
                                             period                            accounts       Deductions     end of period
---------------------------------------- ---------------- ------------------ ------------- ----------------- ---------------
Allowance for doubtful accounts
  Year ended May 31, 2007                       $410,691       (a) $ (7,421)          $--           $38,461        $364,809
  Year ended May 31, 2006                       $394,692           $110,317           $--      (b)  $94,318        $410,691


Reserve for excess and obsolete
inventory
  Year ended May 31, 2007                       $677,166                $--           $--               $--        $677,166
  Year ended May 31, 2006                       $566,149           $152,004           $--           $40,987        $677,166

Valuation Allowance - Deferred Tax
Asset
  Year ended May 31, 2007                    $19,559,458            $29,894           $--               $--     $19,589,352
  Year ended May 31, 2006                     $3,774,000         $8,296,458    $7,489,000               $--     $19,559,458

Provision for warranty obligations
  Year ended May 31, 2007                        $32,000            $42,000           $--     (c)   $58,250         $15,750
  Year ended May 31, 2006                       $118,333            $33,000           $--     (c)  $119,333         $32,000

     (a)  reversal of overaccrual from prior years balance
     (b)  financing receivables written off
     (c)  warranty claims