Form 10KSB/A
period 2007-05-31
VASOMEDICAL INC
filed 2007-09-28
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer [ ]  Accelerated Filer  [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of $0.115 as of September 21, 2007, was approximately $7,303,902. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At September 21, 2007, the number of shares outstanding of the issuer's common stock was 93,618,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

None


                                EXPLANATORY NOTE

     Vasomedical, Inc. (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-KSB/A to our Report on Form 10-KSB for the fiscal year ended May 31, 2007 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended May 31, 2007, and are, therefore, amending and restating in their entirety Items 9, 10, 11, 12 and 14 of Part III of the Report.

     Except as described above, no other amendments are being made to this Report. This Form 10-KSB/A does not reflect events occurring after the August 27, 2007 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

     This amendment should be read in conjunction with our Annual Report for the year ended May 31, 2007 filed on Form 10-KSB on August 27, 2007.

                             INDEX TO FORM 10-KSB/A

                                                                                                              Page
                                                                                                              ----

                                    PART III


Item 9.       Directors and Executive Officers of the Registrant................................................1
Item 10.      Executive Compensation............................................................................4
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...8
Item 12.      Certain Relationships and Related Transactions...................................................10
Item 14.      Principal Accountant Fees and Services...........................................................10

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTIONI 16(a) OF THE EXCHANGE ACT

Directors of the Registrant

         As of September 21, 2007, the members of our Board of Directors are:

                                                                                                 Director
        Name of Director               Age                Principal Occupation                    Since
---------------------------------     -------     --------------------------------------    -----------------
Abraham E. Cohen (4)                    71        Chairman of the Board and Director        June 1993
Derek Enlander (2)                      59        Director                                  July 2007
John C.K. Hui, PhD (3)                  61        President, Chief  Executive  Officer,     February 1995
                                                  Chief Technology Officer and
                                                  Director
Jun Ma (2)                              44        Director                                  June 2007
Behnam Movaseghi                        54        Director                                  July 2007
Photios T. Paulson (1)(2)               68        Director                                  April 2000
Simon Srybnik (3)                       91        Director                                  June 2007
Martin Zeiger (1)(2)(3)                 70        Director                                  October 2001
    -----------------

(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of the Corporate Governance Committee
(4) Ex-officio member of all committees

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

     Derek Enlander M.D. has been a director since July 2007. He is an attending physician at the Mount Sinai Medical Center New York, and a clinical instructor at the Mount Sinai Medical School. He is in private practice in Internal Medicine in Manhattan. He is the author of six books on medicine and over twenty research papers. He has invented a new drug to treat immune dysfunction and is the President of Computer Medica Inc where he invented a Medical History card to store a patient's medical files including x-rays, MRIs, etc. on a credit card size computer readable card.

     John C.K. Hui, PhD has been our President and Chief Executive Officer since April 2007 and our Chief Technology Officer and a director and Senior Vice
President since February 1995. Dr. Hui has been an Assistant Professor in the Department of Surgery and Division of Cardiology at the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was CEO and president of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by us in January 1995.

     Jun Ma,  PhD,  has been a  director  since  June 2007 and is  presently  an
independent  consultant.   Dr.  Jun  Ma  has  been  an  associate  professor  in
engineering at New York Institute of Technology since 1997 and an assistant professor from 1993 to 1997. Currently he also provides consulting services to companies such as Kerns Manufacturing Corp. and Living Data Technology Corp.

     Behnam Movaseghi has been a director since July 2007. Behnam Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

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

     Simon Srybnik has been a director since June 2007, and is Chairman of the Board of Kerns Manufacturing Corp. and Living Data Technology Corp. A lifetime entrepreneur and industrialist, Mr. Srybnik has founded and managed many companies in various industries including machinery and process equipment, aerospace and defense, biology and healthcare. Mr. Srybnik is also a director and Chairman of the Board of Life Sciences, Inc.

     Martin Zeiger has been a director since October 2001. He is an independent consultant to the pharmaceutical industry. Mr. Zeiger was Senior Vice President of Strategic Business Development for Barr Laboratories, a drug manufacturer, from 1999 through August 2003. From 1987 through 1999, Mr. Zeiger was Executive Vice President and General Counsel for Rugby Laboratories. In 1993 Marion Merrill Dow acquired Rugby Laboratories. Mr. Zeiger was a Vice President of Marion Merrill Dow, Inc. and its successor Hoechst Marion Roussell, Inc. Mr. Zeiger is a founding director of the Larry King Cardiac Foundation and was a member of the Heritage Board of Directors of the American Heart Association in New York.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

     The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. The Audit Committee is currently comprised of Photios T. Paulson and Martin Zeiger. During the fiscal year ended May 31, 2007 the Audit Committee consisted of Forrest R. Whittaker (until his resignation from the board), Anthony Viscusi (until his resignation from the board), Photios T. Paulson, and Martin Zeiger. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the Board of Directors does not consider any of them to be a Financial expert as that term is defined in applicable regulations. Nevertheless, the Board of Directors believes that they have competently performed the functions required of them as members of the Audit Committee.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

     Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee is currently comprised of Martin Zeiger, Photios T. Paulson, Jun Ma, and Derek Enlander. During the fiscal year ended May 31, 2007, the Compensation Committee consisted of Photios T. Paulson, Alexander Bearn and David Blumenthal. Upon the resignation of Messrs. Bearn and Blumenthal, Mr. Zeiger was appointed to the Compensation Committee. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates.

Corporate Governance Committee

     The Board of Directors has established a Corporate Governance Committee, which is currently comprised of John C.K. Hui, Chairman, Simon Syrbnik and Martin Zeiger. During the fiscal year ended May 31, 2007, the Corporate Governance Committee consisted of Kenneth W. Rind, John C.K. Hiu and Martin
Zeiger. The Corporate Governance Committee monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2007, all Reporting Persons timely complied with all applicable filing requirements.

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

ITEM 10 - EXECUTIVE COMPENSATION

Executive Officers of the Registrant

        Name of Officer           Age         Position held with the Company
----------------------------     ----      ------------------------------------
John C.K. Hui, PhD                61       President, Chief Executive Officer,
                                           Chief Technology Officer and Director
Tricia Efstathiou                 36       Chief Financial Officer

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended May 31, 2007 and 2006.

                           Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
                                                                                               Nonqualified
                                                                                  Non-Equity     Deferred
   Name and Principal                                                             Incentive    Compensation   All Other
        Position                                           Stock     Option          Plan        Earnings    Compensation   Total
                           Year  Salary ($)   Bonus     Awards ($)   Awards      Compensation      ($)         ($) (1)       ($)
                                     (2)      ($)                     ($) (3)        ($)

-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
John C. K. Hui (4)         2007   $162,600       --         --           --           --            --         $26,247     $188,847
President and CEO          2006   $159,510       --         --        $ 84,048        --            --         $20,466     $264,024
Senior VP, CTO
 (CEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
Thomas Glover (5)          2007   $238,333       --         --           --           --            --         $20,766     $259,099
President and CEO          2006   $260,000       --         --        $118,000        --            --         $14,574     $392,574
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
 Tricia Efstathiou (6)     2007   $ 86,667       --         --        $ 18,000        --            --        $ 12,084     $116,751
CFO                        2006      --          --         --           --           --            --           --           --
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
Thomas W. Fry (7)          2007   $ 69,253       --         --           --           --            --         $ 1,249    $  70,502
CFO                        2006   $159,510       --         --        $106,499        --            --          $2,313     $268,322
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------

     (1) Represents premiums paid on medical, dental, life and disability group benefit plans, as well as amounts matched in the Company's 401(k) Plan.
     (2) Includes amounts deferred in FY2006 under the Deferred Compensation Plan for Mr. Glover, Dr. Hui and Mr. Fry of $26,667, $20,000 and $13,333, respectively. Includes amounts paid in FY2007 to Thomas Fry under the Deferred Compensation Plan for the incentive portion of the program of $12,500, as well as vacation time paid of $8,304. Ms. Efstathiou's compensation reflects the portion received after appointment to Chief Financial Officer in FY2007. Includes $13,390 deferred by Dr. Hui voluntarily in FY2007.
     (3) Option awards are valued at the fair market value times the number of shares (which represent the fair market value of the underlying common stock at the time of the respective grants).
     (4) Dr. Hui was appointed President and Chief Executive Officer on April 30, 2007.
     (5) Mr. Glover was President and Chief Executive Officer from October 4, 2004 to April 30, 2007.
     (6) Ms. Efstathiou was appointed Chief Financial Officer on September 20, 2006.
     (7) Mr. Fry was Chief Financial Officer from September 8, 2003 to September 20, 2006.

Outstanding Equity Awards at Last Fiscal Year End

     The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers during the fiscal year ended May 31, 2007.

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- --------------------------------------------------------------------- --------------------------------------------
                                                                                                                Equity
                                                                                                                Incentive
                                                                                                                Plan        Equity
                                                                                                                Awards:    Incentive
                                                                                                                Number       Plan
                                                                                                                 of         Awards:
                                                                                                      Market    Unearned   Market or
                                                                                                      Value      Shares,    Payout
                                                    Equity                                             of       Units      Value of
                                                   Incentive                                          Shares     or        Unearned
                    Number of      Number of     Plan Awards:                            Number of     or       Other       Shares,
                   Securities      Securities      Number of                             Shares or    Units     Rights    Units or
                   Underlying      Underlying     Underlying                             Units of    of Stock    That        Other
                   Unexercised    Unexercised     Unexercised   Option       Option     Stock That   That Have   Have       Rights
                    Options -      Options -       Unearned     Exercise   Expiration    Have Not      Not        Not      That Have
      Name         Exercisable   Unexercisable      Options       Price       Date        Vested      Vested    Vested    Not Vested
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
John C.K.          375,000              --              --      $1.91      03/11/2008          --           --         --         --
Hui, PhD            70,000              --              --      $0.88      01/04/2009          --           --         --         --
                    50,000              --              --      $3.96      07/11/2011          --           --         --         --
                    50,000              --              --      $1.11      07/12/2014          --           --         --         --
                    29,558              --              --      $0.57      06/22/2015          --           --         --         --
                    40,000              --              --      $0.58      09/20/2015          --           --         --         --
                   200,000              --              --      $0.22      04/03/2016          --           --         --         --

----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Tricia              15,000              --              --      $4.28      06/23/2010          --           --         --         --
Efstathiou          30,000              --              --      $3.96      07/10/2011          --           --         --         --
                    30,000              --              --      $0.91      03/27/2013          --           --         --         --
                    20,000              --              --      $1.11      07/12/2014          --           --         --         --
                    15,333              --              --      $0.57      06/22/2015          --           --         --         --
                    15,000              --              --      $0.58      09/20/2015          --           --         --         --
                   200,000           133,333         133,333    $0.09      11/01/2016          --           --         --         --

----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------

Equity Compensation Plan Information

     We maintain various stock plans under which options vest and shares are awarded at the discretion of our Board of Directors or its Compensation
Committee. The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of the grant. The term of each option is generally five years and is determined at the time of the grant by our board of directors or the compensation committee. The participants in these plans are officers, directors, employees, and consultants of the Company and its subsidiaries and affiliates.

     The following information is provided about our current stock option plans:

     1995 Stock Option Plan

     In May 1995, our stockholders approved the 1995 Stock Option Plan for our officers and employees, for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, our Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants. At May 31, 2007, there were no options outstanding under the 1995 Option Plan.

     Outside Director Stock Option Plan

     In May 1995, our stockholders approved an Outside Director Stock Option Plan for our non-employee directors, for which we reserved an aggregate of 300,000 shares of common stock. On June 1, 1997, 1996 and 1995, options to purchase an aggregate of 39,550 shares, 31,675 shares, and 77,418 shares of common stock, respectively, at $1.77, $2.21, and $.78 per share, respectively, were granted to outside directors. In December 1997, our Board of Directors terminated the Outside Director Stock Option Plan with respect to new option grants. At May 31, 2007, there were no options outstanding under the Outside Director Stock Option Plan.

     1997 Stock Option Plan

     In December 1997, our stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for our officers, directors, employees, and consultants, for which we have reserved, as amended, an aggregate of 2,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expired August 6, 2007. At May 31, 2007, 3,141,168 options had been granted (including options previously granted but subsequently cancelled), of which 1,351,835 are outstanding under the 1997 Plan.

     1999 Stock Option Plan

     In July 1999, our Board of Directors authorized the 1999 Stock Option Plan (the "1999 Plan") for our officers, directors, employees, and consultants, for which we have reserved, as amended, an aggregate of 5,000,000 shares of common stock. The 1999 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the

1999 Plan expires July 12, 2009. At May 31, 2007, 9,151,932 options had been granted, (including options previously granted but subsequently cancelled), of which 3,922,970 are outstanding under the 1999 Plan.

     2004 Stock Option and Stock Issuance Plan

     In October 2004, our stockholders approved the 2004 Stock Option and Stock Issuance Plan (the "2004 Stock Plan") for our officers, directors, employees, and consultants [and other independent advisors], for which we reserved an aggregate of 2,500,000 shares of common stock. The 2004 Stock Plan is administered by a committee of our Board of Directors, which has full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The 2004 Stock Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Options granted under the 2004 Stock Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the participant owns 10% or more of our common stock. Under the stock issuance program, the purchase price per share shall be fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. Payment for the shares may be made in cash or check payable to us, or for past services rendered to us and all shares of common stock issued thereunder shall vest upon issuance unless otherwise directed by the board or committee. The number of shares issuable is also subject to adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. At May 31, 2007, 2,318,045 shares had been granted (including options previously granted but subsequently cancelled), of which options to purchase 1,317,533 shares are outstanding under the 2004 Stock Plan.

     401(k) Plan

     In April 1997, we adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 100% of their compensation subject to 401(k) maximum limitations. In fiscal year 2007 and 2006, the Company made discretionary contributions of approximately $15,000 and $27,000, respectively, to match a percentage of employee contributions.

Deferred Compensation Program

     In April 2006, the Company approved a program to defer compensation of certain senior executives of the company and provided incentives to them for these deferrals. The Company agreed to repay monies deferred from zero to six months at 1.5 times the amount deferred; for deferrals of six months to twelve months, the repaid amount shall be two times the amount deferred; and for deferrals in excess of twelve months, the amount shall be 2.5 times the amount deferred. As of May 31, 2007 there was no deferred compensation or incentives due to any senior executive under this program. In addition, payment of Board of Directors meeting fees were deferred until a later date.

Employment Agreements

     As of May 31, 2007 the Company does not have any employment agreements.

Director's Compensation

     Directors receive a fee of $1,500 for each Board of Directors and Committee meetings attended and $2,500 for each Audit Committee meeting attended. Non-employee directors also received during fiscal 2007:

     o A grant of a non-qualified stock option to purchase 150,000 shares which vest over two years provided the director remains a member of the board.

     The following table provides the compensation earned by our non-employee directors for the year ended May 31, 2007:

--------------------------------------------------------------------------------------------------------------------------
                                                  Director Compensation
--------------------------------------------------------------------------------------------------------------------------
                         Fees                                                 Nonqualified
                        Earned or                             Non-equity        Deferred
                        Paid in      Stock       Option     Incentive Plan    Compensation       All Other
                         Cash       Awards       Awards      Compensation       Earnings       Compensation       Total
         Name             ($)         ($)         ($)             ($)              ($)              ($)            ($)
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Abraham E. Cohen        $ 6,000       --           $13,500         --              --               --           $19,500
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Alexander G. Bearn      $--           --           $ --            --              --               --           $--
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
David Blumenthal        $--           --           $ --            --              --               --           $--
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Photios T. Paulson      $15,000       --           $13,500         --              --               --           $28,500
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Kenneth W. Rind         $ 3,000       --           $13,500         --              --               --           $16,500
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Forrest R. Whittaker    $--           --           $ --            --              --               --           $--
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Martin Zeiger           $15,000       --           $13,500         --              --               --           $28,500
----------------------- ----------- --------- ------------- ---------------- ---------------- ---------------- ------------

Limitation on Liability of Officers and Directors

     We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2007, our Compensation Committee consisted of Photios T. Paulson , Alexander Bearn, and David Blumenthal until the resignations of Messrs. Bearn and Blumenthal at which time Martin Zeiger was appointed to the committee. None of these persons were our officers or employees during fiscal 2007 or, except as otherwise disclosed, had any relationship requiring disclosure in this Proxy Statement.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership of shares of our Common Stock as of September 21, 2007 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                                                 Common Stock                % of
                                                                 Beneficially               Common
              Name of Beneficial Owner                            Owned (1)               Stock (2)
------------------------------------------------------        -----------------        -----------------
Abraham E. Cohen ** .................................             1,410,254                  1.5%
Tricia Efstathiou ** ................................               274,496                  *
Derek Enlander **....................................               150,000                  *
John C. K. Hui, PhD (3) ** ..........................             1,603,880                  1.7%
Jun Ma **............................................               150,000                  *
Benham Movaseghi **..................................               150,000                  *
Photios T. Paulson **................................               586,000                  *
Simon Srybnik (4) (5) **.............................            32,855,126                 34%
Louis Srybnik (4) (5)................................            32,705,126                 33%
Martin Zeiger **.....................................               265,000                  *

** Directors and executive officers as a group
  (8 persons)..............................                      37,444,756                37.09%

*  Less than 1% of the Company's Common Stock

1. No officer or director owns more than one percent of the issued and outstanding Common Stock of the Company unless otherwise indicated. Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of September 21, 2007 pursuant to warrants awarded under the securities purchase agreement with Kern's Manufacturing Corp. and stock options awarded under our stock option plans:

Abraham E. Cohen         620,000             Behnam Movaseghi                    150,000
Tricia Efstathiou        258,667             Photios T. Paulson                  545,000
Derek Enlander           150,000             Simon Srybnik                     4,435,714
John C. K. Hui, PhD      814,558             Martin Zeiger                       215,000
Jun Ma                   150,000             Directors and executive
                                             officers as a group               7,338,939

2. Applicable percentages are based on 93,618,004 common shares outstanding on September 21, 2007, adjusted as required by rules promulgated by the SEC.
3. Includes 789,322 shares that are held in a trust for the benefit of Dr. Hui's child. Dr. Hui and his wife are the trustees of this trust.
4. Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns Manufacturing Corp. the record holder of 25,714,286 shares (of which 4,285,714 shares are not issuable until a restricted warrant is exercised). They are the sole shareholders of Kerns, each holding 50% of the shares. The reporting persons, accordingly, share voting and dispositive powers over the 21,428,572 shares held by Kerns and share dispositive power over. As a result, may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares. Mr. Srybnik also holds sole dispositive power over the 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors.
5. Simon Srybnik and his brother Louis Srybnik are the sole directors and officers of Living Data Technology Corporation. They also each own 35% of the outstanding shares of Living Data. The reporting persons, accordingly, share voting and dispositive powers over the 6,990,840 shares of the Company owned by Living Data Technology Corp. and, as a result, may be deemed to be the co-beneficial owners thereof.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

     We sold to Kerns pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Simon Srybnik, Chairman of both Kerns and Living Data, and Mr. Jun Ma have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     MILLER ELLIN & COMPANY, LLP are our independent registered public accounting firm and performed the audits of our consolidated financial statements for fiscal years 2007 and 2006. The following table sets forth all fees for the fiscal years ended May 31, 2007 and May 31, 2006:

                                               2007             2006
                                               ----             ----
           Audit Fees (1)                    $201,000         $264,000
           Tax Fees (2)                       $13,000          $51,000

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, consents, and audit services provided in connection with other statutory or regulatory filings. Fees related to the audit of the 401(k) plan were $12,175 for calendar year 2005 and were performed by Eichen and Dimeglio, CPAS, PC. All such services were pre-approved by the Audit Committee.

(2) Tax fees principally include fees for tax return preparation and for tax advice planning fees. All such services were pre-approved by the Audit Committee.

     The Audit Committee has sole authority to appoint, determine funding for, retain, and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to the chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

     MILLER ELLIN & COMPANY, LLP did not render any services related to financial information systems design and implementation during fiscal year 2007 and 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 2007.

                              VASOMEDICAL, INC.

                              By: /s/ John C.K. Hui
                              ----------------------------------------
                              John C.K. Hui
                              President, Chief Executive Officer,
                              Chief Technology Officer and Director
                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 2007, by the following persons in the capacities indicated:


/s/ John C.K. Hui                          President, Chief Executive Officer,
------------------------------------       Chief Technology Officer and Director
John C.K. Hui                              (Principal Executive Officer)

 /s/ Abraham E. Cohen                      Chairman of the Board
------------------------------------
Abraham E. Cohen

/s/ Tricia Efstathiou                      Chief Financial Officer
------------------------------------       (Principal Financial Officer)
Tricia Efstathiou

/s/Derek Enlander                          Director
------------------------------------
Derek Enlander

/s/Jun Ma                                  Director
------------------------------------
Jun Ma

/s/Behnam Movaseghi                        Director
------------------------------------
Behnam Movaseghi

/s/Photios T. Paulson                      Director
------------------------------------
Photios T. Paulson

/s/Simon Srybnik                           Director
------------------------------------
Simon Srybnik

/s/Martin Zeiger                           Director
------------------------------------
Martin Zeiger