Form 10QSB
period 2007-08-31
VASOMEDICAL INC
filed 2007-10-15
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2007

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

Issuer's Telephone Number                                         (516) 997-4600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]
                                            ---       --

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]  Accelerated Filer  [ ]  Non-Accelerated Filer [ X ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]
                                              ---       --

Number of Shares  Outstanding of Common Stock,  $.001 Par Value,
at October 12, 2007                93,618,004

Vasomedical, Inc. and Subsidiaries


                                      INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           August 31, 2007 and May 31, 2007                                      3

                  Consolidated Condensed Statements of Operations for the
                           Three Months Ended August 31, 2007 and 2006                           4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2007 to August 31, 2007            5

                  Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended August 31, 2007 and 2006                           6


                  Notes to Consolidated Condensed Financial Statements                           7


         Item 2 - Management's Discussion and Analysis or Plan of Operation                     13

         Item 3 - Controls and Procedures                                                       27

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                             28

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                   28

         Item 3 - Defaults upon Senior Securities                                               28

         Item 4 - Submission of Matters to a Vote of Security Holders                           28

         Item 5 - Other Information                                                             28

         Item 6 - Exhibits                                                                      28

ITEM 1.  FINANCIAL STATEMENTS

                       Vasomedical, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 August 31,            May 31,
                                                                                   2007                 2007
                                                                             -----------------     ----------------
                                                                                (Unaudited)         (Derived from
                                                                                                   audited financial
                                                                                                     statements)

                                 ASSETS
CURRENT ASSETS
     Cash                                                                        $2,791,016              $850,288
     Accounts receivable, net of an allowance for doubtful accounts of
       $333,448 at August 31, 2007 and $364,809 at May 31, 2007                     442,877               733,655
     Inventories, net                                                             1,939,230             2,117,627
     Other current assets                                                           237,310                34,761
                                                                             -----------------     ----------------
         Total current assets                                                     5,410,433             3,736,331

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $2,136,295
   at August 31, 2007 and $2,836,938 at May 31, 2007                                145,386             1,286,880
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of $25,444
   at August 31, 2007                                                               483,432                    --
OTHER ASSETS                                                                        248,514               260,240
                                                                             -----------------     ----------------
                                                                                  $6,287,765           $5,283,451
                                                                             =================     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $529,359              $575,793
     Current maturities of long-term debt and notes payable                              --                65,769
     Sales tax payable                                                              140,254               159,542
     Deferred revenue                                                             1,244,920             1,286,726
     Deferred gain on sale of building                                               53,245                    --
     Accrued director fees                                                           23,000                79,000
     Accrued warranty and customer support expenses                                  15,250                15,750
     Accrued professional fees                                                      109,374               143,521
     Accrued commissions                                                             89,236                89,883
                                                                             -----------------     ----------------
         Total current liabilities                                                2,204,638             2,415,984

LONG-TERM DEBT                                                                           --               785,246
DEFERRED REVENUE                                                                    374,711               469,626
DEFERRED GAIN ON SALE OF BUILDING                                                   208,545                    --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                            --                    --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       93,618,004 shares issued and outstanding at August 31, 2007 and
       65,198,592 at May 31, 2007                                                    93,618                65,198
     Additional paid-in capital                                                  48,043,640            46,165,998
     Accumulated deficit                                                        (44,637,387)          (44,618,601)
                                                                             -----------------     ----------------
         Total stockholders' equity                                               3,499,871             1,612,595
                                                                             -----------------     ----------------
                                                                                 $6,287,765            $5,283,451
                                                                             =================     ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            August 31,
                                                                              --------------------------------------
                                                                                    2007                 2006
                                                                              -----------------    -----------------
Revenues
   Equipment sales                                                                $493,268             $1,073,216
   Equipment rentals and services                                                  846,808              1,008,640
                                                                              -----------------    -----------------
     Total revenues                                                              1,340,076              2,081,856

Cost of Sales and Services
   Cost of sales, equipment                                                        340,638                609,342
   Cost of equipment rentals and services                                          314,699                355,268
                                                                              -----------------    -----------------
     Total cost of sales and services                                              655,337                964,610
                                                                              -----------------    -----------------
   Gross profit                                                                    684,739              1,117,246

Operating Expenses
   Selling, general and administrative                                             583,612              1,323,826
   Research and development                                                        139,175                328,495
   Provision for doubtful accounts                                                 (25,456)                 1,681
                                                                              -----------------    -----------------
     Total operating expenses                                                      697,331              1,654,002

                                                                              -----------------    -----------------
LOSS FROM OPERATIONS                                                               (12,592)              (536,756)

Other Income (Expense)
   Interest and financing costs                                                    (16,666)               (18,889)
   Interest and other income, net                                                   12,331                 20,738
    Gain on Sale of Fixed Assets                                                     4,437                     --
                                                                              -----------------    -----------------
     Total other income (expense)                                                      102                  1,849

NET LOSS BEFORE INCOME TAXES                                                       (12,490)              (534,907)
   Income tax expense, net                                                           6,296                  4,550
                                                                              -----------------    -----------------
NET LOSS AFTER TAXES ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $(18,786)             $(539,457)
                                                                              =================    =================
Net loss per common share
     - basic                                                                         $0.00                  $(.01)
                                                                              =================    =================
     - diluted                                                                       $0.00                  $(.01)
                                                                              =================    =================
Weighted average common shares outstanding                                      87,748,778             65,198,592
                                                                              =================    =================
     - diluted                                                                  87,748,778             65,198,592
                                                                              =================    =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Additional                                   Total
                                                   Common Stock                 Paid-in            Accumulated         Stockholders'
                                             Shares             Amount          Capital              Deficit              Equity
                                          --------------    ------------    ----------------    ------------------    -------------
Balance at June 1, 2007                   65,198,592          $65,198        $46,165,998            $(44,618,601)        $1,612,595
   Common  stock  and  warrant  issued to
      Kerns   Manufacturing   Corp. for
      Securities Purchase Agreement       21,428,572           21,429          1,354,461                     --           1,375,890
   Common  stock  issued to  Living  Data
      Technology Corporation for
      distribution and supplier agreement  6,990,840            6,991            461,395                     --             468,386
   Stock based compensation                       --               --             61,786                     --              61,786
   Net loss                                       --               --                 --                 (18,786)           (18,786)

                                         ---------------    ------------    ----------------    ------------------     -------------
Balance at August 31, 2007                93,618,004          $93,618        $48,043,640            $(44,637,387)        $3,499,871
                                         ===============    ============    ================    ==================     =============

The accompanying notes are an integral part of this consolidated condensed financial statement.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three months ended
                                                                                               August 31,
                                                                                   -------------------------------------
                                                                                        2007                 2006
                                                                                   ----------------     ----------------
Cash flows from operating activities
     Net loss                                                                            $(18,786)           $(539,457)
                                                                                   ----------------     ----------------
      Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
         Depreciation and amortization                                                     70,060               94,313
         Amortization of deferred gain on sale of building                                 (4,437)
         Provision for doubtful accounts                                                  (25,456)               1,681
         Amortization of deferred distributor costs                                        25,444                   --
         Expenses paid for distributor agreement                                          (40,490)
         Stock based compensation                                                          61,786                   --
         Changes in operating assets and liabilities:
              Accounts receivable                                                         316,234             (159,269)
              Inventories                                                                 216,928              308,059
              Other current assets                                                       (202,549)              23,486
              Other assets                                                                     --               (3,256)
              Accounts payable, accrued expenses and other current liabilities           (198,823)             (87,437)
              Other liabilities                                                           (94,915)            (148,599)
                                                                                   ----------------     ----------------
                                                                                          123,782               28,978
                                                                                    ----------------     ----------------
     Net cash provided by (used in) operating activities                                  104,996             (510,479)


     Cash flows provided by investing activities
         Proceeds from the building sale                                                1,400,000                   --
         Expenses paid for sale of building                                               (89,143)
                                                                                    ----------------     ----------------
     Net cash provided by investing activities                                          1,310,857                   --

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                    (851,015)             (84,448)
         Proceeds from Securities Purchase agreement                                    1,500,000                   --
         Expenses paid in relation to Securities Purchase Agreement                      (124,110)                  --
                                                                                   ----------------     ----------------
     Net cash provided by (used in) financing activities                                  524,875              (84,448)
                                                                                    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,940,728             (594,927)
     Cash and cash equivalents - beginning of period                                      850,288            2,385,778
                                                                                   ----------------     ----------------
      Cash and cash equivalents - end of period                                         $2,791,016           $1,790,851
                                                                                   ================     ================

Non-cash investing and financing activities were as follows:
     Inventories  transferred to (from)  property and equipment,  attributable to
       operating leases, net                                                             $(38,531)             $(3,009)
     Issue of note for purchase of insurance policy                                           $--             $192,120
     Common stock issued for distributor agreement                                       $468,386                  $--

Supplemental Disclosures
     Interest paid                                                                        $16,666              $18,889
     Income taxes paid                                                                     $2,983               $2,825

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007



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

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medication and not candidates for invasive procedures. Patients with primary diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina symptoms.

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

     During the first quarter of fiscal 2008 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation ("Living Data"), an affiliate of Kerns.

     o We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007


          Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     o Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007 we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

NOTE B - STOCK-BASED COMPENSATION

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

     During the three-month period ended August 31, 2007, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to four directors to purchase an aggregate of 600,000 shares of common stock, at an exercise price of $0.12 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, and expire ten years from the date of grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the quarter ended August 31, 2007 was $61,786. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007


     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

     The fair value of the Company's stock-based awards was estimated assuming the following weighted-average assumptions for the three months ended August 31, 2007:


                Expected life (years)                            5
                Expected volatility                           108.9%
                Risk-free interest rate                        4.95%
                Expected dividend yield                         0.0%

     During the three-month period ended August 31, 2007, options to purchase 1,195,625 shares of common stock at an exercise price of $0.20 - $3.96 were cancelled.

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

     The following table sets forth the computation of basic and diluted loss per common share:

                                                                    Three months ended
                                                                        August 31,
                                                           --------------------------------------
                                                                 2007                 2006
                                                           -----------------    -----------------
     Numerator:
        Net income/(loss)                                       $(18,876)           $(539,457)
                                                           -----------------    -----------------
     Denominator:
        Basic - weighted average common shares                87,748,778           65,198,592
          Stock options                                               --                   --
          Warrants                                                    --                   --
                                                          -----------------    -----------------
     Diluted - weighted average common shares                 87,748,778           65,198,592
                                                          =================    =================
     Basic and diluted loss per common share                       $0.00               $(0.01)

     Options, warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended August 31, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007

                                                                              Three months ended
                                                                                  August 31,
                                                                     --------------------------------------
                                                                           2007                 2006
                                                                     -----------------    -----------------
  Options to purchase common stock                                       5,996,710            7,878,508
  Warrants to purchase common stock                                      6,540,252            2,454,538
                                                                     -----------------    -----------------
                                                                        12,536,962           10,333,046
                                                                     =================    =================

NOTE D - INVENTORIES, NET

     Inventories, net consist of the following:

                                                                           August 31,             May 31,
                                                                             2007                  2007
                                                                       -----------------    -----------------
     Raw materials                                                          $745,236             $794,188
     Work in process                                                         932,109              915,744
     Finished goods                                                          261,885              407,695
                                                                       -----------------    -----------------
                                                                          $1,939,230           $2,117,627
                                                                       =================    =================

     At August 31, 2007 and May 31, 2007, the Company has recorded reserves for excess and obsolete inventory of $677,166.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                            August 31,           May 31,
                                                                               2007               2007
                                                                         ----------------    ---------------
     Land                                                                         $--         $   200,000
     Building and improvements                                                     --           1,394,569
     Office, laboratory and other equipment                                 1,372,248           1,436,360
     EECP systems  under  operating  leases or under loan
        for clinical trials                                                   747,367             813,020
     Furniture and fixtures                                                   162,066             162,066
     Leasehold improvements                                                        --             117,803
                                                                         ----------------    ---------------
                                                                            2,281,681           4,123,818
     Less: accumulated depreciation and amortization                       (2,136,295)         (2,836,938)
                                                                         ----------------    ---------------
                                                                             $145,386          $1,286,880
                                                                         ================    ===============

NOTE F - LONG-TERM DEBT

     The following table sets forth the computation of long-term debt:

                                                                              August 31,          May 31,
                                                                                2007               2007
                                                                          -----------------    ---------------
     Facility loans (a)                                                            $--            $851,015
     Less: current portion                                                          --             (65,769)
                                                                          -----------------    ---------------
                                                                                   $--            $785,246
                                                                          =================    ===============

     (a) The Company purchased its headquarters and warehouse facility with secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bore interest at 7.8% and 6%, respectively, were payable in monthly installments

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007

          consisting of principal and interest payments over fifteen-year terms, expiring in September 2016 and January 2017, respectively, and were secured by the building.

          On August 15, 2007 we sold our facility for $1.4 million under a sale with a five-year leaseback agreement. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes above, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

NOTE G - DEFERRED REVENUES
     The changes in the Company's deferred revenues are as follows:

                                                                                   Three months ended
                                                                                       August 31
                                                                          --------------------------------------
                                                                                2007                 2006
                                                                          -----------------    -----------------
     Deferred revenue at the beginning of the period                          $1,756,352         $2,322,588
     ADDITIONS
          Deferred extended service contracts                                    411,900            390,534
          Deferred in-service training                                            10,000             17,500
          Deferred warranty obligations                                           50,000             52,500
          Deferred service contract promotion                                      4,500                 --
     RECOGNIZED AS REVENUE
          Deferred extended service contracts                                   (566,004)          (606,049)
          Deferred in-service training                                            (7,500)           (20,000)
          Deferred warranty obligations                                          (36,167)           (91,042)
          Deferred service contract promotion                                     (3,450)                --
                                                                          -----------------    -----------------
     Deferred revenue at end of period                                         1,619,631          2,066,031
          Less: current portion                                               (1,244,920)        (1,492,179)
                                                                          -----------------    -----------------
     Long-term deferred revenue at end of period                                $374,711           $573,852
                                                                          =================    =================

NOTE H - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At August 31, 2007, the unamortized deferred gain of $261,790 is shown as "Deferred gain on sale of building" in the Company's consolidated condensed balance sheet.

NOTE I - WARRANTY COSTS

     The changes in the Company's product warranty liability are as follows:

                                                                            Three months ended
                                                                                August 31,
                                                                    ----------------------------------
                                                                         2007               2006
                                                                    ---------------    ---------------
     Warranty liability at the beginning of the period                   $15,750            $32,000
          Expense for new warranties issued                                9,000             21,000
          Warranty amortization                                           (9,500)           (23,000)
                                                                    ---------------    ---------------
     Warranty liability at end of period                                  15,250             30,000
          Less: current portion                                           15,250             29,250
                                                                    ---------------    ---------------
     Long-term warranty liability at end of period                       $--                $750
                                                                    ===============    ===============

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2007


NOTE  J - INCOME TAXES

     During the three-months ended August 31, 2007 and 2006, state income taxes were $6,296 and $4,550, respectively.

     As of August 31, 2007, the recorded deferred tax assets were $19,589,352, reflecting no change during the first quarter of fiscal 2008. The deferred tax asset was offset by a valuation allowance of the same amount.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007 we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

     May 31, 2008                          $103,964
     May 31, 2009                           142,777
     May 31, 2010                           148,488
     May 31, 2011                           154,427
     May 21, 2012                           160,604
     May 31, 2013                            40,540
                                       -----------------
     Total                                 $750,800
                                       =================

Litigation

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

     During the first quarter of fiscal 2008 the following events took place, which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     We sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. The PEECH(TM) trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a pre-specified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP(R) therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak oxygen consumption were not statistically significant in the overall study population, though a trend favoring EECP(R) therapy was present in early follow-up. Patients in the trial who had an ischemic etiology, i.e. pre-existing coronary artery disease, demonstrated a greater response to EECP(R) therapy than those who had an idiopathic (non-ischemic) etiology.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

     In the November-December issue of the journal Congestive Heart Failure, a second report of results from the PEECH(TM) trial was published, focusing on the results of a pre-specified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded pre-specified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

     The above 2 papers have been submitted to CMS for reconsideration of our application. We had met with representatives of CMS on February 28, 2007 and presented our case. CMS has requested more data from us. We will continue to gather the data and continue our dialogue with CMS to obtain coverage for heart failure patients. However, there is no assurance that the Company will have sufficient resources to gather the necessary data to be sufficient to support expansion of the Medicare national coverage policy for EECP(R) treatment for NYHA class II and III heart failure patients.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

     The factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.

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

Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized.

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

     Prior to fiscal 2007 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense was recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     As new stock options are issued, this may have a material effect on the quarterly and annual financial statements in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Recently Issued Accounting Standards

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

     The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that FIN 48 will have any significant effect on future financial statements.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

Results of Operations

Three Months Ended August 31, 2007 and 2006

     Net revenue from sales, leases and service of our EECP systems for the three-month periods ended August 31, 2007 and 2006, was $1,340,076 and $2,081,856, respectively, which represented a decline of $741,780 or 36%. We reported net loss of $18,786 compared to a net loss of $539,457 for the three-month periods ended August 31, 2007 and 2006, respectively. Our net loss per common share was $0.00 for the three-month period ended August 31, 2007 compared to a net loss of $0.01 per share for the three-month period August 31, 2006. The decrease in the net loss per common share was primarily due to the significant decrease in our operating expenses from the comparative prior period.

Revenues

     Revenue from equipment sales declined approximately 54% to $493,268 for the three-month period ended August 31, 2007 as compared to $1,073,216 for the same period for the prior year. The decline in equipment sales is due primarily to a 29% decline in the number of equipment shipments and a 35% decrease in average

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



sales prices. The overall decrease in average sales prices is primarily due to the decline of equipment sales as well as the reduction in sales price due to competition in both the domestic and international markets, from the prior fiscal year.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious co-morbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 20%, in the three month period ended August 31,2007, compared to prior year and the average sales price of used systems declined 46% three month period ended August 31,2007. We continue to reorganize certain territory responsibilities in our sales department due to the reduction in our sales force and vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the three month period ended August 31,2007 decreased approximately 66% to $155,991 compared to $455,178 in the three month period ending August 31, 2006 reflecting decreased sales volume.

     The decline in revenue was also partially due to a 16% decrease in revenue from equipment rental and services for the three-month period ended August 31, 2007, from the same three-month period in the prior year. Revenue from equipment rental and services represented 63% of total revenue in the first quarter of fiscal 2008 compared to 48% in the first quarter of fiscal 2007. The decrease in revenue resulted primarily from a 14% decrease in service related revenue and a 97% decline in rental revenue. The decline in rental revenue was due to a decrease in the rental install base from the prior period ended August 31, 2006.

Gross Profit

     The gross profit declined to $684,739 or 47% of revenues for the three month period ended August 31, 2007, compared to $1,117,246 or 54% of revenues for the three month period ended August 31, 2006. The decline in gross profit primarily reflects the reduced sales volume.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended August 31, 2007 and 2006, were $583,612 or 44% of revenues and $1,323,826 or 64% of revenues, respectively reflecting a decrease of $740,214 or approximately 56%. The decrease in SG&A expenditures in the first quarter of fiscal 2008 compared to fiscal 2007 resulted primarily from a decrease of $259,841 due to reduced sales personnel and associated travel plus lower sales

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


commission due to reduced sales volume. Marketing expenses decreased $163,525 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $316,848 as a result of decreased expenditures in professional fees related to accounting and outside consulting, along with reduced personnel and their associated costs.

Research and Development

     Research and development ("R&D") expenses of $139,175 or 10% of revenues for the three months ended August 31, 2007, decreased by $189,320 or 58%, from the prior three months ended August 31 2006, which was $328,495 or 16% of revenues. The decrease is primarily attributable to fewer engineering personnel, lower new product development spending, and reduced spending on clinical trials.

Provision for Doubtful Accounts

     During the three-month period ended August 31, 2007, the Company reduced its provision for doubtful accounts by $25,456 and recorded a provision for doubtful accounts of $1,681, during the three-month period ended August 31, 2006. The change in the provision is a primarily a result of the decrease in sales volume.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $16,666 in the three-month period ended August 31, 2007, from $18,889 for the same period in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The slight decrease is a result of the loans to finance the cost of implementation of a new management information system being paid in full during fiscal 2007.

Interest and Other Income, Net

     Interest and other income for the three-month periods ended August 31, 2007 and 2006, were $12,331 and $20,738, respectively. Interest income primarily reflects interest earned on the Company's cash balances.

Income Tax Expense, Net

     During the three-month periods ended August 31, 2007 and 2006, state income taxes were $6,296 and $4,550, respectively.

     As of August 31, 2007, the recorded deferred tax assets were $19,589,352, reflecting no change during the first quarter of fiscal 2008. The deferred tax asset was offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cash and Cash Flow

     At August 31, 2007, we had cash of $2,791,016 and working capital of $3,205,795 as compared to cash and cash equivalents of $850,288 and working capital of $1,320,347 at May 31, 2007. Our cash and cash equivalents increased $1,940,728 in the first quarter of fiscal year 2008.

     Cash provided by operating activities was $104,996 for the three months ended August 31,2007. The net loss of 18,786 after adjustments for non-cash items provided cash of $86,907. The changes in the account balances primarily reflect a decrease in accounts receivable of $316,234, lower inventory of $216,928, which were partially offset by a increase in other current assets of $ 202,549 and a decrease in accounts payable, accrued expenses, and other current liabilities of $198,822 and a decrease in other liabilities of $94,915. Net accounts receivable were 33% of revenues for the three-month period ended August 31, 2007, as compared to 48% for the three-month period ended August 31, 2006, and accounts receivable turnover improved to 8 times for the three-months period August 31, 2007, as compared to 5 times for the three-months period ended August 31, 2006.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the three-month periods ended August 31, 2007 and 2006, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,310,857 during the three-month period ended August 31, 2007, which represented proceeds received from the building sale, net of related costs.

     Our financing activities provided net cash of $524,875 during the three-month period ended August 31, 2007, reflecting proceeds, net of related expenses, of $1,375,890 from the Securities Purchase Agreement, which was offset by loan repayments on the building of $851,015.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2007.

                                                                        Due as of        Due as of
                                                        Due as of      8/31/09 and      8/31/11 and         Due
                                         Total           8/31/08         8/31/10          8/31/12        Thereafter
--------------------------------------------------------------------------------------------------------------------
Operating Leases                        $750,800         $138,618        $294,092        $318,090              $--
                                 -----------------------------------------------------------------------------------
Total Contractual Cash
    Obligations                         $750,800         $138,618        $294,092        $318,090              $--
                                 ===================================================================================

Liquidity

     During the first quarter of fiscal 2008 the following events took place, which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     o On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns"). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns ("Living Data").

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     Based on our current operations and the amounts received from the above transactions, we believe that we have sufficient working capital to continue our operations through at least May 31, 2008.

Effects of Inflation

     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries


ITEM 3 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended August 31, 2007 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       Vasomedical, Inc. and Subsidiaries



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

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


                             VASOMEDICAL, INC.

                        By:  /s/ John C.K. Hui
                             ---------------------------
                             John C.K. Hui
                             Chief Executive Officer, Director, and
                             Chief Technology Officer (Principal Executive Officer)

                             /s/ Tricia Efstathiou
                             ---------------------------
                             Tricia Efstathiou
                             Chief Financial Officer (Principal Financial
                             and Accounting Officer)

Date:  October 12, 2007