Form 10QSB
period 2007-11-30
VASOMEDICAL INC
filed 2008-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2007

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

Issuer's Telephone Number                           (516) 997-4600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                          ---       --


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  [ ]  Accelerated Filer  [ ]  Non-Accelerated Filer  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
                                             ---       --

Number of Shares Outstanding of Common Stock, $.001 Par Value, at
January 14, 2008                                                      93,768,004

Vasomedical, Inc. and Subsidiaries



                                      INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           November 30, 2007 and May 31, 2007                                    3

                  Consolidated Condensed Statements of Operations for the
                           Six and Three Months Ended November 30, 2007 and 2006                 4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2007 to November 30, 2007          5

                  Consolidated Condensed Statements of Cash Flows for the
                           Six and Three Months Ended November 30, 2007 and 2006                 6


                  Notes to Consolidated Condensed Financial Statements                           7

         Item 2 - Management's Discussion and Analysis or Plan of Operation                     14

         Item 3 - Controls and Procedures                                                       29

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                             30

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                   30

         Item 3 - Defaults upon Senior Securities                                               30

         Item 4 - Submission of Matters to a Vote of Security Holders                           30

         Item 5 - Other Information                                                             30

         Item 6 - Exhibits                                                                      30

ITEM 1.  FINANCIAL STATEMENTS
                       Vasomedical, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               November 30,            May 31,
                                                                                   2007                 2007
                                                                             -----------------     ----------------
                                                                                (Unaudited)         (Derived from
                                                                                                   audited financial
                                                                                                     statements)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                        $2,555,748              $850,288
     Accounts receivable, net of an allowance for doubtful accounts of
       $291,964 at November 30, 2007 and $364,809 at May 31, 2007                   865,858               733,655
     Inventories, net                                                             1,724,102             2,117,627
     Other current assets                                                           200,909                34,761
                                                                             -----------------     ----------------
         Total current assets                                                     5,346,617             3,736,331

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $2,154,435
   at November 30, 2007 and $2,836,938 at May 31, 2007                              146,815             1,286,880
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of $50,888
   at November 30, 2007                                                             457,988                    --
OTHER ASSETS                                                                        236,788               260,240
                                                                             -----------------     ----------------
                                                                                 $6,188,208            $5,283,451
                                                                             =================     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $602,805              $575,793
     Current maturities of long-term debt and notes payable                              --                65,769
     Sales tax payable                                                              142,620               159,542
     Deferred revenue                                                             1,289,289             1,286,726
     Deferred gain on sale of building                                               53,245                    --
     Accrued director fees                                                           19,000                79,000
     Accrued warranty and customer support expenses                                  31,000                15,750
     Accrued professional fees                                                       37,239               143,521
     Accrued commissions                                                             64,815                89,883
                                                                             -----------------     ----------------
         Total current liabilities                                                2,240,013             2,415,984

LONG-TERM DEBT                                                                           --               785,246
DEFERRED REVENUE                                                                    308,952               469,626
DEFERRED RENT EXPENSE                                                                 2,887                    --
DEFERRED GAIN ON SALE OF BUILDING                                                   195,233                    --
COMMITMENTS AND CONTINGENCIES                                                            --                    --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                            --                    --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       93,618,004 shares issued and outstanding at November 30, 2007
       and 65,198,592 at May 31, 2007                                                93,618                65,198
     Additional paid-in capital                                                  48,048,954            46,165,998
     Accumulated deficit                                                        (44,701,449)          (44,618,601)
                                                                             -----------------     ----------------
         Total stockholders' equity                                               3,441,123             1,612,595
                                                                             -----------------     ----------------
                                                                                 $6,188,208            $5,283,451
                                                                             =================     ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended                       Three Months Ended
                                                            November 30,                            November 30,
                                                 -----------------------------------     -----------------------------------
                                                      2007                2006                2007                2006
                                                 ---------------    ----------------     ---------------    ----------------

Revenues
   Equipment sales                                  $1,090,540         $1,648,148             $597,272           $574,932
   Equipment rentals and services                    1,637,351          1,956,931              790,543            948,291
                                                 ---------------    ----------------     ---------------    ----------------
     Total revenues                                  2,727,891          3,605,079            1,387,815          1,523,223

Cost of Sales and Services
   Cost of sales, equipment                            765,054            908,829              424,416            299,487
   Cost of equipment rentals and services              626,323            772,389              311,624            417,121
                                                 ---------------    ----------------     ---------------    ----------------
     Total cost of sales and services                1,391,377          1,681,218              736,040            716,608


                                                 ---------------    ----------------     ---------------    ----------------
Gross Profit                                         1,336,514          1,923,861              651,775            806,615

Operating Expenses
   Selling, general and administrative               1,200,294          2,353,163              642,138          1,027,656
   Research and development                            245,002            469,285              105,827            140,790

                                                 ---------------    ----------------     ---------------    ----------------
     Total operating expenses                        1,445,296          2,822,448              747,965          1,168,446

                                                 ---------------    ----------------     ---------------    ----------------
LOSS FROM OPERATIONS                                  (108,782)          (898,587)             (96,190)          (361,831)

Other Income (Expense)
   Interest and financing costs                        (16,605)           (37,329)                  --            (18,440)
   Interest and other income, net                       35,238             35,824               22,967             15,086
   Gain on sale of assets                               17,748                 --               13,311                 --
                                                 ---------------    ----------------     ---------------    ----------------
     Total other income (expense)                       36,381             (1,505)              36,278             (3,354)

                                                 ---------------    ----------------     ---------------    ----------------
LOSS BEFORE INCOME TAXES                               (72,401)          (900,092)             (59,912)          (365,185)
   Income tax expense, net                             (10,447)            (8,300)              (4,151)            (3,750)
                                                 ---------------    ----------------     ---------------    ----------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $(82,848)         $(908,392)            $(64,063)         $(368,935)
                                                 ===============    ================     ===============    ================

Net loss per common share
     - basic                                            $(0.00)            $(0.01)              $(0.00)            $(0.00)
                                                 ===============    ================     ===============    ================
     - diluted                                          $(0.00)            $(0.01)              $(0.00)            $(0.00)
                                                 ===============    ================     ===============    ================

Weighted average common shares
  outstanding
     - basic                                        90,667,355         65,198,592           93,618,004         65,198,592
                                                 ===============    ================     ===============    ================
     - diluted                                      90,667,355         65,198,592           93,618,004         65,198,592
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

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Additional                                    Total
                                                 Common Stock                  Paid-in            Accumulated          Stockholders'
                                            Shares             Amount          Capital              Deficit               Equity
                                        ---------------    ------------    ----------------    ------------------     --------------
Balance at June 1, 2007                  65,198,592           $65,198        $46,165,998          $(44,618,601)          $1,612,595
   Common stock
   and warrant (net of expenses
   incurred) issued to Kerns
   Manufacturing Corp. for Securities
   Purchase Agreement                    21,428,572            21,429          1,354,461                    --            1,375,890

   Common stock issued to Living
      Data Technology Corporation for
      distribution and supplier agreement 6,990,840             6,991            461,395                    --              468,386

   Stock based compensation                      --                --             67,100                    --               67,100

   Net loss                                      --                --                 --               (82,848)             (82,848)

                                        ---------------    ------------    ----------------    ------------------     --------------
Balance at November 30, 2007             93,618,004          $93,618          $48,048,954         $(44,701,449)          $3,441,123
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

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               November 30,
                                                                                   -------------------------------------
                                                                                         2007                 2006
                                                                                   ----------------     ----------------
Cash flows from operating activities
     Net loss                                                                            $(82,848)           $(908,392)
                                                                                   ----------------     ----------------
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
         Depreciation and amortization                                                    104,214              194,021
         Amortization of deferred gain on sale of building                                (17,748)                  --
         Provision for doubtful accounts                                                  (27,524)              (4,001)
         Amortization of deferred distributor costs                                        50,888                   --
         Stock based compensation                                                          67,100                3,790
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (104,679)              40,512
              Inventories                                                                 408,197              358,654
              Other current assets                                                       (166,148)              33,792
              Other assets                                                                     --               (9,364)
              Deferred distributor costs                                                  (40,490)                  --
              Accounts payable, accrued expenses and other current liabilities           (163,447)            (318,219)
              Other liabilities                                                          (157,787)            (172,041)
                                                                                   ----------------     ----------------
                                                                                          (47,424)             127,144
                                                                                   ----------------     ----------------
     Net cash used in operating activities                                               (130,272)            (781,248)
                                                                                   ----------------     ----------------

     Cash flows provided by investing activities
         Proceeds from the building sale                                                1,400,000                   --
         Expenses paid for sale of building                                               (89,143)                  --
                                                                                   ----------------     ----------------
     Net cash provided by investing activities                                          1,310,857                   --
                                                                                   ----------------     ----------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                    (851,015)            (162,714)
         Proceeds from Securities Purchase agreement                                    1,500,000                   --
         Expenses paid in relation to Securities Purchase Agreement                      (124,110)                  --
                                                                                   ----------------     ----------------
     Net cash provided by (used in) financing activities                                  524,875             (162,714)
                                                                                   ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,705,460             (943,962)
     Cash and cash equivalents - beginning of period                                      850,288            2,385,778
                                                                                   ----------------     ----------------
     Cash and cash equivalents - end of period                                         $2,555,748           $1,441,816
                                                                                   ================     ================

Non-cash investing and financing activities were as follows:
     Inventories  transferred to (from)  property and equipment,  attributable to
       operating leases, net                                                              $38,541               $8,517
     Issue of note for purchase of insurance policy                                           $--             $192,120
     Common stock issued for distributor agreement                                       $468,386                  $--

Supplemental Disclosures
     Interest paid                                                                        $16,605              $37,329
     Income taxes paid                                                                     $2,983               $6,534

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007



NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) therapy equipment, treatment guidance, training and an equipment maintenance program all designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation therapy. For more information visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medication and not candidates for invasive procedures. Patients with diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the indication for treatment with EECP(R) therapy is angina symptoms.

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. The Company has attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing its cost structure more into alignment with current revenues by engaging in restructurings during January 2006, March 2007, and April 2007 to substantially reduce personnel and spending on sales, marketing, and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total of $1,500,000 less expenses incurred of $124,110, as well, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10,

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007

          2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     During the six-month period ended November 30, 2007, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to four directors to purchase an aggregate of 600,000 shares of common stock, at an exercise price of $0.12 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, and expire ten years from the date of grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended November 30, 2007 was $67,100 and $3,792 for the six months ended November 30, 2006. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007


     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

     The fair value of the Company's stock-based awards was estimated assuming the following weighted-average assumptions:

                                         November 30,         November 30,
                                             2007                 2006
                                       -----------------    ------------------
Expected life (years)                         5                     5
Expected volatility                         108.9%               114.09%
Risk-free interest rate                      4.95%                 4.76%
Expected dividend yield                      0.00%                 0.00%

     During the six-month period ended November 30, 2007, options to purchase 1,305,625 shares of common stock at an exercise price of $0.20 - $3.96 were cancelled.

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

     The following table sets forth the computation of basic and diluted loss per common share:

                                                           Six Months Ended                     Three Months Ended
                                                             November 30,                          November 30,
                                                  ----------------------------------    ----------------------------------
                                                       2007               2006               2007               2006
                                                  ---------------    ---------------    --------------    ----------------
Numerator:
   Net loss                                            $(82,848)         $(908,392)        $(64,063)          $(368,935)
Denominator:
   Basic  weighted average common shares             90,667,355         65,198,592       93,618,004          65,198,592
     Stock options                                           --                 --               --                  --
     Warrants                                                --                 --               --                  --
                                                  ---------------    ---------------    --------------    ----------------
   Diluted - weighted average common shares
                                                     90,667,355         65,198,592       93,618,004          65,198,592
                                                  ===============    ===============    ==============    ================
Basic and diluted loss per common share                  $(0.00)            $(0.01)          $(0.00)             $(0.00)
                                                  ===============    ===============    ==============    ================

     Options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended November 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007

                                                                       Six and Three months
                                                                               ended
                                                                            November 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------     ----------------
     Options                                                        5,886,710           7,593,049
     Warrants                                                       6,540,252           2,254,538
                                                               ----------------     ----------------
                                                                   12,426,962           9,847,587
                                                               ================     ================


NOTE D - INVENTORIES, NET

     Inventories, net consist of the following:

                                                                   November 30,           May 31,
                                                                      2007                 2007
                                                                -----------------    -----------------
     Raw materials                                                   $757,780             $794,188
     Work in process                                                  699,957              915,744
     Finished goods                                                   266,365              407,695
                                                                -----------------    -----------------
                                                                   $1,724,102           $2,117,627
                                                                =================    =================

     At November 30, 2007 and May 31, 2007, the Company has recorded reserves for excess and obsolete inventory of $677,166.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                 November 30,           May 31,
                                                                     2007                2007
                                                               -----------------    ---------------
     Land                                                               $--             $200,000
     Building and improvements                                           --            1,394,569
     Office, laboratory and other equipment                       1,368,169            1,436,360
     EECP therapy systems under operating leases or
        under loan for clinical trials                              771,113              813,020
     Furniture and fixtures                                         162,068              162,066
     Leasehold improvements                                              --              117,803
                                                               -----------------    ---------------
                                                                  2,301,350            4,123,818
     Less: accumulated depreciation and amortization             (2,154,535)          (2,836,938)
                                                               -----------------    ---------------
                                                                   $146,815           $1,286,880
                                                               =================    ===============

NOTE F - LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                November 30,         May 31,
                                                                    2007              2007
                                                             ----------------    ---------------
     Facility loans (a)                                               $--             $851,015
     Less: current portion                                             --              (65,769)
                                                             ----------------    ---------------
                                                                      $--             $785,246
                                                             ================    ===============

     (a) The Company purchased its headquarters and warehouse facility with secured notes of $641,667 and $500,000, respectively, under two programs sponsored by New York State. These notes, which bore interest at 7.8% and 6%, respectively, were payable in monthly installments consisting of principal and interest payments over fifteen-year terms,

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007


          expiring in September 2016 and January 2017, respectively, and were secured by the building.

          On August 15, 2007 we sold our facility for $1.4 million under a sale with a five-year leaseback agreement. The net proceeds from the sale was approximately $425,000 after payment in full of the two secured notes above, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

NOTE G - DEFERRED REVENUES

     The changes in the Company's deferred revenues are as follows:

                                                           Six Months Ended                   Three Months Ended
                                                             November 30,                        November 30,
                                                    ------------------------------       ------------------------------
                                                         2007             2006                2007             2006
                                                    -------------    -------------       -------------    -------------
Deferred revenue at the beginning of the period       $1,756,351       $2,322,588          $1,619,631       $2,066,031
Additions:
     Deferred extended service contracts                 914,254        1,049,461             502,353          658,927
     Deferred in-service and training                     17,500           25,000               7,500            7,500
     Deferred service arrangements                        80,000           75,000              30,000           22,500
     Deferred service contract promotion                   7,800               --               3,300               --
Recognized as revenue:
     Deferred extended service contracts              (1,084,345)      (1,241,476)           (518,341)        (635,427)
     Deferred in-service and training                    (10,000)         (25,000)             (2,500)          (5,000)
     Deferred service arrangements                       (71,919)        (154,375)            (35,752)         (63,333)
     Deferred service contract promotion                 (11,400)              --              (7,950)              --
                                                    -------------    -------------       -------------    -------------
Deferred revenue at end of period                      1,598,241        2,051,198           1,598,241        2,051,198
     Less: current portion                            (1,289,289)      (1,500,038)         (1,289,289)      (1,500,038)
                                                    -------------    -------------       -------------    -------------
Long-term deferred revenue at end of period             $308,952         $551,160            $308,952         $551,160
                                                    =============    =============       =============    =============

NOTE H - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At November 30, 2007, the unamortized deferred gain of $248,478 is shown as "Deferred gain on sale of building" in the Company's consolidated condensed balance sheet.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007

NOTE I - WARRANTY COSTS

         The changes in the Company's product warranty liability are as follows:

                                                          Six Months Ended                    Three Months Ended
                                                            November 30,                          November 30,
                                                   -------------------------------      ------------------------------
                                                       2007              2006               2007             2006
                                                   -------------     -------------      -------------    -------------
Warranty liability at the beginning of the
   period                                               $15,750           $32,000            $15,250          $30,000
     Expense for new warranties issued                   33,000            30,000             24,000            9,000
     Warranty amortization                              (17,750)          (35,500)            (8,250)         (12,500)
                                                   -------------     -------------      -------------    -------------
Warranty liability at end of period                      31,000            26,500             31,000           26,500
     Less: current portion                              (31,000)          (26,500)           (31,000)         (26,500)
                                                   -------------     -------------      -------------    -------------
Long-term warranty liability at end of period               $--               $--                $--              $--
                                                   =============     =============      =============    =============

NOTE  J - INCOME TAXES

     During the six-months ended November 30, 2007 and 2006, state income taxes were $10,447 and $8,300, respectively.

     As of November 30, 2007, the recorded deferred tax assets were $19,617,352, reflecting a $28,000 increase during the second quarter of fiscal 2008. The deferred tax asset was offset by a valuation allowance of the same amount.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007 we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

         For the years ended:
                May 31, 2008                          $69,310
                May 31, 2009                          142,777
                May 31, 2010                          148,488
                May 31, 2011                          154,427
                May 21, 2012                          160,604
                May 31, 2013                           40,540
                                                 -----------------
                Total                                $716,146
                                                 =================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2007

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

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) therapy equipment, treatment guidance, training and an equipment maintenance program all designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation therapy. For more information visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with a diagnoses of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the indication for treatment with EECP(R) therapy is angina symptoms.

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. We attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing our cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007, and April 2007 to substantially reduce personnel and spending on sales, marketing, and development projects. In addition, we sought to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total of $1,500,000 less expenses incurred of $124,110, as well, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

         On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:

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

     On August 25, 2006, the results of the trial were initially published online by the Journal of the American College of Cardiology (JACC), and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

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

     The above 2 papers have been submitted to CMS for reconsideration of our application. We had met with representatives of CMS on February 28, 2007 and presented our case. CMS has requested more data from us. We will continue to gather the data and continue our dialogue with CMS to obtain coverage for heart failure patients. However, there is no assurance that the Company will have sufficient resources to gather the necessary data to be sufficient to support expansion of the Medicare national coverage policy for EECP(R) therapy treatment for NYHA class II and III heart failure patients.

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is refractory angina or angina equivalent symptoms and the patient satisfies other listed criteria.

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

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. In the United States, we recognize revenue from the sale of our EECP(R) therapy systems in the period in which we deliver the system to the customer. Revenue from the sale of our EECP(R) therapy systems to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers. Returns are accepted prior to the in-service and training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems. In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectibility is uncertain.

     In most cases, revenue from domestic EECP(R) therapy system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective September 1, 2003, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured
(b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP(R) therapy systems includes a combination of three elements that qualify as separate units of accounting:

     i.   EECP(R) therapy equipment sale,
     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and
     iii. a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, software upgrades, technical phone support and preferred response times.

     Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the EECP(R) therapy system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

     i. EECP(R) therapy equipment sales, when delivery and acceptance occurs based on delivery and acceptance documentation received from independent shipping companies or customers,
     ii. in-service and training, following documented completion of the training, and
     iii. the service arrangement, ratably over the service period, which is generally one year.

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

     The Company also recognizes revenue generated from servicing EECP(R) therapy systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP(R) therapy system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

     Revenues from the sale of EECP(R) therapy systems through our international distributor network are generally covered by a parts only one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

     The Company has also entered into lease agreements for our EECP(R) therapy systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) therapy system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at November 30, 2007.

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

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Inventories, net

     The Company values inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. The Company often places EECP(R) therapy systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) therapy systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP(R) therapy systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

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

Deferred Revenues

     The Company records revenue on extended service contracts ratably over the term of the related contract period. Effective September 1, 2003, we prospectively adopted the provisions of EITF 00-21. Upon adoption of the provisions of EITF 00-21 we began to defer revenue related to EECP(R) therapy system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

     Equipment sold to international customers through our distributor network is generally covered by a parts only one-year warranty period. For these customers the Company accrues a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

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

     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51 - establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. (Noncontrolling interest formerly called a minority interest). Requires recognition of a noncontrolling interest as a separate item of equity in the consolidated financial statements. Requires the parent to recognize a gain or loss when a subsidiary is deconsolidated. Effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company does not expect that SFAS 160 will have any significant effect on future financial statements.

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

Results of Operations

Three Months Ended November 30, 2007 and 2006

     Net revenue from sales, leases and service of our EECP therapy systems for the three-month periods ended November 30, 2007 and 2006, were $1,387,815, and $1,523,223, respectively, which represented a decline of $135,408 or 9%. We reported a net loss of $64,063 compared to a net loss of $368,935 for the three-month periods ended November 30, 2007 and 2006, respectively. The decrease in the net loss was primarily due to the significant decrease in our operating expenses from the comparative prior period. Our net loss per common share was $0.00 for the three-month periods ended November 30, 2007 and November 30, 2006, respectively.

Revenues

     Revenue from equipment sales increased approximately 4%, to $597,272, for the three-month period ended November 30, 2007 as compared to $574,932 for the same period for the prior year. The increase in equipment sales is due primarily to a 71% increase in the number of equipment shipments, primarily to the international market place, offset by a 36% decrease in blended average selling prices in both the domestic and international markets.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) therapy systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who, meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious co-morbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 40% in the three-month period ended November 30, 2007, compared to prior year and the average sales price of used systems declined 24% in the three-month period ended November 30, 2007. We continue to reorganize certain territory responsibilities in our sales department due to the reduction in our sales force and vacant and/or unproductive territories.

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Our revenue from the sale of EECP(R) therapy systems and related products to international distributors in the three-month period ended November 30, 2007 increased approximately 90% to $435,861 compared to $230,000 in the three-month period ending November 30, 2006.

     The decline in overall revenue was also partially due to a 17% decrease in revenue from equipment rental and services for the three-month period ended November 30, 2007, compared to the same three-month period in the prior year. Revenue from equipment rental and services represented 57% of total revenue in the second quarter of fiscal 2008 compared to 62% in the second quarter of fiscal 2007. This decrease in revenue resulted primarily from a 16% decrease in service related revenue and a 56% decline in rental revenue. The decline in rental revenue was due to a decrease in the rental install base from the prior period ended November 30, 2006.

Gross Profit

     The gross profit declined to $651,775, or 47% of revenues, for the three-month period ended November 30, 2007, compared to $806,615, or 53% of revenues, for the three-month period ended November 30, 2006. The decline in gross profit primarily reflects the reduced sales volume in the domestic market.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) therapy system models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) therapy system units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three months ended November 30, 2007 and 2006, were $642,138, or 46% of revenues, and $1,027,656 or 68% of revenues, respectively reflecting a decrease of $385,518 or approximately 38%. The decrease in SG&A expenditures in the second quarter of fiscal 2008 compared to fiscal 2007 resulted primarily from a decrease of $279,223 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales volume. Marketing expenses decreased $87,796 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $18,499 as a result of decreased expenditures in professional fees related to accounting and outside consulting, along with reduced personnel and their associated costs.

Research and Development

     Research and development ("R&D") expenses of $105,827, or 8% of revenues, for the three months ended November 30, 2007, decreased by $34,963, or 25%, from the three months ended November 30, 2006, which was $140,790, or 9% of revenues. The decrease is primarily attributable to fewer engineering personnel, lower new product development spending, and reduced spending on clinical trials.

Interest Expense and Financing Costs

     There were no interest expense and financing costs incurred during the three-month period ended November 30, 2007 compared to $18,440 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The elimination of this cost in the second quarter of fiscal 2008 is a direct result of the sale-leaseback agreement for the Company's headquarters and warehouse facility.

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Interest and Other Income, Net

     Interest and other income for the three-month periods ended November 30, 2007 and 2006, were $22,967 and $15,086, respectively. Interest income primarily reflects interest earned on the Company's cash balances.

Income Tax Expense, Net

     During the three-month periods ended November 30, 2007 and 2006, state income taxes were $4,151 and $3,750, respectively.

     As of November 30, 2007, the recorded deferred tax assets were $19,617,352, reflecting a $28,000 increase during the second quarter of fiscal 2008. The deferred tax asset was offset by a valuation allowance of the same amount.

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

Results of Operations

Six Months Ended November 30, 2007 and 2006

     Net revenue from sales, leases and service of our EECP(R) therapy systems for the six-month periods ended November 30, 2007 and 2006, were $2,727,891 and $3,605,079, respectively, which represented a decline of $877,188, or 24%. We reported a net loss of $82,848 compared to a net loss of $908,392 for the six-month periods ended November 30, 2007 and 2006, respectively. Our net loss per common share was $0.00 for the six-month period ended November 30, 2007 compared to a net loss of $0.01 per share for the six-month period November 30, 2006. The decrease in the net loss per common share was primarily due to the significant decrease in our operating expenses from the comparative prior period.

Revenues

     Revenue from equipment sales declined approximately 34%, to $1,090,540, for the six-month period ended November 30, 2007 as compared to $1,648,148 for the same period for the prior year. The decrease in equipment sales is due primarily to a 34% decrease in blended average sales prices. The overall decrease in average sales prices is primarily due to the reduction in sales price due to competition in both the domestic and international markets, from the prior fiscal year.

     We believe the decline in domestic units shipped reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) therapy systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms, who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious co-morbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 29%, in the six month period ended November 30, 2007, compared to prior year and the average sales price of used systems declined 38% in the six month period ended November 30, 2007. We continue to reorganize certain territory responsibilities in our sales department due to the reduction in our sales force and vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) therapy systems and related products to international distributors in the six-month period ended November 30, 2007 decreased approximately 9%, to $591,852, compared to $647,760 in the six-month period ending November 30, 2006.

     The decline in overall revenue was also partially due to a 16% decrease in revenue from equipment rental and services for the six-month period ended November 30, 2007, compared to the same six-month period in the prior year. Revenue from equipment rental and services represented 60% of total revenue in the first and second quarters of fiscal 2008 compared to 54% in the first and second quarters of fiscal 2007. The decrease in this revenue resulted primarily from a 15% decrease in service related revenue and a 82% decline in rental revenue. The decline in rental revenue was due to a decrease in the rental install base from the prior period ended November 30, 2006.

Gross Profit

     The gross profit declined to $1,336,514, or 49% of revenues, for the six-month period ended November 30, 2007, compared to $1,923,861, or 53% of revenues, for the six-month period ended November 30, 2006. The decline in gross profit primarily reflects the reduced sales volume.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) therapy system models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) therapy system units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the six-months ended November 30, 2007 and 2006, were $1,200,294, or 44% of revenues, and $2,353,163, or 65% of revenues, respectively, reflecting a decrease of $1,152,869, or approximately 49%. The decrease in SG&A expenditures in the first and second quarters of fiscal 2008 compared to fiscal 2007 resulted primarily from a decrease of $539,064 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales volume. Marketing expenses decreased $251,320 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $362,485 as a result of decreased expenditures in professional fees related to accounting and outside consulting, along with reduced personnel and their associated costs offset by $67,100 recognized stock based compensation expense recognized during the period.

Research and Development

     Research and development ("R&D") expenses of $245,002, or 9% of revenues, for the six months ended November 30, 2007, decreased by $224,283, or 48%, from the prior six months ended November 30 2006, which was $469,285, or 13% of revenues. The decrease is primarily attributable to fewer engineering personnel, lower new product development spending, and reduced spending on clinical trials.

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $16,605 in the six-month period ended November 30, 2007, from $37,329 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease in the first and second quarters of fiscal 2008 is a direct result of the sale-leaseback agreement for the Company's headquarters and warehouse facility.

Interest and Other Income, Net

     Interest and other income for the six-month periods ended November 30, 2007 and 2006, were $35,238 and $35,824, respectively. Interest income primarily reflects interest earned on the Company's cash balances.

Income Tax Expense, Net

     During the six-month periods ended November 30, 2007 and 2006, state income taxes were $10,447 and $8,300, respectively.

     As of November 30, 2007, the recorded deferred tax assets were $19,617,352, reflecting a $28,000 increase in the first and second quarters of fiscal 2008. The deferred tax asset was offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

Cash and Cash Flow

     At November 30, 2007, we had cash of $2,555,748 and working capital of $3,106,604 as compared to cash and cash equivalents of $850,288 and working capital of $1,320,347 at May 31, 2007. Our cash and cash equivalents increased $1,705,460 in fiscal year 2008.

     Cash used in operating activities was $130,272 for the six months ended November 30, 2007, which consisted of net cash income after adjustments of $94,082 and cash used for operating assets and liabilities of $224,354. The changes in the account balances primarily reflect an increase in accounts receivable of $104,679, and other current assets of $166,148, which were offset by lower inventory of $408,197, a decrease in accounts payable, accrued expenses, and other current liabilities of $163,447, and a decrease in other liabilities of $157,787. Net accounts receivable were 32% of revenues for the six-month period ended November 30, 2007, as compared to 22% for the six-month period ended November 30, 2006, and accounts receivable turnover was 6 times for the six months ended November 30, 2007 and November 30, 2006, respectively.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) therapy system products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the six-month periods ended November 30,

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



2007 and 2006, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) therapy program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,310,857 during the six-month period ended November 30, 2007, which represented proceeds received from the building sale, net of related costs.

     Our financing activities provided net cash of $524,875 during the six-month period ended November 30, 2007, reflecting proceeds, net of related expenses, of $1,375,890 from the Securities Purchase Agreement, which was offset by loan repayments on the building of $851,015.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2007.

                                                                        Due as of       Due as of
                                                        Due as of      11/30/09 and    11/30/11 and       Due
                                         Total          11/30/08         11/30/10        11/30/12      Thereafter
         -----------------------------------------------------------------------------------------------------------
         Operating Leases                $716,146        $140,004         $297,033         $279,109           $--
                                    --------------------------------------------------------------------------------
         Total Contractual Cash
         Obligations                     $716,146        $140,004         $297,033         $279,109           $--
                                    ================================================================================

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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total of $1,500,000 less expenses incurred of $124,110, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to

                       Vasomedical, Inc. and Subsidiaries

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          us of the ECP  therapy  systems  that we market  under the  registered
          trademark  EECP(R).  The  Distribution   Agreement  and  the  Supplier
          Agreement each have an initial term extending through May 31, 2012.

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

         Based on our current operations and the amounts received from the above transactions, we believe that we have sufficient working capital to continue our operations through at least the next twelve months.

Effects of Inflation

     We believe that inflation and changing prices over the past year have not had a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries


ITEM 3 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended November 30, 2007 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  January 14, 2008