Form 10QSB
period 2008-02-29
VASOMEDICAL INC
filed 2008-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2008

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

                    180 Linden Ave., Westbury, New York 11590
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

Issuer's Telephone Number                                         (516) 997-4600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                          ---     --

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
                                            ---     --

Number of Shares Outstanding of Common Stock, $.001 Par Value, at
April 14, 2008                                                        93,768,004

Vasomedical, Inc. and Subsidiaries

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           February 29, 2008 and May 31, 2007                                 3

                  Consolidated Condensed Statements of Operations for the
                           Nine and Three Months Ended February 29, 2008
                           and February 28, 2007                                              4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2007 to February 29, 2008       5

                  Consolidated Condensed Statements of Cash Flows for the
                           Nine and Three Months Ended February 29, 2008
                           and February 28, 2007                                              6

                  Notes to Consolidated Condensed Financial Statements                        7

         Item 2 - Management's Discussion and Analysis or Plan of Operation                  14

         Item 3 - Controls and Procedures                                                    30

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                          31

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                31

         Item 3 - Defaults upon Senior Securities                                            31

         Item 4 - Submission of Matters to a Vote of Security Holders                        31

         Item 5 - Other Information                                                          31

         Item 6 - Exhibits                                                                   31

ITEM 1.  FINANCIAL STATEMENTS
                       VASOMEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               February 29,            May 31,
                                                                                   2008                 2007
                                                                             -----------------     ----------------
                                                                                (Unaudited)         (Derived from
                                                                                                  audited financial
                                                                                                     statements)
                                 ASSETS
CURRENT ASSETS
     Cash                                                                        $2,585,400              $850,288
     Accounts receivable, net of an allowance for doubtful accounts of
       $291,964 at February 29, 2008 and $364,809 at May 31, 2007                   777,824               733,655
     Inventories, net                                                             1,664,051             2,117,627
     Other current assets                                                           115,248                34,761
                                                                             --------------------------------------
         Total current assets                                                     5,142,523             3,736,331

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $2,177,651
   at February 29, 2008 and $2,836,938 at May 31, 2007                              113,172             1,286,880
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of $76,331
   at February 29, 2008                                                             432,545                    --
OTHER ASSETS                                                                        225,062               260,240
                                                                             --------------------------------------
                                                                                 $5,913,302            $5,283,451
                                                                             ======================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $661,213              $575,793
     Current maturities of long-term debt and notes payable                              --                65,769
     Sales tax payable                                                              157,647               159,542
     Deferred revenue                                                             1,177,547             1,286,726
     Deferred gain on sale of building                                               53,245                    --
     Accrued expenses and professional fees                                         137,919               328,154
                                                                             --------------------------------------
         Total current liabilities                                                2,187,571             2,415,984

LONG-TERM DEBT                                                                           --               785,246
DEFERRED REVENUE                                                                    378,983               469,626
ACCRUED RENT EXPENSE                                                                  5,770                    --
DEFERRED GAIN ON SALE OF BUILDING                                                   181,922                    --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                            --                    --
     Common stock, $.001 par value; 110,000,000 shares authorized;
       93,768,004 shares issued and outstanding at February 29, 2008
       and 65,198,592 at May 31, 2007                                                93,768                65,198
     Additional paid-in capital                                                  48,063,118            46,165,998
     Accumulated deficit                                                        (44,997,830)          (44,618,601)
                                                                             --------------------------------------
         Total stockholders' equity                                               3,159,056             1,612,595
                                                                             --------------------------------------
                                                                                 $5,913,302            $5,283,451
                                                                             ======================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       VASOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months       Nine Months       Three Months       Three Months
                                                     Ended             Ended              Ended              Ended
                                                 February 29,        February 28,     February 29,         February 28,
                                                      2008              2007               2008               2007
                                                 --------------    --------------     --------------     --------------
Revenues
   Equipment sales                                  $1,517,985        $2,080,272           $427,445           $432,124
   Equipment rentals and services                    2,397,600         2,906,308            760,249            949,377
                                                 --------------    --------------     --------------     --------------
     Total revenues                                  3,915,585         4,986,580          1,187,694          1,381,501
                                                 --------------    --------------     --------------     --------------

Cost of Sales and Services
   Cost of sales, equipment                          1,174,214         1,184,307            409,160            275,478
   Cost of equipment rentals and services              873,411         1,097,766            247,088            325,377
                                                 --------------    --------------     --------------     --------------
     Total cost of sales and services                2,047,625         2,282,073            656,248            600,855
                                                 --------------    --------------     --------------     --------------
Gross Profit                                         1,867,960         2,704,507            531,446            780,646
                                                 --------------    --------------     --------------     --------------
Operating Expenses
   Selling, general and administrative               1,932,645         3,380,512            732,351          1,027,349
   Research and development                            362,315           722,631            117,313            253,346
                                                 --------------    --------------     --------------     --------------
     Total operating expenses                        2,294,960         4,103,143            849,664          1,280,695
                                                 --------------    --------------     --------------     --------------
Loss From Operations                                  (427,000)       (1,398,636)          (318,218)          (500,049)

Other Income (Expense)
   Interest and financing costs                        (16,605)          (54,281)                --            (16,952)
   Interest and other income, net                       47,513            48,269             12,275             12,445
   Gain on sale of assets                               31,060                --             13,312                 --
                                                 --------------    --------------     --------------     --------------
     Total other income (expense)                       61,968            (6,012)            25,587             (4,507)
                                                 --------------    --------------     --------------     --------------
Loss Before Income Taxes                              (365,032)       (1,404,648)          (292,631)          (504,556)
   Income tax expense, net                             (14,197)          (14,000)            (3,750)            (5,700)
                                                 --------------    --------------     --------------     --------------
Net Loss Attributable to Common Stockholders         $(379,229)      $(1,418,648)         $(296,381)         $(510,256)
                                                 ==============    ==============     ==============     ==============
Net loss per common share
     - basic                                            $(0.00)           $(0.02)            $(0.00)            $(0.01)
                                                 ==============    ==============     ==============     ==============
     - diluted                                          $(0.00)           $(0.02)            $(0.00)            $(0.01)
                                                 ==============    ==============     ==============     ==============
Weighted average common shares
  outstanding
     - basic                                        91,687,349        65,198,592         93,761,337         65,198,592
                                                 ==============    ==============     ==============     ==============
     - diluted                                      91,687,349        65,198,592         93,761,337         65,198,592
                                                 ==============    ==============     ==============     ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       VASOMEDICAL, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Additional                                  Total
                                                  Common Stock                 Paid-in            Accumulated         Stockholders'
                                            Shares             Amount          Capital              Deficit               Equity
                                        ---------------    ------------    ----------------    ------------------     --------------
Balance at June 1, 2007                 65,198,592         $65,198          $46,165,998           $(44,618,601)          $1,612,595
   Common stock and warrants (net of
      expenses incurred) issued for
      Securities Purchase Agreement     21,428,572          21,429            1,354,461                     --            1,375,890
   Common stock issued for distribution
      and supply agreement               6,990,840           6,991              461,395                     --              468,386
   Common Stock issued to Director         150,000             150                8,850                     --                9,000
   Stock based compensation                     --              --               72,414                                      72,414
   Net loss                                     --              --                   --               (379,229)            (379,229)
                                      ---------------    ------------    ----------------    ------------------     ----------------
Balance at February 29, 2008            93,768,004         $93,768          $48,063,118           $(44,997,830)          $3,159,056
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

                       VASOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months          Nine Months
                                                                                        Ended                Ended
                                                                                     February 29,         February 28,
                                                                                   ----------------     ----------------
                                                                                         2008                 2007
                                                                                   ----------------     ----------------
Cash flows from operating activities
     Net loss                                                                           $(379,229)         $(1,418,648)
                                                                                   ----------------     ----------------
      Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                    149,582              230,192
         Amortization of deferred gain on sale of building                                (31,059)                  --
         Provision for doubtful accounts                                                  (27,524)              (1,340)
         Amortization of deferred distributor costs                                        76,332                   --
         Stock based compensation                                                          81,414               10,326
         Changes in operating assets and liabilities:
              Accounts receivable                                                         (16,645)             280,959
              Inventories                                                                 468,248              495,036
              Other current assets                                                        (80,487)             129,865
              Other assets                                                                     --               (1,073)
              Deferred distributor costs                                                  (40,490)                  --
              Accounts payable, accrued expenses and other current liabilities
                                                                                         (210,119)            (604,806)
              Other liabilities                                                           (90,643)            (228,005)
                                                                                   ----------------     ----------------
                                                                                          278,609              311,154
                                                                                   ----------------     ----------------
     Net cash used in operating activities                                               (100,620)          (1,107,494)
                                                                                   ----------------     ----------------

     Cash flows provided by investing activities
         Proceeds from the building sale                                                1,400,000                   --
         Expenses paid for sale of building                                               (89,143)                  --
                                                                                   ----------------     ----------------
     Net cash provided by investing activities                                          1,310,857                   --
                                                                                   ----------------     ----------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                                    (851,015)            (236,394)
         Proceeds from Securities Purchase agreement                                    1,500,000                   --
         Expenses paid in relation to Securities Purchase Agreement                      (124,110)                  --
                                                                                   ----------------     ----------------
     Net cash provided by (used in) financing activities                                  524,875             (236,394)
                                                                                   ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,735,112           (1,343,888)
     Cash and cash equivalents - beginning of period                                      850,288            2,385,778
                                                                                   ----------------     ----------------
     Cash and cash equivalents - end of period                                         $2,585,400           $1,041,890
                                                                                   ================     ================

Non-cash investing and financing activities were as follows:
     Inventories transferred to property and equipment, attributable to
       operating leases, net                                                              $14,672              $24,538
     Issuance of note for purchase of insurance policy                                         --             $192,120
     Common stock issued for distribution agreement                                      $468,386                  $--

Supplemental Disclosures
     Interest paid                                                                        $16,605              $54,281
     Income taxes paid                                                                     $6,551               $6,534

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008


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

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medication and not candidates for invasive procedures. Patients diagnosed with comorbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the indication for treatment with EECP(R) therapy is angina symptoms.

     During the last two fiscal years ended May 31, 2007 and 2006 we incurred large operating losses. The Company has attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing its cost structure more into alignment with current revenues by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing, and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share, and a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant") for a total purchase price of $1,500,000 less expenses incurred of $124,110. We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008


          Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew external counterpulsation systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock, valued at $468,386, to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the external counterpulsation therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     During the nine-month period ended February 29, 2008, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to four directors to purchase an aggregate of 600,000 shares of common stock, at an exercise price of $0.12 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vest immediately, and expire ten years from the date of grant. During the three-month period ended February 29, 2008 there were no non-qualified stock options granted.

     During the nine and three-month periods ended February 29, 2008 the Company's Board of Directors granted 150,000 shares of common stock under the 2004 Plan to one director of the Company having a fair market value of $0.06 per share at the time of the respective grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended February 29, 2008 was $81,414 and $10,326 for the nine months ended February 28, 2007. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended February 29, 2008 was $14,164 and $5,314 for the three months ended February 28, 2007. For purposes of estimating the fair value

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008


of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

     The fair value of the Company's stock-based awards was estimated assuming the following weighted-average assumptions:

                                         February 29,          February 28,
                                             2008                 2007
                                       -----------------    ------------------
Expected life (years)                          5                      5
Expected volatility                         89.5%                106.17%
Risk-free interest rate                      4.5%                   4.5%
Expected dividend yield                     0.00%                  0.00%

     During the nine-month period ended February 29, 2008, options to purchase 1,305,625 shares of common stock at exercise prices ranging from $0.20 - $3.96 were cancelled.

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

     The following table sets forth the computation of basic and diluted loss per common share:

                                                  Nine Months         Nine Months        Three Months         Three Months
                                                     Ended               Ended               Ended               Ended
                                                  February 29,         February 28,      February 29,          February 28,
                                                -----------------    ---------------    ----------------    -----------------
                                                      2008                2007                2008                2007
                                                -----------------    ---------------    ----------------    -----------------
Numerator:
   Net loss                                         $(379,229)         $(1,418,648)         $(296,381)          $(510,256)
Denominator:
   Basic  weighted average common shares           91,687,349           65,198,592         93,761,337          65,198,592
     Stock options                                         --                   --                 --                  --
     Warrants                                              --                   --                 --                  --
                                                -----------------    ---------------    ----------------    -----------------
   Diluted - weighted average common shares        91,687,349           65,198,592         93,761,337          65,198,592
                                                =================    ===============    ================    =================
Basic and diluted loss per common share                $(0.00)              $(0.02)            $(0.00)             $(0.01)
                                                =================    ===============    ================    =================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008


     Options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the nine and three months ended February 29, 2008 and February 28, 2007, because the effect of their inclusion would be antidilutive.

                                                                Nine and Three       Nine and Three
                                                                    Months               Months
                                                                    Ended                Ended
                                                                 February 29,         February 28,
                                                               ---------------- --- ----------------
                                                                     2008                 2007
                                                               ----------------     ----------------
   Options                                                          5,886,710            6,741,150
   Warrants                                                         6,540,252            2,254,538
                                                               ----------------     ----------------
                                                                   12,426,962            8,995,688
                                                               ================     ================

NOTE D - INVENTORIES, NET

         Inventories, net consist of the following:

                                                                  February 29,            May 31,
                                                                      2008                 2007
                                                                -----------------    -----------------

   Raw materials                                                     $940,652             $794,188
   Work in process                                                    586,338              915,744
   Finished goods                                                     137,061              407,695
                                                                -----------------    -----------------
                                                                   $1,664,051           $2,117,627
                                                                =================    =================

     At both February 29, 2008 and May 31, 2007, the Company has recorded a reserve for excess and obsolete inventory of $677,166.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                 February 29,           May 31,
                                                                     2008                2007
                                                               -----------------    ---------------
Land                                                                     $--            $200,000
Building and improvements                                                 --           1,394,569
Office, laboratory and other equipment                             1,368,169           1,436,360
EECP  therapy  systems  under  operating  leases  or
   under loan for clinical trials                                    771,013             813,020
Furniture and fixtures                                               151,641             162,066
Leasehold improvements                                                    --             117,803
                                                               -----------------    ---------------
                                                                   2,290,823           4,123,818
Less: accumulated depreciation and amortization                   (2,177,651)         (2,836,938)
                                                               -----------------    ---------------
                                                                    $113,172          $1,286,880
                                                               =================    ===============

          Depreciation and amortization expense for the nine months ended February 29, 2008 and February 28, 2007 was $149,582, and $230,192,
          respectively

NOTE F - LONG-TERM DEBT

         Long-term debt is summarized as follows:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008

                                                              February 29,           May 31,
                                                                  2007                2008
                                                             ----------------    ---------------
   Facility loans (a)                                              $--             $851,015
   Less: current portion                                            --              (65,769)
                                                             ----------------    ---------------
                                                                   $--             $785,246
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

NOTE G - DEFERRED REVENUES

     The changes in the Company's deferred revenues are as follows:

                                                         Nine           Nine Months       Three Months        Three Months
                                                      Months Ended         Ended              Ended              Ended
                                                     February 29,        February 28,     February 29,         February 28,
                                                     --------------    --------------     --------------     ---------------
                                                          2008              2007               2008               2007
                                                     --------------    --------------     --------------     ---------------
Deferred revenue at the beginning of the period        $1,756,352        $2,322,588         $1,598,241         $2,051,198
Additions:
     Deferred extended service contracts                1,334,506         1,483,702            427,067            434,241
     Deferred in-service and training                      30,000            35,000             12,500             10,000
     Deferred service arrangements                        143,750           105,000             63,750             30,000
     Deferred service contract promotion                    8,850                --              1,050                 --
Recognized as revenue:
     Deferred extended service contracts               (1,575,282)       (1,882,386)          (497,751)          (640,910)
     Deferred in-service and training                     (17,500)          (35,000)            (7,500)           (10,000)
     Deferred service arrangements                       (110,796)         (204,375)           (38,877)           (50,000)
     Deferred service contract promotion                  (13,350)               --             (1,950)                --
                                                     --------------    --------------     --------------     ---------------
Deferred revenue at end of period                       1,556,530         1,824,529          1,556,530          1,824,529
     Less: current portion                             (1,177,547)       (1,329,333)        (1,177,547)        (1,329,333)
                                                     --------------    --------------     --------------     ---------------
Long-term deferred revenue at end of period              $378,983          $495,196           $378,983           $495,196
                                                     ==============    ==============     ==============     ===============

NOTE H - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At February 29, 2008, the unamortized deferred gain of $235,167 is shown as "Deferred gain on sale of building" in the Company's consolidated condensed balance sheet.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008


NOTE I - WARRANTY COSTS

     The changes in the Company's product warranty liability are as follows:

                                                      Nine               Nine              Three             Three
                                                      Months             Months            Months            Months
                                                      Ended              Ended             Ended             Ended
                                                   February 29,       February 28,      February 29,      February 28,
                                                  --------------     -------------    --------------     -------------
                                                       2008               2007              2008              2007
                                                  --------------     -------------    --------------     -------------
Warranty liability at the beginning of the
   period                                              $15,750            $32,000         $31,000             $26,500
     Expense for new warranties issued                  33,000             36,000              --               6,000
     Warranty amortization                             (27,750)           (47,500)        (10,000)            (12,000)
                                                  --------------     -------------    --------------     -------------
Warranty liability at end of period                     21,000             20,500          21,000              20,500
     Less: current portion                             (21,000)           (20,500)        (21,000)            (20,500)
                                                  --------------     -------------    --------------     -------------
Long-term warranty liability at end of period
                                                           $--                $--             $--                 $--
                                                  ==============     =============    ==============     =============

NOTE  J - INCOME TAXES

     During the nine-months ended February 29, 2008 and February 28, 2007, state income taxes were $14,197 and $14,000, respectively.

     As of February 29, 2008, the recorded deferred tax assets were $19,720,352, reflecting a $103,000 increase during the third quarter of fiscal 2008. Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. The Company has concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and has recorded a valuation allowance to bring the net deferred tax asset carrying value to zero.

     At May 31, 2007 (the Company's fiscal year end), the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $53,400,000, expiring at various dates from 2016 through 2029.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption the provisions of FIN 48 did not have a material effect on the Company's financial position.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 29, 2008



NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007 we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

         For the years ended:
                May 31, 2008                 $34,655
                May 31, 2009                 142,777
                May 31, 2010                 148,488
                May 31, 2011                 154,427
                May 21, 2012                 160,604
                May 31, 2013                  40,540
                                       -----------------
               Total                        $681,491
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

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients diagnosed with comorbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the indication for treatment with EECP(R) therapy is angina symptoms.

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

          We sold to  Kerns,  pursuant  to the  Securities  Purchase  Agreement,
          21,428,572 shares of our common stock at $.07 per share, and a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant") for a total purchase price of $1,500,000 less expenses incurred of $124,110. We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew external counterpulsation systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock, valued at $468,386, to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the external counterpulsation therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     The Company has also entered into lease agreements for our EECP(R) therapy systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) therapy system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at February 29, 2008.

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

     FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 -- enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

     o Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

     o Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

     o    Disclosure  of  information   about   credit-risk-related   contingent
          features; and

     o Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

     Effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

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

Results of Operations

Three Months Ended February 29, 2008 and February 28, 2007

     Net revenue from sales, leases and service of our EECP therapy systems for the three-month periods ended February 29, 2008 and February 28, 2007, were $1,187,694, and $1,381,501, respectively, which represented a decline of $193,807 or 14%. We reported a net loss attributable to common shareholders of $296,381 and $510,256 for the three-month periods ended February 29, 2008 and February 28, 2007, respectively. The decrease in the net loss was primarily due to the significant decrease in our operating expenses from the comparative prior period, offset slightly by the decrease in revenue. Our net loss per common share was $(0.00), and $(0.01) for the three-month periods ended February 29, 2008 and February 28, 2007, respectively.

Revenues

     Revenue from equipment sales decreased by approximately 1%, to $427,445, for the three-month period ended February 29, 2008 as compared to $432,124 for the same period for the prior year. The minimal decrease in equipment sales is due primarily to a 29% decrease in blended average selling prices, offset by a 25% increase in the number of equipment shipments. The overall decrease in average sales prices is primarily due to the reduction in sales price due to competition in both the domestic and international markets, from the prior fiscal year.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION




     We believe the decline in domestic average selling price reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) therapy systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms, who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious co-morbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 39% in the three-month period ended February 29, 2008, compared to prior year and the average sales price of used systems increased 17% in the three-month period ended February 29, 2008. We continue to reorganize certain territory responsibilities in our sales department due to the reduction in our sales force and vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) therapy systems and related products to international distributors in the three-month period ended February 29, 2008 decreased approximately 92% to $11,332 compared to $137,333 in the three-month period ending February 28, 2007.

     Our revenue from equipment rental and services for the three-month period ended February 29, 2008 declined 20% compared to the same three-month period in the prior fiscal year. The decline is related to a decrease in the equipment services related revenue as a result of decreased sales volume, while rental revenue remained constant. Revenue from equipment rental and services represented 64% of total revenues as compare to 69% of total revenues in the prior comparative year.

Gross Profit

     The gross profit declined to $531,446, or 45% of revenues, for the three-month period ended February 29, 2008, compared to $780,646 or 57% of revenues, for the three-month period ended February 28, 2007. The decline in gross profit primarily reflects the decrease in the blended average selling price, as well as the equipment service revenue decline.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the three-months ended February 29, 2008 and February 28, 2007, were $732,351, or 62% of revenues, and $1,027,349 or 74% of revenues, respectively reflecting a decrease of $249,998 or approximately 29%. The decrease in SG&A expenditures in the third quarter of fiscal 2008 compared to fiscal 2007 resulted primarily from a decrease of $89,548 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales volume. Marketing expenses decreased $187,410 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



promotion,   advertising,  and  trade  show  expenses.  Administrative  expenses decreased $9,379 as a result of decreased expenditures associated with reduced personnel and their associated costs.

Research and Development

     Research and development ("R&D") expenses of $117,313, or 10% of revenues, for the three-months ended February 29, 2008, decreased by $136,033, or 54%, from the three-months ended February 28, 2007, which was $253,346 or 18% of revenues. The decrease is primarily attributable to fewer engineering personnel and lower new product development spending.

Interest Expense and Financing Costs

     There were no interest expense and financing costs incurred during the three-month period ended February 29, 2008 compared to $16,952 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The elimination of this cost in the third quarter of fiscal 2008 is a direct result of the sale-leaseback agreement for the Company's headquarters and warehouse facility, which occurred during the first quarter of fiscal 2008.

Interest and Other Income, Net

     Interest and other income for the three-month periods ended February 29, 2008 and February 28, 2007, were $12,275 and $12,445, respectively. Interest income primarily reflects interest earned on the Company's cash balances.

Gain on Sale of Assets

     Gain on Sale of Assets for the three-month periods ended February 29, 2008 and February 28, 2007, were $13,312 and $0, respectively. This gain is the result of the Company's recognition on the gain on the sale-leaseback of its facility and liquidation of equipment and fixtures used in previously leased properties.

Income Tax Expense, Net

         During the three-month periods ended February 29, 2008 and February 28, 2007, state income taxes were $3,750 and $5,700, respectively.

     As of February 29, 2008, the recorded deferred tax assets were $19,720,352, reflecting a $103,000 increase during the third quarter of fiscal 2008. Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. The Company has concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and has recorded a valuation allowance to bring the net deferred tax asset carrying value to zero.

Results of Operations

Nine Months Ended February 29, 2008 and February 28, 2007

     Net revenue from sales, leases and service of our EECP(R) therapy systems for the nine-month periods ended February 29, 2008 and February 28, 2007, were $3,915,585 and $4,986,580, respectively, which represented a decline of $1,070,995, or 21%. We reported a net loss of $379,229 compared to a net loss

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



attributable to common stockholders of $1,418,648 for the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. Our net loss per common share was $0.00 for the nine-month period ended February 29, 2008 compared to a net loss of $0.02 per share for the nine-month period ended February 28, 2007. The decrease in the net loss per common share was primarily due to the significant decrease in our operating expenses from the comparative prior period.

Revenues

     Revenue from equipment sales declined approximately 27%, to $1,517,985, for the nine-month period ended February 29, 2008 as compared to $2,080,272 for the same period for the prior year. The decrease in equipment sales is due primarily to a 31% decrease in blended average sales prices, offset by a 10% increase in number of equipment shipments. The overall decrease in average sales prices is primarily due to the reduction in sales price due to competition in both the domestic and international markets, from the prior fiscal year.

     We believe the decline in domestic units average selling prices reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) therapy systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms, who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious co-morbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 33%, in the nine month period ended February 29, 2008, compared to prior year and the average sales price of used systems declined 31% in the nine month period ended February 29, 2008. We continue to reorganize certain territory responsibilities in our sales department due to the reduction in our sales force and vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) therapy systems and related products to international distributors in the nine-month period ended February 29, 2008 decreased approximately 27%, to $603,184, compared to $829,288 in the nine-month period ending February 28, 2007.

     Our revenue from equipment rental and service for the nine-month period ended February 29, 2008 declined 18% compared to the same nine-month period in the prior fiscal year. Rental revenues decreased 67% as a result of a decrease in the rental installation base and equipment services revenue decreased 17% as a result of decreased sales volume. Revenue from equipment rental and services represented 61% of total revenue compared to 58% of total revenue in the prior comparative year.

Gross Profit

     The gross profit declined to $1,867,960, or 48% of revenues, for the nine-month period ended February 29, 2008, compared to $2,704,507, or 54% of revenues, for the nine-month period ended February 28, 2007. The decline in gross profit primarily reflects the decline in the unit sales blended average selling price as well as the equipment service revenue decline.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the nine-months ended February 29, 2008 and February 28, 2007, were $1,932,645, or 49% of revenues, and $3,380,512 or 68% of revenues, respectively, reflecting a decrease of $1,447,867, or approximately 43%. The decrease in SG&A expenditures in the first three quarters of fiscal 2008 compared to fiscal 2007 resulted primarily from a decrease of $628,612 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales volume. Marketing expenses decreased $438,731 due to reduced personnel in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $381,864 as a result of decreased expenditures in professional fees related to accounting and outside consulting, along with reduced personnel and their associated costs.

Research and Development

     Research and development ("R&D") expenses of $362,315, or 9% of revenues, for the nine months ended February 29, 2008, decreased by $360,316, or 50%, from the nine months ended February 28, 2007, which was $722,631 or 14% of revenues. The decrease is primarily attributable to fewer engineering personnel, lower new product development spending, and reduced spending on clinical trials.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $16,605 in the nine-month period ended February 29, 2008, from $54,281 for the same period in the prior year. Interest expense reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease in the first three quarters of fiscal 2008 is a direct result of the sale-leaseback agreement for the Company's headquarters and warehouse facility, which occurred in the first quarter of fiscal 2008.

Interest and Other Income, Net

     Interest and other income for the nine-month periods ended February 29, 2008 and February 28, 2007, were $47,513 and $48,269, respectively. Interest income primarily reflects interest earned on the Company's cash balances.

 Gain on Sale of Assets

     Gain on Sale of Assets for the nine-month periods ended February 29, 2008 and February 28, 2007, were $31,060 and $0, respectively. This gain is the result of the Company's recognition on the gain on the sale-leaseback of its facility and liquidation of equipment and fixtures used in previously leased properties.

Income Tax Expense, Net

     During the nine-month periods ended February 29, 2008 and February 28, 2007, state income taxes were $14,197 and $14,000, respectively.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     As of February 29, 2008, the recorded deferred tax assets were $19,720,352, reflecting a $131,000 increase during the first three quarters of fiscal 2008. Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. The Company has concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and has recorded a valuation allowance to bring the net deferred tax asset carrying value to zero.

Liquidity and Capital Resources

Cash and Cash Flow

     At February 29, 2008, we had cash of $2,585,400 and working capital of $2,954,952 as compared to cash and cash equivalents of $850,288 and working capital of $1,320,347 at May 31, 2007. Our cash and cash equivalents increased $1,735,112 in fiscal year 2008.

     Cash used in operating activities was $100,620 for the nine months ended February 29, 2008, which consisted of net cash loss after adjustments of $130,484 and cash provided by operating assets and liabilities of $29,864. The changes in the account balances primarily reflect an increase in accounts receivable of $16,645, a decrease in accounts payable, accrued expenses, and other current liabilities of $210,119, a decrease in other liabilities of $90,643, an increase in other current assets of $80,487, and recognition of deferred distributor costs of $40,490, which were offset by lower inventory of $468,248. Net accounts receivable were 20% of revenues for the nine-month period ended February 29, 2008, as compared to 11% for the nine-month period ended February 28, 2007, and accounts receivable turnover was 7.9 times, and 6.4 times for the nine months ended February 29, 2008 and February 27, 2007, respectively.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) therapy system products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the nine-month periods ended February 29, 2008 and February 28, 2007, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) therapy program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,310,857 during the nine-month period ended February 29, 2008, which represented proceeds received from the building sale, net of related costs.

     Our financing activities provided net cash of $524,875 during the nine-month period ended February 29, 2008, reflecting proceeds, net of related expenses, of $1,375,890 from the Securities Purchase Agreement, which was offset by loan repayments on the building of $851,015.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 29, 2008.

                                                                        Due as of       Due as of
                                                         Due as of     2/28/10 and     2/29/12 and        Due
                                         Total           2/28/09         2/28/11         2/28/13       Thereafter
         -----------------------------------------------------------------------------------------------------------
         Operating Leases                $681,491        $141,390        $299,974        $240,127          $--
                                    --------------------------------------------------------------------------------
         Total Contractual Cash
         Obligations                     $681,491        $141,390        $299,974        $240,127          $--
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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share, and a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"), for a total purchase price of $1,500,000 less expenses incurred of $124,110. We also have an option to sell an additional $1 million of our common stock to Kerns. The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On July 10, 2007, Mr. Benham Movaseghi, Treasurer of Kerns, was also appointed to our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

                       Vasomedical, Inc. and Subsidiaries


ITEM 3 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended February 29, 2008 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       Vasomedical, Inc. and Subsidiaries



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS


Exhibits

31 Certifications pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                       Vasomedical, Inc. and Subsidiaries



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VASOMEDICAL, INC.

                          By:   /s/ John C.K. Hui
                                ------------------------------------------------
                                John C.K. Hui
                                Chief Executive Officer, Director, and Chief
                                Technology Officer (Principal Executive Officer)

                                /s/ Tricia Efstathiou
                                ------------------------------------------------
                                Tricia Efstathiou
                                Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  April 14, 2008