Form 10KSB
period 2008-05-31
VASOMEDICAL INC
filed 2008-08-29
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2008

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

      State issuer's revenues for its most recent fiscal year. $5,182,768

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of $0.07 as of August 20, 2008, was approximately $3,943,747. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

At August 20, 2008, the number of shares outstanding of the issuer's common stock was 93,768,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III - (Items 9, 10, 11, 12 and 14) Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X].

                      {THIS PAGE LEFT INTENTIONALLY BLANK}

                              INDEX TO FORM 10-KSB

                                                                                                              Page
                                     PART I

Item 1.       Description of Business...........................................................................1
Item 2.       Description of Property..........................................................................24
Item 3.       Legal Proceedings................................................................................25
Item 4.       Submission of Matters to a Vote of Security Holders..............................................25

                                     PART II

Item 5.       Market for Registrant's Common Equity, and Related Stockholder Matters and Small Business
              Issuer Purchases of Equity Securities............................................................26
Item 6.       Management's Discussion and Analysis or Plan of Operation........................................26
Item 7.       Financial Statements.............................................................................41
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............41
Item 8A.      Controls and Procedures..........................................................................41
Item 8A.(T)   Controls and Procedures..........................................................................42
Item 8B.      Other Information................................................................................42

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons and Corporate
              Governance; Compliance with Section 16(a) of the Exchange Act....................................43
Item 10.      Executive Compensation...........................................................................43
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..43
Item 12.      Certain Relationships and Related Transactions, and Director Independence........................43
Item 13.      Exhibits.........................................................................................43
Item 14.      Principal Accountant Fees and Services...........................................................44




Signatures    .................................................................................................45

                                    EXHIBITS

Exhibit 23    Consent of Independent Registered Public Accounting Firm........................................E-1

Exhibit 31    Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A).....................E-2

Exhibit 32    Certification of Periodic Report................................................................E-4

                                      - i -

                                     PART I


ITEM 1 - DESCRIPTION OF  BUSINESS

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

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and reduces oxygen demand, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is angina symptoms.

     During the last two fiscal years ended May 31, 2008 and 2007 we incurred large operating losses. We attempted to achieve profitability by reducing operating costs and halting the trend of declining revenues, to reduce cash usage by bringing our cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, we were seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     During the first quarter of fiscal year 2008, the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns, as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007, we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale were approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

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

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is angina symptoms.

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes or peripheral vascular disease are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

Angina

     Angina pectoris is the medical term for a recurring pain or discomfort in the chest due to coronary artery disease (CAD). Angina is a symptom of a condition called myocardial ischemia, which occurs when the heart muscle or myocardium doesn't receive sufficient blood, hence as much oxygen, as it needs. This usually happens because one or more of the heart's arteries, the blood vessels that supply blood to the heart muscle, is narrow or blocked. Insufficient blood supply to meet the need of the organ to function is called ischemia.

     The  cardinal  symptom of stable CAD is  anginal  chest pain or  equivalent symptoms, such as exertional dyspnea or fatigue. Angina is uncomfortable pressure, fullness, squeezing or pain, usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm. Often the patient suffers not only from the discomfort of the symptom itself but also from the accompanying limitations on activities and the associated anxiety that the symptoms may produce. Uncertainty about prognosis may be an additional source of anxiety. For some patients, the predominant symptoms may be palpitations or syncope that is caused by arrhythmias or fatigue, edema, or orthopnea caused by heart failure. Episodes of angina occur when the heart's need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common trigger, but not the only one for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

     There are approximately 6.4 million angina patients in the United States and our EECP(R) therapy currently competes with other technologies in the market for approximately 100,000 to 150,000 new refractory angina patients annually who do not adequately respond to or are not amenable to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP(R) therapy. Most angina patients are treated with medications, including beta blockers to slow and protect the heart and vasodilators, which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or inadequately correct the problem, the patients are considered unresponsive to medical therapy. Most angina patients are readily amenable to invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG). However, there are approximately 130,000 angina patients each year whose angina can not be stopped by medication and they are no longer readily amenable to palliative invasive procedures.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limit reimbursement for EECP(R) therapy to patients who do not adequately respond to or are not amenable to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-KSB for a more detailed discussion of reimbursement issues.

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

     According to the 2006 Update, in 2003 approximately 2.4 million men and 2.6 million women in the United States had CHF and about 550,000 new cases of the disease occur each year. Deaths caused by the disease increased 20.5% from 1993 to 2003. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated cost to the health care system in 2005 in the United States of $29.6 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP(R) therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP(R) Patient Registry(TM) (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP(R) also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP(R) therapy.

     We sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients. This trial, known as PEECH(TM) (Prospective Evaluation of EECP(R) in Congestive Heart Failure), was intended to provide additional evidence of the safety and efficacy of EECP(R) therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication. The PEECH(TM) trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a prespecified threshold of improvement in exercise duration. The trial also demonstrated significant improvements in favor of EECP(R) therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life. Measures of change in peak oxygen consumption were not statistically significant in the overall study population, though a trend favoring EECP(R) therapy was present in early follow-up. Patients in the trial who had an ischemic etiology (i.e. pre-existing coronary artery disease), demonstrated a greater response to EECP(R) therapy than those who had an idiopathic (non-ischemic) etiology.

     The preliminary results of the PEECH(TM) trial were presented at the American College of Cardiology scientific sessions in March 2005. On June 20, 2005, CMS accepted our application for expansion of reimbursement coverage of EECP(R) therapy to include patients with New York Heart Association (NYHA) Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35% (i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication), as well as patients with Canadian Cardiovascular Society Classification (CCSC) II (i.e. chronic, stable mild angina).

     On June 23, 2005, CMS also received a request from a competing manufacturer of external counterpulsation therapy equipment to reconsider the reimbursement coverage policy. They requested expansion of coverage to include 1) treatment of congestive heart failure, to include NYHA Class II, III with a left ventricular ejection fraction (LVEF) less than or equal to 40%, and acute heart failure; 2) treatment of stable angina to include CCSC II angina; 3) treatment of acute myocardial infarction; and 4) treatment of cardiogenic shock. On September 15, 2005, they amended their request to include NYHA Class IV heart failure.

         On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:
     o    CCSC II angina
     o    Heart Failure
     o NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%
     o NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 40%
     o    NYHA Class IV heart failure
     o    Acute heart failure
     o    Cardiogenic shock

     o    Acute myocardial infarction."

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH(TM) trial as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect" for refractory angina patients.

     On August 25, 2006 the results of the trial were initially published online by the Journal of the American College of Cardiology (JACC) and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

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

     These papers were submitted to CMS and we were advised to continue to gather more clinical evidence for future submission.

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

The EECP(R) Therapy Systems

     The EECP(R) therapy systems are noninvasive treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and, at the same time, reduce the workload of the heart while improving the overall vascular function. The treatment is completely noninvasive and is administered to patients on an outpatient basis, usually in daily one-hour sessions, five days per week over seven weeks for a total of 35 treatments. The procedure is well tolerated and most patients begin to experience relief of chest pain due to their coronary artery disease after 15 to 20 hours of therapy. As demonstrated in our clinical studies, positive effects have been shown in most patients to continue for years following a full course of therapy.

     During EECP(R)  therapy,  the patient lies on a contoured  treatment  table while three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, are wrapped around the calves, and the lower and upper thighs, including the buttocks. The system is synchronized to the individual patient's cardiac cycle triggering the system to inflate the cuffs rapidly and sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward to the buttocks during the relaxation phase of each heartbeat (diastole). This has the effect of creating a strong retrograde arterial wave in the arterial system, forcing freshly oxygenated blood towards the heart and coronary arteries at a time when resistance to coronary blood flow is at its lowest level. The inflation of cuffs also simultaneously increases the volume of venous blood that is returned to the heart when the heart is filling up for ejection in the contracting phase. Just prior to the next heartbeat when the heart begins to eject blood by contracting (systole), all three cuffs simultaneously deflate, leaving an empty vascular space to receive blood ejecting from the heart, thereby significantly reducing the workload of the heart. This is achieved because the vascular beds in the lower extremities are relatively empty when the cuffs are deflated, significantly lowering the resistance, and provide vascular space to receive the blood ejected by the heart, reducing the amount of work the heart must do to pump oxygenated blood to the rest of the body. The inflation/deflation activity is monitored constantly and coordinated by a computerized console that interprets electrocardiogram signals from the patient's heart, monitors heart rhythm and rate information, and actuates the inflation and deflation in synchronization with the cardiac cycles. The end result of this sequential "squeezing" of the legs is to create a pressure wave that significantly increases peak diastolic pressure benefiting circulation to the heart muscle and other organs, increases venous return so that the heart has more blood volume to eject out, and increases cardiac output. The release of external pressure produces reduction of systolic pressure, thereby reducing the workload of the heart. This reduction of vascular resistance insures that the heart does not have to work as hard to pump large amounts of blood through the body to help supply its metabolic needs.

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

The PEECH(TM) Study

     As part of our program to expand the therapy's indications for use beyond the treatment of angina, we applied for and received FDA approval in April 1998 to study, under an Investigational Device Exemption (IDE) protocol, the application of EECP(R) therapy in the treatment of CHF. A 32 patient feasibility study was conducted simultaneously at the University of Pittsburgh, the University of California San Francisco and the Grant/Riverside Methodist Hospitals in Columbus, Ohio. The results of this study were presented at the 49th Scientific Sessions of the American College of Cardiology in March 2000 and the Heart Failure Society of America's Annual Meeting in September 2000 and were published in the July/August 2002 issue of Congestive Heart Failure. This study indicated that EECP(R) therapy could improve exercise capacity, increase functional capacity was beneficial to left ventricular function in patients with NYHA Class II and III (i.e. mild to moderate) heart failure and a reduced left ventricular ejection fraction (i.e. LVEF = 35% or less).

     In summer 2000, an IDE supplement to proceed with a pivotal study to demonstrate the efficacy of EECP(R) therapy in the most prevalent types of heart failure patients was approved. This study, known as PEECH(TM), began patient enrollment in March 2001. The PEECH(TM) clinical trial involved nearly thirty centers including: the Cleveland Clinic, Mayo Clinic, Scripps Clinic, Thomas Jefferson University Hospital, the University of North Carolina at Chapel Hill, the Minnesota Heart Failure Consortium, Advocate Christ Hospital, Hull Infirmary
(UK), the University of California at San Diego Medical Center, the University of Pittsburgh Medical Center, the Lindner Clinical Trial Center and the Cardiovascular Research Institute. Vasomedical obtained 510(k) clearance for CHF from FDA in June 2002, obviating the need to continue this trial for FDA regulatory reasons. However, we decided to complete the clinical trial in order to use the anticipated clinical outcomes to help establish the clinical validation of EECP(R) therapy as a treatment for CHF and to provide additional scientific support for Medicare, Medicaid and other third-party payers to expand reimbursement coverage of EECP(R) therapy to include the CHF indication.

     The protocol for the study required that patients have NYHA II or III symptoms, have an LVEF of 35% or less, be able to undergo exercise testing and complete patient examinations 1-week, 3-months and 6-months following treatment that evaluated changes from baseline in exercise capacity, symptom status and quality of life. Patients were randomized to receive either optimal (i.e. guideline-recommended) pharmaceutical therapy (OPT) or EECP(R) therapy in addition to OPT. Enrollment of patients into the PEECH(TM) trial was completed in February 2004, with 187 patients, and the six-month follow-up examinations were completed by the end of December 2004.

     The preliminary results of the PEECH(TM) trial were presented at the American College of Cardiology scientific sessions in March 2005. On June 20, 2005, CMS accepted our application for expansion of reimbursement coverage of EECP(R) therapy to include patients with NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%, (i.e., chronic, stable, mild-to-moderate systolic heart failure as a primary indication), as well as patients with CCSC II, (i.e., chronic, stable mild angina).

     In designing the PEECH(TM) trial, success was demonstrated if the difference between EECP(R) therapy combined with OPT compared to OPT alone achieved a p-value less than 0.025 in at least one of two pre-defined co-primary endpoints:

     1. percentage of subjects with greater than or equal to 60 seconds improvement in exercise duration from baseline to six months, or
     2. percentage of subjects with at least 1.25 mL/kg/min increase in peak oxygen consumption from baseline to six months.

     Additional secondary endpoints were actual changes in exercise duration and peak oxygen consumption, changes in NYHA functional classification, changes in quality of life, adverse experiences and pre-defined clinical outcomes.

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

     The American Journal of Cardiology published a report in February of 2004 on the two-year outcomes after EECP(R) therapy observed in 1,097 patients with two-year follow-up enrolled in IEPR-1. The authors noted that 73% of patients in this cohort had a decrease in their angina symptom status upon completion of EECP(R) therapy and that the average number of angina episodes for the group was reduced from 10.6 to 2.8 per week. They characterized this improvement as a "significant and dramatic reduction in CCSC" and stated that the adverse clinical event rate was low. (CCSC is a rating scale used by physicians to assess the limitations imposed on patients' lives by angina.) Patients also reported improvement in health status, quality of life and satisfaction with life.

     At two-years follow-up, 74.9% of patients reported their angina symptom status (CCSC class) was improved compared to before EECP(R) therapy, and the accompanying improvements in angina frequency and quality of life measures were largely sustained as well. Nine percent of patients had died over the two-year follow-up and 15% had undergone a revascularization procedure (angioplasty, stenting or coronary bypass surgery).

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

     A second phase of enrollment into the registry (IEPR-2) enrolled approximately 2,500 patients between 2002 and 2004 and these patients were followed to 2-year follow-up. IEPR-2 incorporated sub-studies regarding treatment beyond 35 hours, possible predictors of response, effects on certain aspects of peripheral vascular disease and sexual dysfunction in men. Notably, the data set was modified in February 2003 to capture information on changes in heart failure symptom status, occurrence of clinical events due to heart failure and to include a heart failure-specific quality of life questionnaire in IEPR-2 patients with concomitant heart failure.

     Vasomedical considers the IEPR(TM) to be a vital source of information about the effectiveness and safety of EECP(R) therapy in a real-world environment for the medical community at large. To date, twenty full-length articles reporting data from the IEPR(TM) have been published in peer-reviewed medical journals and more than seventy-eight abstracts have been presented at a variety of major cardiovascular scientific conferences. For this reason, we continue to provide an ongoing grant to fund the analysis of the registry data to be published in medical journals.

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

Other studies and publications

     A search on the term "external counterpulsation" of the PubMed database available through the National Library of Medicine conducted on August 21, 2006, identified one-hundred-ninety-eight (198) citations of articles published in the medical scientific literature, including 28 review articles. Over 99% of these publications have reported results in patients with chronic stable angina and/or heart failure treated with EECP(R) therapy, while others have reported use of the device in other cardiovascular or non-cardiovascular indications. The vast majority of these reports are generated using Vasomedical EECP(R) therapy systems and equipment. In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating that EECP(R) therapy can provide benefit to appropriate patients in the following ways:
     o Enhancement of coronary and peripheral circulation, myocardial perfusion, ventricular function and hemodynamics,
     o    Improvement in endothelial function and vascular reactivity
     o    Elimination or reduction of cardiac ischemia,
     o Elimination or reduction in symptoms and improved functional class in angina and heart failure,
     o Resolution of reversible ischemic defects found on quantitative myocardial perfusion studies,
     o Increased exercise duration and increased time to ischemic changes during treadmill exercise in angina and increased exercise duration and peak oxygen consumption in heart failure in properly selected patients,
     o    Elimination or reduction in use of anti-angina medications,
     o    Improved quality of life in patients with angina and heart failure.

Strategic Initiatives

    Our short-and long-term plans are to:

     a) Maintain our cost structure alignment with current revenues in the short term by:

          i) continuing to monitor, reduce, or eliminate spending on all but critical new product development and clinical research projects,
          ii) focusing on rebuilding our revenue base through supporting our direct sales effort and expanding our use of independent sales representatives, and
          iii) maintaining tight cost control on all areas of personnel cost and spending.
     b) Pursue possible strategic investments and creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace, as opportunities become available.
     c) Increase market penetration in the domestic reimbursable user base for EECP(R) therapy by:
          i) expanding reimbursement to include coverage for the treatment of ischemic NYHA Class II and III CHF patients,
          ii) marketing directly to third-party payers to increase third-party reimbursement, and
          iii) expanding reimbursement coverage in the angina market to include patients with CCS Class II angina.
     d)   Increase the clinical and scientific  understanding of EECP(R) therapy by:
          i) resubmitting data to insurers, including Medicare, for favorable coverage policies;
          ii) continuing to support on a limited basis academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP(R) therapy and
     e) Increase awareness of the benefits of the EECP(R) therapy in the medical community by:
          i) developing campaigns to market the benefits of EECP(R) therapy directly to clinicians, third-party payers and patients;
          ii) engaging in educational campaigns for providers and medical directors of third-party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP(R) therapy; and
          iii) continuing the development of EECP(R) therapy in certain international markets, principally through the expansion of our distribution network and obtaining of reimbursement approvals.
     f) Maintain development efforts to improve the EECP(R) system and expand its intellectual property estate by filing for additional patents in the United States and other countries.

     These listed strategic objectives are forward-looking statements. We review, modify and change our strategic objectives from time to time based upon changing business conditions. There can be no assurance that we will be able to achieve our strategic objectives and even if these results are achieved risks and uncertainties could cause actual results to differ materially from anticipated results. To a large extent, limited financial resource availability reduces our ability to achieve these strategic objectives. Please see the section of this Form 10-KSB entitled "Risk Factors" for a description of certain risks, among others that may cause our actual results to vary from the forward-looking statements.

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

     Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings. These programs are designed to support our field sales organization and increase awareness of EECP(R) therapy in the medical community. Additional marketing activities include creating awareness among third-party payers of the benefits of EECP(R) treatment for patients suffering from CHF as well as angina.

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

International Operations

     We distribute our product internationally through a network of independent distributors. It has generally been our policy to appoint distributors with exclusive marketing rights to EECP(R) therapy systems in their respective countries, in exchange for their commitment to meet the duties and responsibilities required of a distributor. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. In most cases, distributors must assist us either to obtain an FDA-equivalent marketing clearance, country registration or to establish confirmatory clinical trials, conducted by local key opinion leaders in cardiology, required to obtain Ministry of Health approval, certification or reimbursement. Each distributor is responsible for registering the product and obtaining any required regulatory or clinical approvals, supporting local reimbursement efforts for EECP(R) therapy and maintaining an infrastructure to provide post-sales support.

     Revenues from international operations is 16% of total revenue for the fiscal years ended May 31, 2008 and 2007. Our international marketing activities include, among other things, assisting in obtaining national or third-party healthcare insurance reimbursement approval and participating in medical conferences to create greater awareness and acceptance of EECP(R) therapy by clinicians.

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

Competition

     Presently, we are aware of at least five direct competitors with an external counterpulsation device on the market. In addition, other companies have received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially in the marketplace. While we believe that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

     We view other companies engaged in the development of device-related, biotechnology and pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well. These include such common and well-established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support
(MCS), transmyocardial laser revascularization (TMR), total artificial hearts, cardiac resynchronization devices, ranolazine and nesiritide (Natrecor(R)); as well as newer technologies currently in FDA-approved clinical trials such as gene therapy and spinal cord stimulation (SCS). There can be no assurance that other companies will not develop new technologies or enter the market intended for EECP(R) therapy systems. Such other companies may have substantially greater financial, manufacturing and marketing resources and technological expertise than those possessed by us and may, therefore, succeed in developing technologies or products that are more efficient than those offered by Vasomedical and that would render our technology and existing products obsolete or noncompetitive.

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

     The "ACC/AHA 2002 Guideline Update for the Management of Patients with Chronic Stable Angina" was last issued in 2003. Comments on external counterpulsation appear in a section entitled "Recommendations for Alternative Therapies for Chronic Stable Angina in Patients Refractory to Medical Therapy Who Are Not Candidates for Percutaneous Intervention or Surgical Revascularization" and include a so-called Class IIb recommendation. ACC/AHA guideline classifications I, II and III are used to "provide final recommendations for both patient evaluation and therapy" and a Class IIb rating is defined as "Usefulness/efficacy is less well established by evidence/opinion".

     The ACC/AHA 2005 Guidelines for the Diagnosis and Management of Chronic Heart Failure in the Adult were issued in 2005. External counterpulsation is listed as one of the devices under investigation in a section entitled "Drugs and Interventions Under Active Investigation".

     The 2006 Comprehensive Heart Failure Practice Guideline, issued in February 2006 by the Heart Failure Society of America, does not include any comments on the use of external counterpulsation therapy for treating heart failure patients.

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

Current Medicare Coverage in Angina

     In February 1999, CMS, the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy under HCPCS code G0166 for the use of the EECP(R) therapy system. Key excerpts from the coverage read as follows:

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

     The 2008 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $156.16 and $109.47, respectively. Reimbursement rates vary throughout the country and range from $98 to $215 per hourly session. The 2007 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility was approximately $147 and $107, respectively. Reimbursement rates varied throughout the country and range from $98 to $215 per hourly session. Under the Medicare program, physician reimbursement of the provision of EECP(R) therapy is higher if the therapy is performed in a physician office setting as compared to a hospital outpatient facility in order to reflect higher costs associated with the physician office. Since January 2000, the national average payment rate has varied considerably. The initial national average payment rate for the physician office setting and the hospital outpatient facility in 2000 was approximately $130 and $112, respectively per hourly session. The average payment rate for the physician office setting climbed to $208 per treatment session in 2003 before being reduced approximately 37% in 2004 to $132 per treatment session. In 2005 the physician rate increased approximately 5% and remained unchanged in 2006. The average payment rate for the hospital outpatient facility declined steadily to 2005 before increasing approximately 2% in 2006.

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

Application to Expand Medicare Coverage to include Class II Angina and Class II/III CHF

     On May 31, 2005, we submitted an application to CMS to expand the national coverage policy for external counterpulsation treatment to patients with Canadian Cardiovascular Class II stable angina and to patients with NYHA Class II and III stable heart failure symptoms with an ejection fraction less than 35%.

     On June 20, 2005, CMS accepted our application for expansion of reimbursement coverage of EECP(R) therapy to include patients with NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%, i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication, as well as patients with CCSC II, i.e. chronic, stable mild angina.

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

     On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:
          o    CCSC II angina
          o    Heart Failure
          o NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%
          o NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 40%
          o    NYHA Class IV heart failure
          o    Acute heart failure
          o    Cardiogenic shock
          o    Acute myocardial infarction."

     They commented in their decision memorandum that they were not able to apply full weight to the evidence generated by the PEECH(TM) trial, as it had not yet been published in a peer-reviewed medical journal by the time they were required to issue a final decision on this application. Moreover, they did not opine on whether they would consider the results of the trial when published to be sufficient evidence to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of NYHA Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35%. They did, however, reiterate in the decision memorandum that "Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect" for refractory angina patients.

     On August 25, 2006, the results of the trial were initially published on line by the Journal of the American College of Cardiology (JACC), and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

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

     These papers were submitted to CMS and we were advised to continue to gather more clinical evidence for future submission.

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

Patents and Trademarks

     We own eleven US patents including eight utility and three design patents that expire at various times between 2008 and 2021. In addition, more than 20 foreign patents have been issued that expire at various times from 2008 to 2022. We are also planning to file other patent applications regarding specific enhancements to the current EECP(R) models, future generation products, and methods of treatment in the future. Moreover, trademarks have been registered for the names "EECP(R)" and "Natural Bypass".

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

Employees

     As of May 31, 2008, we employed 24 full-time and 1 part-time persons with 4 in direct sales, sales and clinical applications support, 9 in manufacturing, quality control and technical service, 3 in marketing and customer support, 2 in engineering, regulatory and clinical research and 7 in administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

Manufacturing

     Under our Supplier Agreement with Living Data Technology Corporation dated June 21, 2007, Living Data is our exclusive supplier for the ECP therapy systems that we market under the registered trademark EECP(R). Living Data has represented to us that it is in compliance in all material respects with all applicable laws, rules and regulations, and has obtained all the necessary licenses, permits, consents and approvals necessary for it to provide the products and services specified under the Supplier Agreement.

     Under the agreement with Living Data, we continue to manufacture products from our existing inventory, as well as other products, at our leased facility located in Westbury, New York.

RISK FACTORS

     Investing in our common stock involves risk. You should carefully consider the following information about these risks together with the other information contained in this Report. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment.

Financial Risks

     We have incurred recurring losses over the past few years and may continue to sustain losses, which could result in a further decline in the value of our common stock.

     During the last few fiscal years we incurred large operating losses. We currently anticipate that we may continue to sustain operating losses. Our ability to achieve profitability is largely dependent on our ability to reduce operating costs sufficiently, as well as halting the current trend of declining revenue. Our ability to maintain our current base of revenue and increase revenue is largely dependent upon restructuring our sales and marketing efforts in the angina market where reimbursement is currently available and operating in a more efficient manner.

Risks Related to Our Business

     We  are  materially  dependent  on  medical   reimbursement  for  treatment
procedures using EECP(R) therapy on patients with congestive heart failure in order to achieve growth.

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

     Increased acceptance by the medical community is important for growth.

     While many abstracts and publications are presented each year at major scientific meetings worldwide with respect to EECP(R) treatment efficacy, there is continued skepticism concerning EECP(R) therapy methodology. The American Heart Association and the American College of Cardiology Practice Guidelines currently list EECP(R) as a therapy currently under investigation for treatment of heart failure and have a classification rating of IIb as a treatment for patients who are refractory to medical therapy and are not candidates for percutaneous intervention or revascularization. A classification rating of IIb indicates the usefulness/efficacy of EECP(R) therapy is less well established by evidence/opinion. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP(R) therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP(R) therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP(R) therapy and increasing acceptance of EECP(R) therapy as a safe, effective and cost effective alternative to other available products by the medical community for growth.

     We face competition from other companies and technologies.

     We compete with at least five other companies that are marketing external counterpulsation devices. We do not know whether these companies or other potential competitors who may be developing external counterpulsation devices, may succeed in developing technologies or products that are more efficient than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

     As of June 2007, the Company entered into a distribution and supplier agreement with Living Data Technology Corporation, a competitor as of May 31, 2007. This arrangement has subsequently reduced the competitors to at least four other companies.

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

     We depend on Living Data for the supply of our ECP therapy systems.

     Under our Supplier Agreement with Living Data Technology Corporation dated June 21, 2007, Living Data is our exclusive supplier for the ECP therapy systems that we market under the registered trademark EECP(R). With certain exceptions, including the use of existing inventory, we are required to purchase this product from Living Data at specified prices. While we do not foresee any difficulties in timely receiving products at competitive prices, this inability would adversely affect our business.

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

Risks Related to our Securities

     The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

     As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

     Our common stock is subject to price volatility.

         The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:
          o    medical reimbursement;
          o    quarterly variations in operating results;
          o announcements of technological innovations, new products or pricing by our competitors;
          o the rate of adoption by physicians of our technology and products in targeted markets;
          o    the timing of patent and regulatory approvals;
          o    the timing and extent of technological advancements;
          o    results of clinical studies;
          o the sales of our common stock by affiliates or other shareholders with large holdings; and
          o    general market conditions.

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

ITEM 2 - DESCRIPTION OF PROPERTY

     We  have  historically  owned  our  18,000  square  foot  headquarters  and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590. Additionally, we leased approximately 3,500 square feet of additional warehouse space under an operating lease with a non-affiliated landlord that expired in September 2006, which we did not renew.

     On August 15, 2007, we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease. The annual rental expense for the lease is approximately $138,600. We believe that our current facility is adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol VASO.OB. On May 26, 2006, our common stock ceased trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market and began trading on the NASD Pink Sheets. Effective June 20, 2006, our common stock began trading on the Over-the- Counter Bulletin Board (OTCBB). The number of record holders of common stock as of August 20, 2008, was approximately 1,043, which does not include approximately 17,079 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

                                    Fiscal 2008                Fiscal 2007
                                    -----------                -----------
                                  High         Low           High          Low
First Quarter                    $0.19        $0.06         $0.17         $0.08
Second Quarter                   $0.13        $0.06         $0.15         $0.08
Third Quarter                    $0.10        $0.05         $0.12         $0.07
Fourth Quarter                   $0.09        $0.07         $0.09         $0.07

     The last bid price of the Company's common stock on August 20, 2008, was $0.08 per share.

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

Entry Into A Material Definitive Agreement

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-KSB.

Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation systems. For more information, visit www.vasomedical.com.

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

     During the last two fiscal years ended May 31, 2008 and 2007 we incurred large operating losses. We attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing our cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, we were seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     During the first quarter of fiscal year 2008 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the
     Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.


     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

o    On August  15,  2007,  we sold our  facility  under a  five-year  leaseback agreement for $1.4 million. The net proceeds from the sale were approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.


Results of Operations

Fiscal Years Ended May 31, 2008 and 2007

     Net revenue from sales, leases and service of our EECP(R) systems for the fiscal years ended May 31, 2008 and 2007, was $5,182,768 and $6,354,083, respectively, which represented a decline of $1,171,315, or 18%. We reported a net loss attributable to common stockholders of $676,965 and $1,571,066 for fiscal 2008 and 2007, respectively. The decrease in the net loss was primarily due to the significant decrease in our operating expenses from the comparative prior period, offset slightly by the decrease in revenue. Our net loss per diluted common share was $0.01 for the fiscal year ended May 31, 2008 compared to a net loss of $0.02 per diluted common share for the fiscal year ended May 31, 2007.

Revenues

     Revenue from equipment sales declined approximately 18% to $2,087,365 for the fiscal year ended May 31, 2008 as compared to $2,561,064 for the prior year. The decline in equipment sales is due primarily to a 33% decrease in average sales prices, which is attributable to a large number of system upgrades or trade-ups of older EECP models from existing customers. Although the average sales price decreased domestically and internationally, generating lower revenue per unit, the number of unit sales for new and used equipment increased by approximately 53% within the domestic market while remaining constant for the international market.

     We believe the decline in the sales price per unit reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 33% which was mainly due to a large number of system upgrades or trade-ups of older EECP models from existing customers, in fiscal 2008 compared to the prior year and the average sales price of used systems declined 37% in fiscal 2008. We continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in fiscal 2008 decreased approximately 16% to $836,000 compared to $991,000 in the prior year reflecting decreased sales volume.

     Our revenue from equipment rental and services decreased 18% to $3,095,403 in fiscal 2008 from $3,793,019 in fiscal year 2007. Revenue from equipment rental and services represented 60% of total revenue in fiscal 2008 and fiscal 2007. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business compared to the prior fiscal year. The decline was also due to a decrease in the rental install base from the prior fiscal year ended May 31, 2007.

Gross Profit

     Gross profit declined to $2,352,398, or 45% of revenues for fiscal 2008 compared to $3,450,970 or 54% of revenues for fiscal 2007. The decrease of gross profit margin as a percentage of revenue for fiscal 2008 compared to the prior fiscal year was due mainly to the higher unabsorbed fixed production cost associated with reduced production volume, and the effects of SFAS No. 151, which decreased the amount of fixed costs absorbed into inventory in fiscal 2008. The decline in gross profit when compared to the prior year in absolute dollars is principally due to the lower sales price per unit from fiscal 2007.

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

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for fiscal 2008 and 2007 were $2,626,045, or 51% of revenues, and $4,051,993, or 64% of revenues, respectively, reflecting a decrease of $1,425,525 or approximately 35%. The decrease in SG&A expenditures in fiscal 2008 resulted primarily from decreased direct expenditures of $576,729 due to reduced sales personnel and associated travel plus lower sales commission due to reduced sales price, offset by minimal increases in other sales related costs. Marketing expenses decreased $451,658 due to reduced expenditures in personnel and their associated costs in the marketing and clinical application support areas, as well as associated travel, plus lower market research, product promotion, advertising, and trade show expenses. Administrative expenses decreased $397,138 as a result of decreased expenditures in personnel and their associated costs, professional fees related to accounting, legal and consulting services, reversal of bad debt reserves, and insurance expenses offset slightly by increases in other administrative expenses.

     During fiscal 2008 the Company reversed $42,837 of its provision for doubtful accounts compared to fiscal 2007 when the Company recorded a provision for doubtful accounts of $423. The reversal of the provision is primarily a result of the fiscal 2008 decrease in sales in addition to the continuous efforts to ensure collection of accounts receivable.

Research and Development

     Research and development ("R&D") expenses of $474,111 or 9% of revenues for fiscal 2008 decreased by $459,205, or 49%, from $933,316, or 15% of revenues for the fiscal 2007. The decrease is primarily attributable to fewer engineering and clinical personnel and associated expenditures and reduced spending on clinical trials, offset by a slight increase in new product spending.


Interest Expense and Financing Costs

     Interest expense and financing costs decreased to $16,616 for fiscal 2008 from $69,767 for the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease is a direct result of the sale-leaseback agreements for the Company's headquarters and warehouse facility which occurred during the first quarter of fiscal 2008.

Interest and Other Income, Net

     Interest and other income for fiscal 2008 and 2007 were $61,083 and $53,648, respectively. Interest income primarily reflects interest earned on the Company's cash balances. Other income has been derived primarily from the liquidation of equipment and fixtures used in previously leased properties.

Gain on Sale of Assets

     The Gain on Sale of Assets for fiscal 2008 of $44,371 resulted from the Company's sale-leaseback of its facility.

Income Tax Expense, Net

     During fiscal 2008 and 2007 we recorded a provision for income taxes of $18,045 and $20,608, respectively.

     As of May 31, 2008, the recorded deferred tax assets were $19,819,352, reflecting an increase of $230,000 during the fiscal year ended May 31, 2008, which was offset by a valuation allowance of the same amount.

     Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. In November 2005, we concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized and increased the valuation allowance to bring the net deferred tax asset carrying value to zero.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital and in fiscal 2008 from a private equity financing and by the sale of our facility under a leaseback agreement. At May 31, 2008, we had cash and cash equivalents of $2,653,999 and working capital of $2,851,901 compared to cash and cash equivalents of $850,288 and working capital of $1,320,347 at May 31, 2007.

     Cash used in operating activities was $32,021 during fiscal 2008, which consisted of a net cash loss after adjustments of $385,491 and cash provided by operating assets and liabilities of $353,470. The changes in the accounts balances primarily reflect lower inventory of $592,427 and increase in deferred revenues - LT and other liabilities of $15,982,which were partially offset by a decrease in accounts receivable of $27,031, a decrease in accounts payable, accrued expenses, deferred revenues - ST, and other current liabilities of $163,246 and lower other current assets of $24,172, as well as deferred distributor costs of $40,490. Net accounts receivable were 14% of revenues for the period ended May 31, 2008, as compared to 12% for the period ended May 31, 2007, and accounts receivable turnover decreased to 7.1 times as of May 31, 2008, as compared to 8.1 times as of May 31, 2007.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During fiscal 2008 and 2007, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities provided net cash of $1,310,857 during the fiscal year ended May 31, 2008,I which represented proceeds received from the building sale, net of related costs.

     Our financing activities provided net cash of $524,875 during the fiscal year ended May 31, 2008, reflecting proceeds, net of related expenses, of $1,375,890 from the Securities Purchase Agreement, which was offset by loan repayments on the building of $851,015.

Liquidity

     During the last two fiscal years ended May 31, 2008 and 2007, we incurred large operating losses. The Company attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage by bringing its cost structure more into alignment with current revenue by engaging in restructurings during January 2006, March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     During the first quarter of fiscal year 2008 the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07, per share for a total purchase price of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant) . The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007, we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale were approximately $425,000 after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.

     Based on the above transactions, we believe that we have sufficient working capital to continue our operations through at least May 31, 2009.


Off-Balance Sheet Arrangements

     As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 31, 2008, we are not involved in any unconsolidated SPES.

Related Party Transactions

     As previously described, on June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21, 428,572 shares of our common stock at $.07 per share, for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now will be the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     On July 10, 2007, the Board of Directors appointed Mr. Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns Manufacturing Corporation, to our Board of Directors.

     As affiliates of Living Data and Kerns, Mr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data and Kerns, and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting servicesto the Company with no compensation.

     During fiscal 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000 from Living Data, which was paid in full by the Company as of June 2008. In addition, Living Data purchased $5,000 worth of ECP therapy system components from the Company, which was paid in full by Living Data as of June 2008.

     During fiscal 2009 Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China, that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. Vasomedical Inc., also must pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During fiscal 2009 Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China, that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. Vasomedical Inc., also must pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     In July of 2008 Vasomedical, Inc. has agreed to purchase ECP therapy systems under its Distributorship Agreement with Living Data for $360,000 payable over 18 months.

     Further, Kerns is providing the Company, free of charge, part time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data may be used by Vasomedical, Inc. to provide customers with clincial training and technical service.

Effects of Inflation

     We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended May 31, 2008, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

     In most cases, revenue from domestic EECP(R) system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. We follow the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP(R) systems includes a combination of three elements that qualify as separate units of accounting:
     i.   EECP(R) equipment sale,
     ii. provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities, and
     iii. a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, software upgrades, technical phone support and preferred response times.

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

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2008.

Accounts Receivable, net

     The Company's accounts receivable are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

     We have adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $158,000 less in fixed production overhead into inventory during fiscal year 2008 as compared to fiscal 2007.

Deferred Revenues

     The Company records revenue on extended service contracts ratably over the term of the related contract period. In accordance with the provisions of EITF 00-21, we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. Under the provisions of EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we do not accrue warranty costs upon delivery but we rather recognize warranty and related service costs as incurred.

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

Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that the deferred tax asset will be realized.

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

     Prior to second quarter of fiscal 2007, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     In May 2006, the compensation committee of the board of directors accelerated the vesting provision of all outstanding stock options and warrants so that they were fully vested at May 31, 2006, and as a result the adoption of SFAS No. 123(R) did not have an immediate material effect on the financial statements. However, as new stock options are issued by the Company this may have a material effect on its quarterly and annual financial statements, in the form of additional compensation expense. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date.

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

Recently Issued Accounting Pronouncements Not Yet Effective

Statements of Financial Accounting Standards (SFAS):

     SFAS No. 141 (R), "Business Combinations" -- retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.

     o replaces Statement 141's cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date,

     o requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values,

     o requires that an acquirer evaluate new information and measure a liability at the higher of its acquisition-date fair value or the amount that would be recognized if applying Statement 5, then measuring an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount,

     o requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date,

     SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that SFAS No. 157 will have any significant effect on future financial statements.

     SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value
Measurements. The Company does not expect that SFAS No. 159 will have any significant effect on future financial statements.

Effective for fiscal years beginning after December 15, 2008

     SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" -- changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts. Effective for fiscal years beginning after December 15, 2008.

     SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 -- enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement SFAS No. 161 requires:

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

     Effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not expect that SFAS No. 161 will have any significant effect on future financial statements.

     SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" -- clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period beginning after May 23, 2008.

FASB Staff Positions (FSP):

     FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" -- clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

     FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" -- amends FASB Statement 140 to state that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and
(b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.

     FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" -- amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. Paragraph 11(d) of Statement 142 precluded an entity from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. This FSP amends paragraph 11(d) of Statement 142 so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of Statement 142, even when there is likely to be substantial cost or material modifications. Therefore, in determining the useful life of the asset for amortization purposes, an entity shall consider the period of expected cash flows used to measure the fair value of the recognized intangible asset, adjusted for the entity-specific factors including, but are not limited to, the entity's expected use of the asset and the entity's historical experience in renewing or extending similar arrangements. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

     FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" -- amends SFAS No. 157, "Fair Value Measurements", to exclude SFAS No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement
13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, "Business Combinations", or No. 141 (revised
2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases.

     FSP FAS 157-2, "Effective Date of FASB Statement No. 157" -- delays the effective date of SFAS No. 157, "Fair Value Measurements", for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

     FSP FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" -- states that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, are not subject to consolidation according to the requirements of FIN 46(R).

     FSP SOP 94-3-1 and AAG HCO-1, " Omnibus Changes to Consolidation and Equity Method Guidance for Not-for-Profit Organizations " -- makes several changes to the guidance on consolidation and the equity method of accounting in AICPA Statement of Position 94-3, "Reporting of Related Entities by Not-for-Profit Organizations", and the AICPA Audit and Accounting Guide, "Health Care Organizations." This FSP:

     a. Eliminates the temporary control exception to consolidation that currently exists for certain relationships between not-for-profit organizations and makes two related changes:
          (1) Amends the definition of majority voting interest in the board of another entity in SOP 94-3 and the health care Guide
          (2) (2) Conforms the categorization of sole corporate membership in SOP 94-3 to that in the health care Guide
     b. Confirms the continued applicability to not-for-profit organizations of the consensus guidance on consolidation of special-purpose entity
          (SPE) lessors in the following EITF Issues:
          (1) No. 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions"
          (2) No. 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities"
          (3) No. 97-1, "Implementation Issues in Accounting for Lease Transactions, including Those involving Special-Purpose Entities"
     c.   Requires that not-for-profit organizations apply the guidance in:

     AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures", on the equity method of accounting to their noncontrolling interests in for-profit real estate partnerships, limited liability companies
(LLCs), and similar entities unless those investments are reported at fair value, where permitted.

     (1) FSP SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5", to help determine whether their interests in for-profit partnerships, LLCs, and similar entities are controlling interests or noncontrolling interests
     (2) EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies," to determine whether an LLC should be viewed as similar to a partnership, as opposed to a corporation, for purposes of determining whether noncontrolling interests in an LLC or a similar entity should be accounted for in accordance with SOP 78-9 and related guidance.

     FSP SOP 94-3-1 and AAG HCO-1 is effective for fiscal years beginning after June 15, 2008, and to interim periods therein.

     FSP SOP 07-1-1, -- indefinitely delays the effective date of AICPA Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies."

     FSP EITF 03-6-1, -- "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited.

EITF Consensuses (EITF):

     EITF Issue No. 07-1, "Accounting for Collaborative Arrangements " -- when entities enter into arrangements to participate in a joint operating activity a collaborative arrangement may provide that one participant has sole or primary responsibility for certain activities or that two or more participants have shared responsibility for certain activities. Participants should evaluate whether an arrangement is a collaborative arrangement at the inception of the arrangement based on the facts and circumstances present at that time. Revenue generated and costs incurred by participants from transactions with parties should be reported gross or net on the appropriate line item in each participant's respective financial statements depending on the nature of the participation. Disclosures should include information about the nature and purpose of its collaborative arrangements, the entity's rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

     EITF Issue No. 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" --The scope of this issue includes Master Limited Partnerships (MLPs) that are required to make incentive distribution rights (IDR) payments, regardless of whether the IDRs are embedded in the GP (General Partner) interest or are a separate LP (Limited Partner) interest, and the MLPs account for these IDR payments as equity distributions. The consensus is that when the IDR is embedded in the GP interest, undistributed earnings should be allocated to the GP (including the distribution rights of the embedded IDR) and LPs utilizing the distribution formula for available cash specified in the partnership agreement. The undistributed earnings should be allocated to the GP (with respect to the distribution rights of an embedded IDR) based on the contractual participation rights of the IDR to share in current period earnings. Therefore, if the partnership agreement includes a "specified threshold," an MLP should not allocate undistributed earnings to the GP (with respect to the distribution rights of an embedded IDR) once the specified threshold has been met. The final consensus requires that an entity: (a) apply the guidance in this issue in its first fiscal year beginning after December 15, 2008, including interim periods within those fiscal years, and (b) transition to the guidance in this issue by retrospectively applying the guidance to all periods presented. Early application is prohibited.

ITEM 7 - FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

 ITEM 8A - CONTROLS AND PROCEDURES

Report on Disclosure Controls and Procedures

     The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") with the participation of the Company's management ("Management") and through the guidance of an independent internal control consulting firm ("Consultants") conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified by the SEC rules and forms, is recorded, processed, summarized and reported, and is communicated to Management, as appropriate, to allow for timely decisions based on the required disclosures.

     Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of May 31, 2008.

ITEM 8A(T) - CONTROLS AND PROCEDURES

Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of the Consultants referred to in Item 8A and with the participation of Management, the CEO and CFO, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of May 31, 2008. However, Management's assessment identified the following weaknesses in the Information Technology System (IT) at May 31, 2008:
     (a) Documenting the procedures performed in the change management area of our internal control over Information Technology Systems (IT ). During the first quarter of fiscal 2009, we remediated these weaknesses by ensuring that processes were documented properly.
     (b) Excessive manual adjustments to the inventory module are required. In fiscal 2009, we will be remediating this with our upgraded accounting software.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected . This annual report does not include an attestation report of the Company's Registered Public Accounting Firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.

ITEM 8B - OTHER INFORMATION

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12 - CERTAIN  RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13 - EXHIBITS

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------
     (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)  Exhibits
     --------
     (3)  (a)  Restated Certificate of Incorporation (2)
          (b)  By-Laws (1)
     (4)  (a)  Specimen Certificate for Common Stock (1)
          (b)  Certificate of Designation of the Preferred Stock, Series A (3)
          (c)  Certificate of Designation of the Preferred Stock, Series B (7)
          (d)  Form of  Rights  Agreement  dated as of March  9,  1995,  between
               Registrant and American Stock Transfer & Trust Company (5)
          (e)  Certificate of Designation of the Preferred Stock, Series C (8)
          (f)  Certificate of Designation of the Preferred Stock, Series D (15)
          (g)  Form of Stock Purchase Warrant (18)
     (10) (a)  1995 Stock Option Plan (6)
          (b)  Outside Director Stock Option Plan (6)
          (c) Employment Agreement dated February 1, 1995, as amended March 12, 1998, and October 10, 2001, between Registrant and John C.K. Hui
               (4) (9) (13)
          (d)  1997 Stock Option Plan, as amended (10)
          (e)  1999 Stock Option Plan, as amended (11)
          (f)  2004 Stock Option/Stock Issuance Plan (12)
          (g) Credit Agreement dated February 21, 2002, between Registrant and Fleet National Bank (12)
          (h)  Securities   Purchase  Agreement  dated  June  21,  2007  between
               Registrant and Kerns Manufacturing Corp. (14)
          (i)  Form of Common Stock Purchase Warrant to dated June 21, 2007 (14)
          (j)  Registration   Rights  Agreement  dated  June  21,  2007  between
               Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (14)
          (k) Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp and 180 Linden Realty LLC.(15)
          (l) Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant(15)

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


--------------------------

     (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
     (2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
     (3)  Incorporated  by  reference  to Report on Form 8-K dated  November 14,
          1994.
     (4)  Incorporated  by  reference  to Report on Form 8-K dated  January  24,
          1995.
     (5) Incorporated by reference to Registration Statement on Form 8-A dated May 12, 1995.
     (6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated December 5, 1995.
     (7)  Incorporated by reference to Report on Form 8-K dated June 25, 1997.
     (8)  Incorporated by reference to Report on Form 8-K dated April 30, 1998.
     (9) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1998.
     (10) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
     (11) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
     (12) Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
     (13) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2002.
     (14) Incorporated by reference to Report on Form 8-K dated June 21, 2007.
     (15) Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 25, 2008, by the following persons in the capacities indicated:

/s/ John C.K. Hui         President, Chief Executive Officer, Chief Technology
------------------------ Officer and Director (Principal Executive Officer) John C.K. Hui

/s/ Abraham E. Cohen      Chairman of the Board
------------------------
Abraham E. Cohen

/s/ Tricia Efstathiou     Chief Financial Officer (Principal Financial and
------------------------  Accounting Officer)
Tricia Efstathiou

/s/Joseph Giacalone       Director
------------------------
Joseph Giacalone

/s/Photios T. Paulson     Director
------------------------
Photios T. Paulson

/s/ Martin Zeiger         Director
------------------------
Martin Zeiger

/s/ Simon Srybnik         Director
------------------------
Simon Srybnik

/s/ Jun Ma                Director
------------------------
Jun Ma

/s/ Behnam Movaseghi      Director
------------------------
Behnam Movaseghi

------------------------  Director
Derek Enlander

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm                                 F-1

Financial Statements
         Consolidated Balance Sheet as of May 31, 2008                                  F-2

         Consolidated Statements of Operations for the years ended
         May 31, 2008 and 2007                                                          F-3

         Consolidated Statement of Changes in Stockholders'
         Equity for the years ended May 31, 2008 and 2007                               F-4

         Consolidated Statements of Cash Flows for the years ended
         May 31, 2008 and 2007                                                          F-5

         Notes to Consolidated Financial Statements                                     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders

  Vasomedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2008 and the consolidated results of their operations and their consolidated cash flow for the years ended May 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.




/s/ Miller Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP


New York, New York
August 20, 2008

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2008

                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                     $2,653,999
     Accounts receivable, net of an allowance for doubtful accounts of $270,183                       717,849
     Inventories, net                                                                               1,652,678
     Other current assets                                                                              58,933
                                                                                               ----------------
         Total current assets                                                                       5,083,459

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,178,566                                  57,170
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of $101,775                               407,101
OTHER ASSETS                                                                                          213,336
                                                                                               ----------------
                                                                                                   $5,761,066
                                                                                               ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                           $822,244
     Sales tax payable                                                                                149,304
     Deferred revenue                                                                               1,132,445
     Deferred gain on sale of building                                                                 53,245
     Accrued professional fees                                                                         74,320
                                                                                               ----------------
         Total current liabilities                                                                  2,231,558

DEFERRED REVENUE                                                                                      485,608
ACCRUED RENT EXPENSE                                                                                    8,656
DEFERRED GAIN ON SALE OF BUILDING                                                                     168,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and
       outstanding                                                                                         --
     Common stock, $.001 par value; 110,000,000 shares authorized; 93,768,004 shares
       issued and outstanding                                                                          93,768
     Additional paid-in capital                                                                    48,068,432
     Accumulated deficit                                                                          (45,295,566)
                                                                                               ----------------
         Total stockholders' equity                                                                 2,866,634
                                                                                               ----------------
                                                                                                   $5,761,066
                                                                                               ================

     The accompanying notes are an integral part of this consolidated financial statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     Years Ended May 31,
                                                                                 2008                2007
                                                                            ----------------    -----------------
Revenues
   Equipment sales                                                            $2,087,365           $2,561,064
   Equipment rentals and services                                              3,095,403            3,793,019
                                                                            ----------------    -----------------
     Total revenues                                                            5,182,768            6,354,083
                                                                            ----------------    -----------------

Cost of Sales and Services
   Cost of sales, equipment                                                    1,679,632            1,457,279
   Cost of equipment rentals and services                                      1,150,738            1,445,834
                                                                            ----------------    -----------------
     Total cost of sales and services                                          2,830,370            2,903,113
                                                                            ----------------    -----------------
   Gross profit                                                                2,352,398            3,450,970
                                                                            ----------------    -----------------

Operating Expenses
   Selling, general and administrative                                         2,626,045            4,051,993
   Research and development                                                      474,111              933,316
                                                                            ----------------    -----------------
     Total operating expenses                                                  3,100,156            4,985,309
                                                                            ----------------    -----------------
Loss from operations                                                            (747,758)          (1,534,339)
                                                                            ----------------    -----------------

Other Income (Expenses)
   Interest and financing costs                                                  (16,616)             (69,767)
   Interest and other income, net                                                 61,083               53,648
   Gain on sale of assets                                                         44,371                   --
                                                                            ----------------    -----------------
     Total other income (expenses)                                                88,838              (16,119)
                                                                            ----------------    -----------------

Loss before income taxes                                                        (658,920)          (1,550,458)
   Income tax expense, net                                                       (18,045)             (20,608)
                                                                            ----------------    -----------------
Net loss                                                                       $(676,965)         $(1,571,066)
                                                                            ================    =================


Net loss per common share
     - basic                                                                     $(0.01)               $(0.02)
                                                                            ================    =================
     - diluted                                                                   $(0.01)               $(0.02)
                                                                            ================    =================

Weighted average common shares outstanding
     - basic                                                                  92,211,788           65,198,592
                                                                            ================    =================
     - diluted                                                                92,211,788           65,198,592
                                                                            ================    =================

     The accompanying notes are an integral part of this consolidated financial statement.

                    Vasomedical, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Additional                        Total
                                       Preferred Stock       Common Stock         Paid-in-     Accumulated     Stockholders'
                                       Shares   Amount     Shares    Amount       Capital        Deficit          Equity
                                       -----   ------     ----------  -------    -----------   -------------    ----------
Balance at May 31, 2006                  --       $--     65,198,592  $65,198    $46,148,493   $(43,047,535)    $3,166,156

Issuance of stock options in payment of
     outside director fees                                                            11,445                        11,445
Issuance of stock options in payment of
     salaries to company officers                                                      6,060                         6,060
  Net loss                                                                                       (1,571,066)    (1,571,066)
                                       -----   ------     ----------  -------    -----------   -------------    ----------
Balance at May 31, 2007                  --       $--     65,198,592  $65,198    $46,165,998   $(44,618,601)    $1,612,595
Common stock and warrants (net of
 expenses incurred) issued
 pursuant to Securities
 Purchase Agreement                      --        --     21,428,572   21,429      1,354,461             --      1,375,890
Common stock and warrants issued for
 Distribution and Supply agreement       --        --      6,990,840    6,991        461,395             --        468,386
Common stock issued to a Director        --        --        150,000      150          8,850             --          9,000
Stock based compensation                 --        --             --       --         77,728             --         77,728
Net loss                                                                                           (676,965)      (676,965)
                                       -----   ------     ----------  -------    -----------   -------------    ----------
Balance at May 31, 2008                  --       $--    $93,768,004  $93,768    $48,068,432   $(45,295,566)    $2,866,634

     The accompanying notes are an integral part of this consolidated financial statement.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years ended May 31,
                                                                                     2008              2007
                                                                                 -------------    ---------------
Cash flows from operating activities
     Net loss                                                                      $(676,965)     $(1,571,066)
                                                                                 -------------    ---------------
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                               187,628          315,269
         Amortization of deferred gain on sale of building                           (44,371)              --
         Provision for doubtful accounts                                              42,837          (38,178)
         Amortization of deferred distributor costs                                  101,776
         Reserve for excess and obsolete inventory                                   (83,124)              --
         Stock based compensation                                                     86,728           17,505
         Changes in operating assets and liabilities
              Accounts receivable                                                    (27,031)         147,805
              Inventories                                                            592,427          606,580
              Other current assets                                                   (24,172)         265,408
              Other assets                                                                --           (1,072)
              Deferred distributor costs                                             (40,490)              --
              Accounts payable, accrued expenses and other current
                liabilities                                                         (163,246)        (721,970)
              Other liabilities                                                       15,982         (253,575)
                                                                                 -------------    ---------------
                                                                                     644,944          337,772
                                                                                 -------------    ---------------
     Net cash used in operating activities                                           (32,021)      (1,233,294)
                                                                                 -------------    ---------------

     Cash flows provided by (used in) investing activities
          Proceeds from the building sale                                          1,400,000               --
          Expenses paid for sale of building                                         (89,143)              --
          Purchase of property and equipment                                              --          (10,593)
                                                                                 -------------    ---------------
     Net cash provided by  (used in) investing activities                          1,310,857          (10,593)
                                                                                 -------------    ---------------

     Cash flows provided by (used in) financing activities
         Payments on long term debt and notes payable                               (851,015)        (291,603)
         Proceeds from Securities Purchase agreement                               1,500,000               --
         Expenses paid in relation to Securities Purchase Agreement
                                                                                    (124,110)              --
                                                                                 -------------    ---------------
     Net cash provided by (used in) financing activities                             524,875         (291,603)
                                                                                 -------------    ---------------

     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                 1,803,711       (1,535,490)
                                                                                 -------------    ---------------
     Cash and cash equivalents - beginning of year                                   850,288        2,385,778
                                                                                 -------------    ---------------
     Cash and cash equivalents - end of year                                      $2,653,999         $850,288
                                                                                 =============    ===============

     The accompanying notes are an integral part of this consolidated financial statement.

                       Vasomedical, Inc. and Subsidiaries


                                                                          Years ended May 31,
                                                                        2008              2007
                                                                   ---------------   -------------
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
      Inventories transferred to)/from property and
       equipment, attributable to operating leases - net              $(44,354)        $(24,534)
     Issuance of note for purchase of insurance policy                     $--         $192,120

 SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                     $16,616          $69,767
     Income taxes paid                                                 $11,685          $10,079

     The accompanying notes are an integral part of this consolidated financial statement.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for our enhanced external counterpulsation systems. For more information, visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina symptoms in patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious comorbidities, such as heart failure, diabetes, and peripheral vascular disease. Patients with primary diagnoses of heart failure, diabetes, and peripheral vascular disease are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina symptoms.

     During the last several years we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, to reduce cash usage through bringing its cost structure more into alignment with current revenues by engaging in restructurings during March 2007 and April 2007 to substantially reduce personnel and spending on sales, marketing and development projects. In addition, the Company was seeking to obtain a strategic alliance within the sales and marketing areas and/or to raise additional capital through public or private equity or debt financings.

     During the first quarter of fiscal year 2008, the following events took place which allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007

          our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

          Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     o On August 15, 2007, we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale were approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.


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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, and the adequacy of inventory and warranty reserves. Actual results could differ from those estimates.

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

     In most cases, revenue from domestic EECP(R) system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. We follow the provisions of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The principles and guidance outlined in EITF 00-21 provide a framework to determine (a) how the arrangement consideration should be measured
(b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. We determined that the domestic sale of our EECP(R) systems includes a combination of three elements that qualify as separate units of accounting:

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



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

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2008.

Shipping and Handling Costs

     All shipping and handling expenses are charged to cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



Research and Development

     Research and development costs attributable to development are expensed as incurred. Included in research and development costs is amortization expense related to the capitalized cost of EECP(R) systems under loan for clinical trials.

Stock-Based Employee Compensation

     As of June 1, 2006, the Company has adopted Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

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

     Prior to first quarter of fiscal 2007, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants prior to fiscal 2007.

     During the twelve-month period ended May 31, 2008, the Board of Directors granted non-qualified stock options under the 2004 Stock Option/Stock Issuance Plan to four directors to purchase an aggregate of 600,000 shares of common stock, at an exercise price of $.12 per share, which represented the fair market value of the underlying common stock at the time of the respective grants. These options vested immediately and expire ten years from the date of grant.

     During the twelve-month period ended May 31, 2008, the Company's Board of Directors granted 150,000 shares of common stock under the 2004 Plan to one director of the Company having a fair market value of $0.06 per share at the time of the respective grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended May 31, 2008 was $81,406, which comprised the fair value of the stock options issued during the year. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



The fair value of the Company's stock-based awards were estimated using the following weighted-average assumptions:

                               Years Ended May 31,
                                                       2008               2007
                                                  ---------------    -------------
        Expected life (years)                            5                  5
        Expected volatility                          103.25%              99%
        Risk-free interest rate                       4.95%              4.5%
        Expected dividend yield                       0.0%               0.0%

Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, and investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

Certificates of Deposit

Included in this caption are all certificates of deposit that have original maturities of greater than three months. Realized and unrealized gains and losses and declines in value, if any, are included in earnings. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

Accounts Receivable, net

The Company's accounts receivable are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

         The changes in the Company's allowance for doubtful accounts are as follows:

                                                             May 31, 2008
                                                         -------------------
        Beginning balance                                       $364,809
            (Reversal)/Provision for losses on
            accounts receivable                                  (53,142)
            Direct write-offs, net of recoveries                 (41,484)
                                                          -------------------
        Ending balance                                          $270,183
                                                          ===================

Concentrations of Credit Risk

     We market the EECP(R) system principally to hospitals and physician private practices. We perform credit evaluations of our customers' financial condition

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



and, as a consequence, believe that our receivable credit risk exposure is limited. Receivables are generally due 30 to 90 days from shipment. For the year ended May 31, 2008, no customer accounted for 10% or more of revenues or accounts receivable.

     Our revenues were derived from the following geographic areas:

                                                             Years Ended May 31,
                                                   -----------------------------------
                                                        2008                2007
                                                   ---------------     ---------------
     Domestic (United States)                        $4,347,222          $5,363,138
     Non-domestic (foreign)                             835,546             990,945
                                                   ---------------     ---------------
                                                     $5,182,768          $6,354,083
                                                   ===============     ===============

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

     We have adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS 151). The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $158,000 less in fixed production overhead into inventory during fiscal year 2008 as compared to fiscal 2007.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet. Depreciation is provided over the estimated useful lives of the assets, which range from two to thirty-nine years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note E.)

Deferred Revenue

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Under the provisions of EITF 00-21, we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year. (See Note F.)

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. Under the provisions of EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service arrangement is deferred and recognized as revenue over the service period. As such, we do not accrue warranty costs upon delivery but rather recognize warranty and related service costs as incurred.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



     Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. For these customers, we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

     The factors affecting our warranty liability include the number of units sold and the historical and anticipated rates of claims and costs per claim. (See Note G.)

Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "realizability" standard is subjective and is based upon our estimate of a greater than 50% probability that the deferred tax asset can be realized.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



The fair value of the Company's stock-based awards were estimated using the following weighted-average assumptions:

                                                         Years Ended May 31,
                                                        2008            2007
                                                    -------------   -------------
      Expected life (years)                               5                5
      Expected volatility                              103.25%            99%
      Risk-free interest rate                            4.95%           4.5%
      Expected dividend yield                             0.0%           0.0%


Recently Issued Accounting Pronouncements Not Yet Effective

The  Company  does  not  believe  that  adoption  of  any  relevant   accounting
pronouncements that have been issued but are not yet effective will have a significant effect on future financial statements.

The following is a list of accounting pronouncements issued but not yet effective.

Statements of Financial Accounting Standards (SFAS):

     SFAS 141 (R), "Business Combinations"

     SFAS 157, Fair Value Measurements

     SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115

     SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements"

     SFAS 161, "Disclosures about Derivative  Instruments and Hedging Activities
- an Amendment of FASB Statement 133"

     SFAS 163, "Accounting for Financial Guarantee Insurance Contracts"

FASB Staff Positions (FSP):

     FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"

     FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions"

     FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets.

     FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13"

     FSP FAS 157-2, "Effective Date of FASB Statement No. 157"

     FSP  FIN  46(R)-7,   "Application  of  FASB  Interpretation  No.  46(R)  to
Investment Companies"

     FSP SOP 94-3-1 and AAG HCO-1, " Omnibus Changes to Consolidation and Equity Method Guidance for Not-for-Profit Organizations " -- makes several changes to

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



the guidance on consolidation and the equity method of accounting in AICPA Statement of Position 94-3, "Reporting of Related Entities by Not-for-Profit Organizations", and the AICPA Audit and Accounting Guide, "Health Care Organizations.

     FSP SOP 07-1-1, -- indefinitely delays the effective date of AICPA Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies."

     FSP EITF 03-6-1, -- "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"

EITF Consensuses (EITF):

     EITF Issue No. 07-1, "Accounting for Collaborative Arrangements "

     EITF Issue No. 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships"


NOTE C -LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                         Years Ended May 31,
                                                       2008               2007
                                                  ---------------    ---------------
     Numerator:
        Net loss                                      $(676,695)       $(1,571,066)
                                                  ---------------    ---------------
     Denominator:
        Basic - weighted average shares              92,211,788         65,198,592
              Stock options                                  --                 --
              Warrants                                       --                 --
                                                  ---------------    ---------------
        Diluted - weighted average shares            92,211,788         65,198,592
                                                  ===============    ===============

     Loss per share - basic                              $(0.01)            $(0.02)
                                                  ===============    ===============
                    - diluted                            $(0.01)            $(0.02)
                                                  ===============    ===============

     Options and warrants to purchase 12,000,462 and 8,846,876 shares of common stock were excluded from the computation of diluted earnings per share for the years ended May 31, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.

NOTE D - INVENTORIES, NET

     Inventories, net of reserves consist of the following:

                                                                  May 31, 2008
                                                                -----------------
     Raw materials                                                   $936,035
     Work in process                                                  603,925
     Finished goods                                                   112,718
                                                                -----------------
                                                                   $1,652,678
                                                                =================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007





     At May 31, 2008 and 2007 the Company reserves for excess and obsolete inventory of $594,042 and $677,166, respectively.

NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                     May 31, 2008
                                                                    ----------------
     Office, laboratory and other equipment                           $1,368,170
     EECP(R) systems under  operating  leases or under loan
        for clinical trials                                              719,401
     Furniture and fixtures                                              148,165
                                                                    ----------------
                                                                       2,235,736
     Less:  accumulated depreciation                                   2,178,566
                                                                    ----------------
        Property and equipment - net                                     $57,170
                                                                    ================

     Depreciation expense amounted to $140,724 and $300,532 for the years ended May 31, 2008 and 2007, respectively.

NOTE F - DEFERRED REVENUE

     The changes in the Company's deferred revenues are as follows:

                                                                 May 31, 2008
                                                             ------------------

     Deferred revenue at beginning of year                          $1,756,351
     Additions
        Deferred extended service contracts                          1,849,831
        Deferred in-service and training                                47,500
        Deferred service contract promotion                              9,150
        Deferred service arrangement obligations                       213,750
     Recognized as revenue
        Deferred extended service contracts                          2,046,823
        Deferred in-service and training                                40,000
        Deferred service contract promotion                             13,950
        Deferred service arrangement obligations                       157,756
                                                             ------------------
     Deferred revenue at end of year                                 1,618,053
        Less: current portion                                        1,132,445
                                                             ------------------
     Long-term deferred revenue at end of year                        $485,608
                                                             ==================

NOTE G - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At May 31, 2008, the unamortized deferred gain of $221,855 is shown as "Deferred gain on sale of building" in the Company's consolidated balance sheet. The short-term portion of $53,245 is shown in current liabilities and the long-term portion is in other liabilities. The amount recognized as a gain in fiscal 2008 was $44,371.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007





NOTE H - WARRANTY LIABILITY

     The changes in the Company's product warranty liability are as follows:

                                                                May 31, 2008
                                                            ---------------------
   Warranty liability at the beginning of the year               $ 15,750
     Expense for new warranties issued                             39,000
     Warranty claims                                              (37,500)
                                                            ---------------------
   Warranty liability at the end of the year                       17,250
                                                            ---------------------
   Long-term warranty liability at the end of the year           $--
                                                            =====================

NOTE I - LONG-TERM DEBT

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

     On August 15, 2007, we sold our facility for $1.4 million under a sale with a five-year leaseback agreement. The net proceeds from the sale was approximately $425,000, after payment in full of the two secured notes in the amount of $851,015, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease

NOTE J - RELATED-PARTY TRANSACTIONS

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21, 428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.


     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     On July 10, 2007, the Board of Directors appointed Mr. Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns Manufacturing Corporation, to our Board of Directors.

     As affiliates of Living Data and Kerns, Mr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data and Kerns, and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting servicesto the Company with no compensation.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007


     During fiscal 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000 from Living Data, which was paid in full by the Company as of June 2008. In addition, Living Data purchased $5,000 worth of ECP therapy system components from the Company, which was paid in full by Living Data as of June 2008.

     During fiscal 2009, Living Data assigned to Vasomedical, Inc.all of its rights and interests under its distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company must also pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During fiscal 2009, Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China, that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. The Company must also pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     In July of 2008, Vasomedical, Inc. has agreed to purchase ECP therapy systems under its Distributorship Agreement with Living Data for $360,000 payable over 18 months.

     Further, Kerns is providing the Company, free of charge, part time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition a clinical applications support specialist and a service engineer from Living Data may be used by Vasomedical, Inc. to provide customers with clinical training and technical service.

NOTE K - SERIES D PREFERRED STOCK AND WARRANTS

     On July 19, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $2.5 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund Ltd., Mercator Momentum Fund III, LP, and Mercator Momentum Fund, LP (the Investors). The agreement provided for a private placement of 25,000 shares of Vasomedical's Series D Preferred Stock at $100 per share. The preferred stock was convertible into shares of Vasomedical's common stock at 85 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $0.6606 or less than $0.40 per share. The Investors also acquired warrants for the purchase of 1,892,219 shares of common stock. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010. As of February 28, 2006, all of the Series D Preferred Stock had been converted into 6,112,209 shares of common stock.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007




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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007






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
                                                       --------------
                                                          $877,870
                                                       ==============

NOTE L - STOCKHOLDERS' EQUITY AND WARRANTS

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

     On June 21, 2007, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share to Kerns under the Securities Purchase Agreement.

Warrants

     Warrant activity for the years ended May 31, 2007 and 2008 is summarized as follows:

                                        Employees        Consultants               Total              Weighted
                                                                                                    Average Price
Balance at May 31, 2006                          --       2,454,538             2,454,538               $0.71
  Warrants expired                               --        (200,000)             (200,000)              $0.91
                                      --------------- ------------------- ------------------------ ----------------
Balance at 2007                                  --       2,254,538             2,254,538               $0.69
                                      --------------- ------------------- ------------------------ ----------------
     Warrants issued                                      4,285,714             4,285,714               $0.08
                                      --------------- ------------------- ------------------------ ----------------
Number of shares exercisable                     --       6,540,252             6,540,252               $0.29
                                      =============== =================== ======================== ================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007





NOTE M - OPTION PLANS

1995 Stock Option Plan

     In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants.

     In fiscal 2007, options to purchase 286,000 shares of common stock at an exercise price of $3.43750 under the 1995 Stock Option Plan were retired or cancelled.

     In fiscal 2008, there was no activity under the 1995 Stock Option Plan.

Outside Director Stock Option Plan

     In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the OD Plan) for non-employee directors of the Company, for which the Company reserved an aggregate of 300,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the OD Plan with respect to new option grants.

     In fiscal 2007, options to purchase 28,250 shares of common stock at an exercise price of $1.77 under the OD Plan were retired unexercised.

     In fiscal 2008, there was no activity under the OD Plan.

1997 Stock Option Plan

     In December 1997, the Company's stockholders approved the 1997 Stock Option Plan (the 1997 Plan) for officers, directors, employees and consultants of the Company for which the Company has reserved an aggregate of 1,800,000 shares of common stock. The 1997 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expired on August 6, 2007.

     In January 1999, the Company's Board of Directors increased the number of shares authorized for issuance under the 1997 Plan by 1,000,000 shares to 2,800,000 shares.

     In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

     In fiscal 2007, the Board of Directors granted non-qualified stock options under the 1997 plan to a Director to purchase 150,000 shares of common stock at an exercise price of $0.09 per share (which represent the fair market value of the underlying common stock at the time of the respective grants). These options expire 10 years from grant date. In fiscal 2007, there were no options to purchase shares of common stock under the 1997 Plan. In fiscal 2007, options to purchase 494,167 shares of common stock under the 1997 Plan at exercise prices ranging from $0.88 to $1.91 were retired or cancelled.

     In fiscal 2008, the Board of Directors did not grant any non-qualified stock options under the 1997 plan, and there were no options to purchase shares of common stock under the 1997 plan. In fiscal 2008, options to purchase 714,601 shares of common stock under the 1997 Plan at exercise prices ranging from $0.88 to $1.91 were retired or cancelled.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007




1999 Stock Option Plan

     In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the 1999 Plan), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expires July 12, 2009. In July 2000, the Company's Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares. In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

     In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

     In fiscal 2007, the Board of Directors granted non-qualified stock options under the 1999 Plan to directors to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $0.09 per shares (which represented the fair market value of the underlying common stock at the time of the respective grants). In fiscal 2007, there were no options to purchase shares of common stock under the 1999 Plan. In fiscal 2007, options to purchase 996,279 shares of common stock under the 1999 Plan at exercise prices ranging from $0.20 to $5.00 were retired or cancelled.

     In fiscal 2008, the Board of Directors did not grant any non-qualified stock options under the 1999 Plan. In fiscal 2008, there were no options to purchase shares of common stock under the 1999 Plan. In fiscal 2008, options to purchase 1,006,500 shares of common stock under the 1999 Plan at exercise prices ranging from $0.20 to $5.00 were retired or cancelled.

     At May 31, 2008, there were 1,068,532 shares available for future grants under the 1999 Plan.

2004 Stock Option and Stock Issuance Plan

     In October 2004, the Company's stockholders approved the 2004 Stock Option and Stock Issuance Plan (the 2004 Plan), for which the Company reserved an aggregate of 2,500,000 shares of common stock. The 2004 Plan is divided into two separate equity programs: (i) the Option Grant Program under which eligible persons ("Optionees") may, at the discretion of the board of directors, be granted options to purchase shares of common stock; and (ii) the Stock Issuance Program under which eligible persons ("Participants") may, at the discretion of the board or directors, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Corporation.

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

                              May 31, 2008 and 2007





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

     In fiscal 2007, the Company's Board of Directors granted non-qualified stock options under the 2004 Plan to an officer to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $0.11 per share (which represented the fair market value of the underlying common stock at the time of the respective grants). These options expire ten years from the date of grant. In fiscal 2007, options to purchase 733,716 shares of common stock under the 2004 Plan at exercise prices ranging from $0.20 to $0.58 were retired or cancelled.

     In fiscal 2008, the Company's Board of Directors granted non-qualified stock options under the 2004 Plan to four directors to purchase an aggregate of 600,000 shares of common stock, at an exercise price of $0.12 per share (which represented the fair market value of the underlying common stock at the time of the respective grants) and the Company's Board of Directors granted 150,000 shares of common stock under the 2004 Plan to one director of the Company having a fair market value of $0.06 per share at the time of the respective grant. These options expire ten years from the date of grant. In fiscal 2008, options to purchase 236,461 shares of common stock under the 2004 Plan at exercise prices $0.57 and $0.58 were retired or cancelled.

     At May 31, 2008, there were 593,928 shares available for future grants under the 2004 Plan.

     Stock option activity under all the plans for the years ended May 31, 2007 and 2008 is summarized as follows:

                                                                         Outstanding Options
                                                      ------------------------------------------------------------
                                         Shares                                 Range of             Weighted
                                     Available for        Number of             Exercise             Average
                                         Grant              Shares           Price per Share      Exercise Price
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2006                 749,872           8,012,075           $0.20 - $5.15           $1.20
  Options granted                      (800,000)            800,000           $0.09 - $0.11           $0.10
  Options exercised                        --                 --                   --                   --
  Options canceled                    1,747,987          (2,219,737)          $0.20 - $5.00           $1.28
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2007               1,697,859           6,592,338           $0.20 - $5.00           $1.04
  Common shares granted                (150,000)              --                   --                   --
  Options granted                      (600,000)            600,000               $.12                 $.12
  Options exercised                          --               --                   --                   --
  Options canceled                      714,601          (1,737,128)           $.20-$3.96             $1.29
                                    ----------------- ------------------- ---------------------- -----------------
Balance at May 31, 2008               1,662,460           5,455,210            $.09-$4.28              $.86

     (1) May be issued under the Stock Issuance Program.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007



     The following table summarizes information about stock options outstanding and exercisable at May 31, 2008:

                                             Options Outstanding                           Options Exercisable
                              ---------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average         Weighted                            Weighted
                                   Number           Remaining        Average              Number          Average
                               Outstanding at      Contractual       Exercise         Exercisable at     Exercise
  Range of Exercise Prices      May 31, 2008       Life (yrs.)        Price            May 31, 2008        Price
                              ------------------ ---------------- ---------------    ----------------- --------------
$0.09 - $0.58                       2,561,710           7.8              $.21            2,345,044            $.21
$0.71 - $0.95                         614,500           3.6              $.88              614,500            $.88
$1.00 - $1.31                       1,760,000           5.2             $1.09            1,760,000           $1.09
$1.69 - $2.49                          75,000           1.1             $1.69               75,000           $1.69
$2.91 - $4.28                         444,000           2.8             $3.57              444,000           $3.57
                              ------------------ ---------------- ---------------    ----------------- --------------
                                    5,455,210           4.4              $.86            5,238,544            $.88
                              ================== ================ ===============    ================= ==============

     The weighted-average fair value exercise price of options and warrants granted during fiscal years 2008 and 2007 was $0.08 and $0.10, respectively. At May 31, 2008, there were approximately 2,569,074 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE N - INCOME TAXES

     During the fiscal years ended May 31, 2008 and 2007, we recorded a provision for income taxes of $18,045 and $20,608, respectively.

     As of May 31, 2008, the recorded deferred tax asset was $19,819,352, reflecting an increase of $230,000 during fiscal 2008, which was offset by a valuation allowance of the same amount.


     The Company's deferred tax assets are summarized as follows:

                                                               2008               2007
                                                          ---------------    ---------------
        Net operating loss and other carryforwards          $17,952,000        $18,120,000
        Accrued compensation                                         --              2,400
        Bad debts                                                91,900            125,000
        Other                                                 1,775,452          1,341,952
                                                          ---------------    ---------------
        Total gross deferred tax assets                      19,819,352         19,589,352
              Valuation allowance                           (19,819,352)       (19,589,352)
                                                          ---------------    ---------------
        Net deferred tax assets                                     $--                $--
                                                          ===============    ===============

     At May 31, 2008, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $52,800,000, expiring at various dates from 2009 through 2028. In fiscal 2008 $558,968 of net operating loss carryforwards expired. Future expirations of net operating loss carryforwards are as follows:

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2008 and 2007

                  Fiscal Year               Amount
             -------------------       --------------
                2009                    $    470,994
                2010                       2,454,162
                2011                       5,449,051
                2012                       6,084,213
                2013                       4,386,716
                Thereafter                33,954,864
                                       --------------
                Total                    $52,800,000
                                       ==============

     Under current tax law, the utilization of tax attributes will be restricted if an ownership change, as defined, were to occur. Section 382 of the Internal Revenue Code provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating and other loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the "Section 382 Limitation" for each year (generally, the product of the fair market value of the corporation's stock at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). The Company's ability to use its loss carryforwards will be limited in the event of an ownership change.

     The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                    2008             2007
                                                     %                 %
                                              ----------------- ----------------
        Federal statutory rate                     (34.0)            (34.0)
        State taxes, net                             2.7               1.3
        Permanent differences                        1.8               2.7
        Change in valuation allowance
          relating to operations                    28.6              31.4
        Other                                       (1.8)             (2.7)
                                              ----------------- ----------------
                                                    (2.7)             (1.3)
                                              ================= ================

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007, we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

     For the years ended:
        May 31, 2009                                   $142,777
        May 31, 2010                                    148,488
        May 31, 2011                                    154,427
        May 31, 2012                                    160,604
        May 31, 2013                                     40,540
                                                   -----------------
       Total                                           $646,836
                                                   =================

Litigation

     The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

NOTE P - 401(K) PLAN

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2008 and 2007, the Company made discretionary contributions of approximately $9,000 and $15,000, respectively, to match a percentage of employee contributions.