Form 10KSB/A
period 2008-05-31
VASOMEDICAL INC
filed 2008-09-29
CIK 839087

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

Large Accelerated Filer  [ ] Accelerated Filer   [ ] Non-Accelerated Filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ X ]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of $0.08 as of September 24, 2008, was approximately $4,924,255. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliates status is not necessarily a conclusive determination for other purposes.

At September 24, 2008, the number of shares outstanding of the issuer's common stock was 93,868,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

None


                                EXPLANATORY NOTE

     Vasomedical, Inc. (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-KSB/A to our Report on Form 10-KSB for the fiscal year ended May 31, 2008 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended May 31, 2008, and are, therefore, amending and restating in their entirety Items 9, 10, 11, 12 and 14 of Part III of the Report.

     Except as described above, no other amendments are being made to this Report. This Form 10-KSB/A does not reflect events occurring after the August 29, 2008 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

     This amendment should be read in conjunction with our Annual Report for the year ended May 31, 2008 filed on Form 10-KSB on August 29, 2008.

                             INDEX TO FORM 10-KSB/A



                                                                                                              Page
                                                                                                              ----
                                    PART III

Item 9.       Directors and Executive Officers of the Registrant................................................1
Item 10.      Executive Compensation............................................................................4
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...8
Item 12.      Certain Relationships and Related Transactions....................................................9
Item 14.      Principal Accountant Fees and Services...........................................................11

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTIONI 16(a) OF THE EXCHANGE ACT

Directors of the Registrant

     As of September 24, 2008, the members of our Board of Directors are:

                                                                                                 Director
        Name of Director               Age                Principal Occupation                    Since
---------------------------------     -------     --------------------------------------    ------------------
Abraham E. Cohen (4)                    72        Chairman of the Board and Director        June 1993
Derek Enlander (2)                      60        Director                                  July 2007
Joseph Giacalone (1)                    44        Director                                  December 2007
John C.K. Hui, PhD (3)                  62        President,  Chief  Executive  Officer,    February 1995
                                                  Chief Technology Officer and
                                                  Director
Jun Ma (2)                              45        Director                                  June 2007
Behnam Movaseghi                        55        Director                                  July 2007
Photios T. Paulson (1)(2)               69        Director                                  April 2000
Simon Srybnik (3)                       92        Director                                  June 2007
Martin Zeiger (1)(2)(3)                 71        Director                                  October 2001
    -----------------

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

     Joseph A. Giacalone, a certified public accountant, has been a director since December 2007 and is Chairman of our Audit Committee. He is Director of Finance and Accounting of Griffon Corporation since December 2007. He was Director of Finance and Accounting of P & F Industries, Inc. from August 2004 to October 2007. He was employed by Vasomedical,, Inc. from February 1993 through August 2003, serving as Chief Financial Officer from January 2000 to August
2003. From 1983 to 1993, Mr. Giacalone was employed by the international accounting firm of Grant Thornton LLP.

     Derek Enlander M.D. has been a director since July 2007. He is an attending physician at the Mount Sinai Medical Center New York, and a clinical instructor at the Mount Sinai Medical School. He is in private practice in Internal Medicine in Manhattan. He is the author of six books on medicine and over twenty research papers. He has invented a new drug to treat immune dysfunction and is the President of Computer Medica Inc., where he invented a Medical History card to store a patient's medical files including X-rays, MRIs, etc. on a credit card size computer readable card.

     John C.K. Hui, PhD has been our President and Chief Executive Officer since April 2007 and Chief Technology Officer, as well as, a director since February 1995. From February 1995 until April 2007, he was a Senior Vice President. Dr. Hui has been an Assistant Professor in the Department of Surgery and Division of Cardiology at the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was CEO and president of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by us in January 1995.

     Jun Ma,  PhD has  been a  director  since  June  2007 and is  presently  an
independent  consultant.   Dr.  Jun  Ma  has  been  an  associate  professor  in
engineering at New York Institute of Technology since 1997 and an assistant professor from 1993 to 1997. Currently he also provides consulting services to several companies, including Kerns Manufacturing Corp. and Living Data Technology Corp.

     Behnam Movaseghi has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto, Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

     Photios T. Paulson has been a director since April 2000 and served as our Chief Executive Officer from October 2002 through June 2003 and from March to October 2004. Mr. Paulson has been an advisor to the health-care industry and was Vice President of bioMerieux N.A. Inc. from 1995 to 2002. Between 1992 and 1995, Mr. Paulson was Chairman of bioMerieux Vitek Inc. Between 1987 and 1990, he was Senior Advisor, Health Care Industry, for Prudential Securities. Mr. Paulson previously held senior positions with Becton Dickinson and Company through 1987. Mr. Paulson is a director of bioMerieux N.A. Inc. and Silliker Group Inc.

     Simon Srybnik has been a director since June 2007 and is Chairman of the Board of Kerns Manufacturing Corp. and Living Data Technology Corp. A lifetime entrepreneur and industrialist, Mr. Srybnik has founded and managed many companies in various industries including machinery and process equipment, aerospace and defense, biology and healthcare. Mr. Srybnik is also a director and Chairman of the Board of Life Sciences, Inc.

     Martin Zeiger has been a director since October 2001. He is an independent consultant to the pharmaceutical industry. Mr. Zeiger was Senior Vice President of Strategic Business Development for Barr Laboratories, a drug manufacturer, from 1999 through August 2003. From 1987 through 1999, Mr. Zeiger was Executive Vice President and General Counsel for Rugby Laboratories. In 1993 Marion Merrill Dow acquired Rugby Laboratories. Mr. Zeiger was a Vice President of Marion Merrill Dow, Inc. and its successor, Hoechst Marion Roussell, Inc. Mr. Zeiger is a founding director of the Larry King Cardiac Foundation and was a member of the Heritage Board of Directors of the American Heart Association in New York.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

     The Board has a standing Audit Committee which held four meetings during the fiscal year ended May 31, 2008 ("fiscal 2008"). The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During fiscal 2008 the Audit Committee consisted of Joseph A. Giacalone, who has served as the committee chair since his appointment in December 2007, Photios T. Paulson, who served as the committee chair during fiscal 2008 until Mr. Giacalone's appointment and Martin Zeiger. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. However, Mr. Giacalone keeps current on generally accepted accounting principles and is considered to be a financial expert as that term is defined in applicable regulations. As a result, they each have an understanding of financial statements.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

     Our Compensation Committee annually establishes, when required, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans. There were no meetings of this committee held in fiscal 2008. During fiscal 2008, the Compensation Committee consisted of Martin Zeiger, who serves as the committee chair, Derek Enlander, Jun Ma and Photios T. Paulson. None of these persons were our officers or employees during fiscal 2008 or, except as otherwise disclosed, had any relationship requiring disclosure in this Proxy Statement.

Corporate Governance Committee

     The Board of Directors has established a Corporate Governance Committee. There were no meetings of this committee held in fiscal 2008. During fiscal 2008, the Corporate Governance Committee consisted of John C.K. Hui, who serves as committee chair, Simon Syrbnik and Martin Zeiger. The Corporate Governance Committee monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2008, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

     We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Officers of the Registrant

        Name of Officer                Age        Position held with the Company
---------------------------------     -------     -------------------------------------
John C.K. Hui, PhD                      62        President, Chief Executive Officer,
                                                  Chief Technology Officer and Director
Tricia Efstathiou                       37        Chief Financial Officer

     The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal 2008 and year ended May 31, 2007 ("fiscal 2007").

                           Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
                                                                                 Non-Equity   Nonqualified
   Name and Principal                                                            Incentive      Deferred
        Position                                            Stock     Option        Plan      Compensation   All Other
                           Year  Salary ($)   Bonus        Awards     Awards    Compensation    Earnings    Compensation   Total
                                     (2)      ($)            ($)      ($) (3)        ($)           ($)        ($) (1)       ($)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
John C. K. Hui (4)         2008   $187,485       --         --           --           --            --         $21,088    $208,573
President and CEO          2007   $162,600       --         --           --           --            --         $26,247    $188,847
Senior VP, CTO
 (CEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
Thomas Glover (5)          2008      --          --         --           --           --            --           --          --
President and CEO          2007   $238,333       --         --           --           --            --         $20,766    $259,099
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
 Tricia Efstathiou (6)     2008   $132,600       --         --           --           --            --         $19,854    $152,454
CFO                        2007   $ 86,667       --         --        $ 18,000        --            --         $12,084    $116,751
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------
Thomas W. Fry (7)          2008      --          --         --           --           --            --           --         --
CFO                        2007   $ 69,253       --         --           --           --            --          $1,249   $  70,502
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------ ----------

     (1) Represents premiums paid on medical, dental, life and disability group benefit plans, as well as amounts matched in the Company's 401(k) Plan.
     (2) Includes amounts paid in fiscal 2007 to Thomas Fry under the Deferred Compensation Plan for the incentive portion of the program of $12,500, as well as vacation time paid of $8,304. Ms. Efstathiou's compensation reflects the portion received after appointment to Chief Financial Officer in fiscal 2007. Includes $13,390 deferred by Dr. Hui voluntarily in fiscal 2007.
     (3) Option awards are valued at the fair market value times the number of shares (which represent the fair market value of the underlying common stock at the time of the respective grants).
     (4) Dr. Hui was appointed President and Chief Executive Officer on April 30, 2007.
     (5) Mr. Glover was President and Chief Executive Officer from October 4, 2004 to April 30, 2007.
     (6) Ms. Efstathiou was appointed Chief Financial Officer on September 20, 2006.
     (7) Mr. Fry was Chief Financial Officer from September 8, 2003 to September 20, 2006.

Outstanding Equity Awards at Last Fiscal Year End

The  following  table  provides  information   concerning  outstanding  options,
unvested stock and equity incentive plan awards for our Named Executive Officers during fiscal 2008:

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- --------------------------------------------------------------------- --------------------------------------------
                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                              Equity       Plan
                                                                                                            Incentive     Awards:
                                                                                                              Plan       Market or
                                                                                                             Awards:      Payout
                                                 Equity                                           Market    Number of    Value of
                                                Incentive                                        Value of   Unearned     Unearned
                    Number of      Number of   Plan Awards:                         Number of     Shares     Shares,      Shares,
                   Securities      Securities    Number of                           Shares or   or Units   Units or     Units or
                   Underlying      Underlying   Underlying                           Units of    of Stock    Other        Other
                   Unexercised    Unexercised  Unexercised  Option    Option        Stock That    That       Rights       Rights
                    Options -      Options -     Unearned  Exercise Expiration       Have Not    Have Not   That Have   That Have
      Name         Exercisable   Unexercisable    Options   Price      Date          Vested       Vested    Not Vested  Not Vested
------------------------------------------------------------------------------------------------------------------------------------
John C.K.             375,000         --           --       $1.91   03/11/2008          --           --         --          --
 Hui, PhD              70,000         --           --       $0.88   01/04/2009          --           --         --          --
                       50,000         --           --       $3.96   07/11/2011          --           --         --          --
                       50,000         --           --       $1.11   07/12/2014          --           --         --          --
                       29,558         --           --       $0.57   06/22/2015          --           --         --          --
                       40,000         --           --       $0.58   09/20/2015          --           --         --          --
                      200,000         --           --       $0.22   04/03/2016          --           --         --          --
------------------------------------------------------------------------------------------------------------------------------------
Tricia                 15,000         --           --       $4.28   06/23/2010          --           --         --          --
Efstathiou             30,000         --           --       $3.96   07/10/2011          --           --         --          --
                       30,000         --           --       $0.91   03/27/2013          --           --         --          --
                       20,000         --           --       $1.11   07/12/2014          --           --         --          --
                       15,333         --           --       $0.57   06/22/2015          --           --         --          --
                       15,000         --           --       $0.58   09/20/2015          --           --         --          --
                      133,333      66,667       66,667      $0.09   11/01/2016          --           --         --          --
------------------------------------------------------------------------------------------------------------------------------------

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

     The following information is provided about our current stock option plans:

     1997 Stock Option Plan

     In December 1997, our stockholders approved the 1997 Stock Option Plan (the "1997 Plan") for our officers, directors, employees, and consultants, for which we have reserved, as amended, an aggregate of 2,800,000 shares of common stock. The 1997 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1997 Plan expired August 6, 2007. At May 31, 2008, 3,141,168 options had been granted (including options previously granted but subsequently cancelled), of which 512,668 are outstanding under the 1997 Plan.

     1999 Stock Option Plan

     In July 1999, our Board of Directors authorized the 1999 Stock Option Plan (the "1999 Plan") for our officers, directors, employees, and consultants, for which we have reserved, as amended, an aggregate of 5,000,000 shares of common stock. The 1999 Plan provides that it will be administered by a committee of our Board of Directors and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all of our voting stock, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expires July 12, 2009. At May 31, 2008, 9,151,932 options had been granted, (including options previously granted but subsequently cancelled), of which 3,266,470 are outstanding under the 1999 Plan.

     2004 Stock Option and Stock Issuance Plan

     In October 2004, our stockholders approved the 2004 Stock Option and Stock Issuance Plan (the "2004 Stock Plan") for our officers, directors, employees, and consultants, for which we reserved an aggregate of 2,500,000 shares of common stock. The 2004 Stock Plan is administered by a committee of our Board of Directors, which has full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The 2004 Stock Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Options granted under the 2004 Stock Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the participant owns 10% or more of our common stock. Under the stock issuance program, the purchase price per share shall be fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. Payment for the shares may be made in cash or check payable to us, or for past services rendered to us and all shares of common stock issued thereunder shall vest upon issuance unless otherwise directed by the board or committee. The number of shares issuable is also subject to adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. At May 31, 2008, 2,918,045 shares had been granted (including options previously granted but subsequently cancelled), of which options to purchase 1,681,072 shares are outstanding under the 2004 Stock Plan.

     401(k) Plan

     In April 1997, we adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 100% of their compensation subject to 401(k) maximum limitations. In fiscal years 2008 and 2007, the Company made discretionary contributions of approximately $9,000 and $15,000, respectively, to match a percentage of employee contributions.

Employment Agreements

     As of May 31, 2008, the Company does not have any employment agreements.

Director's Compensation

     Non-employee Directors received a fee of $1,500 for each Board of Directors and Committee meetings attended and $2,500 for each Audit Committee meeting attended, payable at each director's option in cash or common stock. Beginning for fiscal 2008, Directors will also receive annually, $15,000 of common stock valued at the fair market value of the common stock on the date of grant for serving as a board member during the fiscal year. New non-employee directors also received one of the following during fiscal 2008:

     o A grant of a non-qualified stock option to purchase 150,000 shares which vested immediately. or
     o A grant of 150,000 shares of common stock.

     The following table provides the compensation earned by our non-employee directors for fiscal 2008:

----------------------------------------------------------------------------------------------------------------------------
                                                   Director Compensation
----------------------------------------------------------------------------------------------------------------------------
                          Fees                                                 Nonqualified
                         Earned or                             Non-equity        Deferred
                         Paid in      Stock       Option     Incentive Plan    Compensation       All Other
                          Cash        Awards      Awards      Compensation       Earnings       Compensation       Total
         Name              ($)       ($) (1)       ($)             ($)              ($)              ($)            ($)
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Abraham E. Cohen         $ 4,500     $16,500           --          --                --              --           $21,000
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Derek Enlander           $ 4,500     $15,000      $14,475          --                --              --           $33,975
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Joseph Giacalone         $ 8,000     $24,000           --          --                --              --           $32,000
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Jun Ma                   $ 6,000     $15,000      $14,475          --                --              --           $35,475
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Behnam Movaseghi         $ 4,500     $15,000      $14,475          --                --              --           $33,975
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Photios T. Paulson       $16,000     $15,000           --          --                --              --           $31,000
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Simon Srybnik            $ 6,000     $15,000      $14,475          --                --              --           $35,475
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------
Martin Zeiger            $16,000     $15,000           --          --                --              --           $31,000
------------------------ ----------- --------- ------------- ---------------- ---------------- ---------------- ------------

     (1) Stock awards for fiscal 2008 Board of Directors' compensation were earned and approved, but not issued in fiscal 2008.

Limitation on Liability of Officers and Directors

     We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2008, our Compensation Committee consisted of Martin Zeiger, who serves as the committee chair, Derek Enlander, Jun Ma and Photios T. Paulson. None of these persons were our officers or employees during fiscal 2008 or, except as otherwise disclosed, had any relationship requiring disclosure in this Proxy Statement.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership of shares of our common stock as of September 24, 2008 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                                                        Common Stock                % of
                                                                        Beneficially               Common
                      Name of Beneficial Owner                            Owned (1)               Stock (2)
        ------------------------------------------------------        -----------------        -----------------
        Abraham E. Cohen ** .................................             1,785,254                    1.9%
        Tricia Efstathiou ** ................................               341,162                    *
        Derek Enlander **....................................               400,000                    *
        Joseph Giacalone **..................................               400,000                    *
        John C. K. Hui, PhD (3) ** ..........................             1,228,880                    1.3%
        Jun Ma **............................................               400,000                    *
        Benham Movaseghi **..................................               400,000                    *
        Photios T. Paulson **................................               870,000                    *
        Simon Srybnik (4) (5) **.............................            33,105,126                   33.68%
        Louis Srybnik (4) (5)................................            32,705,126                   33.27%
        Martin Zeiger **.....................................               565,000                    *

        ** Directors and executive officers as a group
        (10 persons)..............................                       39,495,422                   39.11%

         *Less than 1% of the Company's common stock

1. No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.

     Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of September 24, 2008 pursuant to a warrant awarded under the Securities Purchase Agreement with Kerns Manufacturing Corp. ("Kerns") and stock options awarded under our stock option plans:

        Abraham E. Cohen      670,000     Behnam Movaseghi           150,000
        Tricia Efstathiou     325,333     Photios T. Paulson         595,000
        Derek Enlander        150,000     Simon Srybnik            4,435,714
        John C. K. Hui, PhD   439,558     Martin Zeiger              265,000
        Jun Ma                150,000     Directors and
                                          executive officers       7,180,605
                                          as a group

2. Applicable percentages are based on 93,868,004 shares of common stock outstanding on September 24, 2008, adjusted as required by rules promulgated by the SEC, which does not include stock awards to the Board of Directors for fiscal 2008 compensation earned that were approved but not issued as of September 24, 2008. The beneficially owned shares include stock awards to the Board of Directors for fiscal 2008 compensation that were approved and earned but not issued by September 24, 2008.
3. Includes 789,322 shares that are held in a trust for the benefit of Dr. Hui's child. Dr. Hui and his wife are the trustees of this trust.
4. Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns, which is the record holder of 25,714,286 shares (of which 4,285,714 shares are not issuable  until a  restricted  warrant  is  exercised).  They  are the sole shareholders  of Kerns,  each  holding  50% of the  shares.  The  reporting persons, accordingly, share voting and dispositive powers over the 21,428,572 shares held by Kerns and share dispositive power over the 4,285,714 shares underlying the restricted warrant. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares. Mr. Srybnik also holds sole dispositive power over the 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, as well as 250,000 shares of common stock awarded to the Board of Directors for fiscal 2008 compensation earned that were approved but not issued as of September 24, 2008.
5. Simon Srybnik and his brother Louis Srybnik are the sole directors and officers of Living Data Technology Corporation ("Living Data"). They also each own 35% of the outstanding shares of Living Data. The reporting persons, accordingly, share voting and dispositive powers over the 6,990,840 shares of our common stock owned by Living Data and, as a result, may be deemed to be the co-beneficial owners thereof.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 21, 2007 we entered into a Securities Purchase Agreement with Kerns. Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data, an affiliate of Kerns.

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Jun Ma and Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional

6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, "piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

     On July 10, 2007, the Board of Directors appointed Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns Manufacturing Corporation, to our Board of Directors.

     As affiliates of Living Data and Kerns, Mr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data or Kerns, on the one hand, and the Company, on the other hand, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as providing consulting services to the Company with no compensation.

     During fiscal 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000 from Living Data, which was paid in full by the Company as of June 2008. In addition, Living Data purchased $5,000 worth of ECP therapy system components from the Company, which was paid in full by Living Data as of June 2008.

     During fiscal 2009, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During fiscal 2009, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     In July of 2008, the Company agreed to purchase ECP therapy systems under its Distributorship Agreement with Living Data for $360,000 payable over 18 months.

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data may be used by the Company to provide customers with clinical training and technical service.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     MILLER ELLIN & COMPANY, LLP are our independent registered public accounting firm and performed the audits of our consolidated financial statements for fiscal years 2008 and 2007. The following table sets forth all fees for the fiscal years ended May 31, 2008 and 2007:

                                             2008             2007
                                             ----             ----
                  Audit Fees (1)            $159,000         $201,000
                  Tax Fees (2)               $55,000          $13,000

(1) Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, the review of our quarterly financial statements, consents, and audit services provided in connection with other statutory or regulatory filings. Fees for the guidance from an independent internal-control consulting firm related to conducting an evaluation of the effectiveness of the Company's disclosure controls and procedures were approximately $33,000. All such services were pre-approved by the Audit Committee.
(2) Tax fees principally include fees for tax return preparation and for tax advice planning fees. All such services were pre-approved by the Audit Committee.

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

     MILLER ELLIN & COMPANY, LLP did not render any services related to financial information systems design and implementation during fiscal years 2008 and 2007.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 29, 2008, by the following persons in the capacities indicated:


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

/s/ Abraham E. Cohen                 Chairman of the Board
------------------------------------
Abraham E. Cohen

/s/ Tricia Efstathiou                 Chief Financial Officer
------------------------------------  (Principal Financial Officer)
Tricia Efstathiou

/s/Derek Enlander                     Director
------------------------------------
Derek Enlander

/s/Joseph Giacalone                   Director
------------------------------------
Joseph Giacalone

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