Form 10-Q
period 2008-08-31
VASOMEDICAL INC
filed 2008-10-15
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2008

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

Large Accelerated Filer [  ]  Accelerated Filer [  ] Non-Accelerated Filer [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes  [ ]        No  [X]
                        ---             --

     Number of Shares  Outstanding of Common Stock,  $.001 Par Value, at October
     15, 2008                                                         93,868,004

Vasomedical, Inc. and Subsidiaries

                                      INDEX


                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           August 31, 2008 and May 31, 2008                                      3

                  Consolidated Condensed Statements of Operations for the
                           Three Months Ended August 31, 2008 and 2007                           4

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for the Period from June 1, 2008 to August 31, 2008            5

                  Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended August 31, 2008 and 2007                           6


                  Notes to Consolidated Condensed Financial Statements                           7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     14

         Item 3 - Controls and Procedures                                                       33

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                             34

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                   34

         Item 3 - Defaults upon Senior Securities                                               34

         Item 4 - Submission of Matters to a Vote of Security Holders                           34

         Item 5 - Other Information                                                             34

         Item 6 - Exhibits                                                                      34

ITEM 1.  FINANCIAL STATEMENTS

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                 August 31, 2008           May 31, 2008
                                                                                ------------------       ------------------
                                   ASSETS                                          (Unaudited)            (Derived from
                                                                                                         audited financial
                                                                                                            statements)
CURRENT ASSETS
   Cash and cash equivalents                                                          $ 2,140,403              $ 2,653,999
   Accounts receivable, net of an allowance for doubtful accounts of
     $135,617 at August 31, 2008, and $270,183 at May 31, 2008                            881,685                  717,849
   Inventories, net                                                                     1,826,445                1,652,678
   Other current assets                                                                   135,310                   58,933
                                                                                ------------------       ------------------
         Total current assets                                                           4,983,843                5,083,459

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $2,057,558 at August 31, 2008, and $2,178,566 at May 31, 2008                           60,052                   57,170
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $127,219 at August 31, 2008, and  $101,775 at May 31, 2008                            381,657                  407,101
OTHER ASSETS                                                                              201,610                  213,336
                                                                                ------------------       ------------------
                                                                                      $ 5,627,162              $ 5,761,066
                                                                                ==================       ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                              $ 1,151,831                $ 822,244
   Sales tax payable                                                                      138,023                  149,304
   Deferred revenue                                                                     1,151,556                1,132,445
   Deferred gain on sale of building                                                       53,245                   53,245
   Accrued professional fees                                                               52,563                   74,320
                                                                                ------------------       ------------------
        Total current liabilities                                                       2,547,218                2,231,558

LONG-TERM LIABILITIES
   Deferred revenue                                                                       511,126                  485,608
   Accrued rent expense                                                                    11,542                    8,656
   Deferred gain on sale of building                                                      155,299                  168,610
   Other long-term liabilities                                                             80,000                        -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     none issued and outstanding                                                                -                        -
   Common stock, $.001 par value; 110,000,000 shares authorized;
     93,768,004 shares at August 31, 2008, and 93,768,004 at
     May 31, 2008, issued and outstanding                                                  93,768                   93,768
   Additional paid-in capital                                                          48,073,746               48,068,432
   Accumulated deficit                                                                (45,845,537)             (45,295,566)
                                                                                ------------------       ------------------
Total stockholders' equity                                                              2,321,977                2,866,634
                                                                                ------------------       ------------------
                                                                                      $ 5,627,162              $ 5,761,066
                                                                                ==================       ==================

 The accompanying notes are an integral part of these consolidated condensed financial statements

                                     Page 3

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three months ended August 31,
                                                                         --------------------------------------
                                                                               2008                 2007
                                                                         -----------------    -----------------
Revenues
  Equipment sales                                                          $    656,496         $    493,268
  Equipment rentals and services                                                655,225              846,808
                                                                         -----------------    -----------------
        Total revenues                                                        1,311,721            1,340,076

Cost of Sales and Services
  Cost of sales, equipment                                                      528,281              340,638
  Cost of equipment rentals and services                                        282,878              314,699
                                                                         -----------------    -----------------
        Total cost of sales and services                                        811,159              655,337
                                                                         -----------------    -----------------
Gross profit                                                                    500,562              684,739
                                                                         -----------------    -----------------

Operating Expenses
  Selling, general and administrative                                           943,759              558,156
  Research and development                                                      132,347              139,175
                                                                         -----------------    -----------------
        Total operating expenses                                              1,076,106              697,331
                                                                         -----------------    -----------------
Loss from operations                                                           (575,544)             (12,592)
                                                                         -----------------    -----------------

Other Income (Expenses)
  Interest and financing costs                                                        -              (16,666)
  Interest and other income, net                                                 16,012               12,331
  Recognition of deferred gain on sale of building                               13,311                4,437
                                                                         -----------------    -----------------
        Total other income (expenses)                                            29,323                  102
                                                                         -----------------    -----------------

Loss before income taxes                                                       (546,221)             (12,490)
  Income tax expense, net                                                        (3,750)              (6,296)
                                                                         -----------------    -----------------
Net loss                                                                  $    (549,971)        $    (18,786)
                                                                         =================    =================

Net loss per common share
  - basic                                                                 $       (0.01)        $      (0.00)
                                                                         =================    =================
  - diluted                                                               $       (0.01)        $      (0.00)
                                                                         =================    =================

Weighted average common shares outstanding
  - basic                                                                    93,768,004           87,748,778
                                                                         =================    =================
  - diluted                                                                  93,768,004           87,748,778
                                                                         =================    =================

 The accompanying notes are an integral part of these consolidated condensed financial statements

                                     Page 4

                       Vasomedical, Inc. and Subsidiaries

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Additional                                     Total
                                            Common Stock                      Paid-in              Accumulated         Stockholders'
                                   Shares                Amount               Capital                Deficit               Equity
                              -----------------     -----------------     -----------------     -----------------     --------------
Balance at June 1, 2008          93,768,004           $   93,768            $ 48,068,432         $ (45,295,566)        $ 2,866,634
Stock-based compensation                                                           5,314                                     5,314
Net loss                                                                                              (549,971)           (549,971)
                              -----------------     -----------------     -----------------     -----------------     --------------
Balance at August 31, 2008       93,768,004           $   93,768            $ 48,073,746         $ (45,845,537)        $ 2,321,977
                              =================     =================     =================     =================     ==============

 The accompanying notes are an integral part of these consolidated condensed financial statements

                                     Page 5

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended August 31,
                                                                                   -------------------------------------
                                                                                         2008                2007
                                                                                   -----------------   -----------------
Cash flows provided by (used in) operating activities
   Net loss                                                                            $ (549,971)          $ (18,786)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities
    Depreciation and amortization                                                          29,497              70,060
    Amortization of deferred gain on sale of building                                     (13,311)             (4,437)
    Provision for doubtful accounts                                                             -             (25,456)
    Amortization of deferred distributor costs                                             25,444              25,444
    Expenses paid for distributor agreement                                                     -             (40,490)
    Stock based compensation                                                                5,314              61,786
    Changes in operating assets and liabilities:
      Accounts receivable                                                                (163,836)            316,234
      Inventories                                                                        (193,041)            216,928
      Other current assets                                                                (76,377)           (202,549)
      Accounts payable, accrued expenses and other current liabilities                    318,546            (198,823)
      Other liabilities                                                                   105,518             (94,915)
                                                                                   -----------------   -----------------
                                                                                           37,754             123,782
                                                                                   -----------------   -----------------
Net cash provided by operating activities                                                (512,217)            104,996
                                                                                   -----------------   -----------------

Cash flows provided by (used in) investing activities
      Proceeds from the building sale                                                           -           1,400,000
      Expenses paid for sale of building                                                        -             (89,143)
      Purchases of fixed assets                                                            (1,379)                  -
                                                                                   -----------------   -----------------
Net cash provided by (used in) investing activities                                        (1,379)          1,310,857
                                                                                   -----------------   -----------------

Cash flows provided by (used in) financing activities
      Payments on long term debt and notes payable                                              -            (851,015)
      Proceeds from Securities Purchase agreement                                               -           1,500,000
      Expenses paid in relation to Securities Purchase Agreement                                -            (124,110)
                                                                                   -----------------   -----------------
Net cash provided by financing activities                                                       -             524,875
                                                                                   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (513,596)          1,940,728
                                                                                   -----------------   -----------------
    Cash and cash equivalents - beginning of period                                     2,653,999             850,288
                                                                                   -----------------   -----------------
    Cash and cash equivalents - end of period                                         $ 2,140,403         $ 2,791,016
                                                                                   =================   =================

Non-cash investing and financing activities were as follows:
    Inventories transferred to property and equipment, attributable
     to operating leases, net                                                         $    19,274           $ (38,531)
    Common stock issued for distribution agreement                                    $         -           $ 468,386

Supplemental Disclosures
    Interest paid                                                                     $         -            $ 16,666
    Income taxes paid                                                                 $       665             $ 2,983

 The accompanying notes are an integral part of these consolidated condensed financial statements

                                     Page 6

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy system is a non-invasive, outpatient therapy for the treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for our enhanced external counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

     We have Food and Drug Administration (FDA) clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock, however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures, including patients with serious co-morbidities, such as heart failure, diabetes, and peripheral vascular disease. Patients with primary diagnoses of heart failure, diabetes, and peripheral vascular disease are also reimbursed under the same criteria, provided the primary indication for treatment with EECP(R) therapy is angina symptoms.

     During the last several years we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. By engaging in restructurings during March 2007 and April 2007, the Company has substantially reduced personnel and spending on sales, marketing and development projects. In addition, during the first quarter of fiscal year 2008, we raised additional capital through a private equity financing and by the sale of our facility under a leaseback agreement.


     o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (Living Data), an affiliate of Kerns.

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Jun Ma and Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008


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

NOTE B - STOCK-BASED COMPENSATION

     As of June 1, 2006, the Company adopted Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

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

     During the three-month period ended August 31, 2008, the Board of Directors did not grant any non-qualified stock options.

     During the three-month period ended August 31, 2008, the Company's Board of Directors granted 150,000 shares of common stock to one employee of the Company having a fair market value of $0.08 per share at the time of the respective grant, but was not issued until the second quarter of fiscal 2009.

     Stock-based compensation expense recognized under SFAS 123(R) was $5,314 and $61,786 for the three months ended August 31, 2008 and 2007, respectively. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

     The fair value of the Company's stock-based awards was estimated assuming the following weighted-average assumptions:

        Expected life (years)                               5
        Expected volatility                                93%
        Risk-free interest rate                             5%
        Expected dividend yield                             0%


NOTE C -LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                                       Three months ended August 31,
                                                                   ---------------------------------------
                                                                         2008                  2007
                                                                   -----------------     -----------------
Numerator:
   Net loss                                                          $  (549,971)          $   (18,876)
Denominator:
   Basic - weighted average common shares                             93,768,004            87,748,778
    Stock options                                                                                    -
    Warrants                                                                                         -
                                                                   -----------------     -----------------
Diluted - weighted average common shares                              93,768,004            87,748,778
                                                                   =================     =================

Loss per share - basic                                              $      (0.01)          $     (0.00)
                                                                   =================     =================
               - diluted                                            $      (0.01)          $     (0.00)
                                                                   =================     =================

     Options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended August 31, 2008 and 2007, because the effect of their inclusion would be antidilutive.

                                      Three months ended August 31,
                                 ----------------------------------------
                                       2008                   2007
                                  ---------------     -----------------
    Options                           5,460,210              5,996,710
    Warrants                          6,540,252              6,540,252
                                 ------------------     -----------------
                                     12,000,462             12,536,962
                                 ==================     =================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

NOTE D - INVENTORIES, NET

     Inventories, net of reserves consist of the following:

                                       August 31, 2008         May 31, 2008
                                     ------------------     ------------------

     Raw materials                       $ 947,759              $ 936,035
     Work in process                       491,602                603,925
     Finished goods                        387,084                112,718
                                     ------------------     ------------------
                                       $ 1,826,445            $ 1,652,678
                                     ==================     ==================

     At August 31, 2008 and May 31, 2008, the Company had reserves for excess and obsolete inventory of $581,725 and $594,042, respectively.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                        August 31, 2008         May 31, 2008
                                                       ------------------     ------------------
        Office, laboratory and other equipment          $   1,230,771          $  1,368,170
        EECP(R) systems under operating leases
        or under loan for clinical trials                     738,674               719,401
        Furniture and fixtures                                148,165               148,165
                                                       ------------------     ------------------
                                                            2,117,610             2,235,736
        Less:  accumulated depreciation                     2,057,558             2,178,566
                                                       ------------------     ------------------
        Property and equipment - net                    $      60,052          $     57,170
                                                       ==================     ==================

     Depreciation expense amounted to $17,772 and $58,734 for the three-month periods ended August 31, 2008 and 2007, respectively.

NOTE F - DEFERRED REVENUE

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

     The changes in the Company's deferred revenues are as follows:

                                                                  Three Months Ended August 31,
                                                           ---------------------------------------------
                                                                  2008                     2007
                                                           --------------------     --------------------
Deferred revenue at the beginning of the period                    $ 1,618,053              $ 1,756,352
Additions:
   Deferred extended service contracts                                 446,834                  411,900
   Deferred in-service and training                                     17,500                   10,000
   Deferred service arrangements                                           600                    4,500
   Deferred service arrangement obligations                             52,500                   50,000
Recognized as revenue:
   Deferred extended service contracts                                (410,126)                (566,004)
   Deferred in-service and training                                    (12,500)                  (7,500)
   Deferred service arrangements                                          (600)                  (3,450)
   Deferred service arrangement obligations                            (49,579)                 (36,167)
                                                           --------------------     --------------------
Deferred revenue at end of period                                    1,662,682                1,619,631
   Less: current portion                                             1,151,556                1,244,920
                                                           --------------------     --------------------
Long-term deferred revenue at end of period                          $ 511,126                $ 374,711
                                                           ====================     ====================

NOTE G - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At August 31, 2008, the unamortized deferred gain of $208,544 is shown as "Deferred gain on sale of building" in the Company's consolidated condensed balance sheet. The short-term portion of $53,245 is shown in current liabilities and the long-term portion of $155,299 is in long-term liabilities. The amount recognized as a gain in the first quarter of fiscal 2008 was $13,311.

NOTE H - WARRANTY LIABILITY

     The changes in the Company's product warranty liability are as follows:

                                                              August 31, 2008          August 31, 2007
                                                            --------------------     --------------------
Warranty liability at the beginning of the period            $     17,250              $     15,750
   Expense for new warranties issued                               18,000                     9,000
   Warranty claims                                                (11,750)                   (9,500)
                                                            --------------------     --------------------
Warranty liability at the end of the year                          23,500                    15,250
                                                            --------------------     --------------------
Long-term warranty liability at the end of the year          $          -               $         -
                                                            ====================     ====================

NOTE I - RELATED-PARTY TRANSACTIONS

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns. Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data, an affiliate of Kerns.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

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

     As affiliates of Living Data and Kerns, Mr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data or Kerns, on the one hand, and the Company, on the other hand, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as providing consulting services to the Company without compensation.

     During the three-month period ended August 31, 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $75,000 from Living Data. In addition, Living Data purchased $3,162 worth of ECP therapy system components from the Company.

     During the three-month period ended August 31, 2008, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During the three-month period ended August 31, 2008, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     In July of 2008, the Company agreed to purchase ECP therapy systems under its Distributorship Agreement with Living Data for $360,000 payable over 18 months. The current portion of the outstanding liability as of August 31, 2008 in the amount of $240,000 is reflected in accounts payable and accrued expenses and the remaining balance of $80,000 is reflected in long-term liabilities on the accompanying balance sheet.

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2008

clinical applications support specialist and a service engineer from Living Data may be used by the Company to provide customers with clinical training and technical service. The Company was charged $2,100 for the services of the clinical applications support specialist and $1,350 for the services of the service engineer during the three-month period ended August 31, 2008.

NOTE J - INCOME TAXES

     During the three-months ended August 31, 2008 and August 31, 2007, state income taxes were $3,750 and $6,296, respectively.

     As of August 31, 2008, the recorded deferred tax assets were $20,001,852, reflecting a $182,500 increase during the first quarter of fiscal 2009. The deferred tax assets were offset by a valuation allowance of the same amount. Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. The Company has concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized.

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007, we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

        For the years ended:

        May 31, 2009                      $  108,122
        May 31, 2010                         148,488
        May 31, 2011                         154,427
        May 31, 2012                         160,604
        May 31, 2013                          40,541
                                       ------------------
        Total                             $  612,182
                                       ==================

Litigation

     The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated condensed financial condition of the Company.

NOTE L - SUBSEQUENT EVENT

     On September 9, 2008, the Company's Board of Directors granted, but have not issued as of yet, 2,025,000 shares of our common stock for fiscal 2008 compensation to the Company's board members, having a fair market value of $0.06 per share at the time of the respective grant. The total amount charged to compensation expense, for this grant, at August 31, 2008 amounted to $121,500 with the corresponding liability reflected on the balance sheet in accounts payable and accrued expenses.

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

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is angina symptoms.

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. By engaging in restructurings during March 2007 and April 2007, the Company has substantially reduced personnel and spending on sales, marketing and development projects. In addition, during the first quarter of fiscal year 2008, we raised additional capital through a private equity financing and by the sale of our facility under a leaseback agreement. See Note A for details of these events.

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

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is refractory angina symptoms.

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

     There are approximately 6.4 million angina patients in the United States and our EECP(R) therapy currently competes with other technologies in the market for approximately 100,000 to 150,000 new refractory angina patients annually who do not adequately respond to or are not amenable to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP(R) therapy. Most angina patients are treated with medications, including beta blockers to slow and protect the heart, and vasodilators which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or inadequately correct the problem, the patients are considered unresponsive to medical therapy. Most angina patients are readily amenable to invasive

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG). However, there are approximately 100,000 to 150,000 angina patients each year whose angina can not be stopped by medication and they are no longer readily amenable to palliative invasive procedures.

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

Congestive Heart Failure (CHF)

     CHF is a condition in which the heart loses its pumping capacity to supply the metabolic needs of all other organs. The condition affects both sexes and is most common in people over age 50. Symptoms include angina, shortness of breath, weakness, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat and low blood pressure. Causes range from chronic high blood pressure, heart-valve disease, heart attack, coronary artery disease, heartbeat irregularities, severe lung disease such as emphysema, congenital disease, cardiomyopathy, hyperthyroidism, severe anemia and others.

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

     On June 23, 2005, CMS also received a request from a competing manufacturer of external counterpulsation therapy equipment to reconsider the reimbursement coverage policy. They requested expansion of coverage to include 1) treatment of congestive heart failure, to include NYHA Class II, III with a left ventricular ejection fraction (LVEF) less than or equal to 40%, and acute heart failure; 2) treatment of stable angina to include CCSC II angina; 3) treatment of acute myocardial infarction; and 4) treatment of cardiogenic shock. On September 15, 2005, the competing manufacturer also amended their request to include NYHA Class IV heart failure.

     On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion "that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of:

     o    CCSC II angina
     o    Heart Failure
           0   NYHA Class II/III stable heart failure  symptoms with an ejection fraction of less than or equal to 35%
           0   NYHA Class II/III stable heart failure  symptoms with an ejection fraction of less than or equal to 40%
           0   NYHA Class IV heart failure
           0   Acute heart failure
     o    Cardiogenic shock
     o    Acute myocardial infarction."

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

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, (SEC), in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B of the Notes to Consolidated Condensed Financial Statements included in our Annual Report on Form 10-KSB for the year ended May 31, 2008, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

     The Company also recognizes revenue generated from servicing EECP(R) systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP(R) system are deferred and recognized ratably over the service period, generally ranging from one year to four years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated condensed balance sheets.

     Revenues from the sale of EECP(R) systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized. . The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at August 31, 2008.

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

     We have adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $36,000 more in fixed production overhead into inventory during the first quarter of fiscal year 2009 as compared to the same period in fiscal 2008.

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

     For purposes of estimating the fair value of each option on the date of grant, the Company utilizes the Black-Scholes option-pricing model.

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

     o replaces Statement 141's cost-allocation process and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date,
     o requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values,
     o requires that an acquirer evaluate new information and measure a liability at the higher of its acquisition-date fair value or the amount that would be recognized if applying Statement 5, then measuring an asset at the lower of its acquisition-date fair value or the best estimate of its future settlement amount,
     o requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

     Effective for fiscal years beginning after December 15, 2008

     SFAS 157, "Fair Value Measurements" -- defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

     SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" -- permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements".

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

     FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" -- amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods ending after November 15, 2008.

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

     EITF Issue No. 07-5, " Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" -- This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6-9 of Statement 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). For example, a net-cash-settled stock purchase warrant may be indexed to an entity's own stock, but it is not classified in stockholders' equity. Other applicable authoritative accounting literature, including Issues 00-19 and 05-2, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). This Issue does not address that second part of the scope exception in paragraph 11(a) of Statement 133. Entities are required to apply the guidance in this issue to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

     EITF Issue No. 08-3, "Accounting by Lessees for Maintenance Deposits" -- The objective of this Issue is to clarify how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. This Issue applies to the lessee's accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. Maintenance deposits within the scope of this Issue shall be accounted for as a deposit asset. Lessees shall continue to evaluate whether it is probable that an amount on deposit will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

     EITF Issue No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" -- This issue discusses the application of fair value to liabilities issued with an inseparable contractual third-party credit enhancement (e.g., a guarantee). In applying the fair value option to liabilities, the question arises as to whether the liability and the

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

third-party enhancement should be accounted for as: (a) one unit of accounting, which would result in the third-party guarantee being taken into consideration in determining the fair value of the liability, or (b) two separate units of accounting, which would not result in the third-party guarantee being taken into consideration in determining the fair value of the liability.

     The EITF concluded that the scope of this issue applies to a liability that is issued with an inseparable third-party credit enhancement that is measured or disclosed at fair value, except a liability with a guarantee provided by the government or government agencies.

     The final consensus requires that an entity: (a) apply the guidance in this issue prospectively to its first reporting period beginning on or after December 15, 2008; (b) recognize the effect of the change prospectively, with the effect of initially applying the guidance in this issue included in the change in fair value in the period of adoption, and (c) include in the period of adoption disclosure of -- (1) the existence of any third-party credit enhancement on any issued liability that is within the scope of this issue, (2) the valuation technique(s) used to measure the fair value of issued liabilities within the scope of this issue, and (3) any changes from valuation techniques used in prior periods to measure liabilities within the scope of this issue. Early adoption is permitted.

     EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" -- The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised
2007), "Business Combinations", and (or) FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This is because the literature that is being replaced or amended by Statements 141R and 160 have been used by analogy in addressing certain aspects of applying the equity method of accounting, which raises the question as to whether these aspects of applying the equity method of accounting should change upon the effective date of Statements 141R and 160 (which for calendar year-end companies is January 1, 2009). The specific issues raised with Issue 08-6 include:

     Issue 1: How the initial carrying value of an equity method investment should be determined. In other words, should the initial carrying value of an equity method investment be determined as if the equity method investment were any other acquired asset or should it be determined as if the equity method investment were a business combination? For example, should transaction costs be capitalized or expensed?

     Issue 2: How the difference between the investor's carrying value, as determined in Issue 1, and the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee. In other words, should the allocation method used be wholly consistent with the acquisition method included in Statement 141R or should it be only partially consistent with the acquisition method included in Statement 141R? For example, should the allocation to contingent assets and liabilities be consistent with the model used in Statement 141R to account for contingent assets and liabilities or should the allocation to contingent assets and liabilities be consistent with FASB Statement No. 5, Accounting for Contingencies , and other generally accepted accounting principles?

     Issue 3: How an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed. In other words, should the underlying indefinite-lived intangible asset be tested annually and as part of an other-than-temporary impairment test, or only as part of an other-than-temporary impairment test?

     Issue 4: How should an equity method investee's issuance of shares should be accounted for?

     Issue 5: How should a change in an investment from the equity method to the cost method be accounted for?

     The EITF concluded on these issues:

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Issue 1: A cost accumulation model should be used to determine the initial carrying value of an equity method investment. That is, the initial carrying value would include transaction costs.

     Issue 2: No additional guidance will be provided.

     Issue 3: Only an other-than-temporary impairment test should be performed on the overall investment. There should not be a separate impairment test for the underlying indefinite-lived intangible assets.

     Issue 4: The equity method investee's issuance of shares should be accounted for as the sale of a proportionate share of the investment, which would result in a gain or loss in income in many situations.

     Issue 5: No gain or loss should be recognized when changing the method of accounting for an investment from the equity method to the cost method of accounting.

     The guidance in this issue should be applied to transactions that occur in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted for entities that have previously adopted an alternative accounting policy.

     EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" -- This issue discusses the accounting for defensive intangible assets. A defensive intangible asset, for purposes of this issue, includes all acquired intangible assets that the acquirer does not intend to actively use, but intend to hold to prevent its competitors from obtaining access to the asset. The following questions have arisen in regards to these assets:

     Issue 1: Should the acquired defensive intangible asset by accounted for separately or as part of another related intangible asset (recognized or unrecognized) of the acquirer?

     Issue 2: How should the useful life of the acquired intangible asset be determined if it is accounted for as a separate asset?

     The EITF concluded on these issues:

     Issue 1: The value of an acquired defensive intangible asset should be separately accounted for.

     Issue 2: The date at which the defensive asset is expected to be "effectively abandoned" should be used to determine the length of its useful life. In effect, the amortization period would be the period of time over which the defensive intangible asset is expected to provide defensive value to the entity. This accounting includes in-process R&D defensive intangible assets.

     The guidance in this issue should be applied prospectively to intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     EITF Issue No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary " -- Paragraph 11(a) of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides for a contract issued or held by a reporting entity that satisfies the following two conditions to not be considered a derivative financial instrument for purposes of that statement:
(a) the contract is indexed to the entity's own stock and (b) the contract is classified in stockholders' equity. When the instrument (or embedded feature) under consideration is one whose "payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary," the question arises as to whether such an instrument (or embedded feature) should be considered indexed to the entity's own stock. Certain aspects of this question have been dealt with in the past by the EITF. For example, EITF Issue No. 00-6, "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary," indicates that freestanding instruments issued by the parent whose payoff is based in whole or in part on the stock of a consolidated subsidiary is not indexed to the parent's own stock (i.e., it would not satisfy the first of the two conditions in paragraph 11(a) of Statement 133). In addition, EITF Issue No. 99-1, "Accounting for Debt Convertible into the Stock of a Consolidated Subsidiary," indicates that debt issued by a parent or subsidiary that is convertible into the subsidiary's own stock can qualify for the scope exception in paragraph 11(a). Many believe that

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the conclusions in Issues 99-1 and 00-6 are inherently inconsistent. This inherent inconsistency is expected to become magnified upon the effective date of FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This is due to Statement 160 requiring the classification of the noncontrolling interest in a subsidiary within equity in the consolidated financial statements. Prior to the effective date of Statement 160, the noncontrolling (or minority) interest is most often reflected in the mezzanine of the balance sheet between liabilities and equity. Upon the change in the classification of the noncontrolling interest, it is expected that more instruments will qualify for the second of the two conditions included in paragraph 11(a) of Statement 133 (i.e., the contract is classified in stockholders' equity). This will, in turn, place additional attention or prominence on the evaluation of whether the instrument (or embedded feature) should be considered indexed to the entity's own stock (i.e., whether the instrument qualifies for the first of the two conditions included in paragraph 11(a) of Statement 133). As such, this issue was added to the EITF's agenda to address:

     Issue 1: Whether instruments within the scope of Issue 08-8 should or should not be precluded from being considered indexed to the entity's own stock for purposes of the consolidated financial statements

     Issue 2: Whether the instrument should be classified as: (a) a component of the noncontrolling interest reflected in the stockholders' equity section of the consolidated balance sheet, or (b) a component of the controlling interest reflected in the stockholders' equity section of the consolidated balance sheet.

     The EITF concluded on these issues:

     Issue 1: An instrument within the scope of this issue is not precluded from being considered indexed to the entity's own stock for purposes of the consolidated financial statements of the parent. For purposes of determining whether the instrument is, in fact, indexed to the entity's own stock, the guidance in EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock," should be considered. Issue 07-5 and other applicable literature (e.g., EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ") should be referred to for purposes of determining the classification of the instrument.

     Issue   2:   The   presentation   within   stockholders'   equity   of   an
     equity-classified instrument within the scope of this issue is not dependent on whether the instrument was issued by the parent or subsidiary. In other words, such an instrument should be presented as a component of the noncontrolling interest reflected in the stockholders' equity section of the consolidated balance sheet if the instrument was issued by either the parent or the subsidiary. If, however, the instrument was issued by the parent and it goes unexercised, the carrying amount of the instrument would be reclassified from the noncontrolling interest to the controlling interest at that time. Note: The guidance in this issue is not applicable to instruments within the scope of and accounted for in accordance with FASB Statement No. 123 (Revised 2004), "Share-Based Payment," and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." However, once an instrument ceases to be accounted for in accordance with Statement 123R or Issue 96-18, the guidance in this issue is applicable to that instrument.

     The consensus requires that an entity: (a) apply the guidance in this issue for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; (b) apply the guidance to outstanding instruments as of the beginning of the fiscal year in which this issue is adopted; (c) use the fair value of an outstanding contract that was previously classified as a derivative

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

asset or liability as its net carrying amount at the date of adoption; (d) reclassify the net carrying amount of the outstanding contracts to noncontrolling interest at the date of adoption; and (e) provide any transition disclosure required by paragraphs 17 and 18 of FASB Statement No. 154, "Accounting Changes and Error Corrections." Early adoption is not permitted.

Results of Operations

Three Months Ended August 31, 2008 and 2007

     Net revenue from sales, leases and service of our EECP(R) systems for the three months ended August 31, 2008 and 2007, was $1,311,721 and $1,340,076,
respectively, which represented a decrease of $28,355, or 2%. We reported a net loss attributable to common stockholders of $549,971 and $18,786 for the first quarter of fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to increases in our operating expenses from the comparative prior period. Our net loss per diluted common share was $0.01 for the three-month period ended August 31, 2008 compared to a net loss of $0.00 per diluted common share for the three-month period ended August 31, 2007.

Revenues

     Revenue from equipment sales increased approximately 33% to $656,469 for the three-month period ended August 31, 2008 as compared to $493,268 for the same period in the prior year. The increase in equipment sales is due primarily to a 40% increase in the number of equipment shipments offset slightly by a decrease in the average blended per unit sale price. The 40% increase in the number of units sold reflects a 50% increase in new unit sales, both domestically and internationally, decreased minimally by the number of used unit models sold from the prior fiscal quarter.

     We believe the decline in the sales price per unit reflects weakened demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others. Despite this, many cardiology clinicians appear to be waiting for approval of reimbursement coverage for heart failure as a primary indication before they will move forward with the treatment of ischemic heart failure patients with angina equivalent symptoms. Reluctance to bill for ischemic heart failure patients under the current coverage guidelines, and failure to get or maintain adequate reimbursement coverage for angina and heart failure would adversely affect our business prospects. We anticipate that a prevailing trend of declining prices will continue in the immediate future as our competition attempts to capture greater market share through pricing discounts. The average price of new systems sales declined by 22% which was mainly due to increased competition, in the first quarter of fiscal 2009 compared to the same three-month period in the prior year and the average sales price of used systems declined 11% in the first quarter of fiscal 2009. We continue to reorganize certain territory responsibilities in our sales department due to vacant and/or unproductive territories.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the first quarter of fiscal 2009 increased approximately 103% to $315,984 compared to $155,991 in the same three-month period in the prior year reflecting increased sales volume.

     Our revenue from equipment rental and services decreased 23% to $655,225 in the first quarter of fiscal 2009 from $846,808 in the first quarter of fiscal year 2008. Revenue from equipment rental and services represented 50% of total revenue in the first quarter of fiscal 2009 and 63% in the same quarter of fiscal 2008. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit

     Gross profit declined to $500,562, or 38% of revenues, for the first quarter of fiscal 2009 compared to $684,739, or 51% of revenues, for the same quarter of fiscal 2008. The decrease in the gross profit margin as a percentage of revenue for the first quarter of fiscal 2009 compared to the same quarter of the prior fiscal year was mainly due to lower revenue generated from equipment rentals and services due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped of $169,000, or 24%. The decline in gross profit related to equipment sales, when compared to the same three-month period in the prior year in absolute dollars is principally due to the lower sales price per unit from the first quarter of fiscal 2008.

     In addition, gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing such units, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2009 and 2008 were $943,759, or 72% of revenues, and $558,156, or 42%
of revenues, respectively, reflecting a increase of $385,603 or approximately 69%. The increase in SG&A expenditures in the first quarter of fiscal 2009 resulted primarily from increased direct expenditures of $66,078 due to increased sales personnel and associated costs including travel, offset by decreases in other sales related costs. Marketing expenses increased $56,202 due to increased expenditures in personnel and their associated costs in the marketing and clinical application support areas, plus higher market research, product promotion, advertising, and trade show expenses. Administrative expenses increased $263,323 as a result of increased expenditures in professional fees related to accounting, legal and consulting services, corporate expenses, and directors' compensation offset slightly by decreases in insurance expenses and other miscellaneous administrative expenses.

     During the first quarter of fiscal 2009, there was no change in the Company's provision for doubtful accounts compared to the first quarter of fiscal 2008 when the Company reversed a provision for doubtful accounts of $25,246.

Research and Development

     Research and development ("R&D") expenses of $132,347, or 10% of revenues, for the first quarter of fiscal 2009 decreased by $6,828, or 10%, from $139,175, or 10% of revenues, for the first quarter of fiscal 2008. The decrease is primarily attributable to a decrease in product development spending, offset by an increase in regulatory affairs expenses related to obtaining regulatory clearance for the ambulatory ECG recorders and Holter ABPM combination recorders and ultrasound scanners.

Interest Expense and Financing Costs

     The Company had no interest expense and financing costs for the first quarter of fiscal 2009 compared to $16,666 for the same quarter in the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease is a direct result of the sale-leaseback agreements for the Company's headquarters and warehouse facility, which occurred during the first quarter of fiscal 2008.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Other Income, Net

     Interest and other income for the first quarter of 2009 and 2008, were $16,012 and $12,331, respectively. Interest income reflects interest earned on the Company's cash balances.

Recognition of Deferred Gain on Sale of Building

     The Recognition of Deferred Gain on Sale of Building for the first quarter of 2009 and 2008, were $13,311 and $4,437, respectively. The gain resulted from the Company's sale-leaseback of its facility. See Note G.

Income Tax Expense, Net

     During the first quarters of fiscal 2009 and 2008 we recorded a provision for income taxes of $3,750 and $6,296, respectively.

     As of August 31, 2008, the recorded deferred tax assets were $20,001,852, reflecting an increase of $182,500 during the first quarter of fiscal 2009, which was offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital, a private equity financing, and by the sale of our facility under a leaseback agreement. At August 31, 2008, we had cash and cash equivalents of $2,140,403 and working capital of $2,436,625 compared to cash and cash equivalents of $2,653,999 and working capital of $2,851,901 at May 31, 2008.

     Cash used in operating activities was $512,217 during the first quarter of fiscal 2009, which consisted of a net cash loss after adjustments of $503,027 and cash used by operating assets and liabilities of $9,190. The changes in the accounts balances primarily reflects increases in inventory of $193,041, accounts receivable of $163,836, and other current assets of $76,377, which were primarily offset by an increase in accounts payable, accrued expenses, and other current liabilities of $318,546. Net accounts receivable were 67% of revenues for the three-month period ended August 31, 2008, as compared to 54% for the three-month period ended August 31, 2007, and accounts receivable turnover decreased to 6.5 times as of August 31, 2008, as compared to 7.8 times as of August 31, 2007.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) therapy system products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the three-month periods ended August 31, 2008 and August 31, 2007, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula

                                    Psge 31

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

     Investing activities used net cash of $1,379 for the purchase of fixed assets during the three-month period ended August 31, 2008.

     The Company had no financing activities during the three-month period ended August 31, 2008.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2008.

                                            Due thru      Due thru       Due thru
                                          9/1/2008 and  9/1/2009 and   9/1/2011 and     Due
                                Total      8/31/2009      8/31/2011     8/31/2013    Thereafter
                              ------------------------------------------------------------------
Operating Leases               $ 612,182      $ 144,163     $ 305,856      $ 162,163        $ -
Other long-term liabilities      320,000        240,000        80,000              -          -
                              ------------------------------------------------------------------
Total Contractual Cash
 Obligations                   $ 932,182      $ 384,163     $ 385,856      $ 162,163        $ -
                              ==================================================================

Liquidity

     During the first quarter of fiscal 2008, events took place, that allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement. See Note A for details of these events.

     Based on our current operations and the amounts received from the transactions described in Note A, we believe that we have sufficient working capital to continue our operations through at least the next twelve months.

Effects of Inflation

     We believe that inflation and changing prices over the past year have had a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries



ITEM 3 - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended August 31, 2008 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       VASOMEDICAL, INC.

                              By:      /s/ John C.K Hui
                                       -----------------------------------------
                                       John C.K. Hui
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                       /s/ Tricia Efstathiou
                                       -----------------------------------------
                                       Tricia Efstathiou
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date:  October 15, 2008