Form 10-Q
period 2008-11-30
VASOMEDICAL INC
filed 2009-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2008

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at
January 12, 2009 - 98,943,004

Vasomedical, Inc. and Subsidiaries

                                      INDEX
                                                                      Page
PART I - FINANCIAL INFORMATION                                        ----

   Item 1 - Financial Statements (unaudited)

     Consolidated Condensed Balance Sheets as of
       November 30, 2008 and May 31, 2008                                3

     Consolidated Condensed Statements of Operations for the
       Six and Three Months Ended November 30, 2008 and 2007             4

     Consolidated Condensed Statements of Cash Flows for the
       Six Months Ended November 30, 2008 and 2007                       5


     Notes to Consolidated Condensed Financial Statements                6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12

   Item 3 - Controls and Procedures                                     26

PART II - OTHER INFORMATION


   Item 6 - Exhibits                                                    27

ITEM 1.  FINANCIAL STATEMENTS

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 November 30, 2008             May 31, 2008
                                                                                ---------------------      -------------------
                                   ASSETS                                           (Unaudited)                (Derived from
                                                                                                              audited financial
                                                                                                                 statements)
CURRENT ASSETS
   Cash and cash equivalents                                                             $ 1,873,689              $ 2,653,999
   Accounts receivable, net of an allowance for doubtful accounts of
     $108,953 at November 30, 2008, and $270,183 at May 31, 2008                             503,324                  717,849
   Inventories, net                                                                        1,702,108                1,652,678
   Other current assets                                                                      105,266                   58,933
                                                                                ---------------------      -------------------
      Total current assets                                                                 4,184,387                5,083,459

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $2,067,153 at November 30, 2008, and $2,178,566 at May 31, 2008                           134,802                   57,170
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $152,663 at November 30, 2008, and  $101,775 at May 31, 2008                             356,213                  407,101
OTHER ASSETS                                                                                 189,884                  213,336
                                                                                ---------------------      -------------------
                                                                                         $ 4,865,286              $ 5,761,066
                                                                                =====================      ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                   $ 514,040                $ 822,244
   Sales tax payable                                                                         128,714                  149,304
   Deferred revenue                                                                        1,067,069                1,132,445
   Deferred gain on sale of building                                                          53,245                   53,245
   Accrued professional fees                                                                  76,683                   74,320
   Due to related party-current portion                                                      240,000                        -
                                                                                ---------------------      -------------------
     Total current liabilities                                                             2,079,751                2,231,558
                                                                                ---------------------      -------------------

LONG-TERM LIABILITIES
   Deferred revenue                                                                          419,731                  485,608
   Accrued rent expense                                                                       13,041                    8,656
   Deferred gain on sale of building                                                         141,987                  168,610
   Due to related party-long-term portion                                                     20,000                        -
                                                                                ---------------------      -------------------
     Total long term liabilities                                                             594,759                  662,874
                                                                                ---------------------      -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued and outstanding                                                                  -                        -
   Common stock, $.001 par value; 200,000,000 shares authorized;
      95,943,004 shares at November 30, 2008, and 93,768,004 at
      May 31, 2008, issued and outstanding                                                    95,943                   93,768
   Additional paid-in capital                                                             48,207,614               48,068,432
   Accumulated deficit                                                                   (46,112,781)             (45,295,566)
                                                                                ---------------------      -------------------
      Total stockholders' equity                                                           2,190,776                2,866,634
                                                                                ---------------------      -------------------
                                                                                         $ 4,865,286              $ 5,761,066
                                                                                =====================      ===================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                     Page 3

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Six months ended November 30,          Three months ended November 30,
                                                         -------------------------------------    ---------------------------------
                                                               2008                2007                2008                2007
                                                         -----------------   -----------------    -----------------  --------------
Revenues
 Equipment sales                                              $ 1,244,794         $ 1,090,540           $ 588,298         $ 597,272
 Equipment rentals and services                                 1,225,752           1,637,351             570,527           790,543
                                                         -----------------   -----------------    ----------------    -------------
  Total revenues                                                2,470,546           2,727,891           1,158,825         1,387,815
                                                         -----------------   -----------------    ----------------    -------------

Cost of Sales and Services
 Cost of sales, equipment                                         891,345             765,054             363,064           424,416
 Cost of equipment rentals and services                           542,875             626,323             259,997           311,624
                                                         -----------------   -----------------    ----------------    -------------
  Total cost of sales and services                              1,434,220           1,391,377             623,061           736,040
                                                         -----------------   -----------------    ----------------    -------------
Gross profit                                                    1,036,326           1,336,514             535,764           651,775
                                                         -----------------   -----------------    ----------------    -------------

Operating Expenses
 Selling, general and administrative                            1,629,143           1,200,294             685,384           642,138
 Research and development                                         279,954             245,002             147,607           105,827
                                                         -----------------   -----------------    ----------------    -------------
  Total operating expenses                                      1,909,097           1,445,296             832,991           747,965
                                                         -----------------   -----------------    ----------------    -------------
Loss from operations                                             (872,771)           (108,782)           (297,227)          (96,190)
                                                         -----------------   -----------------    ----------------    -------------

Other Income (Expenses)
 Interest and financing costs                                           -             (16,605)                  -                 -
 Interest and other income, net                                    36,535              35,238              20,523            22,967
 Recognition of deferred gain on sale of building                  26,623              17,748              13,312            13,311
                                                         -----------------   -----------------    ----------------    -------------
  Total other income (expenses)                                    63,158              36,381              33,835            36,278
                                                         -----------------   -----------------    ----------------    -------------

Loss before income taxes                                         (809,613)            (72,401)           (263,392)          (59,912)
 Income tax expense, net                                           (7,602)            (10,447)             (3,852)           (4,151)
                                                         -----------------   -----------------    ----------------    -------------
Net loss                                                  $      (817,215)     $      (82,848)     $     (267,244)     $    (64,063)
                                                         =================   =================    ================    =============

Net loss per common share
     - basic                                              $         (0.01)     $        (0.00)     $        (0.00)     $      (0.00)
                                                         =================   =================    ================    =============
     - diluted                                            $         (0.01)     $        (0.00)     $        (0.00)     $      (0.00)
                                                         =================   =================    ================    =============

Weighted average common shares outstanding
     - basic                                                   94,261,960          90,667,355          94,766,893        93,618,004
                                                         =================   =================    ================    =============
     - diluted                                                 94,261,960          90,667,355          94,766,893        93,618,004
                                                         =================   =================    ================    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended November 30,
                                                                       ----------------------------
                                                                          2008             2007
                                                                       ----------        ----------
Cash flows provided by (used in) operating activities
   Net loss                                                            $ (817,215)      $ (82,848)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation and amortization                                          51,179         104,214
    Amortization of deferred gain on sale of building                     (26,623)        (17,748)
    Provision for doubtful accounts                                          -            (27,524)
    Amortization of deferred distributor costs                             50,888          50,888
    Expenses paid for distributor agreement                                  -            (40,490)
    Stock based compensation                                              141,357          67,100
    Changes in operating assets and liabilities:
       Accounts receivable                                                214,525        (104,679)
       Inventories                                                       (145,351)        408,197
       Other current assets                                               (46,333)       (166,148)
       Accounts payable, accrued expenses and other current liabilities  (387,422)       (163,447)
       Other liabilities                                                  (65,877)       (157,787)
       Due to related party                                               260,000            -
                                                                       -----------     -----------
                                                                           46,343         (47,424)
                                                                       -----------     -----------
    Net cash used in operating activities                                (770,872)       (130,272)
                                                                       -----------     -----------
    Cash flows provided by (used in) investing activities
       Proceeds from the building sale                                          -       1,400,000
       Expenses paid for sale of building                                       -         (89,143)
       Purchases of fixed assets                                           (9,438)           -
                                                                       -----------     -----------
    Net cash provided by (used in) investing activities                    (9,438)      1,310,857
                                                                       -----------     -----------

    Cash flows provided by (used in) financing activities
       Payments on long term debt and notes payable                          -           (851,015)
       Proceeds from Securities Purchase agreement                           -          1,500,000
       Expenses paid in relation to Securities Purchase Agreement            -           (124,110)
                                                                       -----------     -----------
    Net cash provided by financing activities                                -            524,875
                                                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (780,310)      1,705,460
                                                                       -----------     -----------
    Cash and cash equivalents - beginning of period                     2,653,999         850,288
                                                                       -----------     -----------
    Cash and cash equivalents - end of period                          $1,873,689      $2,555,748
                                                                       ===========     ===========

Non-cash investing and financing activities were as follows:
    Inventories transferred to property and equipment, attributable
     to operating leases, net                                          $   95,921      $  (38,531)
    Common stock issued for distribution agreement                     $     -         $  468,386

Supplemental Disclosures
    Interest paid                                                      $     -         $   16,605
    Income taxes paid                                                  $      790      $    2,983

The accompanying notes are an integral part of these consolidated condensed financial statements

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy is a non-invasive, outpatient treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and need for oxygen, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for our enhanced external counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

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

          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Jun Ma and Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On October 16, 2008 Mr. Jun Ma was appointed President and Chief Executive Officer of the Company. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data is now the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008

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

     On November 20, 2008, the Company entered into an Amendment to the Distribution Agreement with Living Data to expand the territory covered in the Distribution Agreement to provide for exclusive distribution rights worldwide. In consideration for these rights, the Company agreed to issue Living Data 3,000,000 restricted shares of its common stock.

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

     During the six-month period ended November 30, 2008, the Board of Directors did not grant any non-qualified stock options.

     During the six-month period ended November 30, 2008, the Company's Board of Directors granted 100,000 shares of common stock to one employee of the Company having a fair market value of $0.08 per share at the time of the respective grant.

     Stock-based compensation expense recognized under SFAS 123(R) was $141,357 and $67,100 for the six months endedd November 30, 2008 and 2007, respectively. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).


NOTE C - LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008


                                                            Six months ended November 30,          Three months ended November 30,
                                                       --------------------------------------    ----------------------------------
                                                               2008                 2007               2008                2007
                                                         -----------------    -----------------  -----------------   --------------
Numerator:
   Net loss                                              $      (817,215)     $       (82,848)    $     (267,244)    $      (64,063)
                                                        =================    =================   ================    ===============
 Denominator:
   Basic - weighted average common shares                     94,261,960           90,667,355         94,766,893         93,618,004
    Stock options                                                      -                    -                  -                  -
    Warrants                                                           -                    -                  -                  -
                                                        -----------------    -----------------   ----------------   ----------------
   Diluted - weighted average common shares                   94,261,960           90,667,355         94,766,893         93,618,004
                                                        =================    =================    =================   ==============

Loss per share - basic                                   $         (0.01)     $         (0.00)     $       (0.00)     $       (0.00)
                                                        =================    =================    =================   ==============
               - diluted                                 $         (0.01)     $         (0.00)     $       (0.00)     $       (0.00)
                                                        =================    =================    =================   ==============

     Options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the six months ended November 30, 2008 and 2007, because the effect of their inclusion would be antidilutive.

                                                 As of November 30,
                                      ----------------------------------------
                                            2008                   2007
                                      ------------------     -----------------
     Options                                  5,134,877             5,886,710
     Warrants                                 6,540,252             6,540,252
                                      ------------------     -----------------
                                             11,675,129            12,426,962
                                      ==================     =================

NOTE D - INVENTORIES, NET

          Inventories, net of reserves consist of the following:

                                              November 30, 2008            May 31, 2008
                                           ---------------------     ---------------------
   Raw materials                                      $ 872,541                 $ 936,035
   Work in process                                      456,874                   603,925
   Finished goods                                       372,693                   112,718
                                           ---------------------     ---------------------
                                                    $ 1,702,108               $ 1,652,678
                                           =====================     =====================

     At November 30, 2008 and May 31, 2008, the Company had reserves for excess and obsolete inventory of $581,725 and $594,042, respectively.

NOTE E - PROPERTY AND EQUIPMENT


          Property and equipment is summarized as follows:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008

                                                     November 30, 2008            May 31, 2008
                                                    ---------------------     ---------------------
     Office, laboratory and other equipment          $        1,238,830        $        1,368,170
     EECP(R) systems under operating leases
        or under loan for clinical trials                       815,320                   719,401
     Furniture and fixtures                                     148,165                   148,165
                                                    ---------------------     ---------------------
                                                              2,202,315                 2,235,736
     Less:  accumulated depreciation                          2,067,513                 2,178,566
                                                    ---------------------     ---------------------
        Property and equipment - net                 $          134,802        $           57,170
                                                    =====================     =====================

          Depreciation expense amounted to $9,957 and $30,504 for the three-month period ended November 30, 2008 and 2007, respectively. For the six-month period ended November 30, 2008 and 2007, depreciation expense was $27,729 and $89,238 respectively.

NOTE F - DEFERRED REVENUE

          The changes in the Company's deferred revenues are as follows:

                                                         Six Months Ended November 30,           Three Months Ended November 30,
                                                     --------------------------------------   --------------------------------------
                                                           2008                2007                 2008                 2007
                                                     -----------------   ------------------   -----------------    -----------------
Deferred revenue at the beginning of the period           $ 1,618,053          $ 1,756,351         $ 1,662,682          $ 1,619,631
Additions:
   Deferred extended service contracts                        632,893              914,254             186,058              502,353
   Deferred in-service and training                            22,500               17,500               5,000                7,500
   Deferred service arrangements                               79,500               80,000              27,000               30,000
   Deferred service arrangement obligations                       600                7,800                   -                3,300
Recognized as revenue:
   Deferred extended service contracts                       (732,218)          (1,084,345)           (322,091)            (518,341)
   Deferred in-service and training                           (25,000)             (10,000)            (12,500)              (2,500)
   Deferred service arrangements                             (108,328)             (71,919)            (58,749)             (35,752)
   Deferred service arrangement obligations                    (1,200)             (11,400)               (600)              (7,950)
                                                     -----------------   ------------------   -----------------    -----------------
Deferred revenue at end of period                           1,486,800            1,598,241           1,486,800            1,598,241
   Less: current portion                                    1,067,069            1,289,289           1,067,069            1,289,289
                                                     -----------------   ------------------   -----------------    -----------------
Long-term deferred revenue at end of period                 $ 419,731            $ 308,952           $ 419,731            $ 308,952
                                                     =================   ==================   =================    =================

NOTE G - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction has been deferred and is being amortized to income ratably over the term of the lease. At November 30, 2008 the unamortized deferred gain of $195,232 is shown as "Deferred gain on sale of building" in the Company's consolidated condensed balance sheet. The short-term portion of $53,245 is shown in current liabilities and the long-term portion of $141,987 is in long-term liabilities. The amount recognized as a gain in the first six months of fiscal 2009 was $26,623.

NOTE H - WARRANTY LIABILITY

     The changes in the  Company's  product  warranty  liability are as follows:

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008

                                                                Six Months Ended November 30,        Three Months Ended November 30,
                                                           --------------------------------------    -------------------------------
                                                                  2008                 2007                 2008             2007
                                                           -----------------    -----------------    -----------------   -----------
Warranty liability at the beginning of the period           $     17,250          $    15,750          $    23,500         $ 30,000
   Expense for new warranties issued                              42,000               33,000               24,000            9,000
   Warranty claims                                               (26,000)             (17,750)             (14,250)         (12,500)
                                                           -----------------    -----------------    -----------------   -----------
Warranty liability at the end of the period                       33,250               31,000               33,250           26,500
                                                           -----------------    -----------------    -----------------   -----------
Long-term warranty liability at the end of the period       $          -          $         -          $         -         $      -
                                                           =================    =================    =================   ===========

NOTE I - RELATED-PARTY TRANSACTIONS

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns. Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data, an affiliate of Kerns.

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the "Warrant"). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Jun Ma and Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On October 16, 2008 Mr. Jun Ma was appointed President and Chief Executive Officer of the Company. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data is now the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

     On November 20, 2008, the Company entered into an Amendment to the Distribution Agreement with Living Data to expand the territory covered in the Distribution Agreement to provide for exclusive distribution rights worldwide. In consideration for these rights, the Company agreed to issue Living Data 3,000,000 restricted shares of its common stock.

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

     During the six-month period ended November 30, 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $505,000 from Living Data. Payment terms on certain purchases leave a balance of $20,000 in due to related party-long term portion and $240,000 in due to related party-current portion on the accompanying balance sheet. In addition, Living Data purchased $3,162 worth of ECP therapy system components from the Company.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2008

     During the six-month period ended November 30, 2008, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During the six-month period ended November 30, 2008, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data may be used by the Company to provide customers with clinical training and technical service. The Company was charged $3,900 for the services of the clinical applications support specialist and $2,700 for the services of the service engineer during the six-month period ended November 30, 2008.

NOTE J - INCOME TAXES

     During the six-month period ended November 30, 2008 and August 31, 2007, state income taxes were $7,500 and $10,447, respectively.

     As of November 30, 2008, the recorded deferred tax assets were $20,095,252, reflecting a $275,900 increase during the first six months of fiscal 2009. The deferred tax assets were offset by a valuation allowance of the same amount. Ultimate realization of any or all of the deferred tax assets is not assured, due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carryforward period. Management has concluded that, based upon the weight of available evidence, it was "more likely than not" that the net deferred tax asset would not be realized.

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007, we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

        For the years ended:
        May 31, 2009                           $     72,081
        May 31, 2010                                148,488
        May 31, 2011                                154,427
        May 31, 2012                                160,604
        May 31, 2013                                 40,541
                                             ------------------
        Total                                  $    576,141
                                             ==================

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

General Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack,
(MI)) and cardiogenic shock. The EECP(R) therapy is a non-invasive, outpatient treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps to restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and reduces oxygen demand, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's enhanced external counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

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

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Market Overview

     Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 2.4 million lives in the United States in 2005 and was responsible for 1 of every 5 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2009 Update (2009 Update). Approximately 80 million Americans suffer from some form of cardiovascular disease. Among these, 16.8 million have coronary heart disease (CHD).

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are mostly limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is refractory angina symptoms.

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

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limit reimbursement for EECP(R) therapy to

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

patients who do not adequately respond to or are not amenable to medical therapy and are not readily amenable to invasive therapy. As a result, an important element ofour strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-KSB for a more detailed discussion of reimbursement issues.

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

     According to the 2009 Update, in 2005 approximately 3.2 million men and 2.5 million women in the United States had CHF and about 670,000 new cases of the disease occur each year. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated cost to the health care system in 2005 in the United States of $37.2 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP(R) therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP(R) Patient Registry(TM) (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP(R) also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP(R) therapy.

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

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

primary indication for treatment with EECP(R) therapy is refractory angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we intend to continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

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

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at November 30, 2008.

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

     We have adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. As a result of adopting SFAS No. 151, we absorbed approximately $73,000 more in fixed production overhead into inventory during the first six months of fiscal year 2009 as compared to the same period in fiscal 2008.

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

Results of Operations

Three Months Ended November 30, 2008 and 2007

     Net revenue from sales, leases and service of our EECP(R) systems for the three months ended November 30, 2008 and 2007, was $1,158,825 and $1,387,815, respectively, which represented a decrease of $228,990, or 17%. We reported a net loss attributable to common stockholders of $267,244 and $64,063 for the second quarter of fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to a decrease in service related revenues compared to the same period of the prior year.

Revenues

     Revenue from equipment sales decreased approximately 2% to $588,298 for the three-month period ended November 30, 2008 as compared to $597,292 for the same period in the prior year. The decrease in equipment sales is due primarily to a 13% decrease in the average blended per unit sale price offset by a slight increase in the number of equipment shipments.

     We believe the decline in the sales price per unit reflects weakened domestic demand in the refractory angina market as existing capacity is more fully utilized, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the second quarter of fiscal 2009 increased approximately 13% compared to the same three-month period in the prior year reflecting increased sales volume. We believe this reflects an expansion of our international market.

     Our revenue from equipment rental and services decreased 28% to $570,527 in the second quarter of fiscal 2009 from $790,543 in the second quarter of fiscal year 2008. Revenue from equipment rental and services represented 49% of total revenue in the second quarter of fiscal 2009 and 57% in the same quarter of fiscal 2008. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit declined to $535,764, or 46% of revenues, for the second quarter of fiscal 2009 compared to $651,775, or 47% of revenues, for the same quarter of fiscal 2008. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2009 and 2008 were $685,384, or 59% of revenues, and $642,138, or 46% of revenues, respectively, reflecting an increase of $43,246 or approximately 7%. The increase in SG&A expenditures in the second quarter of fiscal 2009 resulted primarily from increased direct expenditures in sales and marketing. Administrative expenses decreased as a result of decreased expenditures in wages and benefits, professional fees, and insurance expenses.

     During the second quarter of fiscal 2009 and 2008, there were no changes in the Company's provision for doubtful accounts.

Research and Development

     Research and development ("R&D") expenses of $147,607, or 13% of revenues, for the second quarter of fiscal 2009 increased by $41,780, or 39%, from $105,827, or 8% of revenues, for the second quarter of fiscal 2008. The increase is primarily attributable to an increase in expenses paid to fund clinical research studies, and product development costs, offset by a decrease in regulatory affairs expenses.

Interest and Other Income, Net

     Interest and other income for the second quarter of 2009 and 2008, were $20,523 and $22,967, respectively. Interest income reflects interest earned on the Company's cash balances.

Recognition of Deferred Gain on Sale of Building

     The recognition of deferred gain on sale of building for the second quarter of 2009 and 2008, were $13,312 and $13,311, respectively. The gain resulted from the Company's sale-leaseback of its facility. See Note G.

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense, Net

     During the second quarter of fiscal 2009 and 2008, we recorded a provision for income taxes of $3,852 and $4,151, respectively.

     As of November 30, 2008, the recorded deferred tax assets were $20,095,252, reflecting an increase of $93,400 during the second quarter of fiscal 2009, which was offset by a valuation allowance of the same amount.

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

Six Months Ended November 30, 2008 and 2007

     Net revenue from sales, leases and service of our EECP(R) systems for the six months ended November 30, 2008 and 2007, was $2,470,546 and $2,727,891,
respectively, which represented a decrease of $257,345, or 9%. We reported a net loss attributable to common stockholders of $817,215 and $82,848 for the first six months of fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to increases in our operating expenses, and decreases in revenue from the comparative prior period.

Revenues

     Revenue from equipment sales increased $154,254, or approximately 14% to $1,244,794 for the six-month period ended November 30, 2008 as compared to $1,090,540 for the same period in the prior year. The increase in equipment sales is due primarily to a 23% increase in the number of equipment shipments offset by a moderate decrease in the average blended per unit sale price.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the first six months of fiscal 2009 increased approximately 37% compared to the same six-month period in the prior year reflecting increased sales volume. We believe this reflects an expansion of our international market.

     Our revenue from equipment rental and services decreased 26% to $1,225,752 in the first six months of fiscal 2009 from $1,637,351 in the first six months of fiscal year 2008. Revenue from equipment rental and services represented 50% of total revenue in the first six months of fiscal 2009 and 60% in the same quarters of fiscal 2008. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit declined to $1,036,326, or 42% of revenues, for the first six months of fiscal 2009 compared to $1,336,514, or 49% of revenues, for the same period of fiscal 2008. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the first six months of fiscal 2009 and 2008 were $1,629,143, or 66% of revenues, and $1,200,294, or 44% of revenues, respectively, reflecting an increase of $428,849

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

or approximately 36%. The increase in SG&A expenditures in the first six months of fiscal 2009 resulted primarily from increased direct expenditures in sales and marketing. Administrative expenses increased as a result of increased expenditures in wages and benefits, professional fees, and corporate expenses.

     During the first six months of fiscal 2009 and 2008, there were no changes in the Company's provision for doubtful accounts.

Research and Development

     Research and development ("R&D") expenses of $279,954, or 11% of revenues, for the first six months of fiscal 2009 increased by $34,952, or 14%, from $245,002, or 9% of revenues, for the first six months of fiscal 2008. The increase is primarily attributable to an increase in expenses paid to fund clinical research studies, and product development costs.

Interest Expense and Financing Costs

     The Company had no interest expense and financing costs for the first six months of fiscal 2009 and $16,605 in the same period of 2008. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease is a direct result of the sale-leaseback agreements for the Company's headquarters and warehouse facility, which occurred during the first quarter of fiscal 2008

Interest and Other Income, Net

     Interest and other income for the first six months of 2009 and 2008, were $36,535 and $35,238, respectively. Interest income reflects interest earned on the Company's cash balances.

Recognition of Deferred Gain on Sale of Building

     The recognition of deferred gain on sale of building for the first six months of 2009 and 2008, were $26,623 and $17,748, respectively. The gain resulted from the Company's sale-leaseback of its facility. See Note G.

Income Tax Expense, Net

     During the first six months of fiscal 2009 and 2008, we recorded a provision for income taxes of $7,602 and $10,447, respectively.

     As of November 30, 2008, the recorded deferred tax assets were $20,095,252, reflecting an increase of $275,900 during the first six months of fiscal 2009, which was offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Flow

     We have financed our operations primarily from working capital, a private equity financing, and by the sale of our facility under a leaseback agreement. At November 30, 2008, we had cash and cash equivalents of $1,873,689 and working capital of $2,104,636 compared to cash and cash equivalents of $2,653,999 and working capital of $2,851,901 at May 31, 2008.

     Cash used in operating activities was $770,872 during the first six months of fiscal 2009, which consisted of a net cash loss after adjustments of $600,414 and cash used by operating assets and liabilities of $170,458. The changes in the accounts balances primarily reflects increases in inventory of $145,351, including $95,921 of inventories transferred to property and equipment, and other current assets of $46,333, a decrease in accounts payable, accrued expenses, and other current liabilities of $387,422, and a decrease in other liabilities of $65,877 which were primarily offset by a decrease in accounts receivable of $214,525 and due to related party of $260,000. Net accounts receivable were 20% of revenues for the six-month period ended November 30, 2008, as compared to 32% for the six-month period ended November 30, 2007, and accounts receivable turnover was 6 times for the six months ended November 30, 2008 and November 30, 2007.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) therapy system products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the six-month periods ended November 30, 2008 and 2007, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) therapy program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used net cash of $9,438 for the purchase of fixed assets during the six-month period ended November 30, 2008.

     The Company had no financing activities during the six-month period ended November 30, 2008.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2008.

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                                             Due thru         Due thru          Due thru
                                          12/1/2008 and     12/1/2009 and    12/1/2011 and         Due
                                Total       11/30/2009       11/30/2011        11/30/2013       Thereafter
                              --------------------------------------------------------------------------------
Operating Leases               $ 576,141        $ 145,604         $ 308,914        $ 121,623      $     -
Due to related party             260,000          240,000            20,000                -            -
                              --------------------------------------------------------------------------------
Total Contractual Cash
 Obligations                   $ 836,141        $ 385,604         $ 328,914        $ 121,623      $     -
                              ================================================================================

Liquidity

     During the first quarter of fiscal 2008, events took place that allowed us to raise additional capital through a private equity financing and by the sale of our facility under a leaseback agreement. See Note A for details of these events.

     Based on our current operations and the amounts received from the transactions described in Note A, we believe that we have sufficient working capital to continue our operations through at least November 30, 2009.

Effects of Current Economic Conditions

     We do not believe that the current lack of credit available in the market will have an impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries


     ITEM 3. - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accountant, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Accountant concluded that, as of November 30, 2008, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended November, 2008 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       Vasomedical, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS:


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


                                             VASOMEDICAL, INC.

                                    By:      /s/ Jun Ma
                                             -----------------------------------
                                             Jun Ma
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

                                             /s/ Dave Singh
                                             -----------------------------------
                                             Dave Singh
                                             Chief Accountant

Date:  January 14, 2009