Form 10-Q
period 2009-02-28
VASOMEDICAL INC
filed 2009-04-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2009

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

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]
                         Smaller Reporting Company [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]    No  [X]
                                             ---         --

Number of Shares Outstanding of Common Stock, $.001 Par Value, at April 10, 2009 99,843,004

Vasomedical, Inc. and Subsidiaries


                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Condensed Balance Sheets as of
                    February 28, 2009 and May 31, 2008                         3

                 Consolidated Condensed Statements of Operations for the
                    Nine and Three Months Ended February 28, 2009 and
                    February 29 2008                                           4

                 Consolidated Condensed Statements of Cash Flows for the
                    Nine Months Ended February 28, 2009, and February 29,
                    2008                                                       5


                 Notes to Consolidated Condensed Financial Statements          6

        Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    13

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk   23

        Item 4T - Controls and Procedures                                     23

PART II - OTHER INFORMATION

        Item 1A - Risk Factors                                                24

        Item 6 - Exhibits                                                     24

ITEM 1.  FINANCIAL STATEMENTS
                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   February 28, 2009            May 31, 2008
                                                                                  ---------------------       ------------------
                                    ASSETS                                            (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                                 $ 997,592              $ 2,653,999
   Short-term investment                                                                       299,074                        -
   Accounts receivable, net of an allowance for doubtful accounts of
     $101,453 at February 28, 2009, and $270,183 at May 31, 2008                               684,657                  717,849
   Inventories, net                                                                          1,645,922                1,652,678
   Other current assets                                                                        153,988                   58,933
                                                                                  ---------------------       ------------------
      Total current assets                                                                   3,781,233                5,083,459

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $1,882,625 at February 28, 2009, and $2,178,566 at May 31, 2008                             144,703                   57,170
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $182,392 at February 28, 2009, and  $101,775 at May 31, 2008                               386,484                  407,101
OTHER ASSETS                                                                                   190,058                  213,336
                                                                                  ---------------------       ------------------
                                                                                           $ 4,502,478              $ 5,761,066
                                                                                  =====================       ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                     $ 594,277                $ 822,244
   Sales tax payable                                                                           134,202                  149,304
   Deferred revenue - current portion                                                        1,046,664                1,132,445
   Deferred gain on sale-leaseback of building - current portion                                53,245                   53,245
   Accrued professional fees                                                                    41,200                   74,320
   Due to related parties                                                                      200,000                        -
                                                                                  ---------------------       ------------------
     Total current liabilities                                                               2,069,588                2,231,558
                                                                                  ---------------------       ------------------

LONG-TERM LIABILITIES
   Deferred revenue                                                                            396,437                  485,608
   Accrued rent expense                                                                         14,541                    8,656
   Deferred gain on sale-leaseback of building                                                 128,676                  168,610
   Other long-term liabilities                                                                  11,900                        -
                                                                                  ---------------------       ------------------
     Total long term liabilities                                                               551,554                  662,874
                                                                                  ---------------------       ------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued                                                                                    -                        -
   Common stock, $.001 par value; 200,000,000 shares authorized;
     98,943,004 shares at February 28, 2009, and 93,768,004 at
      May 31, 2008, issued and outstanding                                                      98,943                   93,768
   Additional paid-in capital                                                               48,264,612               48,068,432
   Accumulated deficit                                                                     (46,482,219)             (45,295,566)
                                                                                  ---------------------       ------------------
     Total stockholders' equity                                                              1,881,336                2,866,634
                                                                                  ---------------------       ------------------
                                                                                           $ 4,502,478              $ 5,761,066
                                                                                  =====================       ==================

The accompanying notes are an integral part of these consolidated condensed financial statements

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine months       Nine months        Three months      Three months
                                                    ended February    ended February     ended February     ended February
                                                          28,               29,                28,                29,
                                                         2009              2008               2009               2008
                                                    ---------------   ----------------   ---------------    ---------------
Revenues
  Equipment sales                                     $ 1,742,093       $ 1,517,985         $ 497,299          $ 427,445
  Equipment rentals and services                        1,717,770         2,397,600           492,018            760,249
                                                    ---------------   ----------------   ---------------    ---------------
     Total revenues                                     3,459,863         3,915,585           989,317          1,187,694
                                                    ---------------   ----------------   ---------------    ---------------

Cost of Sales and Services
  Cost of sales, equipment                              1,245,601         1,174,214           354,256            409,160
  Cost of equipment rentals and services                  769,525           873,411           226,650            247,088
                                                    ---------------   ----------------   ---------------    ---------------
     Total cost of sales and services                   2,015,126         2,047,625           580,906            656,248
                                                    ---------------   ----------------   ---------------    ---------------
Gross profit                                            1,444,737         1,867,960           408,411            531,446
                                                    ---------------   ----------------   ---------------    ---------------

Operating Expenses
  Selling, general and administrative                   2,297,189         1,932,645           668,046            732,351
  Research and development                                415,108           362,315           135,154            117,313
                                                    ---------------   ----------------   ---------------    ---------------
     Total operating expenses                           2,712,297         2,294,960           803,200            849,664
                                                    ---------------   ----------------   ---------------    ---------------
Loss from operations                                   (1,267,560)         (427,000)         (394,789)          (318,218)
                                                    ---------------   ----------------   ---------------    ---------------

Other Income (Expenses)
  Interest and financing costs                                  -           (16,605)                -                  -
  Interest and other income, net                           48,670            47,513            12,135             12,275
  Amortization of deferred gain on
     sale-leaseback of building                            39,934            31,060            13,311             13,312
                                                    ---------------   ----------------   ---------------    ---------------
     Total other income, net                               88,604            61,968            25,446             25,587
                                                    ---------------   ----------------   ---------------    ---------------
Loss before income taxes                               (1,178,956)         (365,032)         (369,343)          (292,631)
  Income tax expense, net                                  (7,697)          (14,197)              (95)            (3,750)
                                                    ---------------   ----------------   ---------------    ---------------
Net loss applicable to common stockholders           $ (1,186,653)      $  (379,229)        $(369,438)        $ (296,381)
                                                    ===============   ================   ===============    ===============

Net loss per common share
     - basic and diluted                             $      (0.01)      $     (0.00)        $   (0.00)        $    (0.00)
                                                    ===============   ================   ===============    ===============

Weighted average common shares outstanding
     - basic and diluted                               95,468,923        91,687,349        97,931,768         93,761,337
                                                    ===============   ================   ===============    ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months         Nine Months
                                                                                    Ended February      Ended February
                                                                                          28,                 29,
                                                                                   -----------------   -----------------
                                                                                         2009                2008
                                                                                   -----------------   -----------------
  Cash flows used in operating activities
   Net loss                                                                            $ (1,186,653)         $ (379,229)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation and amortization of property and equipment                                 74,939             149,582
     Amortization of deferred gain on sale-leaseback of building                            (39,934)            (31,060)
     Provision for doubtful accounts                                                              -             (27,524)
     Amortization of deferred distributor costs                                              80,617              76,333
     Expenses paid for distributor agreement                                                      -             (40,490)
     Stock-based compensation                                                               141,357              81,414
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                             33,192             (16,645)
        Inventories, net                                                                   (110,222)            468,248
        Other current assets                                                                (95,055)            (80,487)
        Accounts payable, deferred revenue accrued expenses and other
          current liabilities                                                              (356,085)           (210,119)
        Other liabilities                                                                   (89,175)            (90,643)
        Due to related party                                                                200,000                   -
                                                                                   -----------------   -----------------
   Net cash used in operating activities                                                 (1,347,019)           (100,620)
                                                                                   -----------------   -----------------
   Cash flows provided by (used in) investing activities
        Proceeds from the building sale-leaseback                                                 -           1,400,000
        Expenses paid for sale-leaseback of building                                              -             (89,143)
        Purchases of property and equipment                                                 (10,314)                  -
        Purchases of short-term investments                                                (299,074)                  -
                                                                                   -----------------   -----------------
   Net cash provided by (used in) investing activities                                     (309,388)          1,310,857
                                                                                   -----------------   -----------------

   Cash flows provided by financing activities
        Payments on long term debt and notes payable                                              -            (851,015)
        Proceeds from Securities Purchase agreement                                               -           1,500,000
        Expenses paid in relation to Securities Purchase Agreement                                -            (124,110)
                                                                                   -----------------   -----------------
   Net cash provided by financing activities                                                      -             524,875
                                                                                   -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,656,407)          1,735,112
                                                                                   -----------------   -----------------
   Cash and cash equivalents - beginning of period                                        2,653,999             850,288
                                                                                   -----------------   -----------------
   Cash and cash equivalents - end of period                                              $ 997,592         $ 2,585,400
                                                                                   =================   =================

Non-cash investing and financing activities were as follows:
   Inventories transferred to property and equipment, attributable
     to operating leases, net                                                             $ 116,978            $ 14,672
                                                                                   =================   =================
   Common stock issued for distribution agreement                                          $ 60,000           $ 468,386
                                                                                   =================   =================

The accompanying notes are an integral part of these consolidated condensed financial statements

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009

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

NOTE B - BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

     The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America ("U.S.GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended May 31, 2008, as filed with the SEC on Form 10-K. These consolidated condensed financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated condensed financial statements, the disclosure of contingent assets and liabilities in the consolidated condensed financial statements and the accompanying notes, and the reported amounts of revenue and expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ third party experts to assist in the Company's evaluations.

NOTE C - LIQUIDITY

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. By engaging in restructurings the Company has reduced personnel costs. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and generate sales by offering potential customers extended payment terms on our EECP(R) therapy systems.

     During the first quarter of fiscal year 2008, we raised capital through a private equity financing and by the sale of our facility under a leaseback agreement.

     o On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (Living Data), an affiliate of Kerns.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


          We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for an aggregate of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives of Kerns. In furtherance thereof, Jun Ma and Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On October 16, 2008, Mr. Jun Ma was appointed President and Chief Executive Officer of the Company. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew(R) ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data is now the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     On November 20, 2008, the Company entered into an Amendment to the Distribution Agreement with Living Data to expand the territory covered in the Distribution Agreement to provide for exclusive distribution rights worldwide. In consideration for these rights, the Company agreed to issue Living Data 3,000,000 restricted shares of its common stock having a fair market value of $60,000 at time of issue.

NOTE D - STOCK-BASED COMPENSATION

     The Company complies with Statement of Financial Standards No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123 (R)"), SFAS No. 123(R) requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

     During the nine-month period ended February 28, 2009, the Company's Board of Directors did not grant any non-qualified stock options.

     During the nine-month period ended February 28, 2009, the Company's Board of Directors granted 100,000 shares of common stock to one employee of the Company having a fair market value of $0.08 per share at the time of the respective grant.

     During the nine-month period ended February 28, 2009, the Company's Board of Directors granted 2,000,000 shares of common stock to eight outside directors of the Company having a fair market value of $0.06 per share at the time of the respective grant.

     During the nine-month period ended February 28, 2009, the Company's Board of Directors granted 75,000 shares of common stock to one outside director of the Company having a fair market value of $0.06 per share at the time of the respective grant.

     Stock-based compensation expense recognized under SFAS No. 123(R) was $141,357 and $81,414 for the nine months ended February 28, 2009 and February 29, 2008, respectively. These expenses are included in selling, general, and administrative in the consolidated condensed statements of operations. The stock

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


based compensation expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior and during such period. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of share-based awards. In addition, Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Share-based awards issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

NOTE E -LOSS PER COMMON SHARE

     Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock. However, since the company had net losses for all periods presented, diluted loss per common share is equal to basic loss per common share for those periods, as any potentially dilutive securities would become antidilutive.

     Basic and diluted losses per common share were less than $0.01 and $0.01 for the three and nine months ended February 28, 2009 and less than $0.01 for the three and nine months ended February 29, 2008.

     Stock options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the tree and nine months ended February 28, 2009 and February 29 2008, because the effect of their inclusion would be antidilutive.

                                   Three and Nine         Three and Nine
                                    Months Ended           Months Ended
                                    February 28,           February 29,
                                 ----------------------------------------
                                       2009                   2008
                                 ------------------     -----------------
Stock options                        4,847,977              5,886,710
Warrants                             6,540,252              6,540,252
                                 ------------------     -----------------
                                    11,388,229             12,426,962
                                 ==================     =================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


NOTE F - FAIR VALUE MEASUREMENTS

     The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.


     The following table presents information about the Company's assets and liabilities measured at fair value as of February 29, 2009:

                                           Quoted Prices         Significant
                                             in Active              Other           Significant          Balance
                                            Markets for          Observable         Unobservable          as of
                                         Identical Assets          Inputs              Inputs          February 28,
                                             (Level 1)            (Level 2)           (Level 3)            2009
                                        --------------------  ------------------  -----------------  ----------------
  Assets
    Cash equivalents invested in
    money market fund                        $ 313,751            $     -             $      -          $ 313,751

                                        --------------------  ------------------  -----------------  ----------------
                                             $ 313,751            $     -             $      -          $ 313,751
                                        ====================  ==================  =================  ================

     The fair values of the Company's cash equivalents unvested in money market fund are determined through market, observable and corroborated sources.

NOTE G - INVENTORIES

         Inventories, net of reserves, consist of the following:

     At February 28, 2009 and May 31, 2008, the Company had reserves for excess and obsolete inventory of $581,725 and $594,042, respectively.

                                          February 28, 2009           May 31, 2008
                                        ---------------------     ---------------------

   Raw materials                            $   758,352               $   936,035
   Work in process                              519,558                   603,925
   Finished goods                               368,012                   112,718
                                        ---------------------     ---------------------
                                            $ 1,645,922               $ 1,652,678
                                        =====================     =====================

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


NOTE H - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

                                                           Nine months          Nine months        Three months        Three months
                                                          ended February      ended February      ended February      ended February
                                                               28,                 29,                  28,                  29,
                                                              2009                2008                 2009                 2008
                                                        -----------------   ------------------   -----------------    --------------
Deferred revenue at the beginning of the period           $ 1,618,053          $ 1,756,352         $ 1,486,800          $ 1,598,241
Additions:
   Deferred extended service contracts                        926,241            1,334,506             293,348              427,067
   Deferred in-service and training                            27,500               30,000               5,000               12,500
   Deferred service arrangements                               93,000              143,750              22,500               63,750
   Deferred service arrangement obligations                       600                8,850                   -                1,050
Recognized as revenue:
   Deferred extended service contracts                     (1,046,066)          (1,575,282)           (313,848)            (497,751)
   Deferred in-service and training                           (27,500)             (17,500)             (2,500)              (7,500)
   Deferred service arrangements                             (146,327)            (110,796)            (46,999)             (38,877)
   Deferred service arrangement obligations                    (2,400)             (13,350)             (1,200)              (1,950)
                                                        -----------------   ------------------   -----------------    --------------
Deferred revenue at end of period                           1,443,101            1,556,530           1,443,101            1,556,530
   Less: current portion                                    1,046,664            1,177,547           1,046,664            1,177,547
                                                        -----------------   ------------------   -----------------    --------------
Long-term deferred revenue at end of period                 $ 396,437            $ 378,983           $ 396,437            $ 378,983
                                                        =================   ==================   =================    ==============

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

     On November 20, 2008, the Company entered into an Amendment to the Distribution Agreement with Living Data to expand the territory covered in the Distribution Agreement to provide for exclusive distribution rights worldwide. In consideration for these rights, the Company agreed to issue Living Data 3,000,000 restricted shares of its common stock having a fair market value of $60,000 at time of issue.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


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

     During the nine-month period ended February 28, 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data. Payment terms on certain purchases leave a balance of $200,000 in due to related party - current portion on the accompanying consolidated condensed balance sheet as of February 28, 2009. During the nine-month period ended February 29, 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000. In addition, during the nine-month periods ended February 28, 2009 and February 29, 2008, Living Data purchased $3,162, and $5,289 worth of ECP therapy system components from the Company, respectively.

     During the nine-month period ended February 28, 2009, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG (Holter) Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     During the nine-month period ended February 28, 2009, Living Data assigned to the Company all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions. The Company has also agreed to pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company intends to sell these systems in the United States and other countries subject to obtaining regulatory clearance.

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data may were used by the Company to provide customers with clinical training and technical service. The Company was charged $3,900 for the services of the clinical applications support specialist and $2,700 for the services of the service engineer during the nine-month period ended February 28, 2009.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                February 28, 2009


NOTE J - COMMITMENTS

Leases

     On August 15, 2007, we sold our facility under a five-year sale-leaseback agreement. Future rental payments under the operating lease are as follows:

For the years ended:

        May 31, 2009                      $     36,040
        May 31, 2010                           148,488
        May 31, 2011                           154,427
        May 31, 2012                           160,604
        May 31, 2013                            40,541
                                       ------------------
        Total                             $    540,100
                                       ==================

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

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

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. By engaging in restructurings the Company has reduced personnel costs. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and generate sales by offering potential customers extended payment terms on our EECP(R) therapy systems.

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

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are mostly limited to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and who, in the opinion of a cardiologist or cardiothoracic surgeon, are not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is refractory angina symptoms.

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

counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patients and many of the third-party payers follow Medicare guidelines, which limit reimbursement for EECP(R) therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-KSB for a more detailed discussion of reimbursement issues.

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

     On August 25, 2006 the results of the PEECH(TM) trial were initially published online by the Journal of the American College of Cardiology (JACC) and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

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

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a secondary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is refractory angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we intend to continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

     Certain of our accounting policies are deemed "critical," as they are both most important to the financial statement presentation and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2008, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

Fair Value Measurements

     Since May 31, 2008 the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective December 1, 2007. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

     In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

     Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

     Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

     Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Short-term Investments

     Since May 31, 2008 the Company has invested in six-month certificates of deposit. These investments are reported on the accompanying consolidated condensed balance sheet as "Short-term investment".

New Accounting Pronouncements

     See Footnote K, "Recently Issued Accounting Pronouncements Not Yet Effective" to our unaudited consolidated condensed financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.


Consolidated Results of Operations

Three Months Ended February 28, 2009 and February 29, 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the three months ended February 28, 2009 and February 29, 2008, was $989,317 and $1,187,694, respectively, which represented a decrease of $198,377, or 17%. We reported a net loss attributable to common stockholders of $369,438 and $296,381 for the third quarter of fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to a decrease in service related revenues compared to the same period of the prior year.

Revenues

     Revenue from equipment sales increased approximately 16% to $497,299 for the three-month period ended February 28, 2009 as compared to $427,445 for the same period in the prior year. The increase in equipment sales is due primarily to a 9% decrease in the average blended per unit sale price offset by a slight increase in the number of equipment shipments.

     We believe the decline in the sales price per unit reflects weakened domestic demand in the refractory angina market, coupled with increased direct and indirect competition. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the third quarter of fiscal 2009 increased approximately $348,895 compared to the same three-month period in the prior year reflecting increased sales volume. We believe this reflects an expansion of our international market.

     Our revenue from equipment rental and services decreased 35% to $492,018 in the third quarter of fiscal 2009 from $760,249 in the third quarter of fiscal year 2008. Revenue from equipment rental and services represented 50% of total revenue in the third quarter of fiscal 2009 and 64% in the same quarter of fiscal 2008. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit declined to $408,411, or 41% of revenues, for the third quarter of fiscal 2009 compared to $531,446, or 45% of revenues, for the same quarter of fiscal 2008. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2009 and 2008 were $668,046, or 68% of revenues, and $732,351, or 62%
of revenues, respectively, reflecting an decrease of $64,305 or approximately 9%. The decrease in SG&A expenditures in the third quarter of fiscal 2009 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses.

     During the third quarter of fiscal 2009 and 2008, there were no changes in the Company's provision for doubtful accounts. The dollar amount change in the provision is the result of bad debt that was written-off during the third quarter of fiscal year 2009.

Research and Development

     Research and development ("R&D") expenses of $135,154, or 14% of revenues, for the third quarter of fiscal 2009 increased by $17,841, or 15%, from $117,313, or 10% of revenues, for the third quarter of fiscal 2008. The increase is primarily attributable to an increase in expenses paid to fund clinical research studies, and product development costs, offset by a decrease in regulatory affairs expenses.

Interest and Other Income, Net

     Interest and other income for the third quarter of 2009 and 2008, were $12,135 and $12,275, respectively. Interest income reflects interest earned on the Company's cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for the third quarter of 2009 and 2008, were $13,311 and $13,312, respectively. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense

     During the third quarter of fiscal 2009 we did not record a provision for income taxes and The Company incurred an expense of $95. During the third quarter of fiscal 2008, we recorded a provision for income taxes of $3,750.

Nine Months Ended February 28, 2009 and February 29, 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the nine months ended February 28, 2009 and February 29, 2008, was $3,459,863 and $3,915,585, respectively, which represented a decrease of $455,722, or 12%. We reported a net loss attributable to common stockholders of $1,186,653 and $379,229 for the first nine months of fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to increases in our operating expenses, and decreases in revenue from the comparative prior period.

     Revenues Revenue from equipment sales increased $224,108, or approximately 15% to $1,742,093 for the nine-month period ended February 28, 2009 as compared to $1,517,985 for the same period in the prior year. The increase in equipment

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


sales is due primarily to a 23% increase in the number of equipment shipments offset by a moderate decrease in the average blended per unit sale price.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the first nine months of fiscal 2009 increased approximately 94% compared to the same nine-month period in the prior year reflecting increased sales volume. We believe this reflects an expansion of our international market.

     Our revenue from equipment rental and services decreased 28% to $1,717,770 in the first nine months of fiscal 2009 from $2,397,600 in the first nine months of fiscal year 2008. Revenue from equipment rental and services represented 50% of total revenue in the first nine months of fiscal 2009 and 61% in the same quarters of fiscal 2008. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sales, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit declined to $1,444,737, or 42% of revenues, for the first nine months of fiscal 2009 compared to $1,867,960, or 48% of revenues, for the same period of fiscal 2008. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 2009 and 2008 were $2,297,189, or 66% of revenues, and $1,932,645, or 49% of revenues, respectively, reflecting an increase of $364,544 or approximately 19%. The increase in SG&A expenditures in the first nine months of fiscal 2009 resulted primarily from increased direct expenditures in sales and marketing. Administrative expenses increased as a result of increased expenditures in professional fees, and corporate expenses.

     During the first nine months of fiscal 2009 there were no changes in the Company's provision for doubtful accounts. The dollar amount change in the provision is the result of bad debt that was written-off during the first nine months of fiscal year 2009. In the first nine months of fiscal 2008 we reversed the provision for doubtful accounts by $27,524.

Research and Development

     Research and development ("R&D") expenses of $415,108, or 12% of revenues, for the first nine months of fiscal 2009 increased by $52,793, or 15%, from $362,315, or 9% of revenues, for the first nine months of fiscal 2008. The increase is primarily attributable to an increase in expenses paid to fund clinical research studies, and product development costs.

Interest Expense and Financing Costs

     The Company had no interest expense and financing costs for the first nine months of fiscal 2009 and $16,605 in the same period of 2008. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease is a direct result of the sale-leaseback agreements for the Company's headquarters and warehouse facility, which occurred during the first quarter of fiscal 2008.

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Other Income, Net

     Interest and other income for the first nine months of 2009 and 2008, were $48,670 and $47,513, respectively. Interest income reflects interest earned on the Company's cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for the first nine months of 2009 and 2008, were $39,934 and $31,060, respectively. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense

     During the first nine months of fiscal 2009 and 2008, we recorded provision for income taxes of $7,697 and $14,197, respectively.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital, a private equity financing, and by the sale of our facility under a leaseback agreement. At February 28, 2009, we had cash and cash equivalents of $997,592 and working capital of $1,711,645 compared to cash and cash equivalents of $2,653,999 and working capital of $2,851,901 at May 31, 2008.

     Cash used in operating activities was $1,347,019 during the first nine months of fiscal 2009, which consisted of a net loss after non-cash adjustments of $929,674 and cash used by operating assets and liabilities of $417,345. The changes in the accounts balances primarily reflect increases in inventories of $110,222, including $116,978 of inventories transferred to property and equipment, and other current assets of $95,055, a decrease in accounts payable, accrued expenses, and other current liabilities of $356,085, and a decrease in other liabilities of $89,175 which were primarily offset by a decrease in accounts receivable of $33,192 and an increase in due to related party of $200,000. Net accounts receivable were 20% of revenues for the nine-month period ended February 28, 2009, as compared to 18% for the nine-month period ended February 29, 2008, and accounts receivable turnover was 5 times for the nine months ended February 28, 2009 and February 29, 2008.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) therapy system products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During the nine-month period ended February 28, 2009 there were no revenues generated from sales in which initial payment terms were greater than 90 days, and during the nine-month period February 29, 2008, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) therapy program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

                       Vasomedical, Inc. and Subsidiaries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Investing activities during the nine-month period ended February 28, 2009 was $309,388 and consisted of a purchase of six-month certificates of deposit for $299,074, and purchases of property and equipment of $10,314.

     The Company had no financing activities during the nine-month period ended February 28, 2009.

         The following table presents the Company's expected cash requirements for contractual obligations outstanding as of February 28, 2009.

                                             Due thru         Due thru          Due thru
                                           3/1/2009 and     3/1/2010 and      3/1/2012 and         Due
                                Total       2/28/2010         2/29/2012        2/28/2014        Thereafter
                              ----------------------------------------------------------------------------
   Operating Leases            $ 540,100     $ 147,046         $ 311,973         $ 81,082        $    -
                              ----------------------------------------------------------------------------
   Total Contractual Cash
      Obligations              $ 540,100     $ 147,046         $ 311,973         $ 81,082        $    -
                              ============================================================================

Liquidity

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. By engaging in restructurings the Company has reduced personnel costs. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and generate sales by offering potential customers extended payment terms on our EECP(R) therapy systems.

     Based on our current operations and the amounts received from the transactions described in Note C, we believe that we have sufficient working capital to continue our operations through at least February 28, 2010.

Effects of Current Economic Conditions

     We do not believe that the current lack of credit available in the market will have an impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries


         ITEM 3. - QUANITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISKS

     See Item 7A in the Company's 2008 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

         ITEM 4T. - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended February 28, 2009 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

     There have been no material changes in the most significant risk factors in the three months ended February 28, 2009 from those risk factor set forth in
Item 1A., "Risk Factors," to the Company's Annual Report on Form 10-K for the year ended May 31, 2008.

ITEM 6 - EXHIBITS:


Exhibits

31 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       Vasomedical, Inc. and Subsidiaries

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VASOMEDICAL, INC.

                                By:      /s/ Jun Ma
                                        ------------------------------------
                                             Jun Ma
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

                                         /s/ Tarachand Singh
                                        ------------------------------------
                                             Tarachand Singh
                                             Chief Financial Officer

Date:  April 14, 2009