Form 10-K
period 2009-05-31
VASOMEDICAL INC
filed 2009-08-21
CIK 839087

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2009

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

Common Stock, $.001 par value                              OTC:BB
-----------------------------          -----------------------------------------
    (Title of Class)                   Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The  aggregate  market  value  of  common  stock  held  by  non-affiliates   was
approximately $4,234,912 based on the closing sales price of the common stock as quoted on the OTC-BB on August 12, 2009.

At August 12, 2009, the number of shares outstanding of the issuer's common stock was 99,843,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held in September 2009, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      {THIS PAGE LEFT INTENTIONALLY BLANK}

                                VASOMEDICAL, INC.
                               INDEX TO FORM 10-K

                                                                                                                Page

PART I............................................................................................................2
   ITEM 1 -BUSINESS...............................................................................................2
   ITEM 1A.- RISK FACTORS........................................................................................19
   ITEM 2 - PROPERTIES...........................................................................................25
   ITEM 3 - LEGAL PROCEEDINGS....................................................................................25
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................25
PART II..........................................................................................................25
   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            SECURITIES...........................................................................................25
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................26
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................36
   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................36
   ITEM 9A- CONTROLS AND PROCEDURES..............................................................................36
   ITEM 9A(T)- CONTROLS AND PROCEDURES...........................................................................37
   ITEM 9B - OTHER INFORMATION...................................................................................37
PART III.........................................................................................................37
PART IV..........................................................................................................38
   ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................................................38
SIGNATURES.......................................................................................................39
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1
   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................................................F-2
   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................................................F-3
   CONSOLIDATED BALANCE SHEETS..................................................................................F-4
   CONSOLIDATED STATEMENTS OF OPERATIONS........................................................................F-5
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................................................F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................................F-7
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS ........................................................F-8

                                     PART I

ITEM 1 -BUSINESS

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


General Overview


     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy is a non-invasive, outpatient treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and reduces oxygen demand, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's Enhanced External
Counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited mostly to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc., are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is angina symptoms.

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. The Company has reduced personnel costs by reorganization. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and to respond to customers requests for flexible payment terms on our EECP(R) therapy systems.

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

     The cardinal symptom of stable CAD is anginal chest pain or equivalent symptoms, such as exertional dyspnea or fatigue. Angina is uncomfortable pressure, fullness, squeezing or pain, usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm, and shortness of breath and fatigue. Often the patient suffers not only from the discomfort of the symptom itself but also from the accompanying limitations on activities and the associated anxiety that the symptoms may produce. Uncertainty about prognosis may be an additional source of anxiety. For some patients, the predominant symptoms may be palpitations or syncope that is caused by arrhythmias or fatigue, edema, or orthopnea caused by heart failure. Episodes of angina occur when the heart's need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common trigger, but not the only one for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

     There are approximately 6.4 million angina patients in the United States and our EECP(R) therapy currently competes with other technologies in the market for approximately 100,000 to 150,000 new refractory angina patients annually who do not adequately respond to or are not amenable to medical and surgical therapy and have the potential to meet the guidelines for reimbursement of EECP(R) therapy. Most angina patients are treated with medications, including beta blockers to slow and protect the heart, and vasodilators which are often prescribed to increase blood flow to the coronary arteries. When drugs fail or inadequately correct the problem, the patients are considered unresponsive to medical therapy. Most angina patients are readily amenable to invasive revascularization procedures such as angioplasty and coronary stent placement, as well as coronary artery bypass grafting (CABG). However, there are approximately 100,000 to 150,000 angina patients each year whose angina cannot be stopped by medication and they are no longer readily amenable to palliative invasive procedures.

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 39 million beneficiaries, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patient, and many of the balance are covered by third-party payers. Medicare guidelines, limit reimbursement for

EECP(R) therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-K for a more detailed discussion of reimbursement issues.

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

     On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion that the evidence was not adequate to support an extension of coverage.

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

     In the November-December 2006 issue of the journal Congestive Heart Failure, a second report of results from the PEECH(TM) trial was published, focusing on the results of a prespecified subgroup analysis in trial patients age 65 and over. This analysis demonstrated a statistically positive response on both co-primary endpoints of the trial in patients receiving EECP(R) therapy versus those who did not, i.e. a significantly larger proportion of patients undergoing EECP(R) therapy met or exceeded prespecified thresholds of improvement in exercise duration and peak oxygen consumption. Moreover, the patients age 65 and older who received EECP(R) therapy demonstrated the greatest differences in exercise duration, peak oxygen consumption and functional class (symptom status) compared with those who did not receive EECP(R) therapy.

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

     While not all of the precise scientific means by which EECP(R) therapy achieves its long-term beneficial effects have been explained, there is evidence to suggest that the EECP(R) therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels. The recruitment of new arteries known as "collateral blood vessels" bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that are receiving an inadequate supply of blood. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to insure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body's organs and tissues and as a result the required workload of the heart.

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

Other studies and publications

     A search on the term "external counterpulsation" of the PubMed database available through the National Library of Medicine conducted on August 14, 2009, identified two-hundred-fifty-four (254) citations of articles published in the medical scientific literature, including 28 review articles. Over 95% of these publications have reported results in patients with chronic stable angina and/or heart failure treated with EECP(R) therapy, while others have reported use of the device in other cardiovascular or non-cardiovascular indications. With only a few exceptions, these reports are generated using Vasomedical EECP(R) therapy systems and equipment. In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating that EECP(R) therapy can provide benefit to appropriate patients in the following ways:

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

Strategic Objectives

    Our short-and long-term plans are to:

     a) Maintain our cost structure alignment with current revenues in the short term by:
          i) continuing to monitor, reduce, or eliminate spending on all but critical new product development and clinical research projects,
          ii) focusing on rebuilding our revenue base through supporting our direct sales effort and expanding our use of independent sales representatives, and
          iii) maintaining tight cost control on all areas of personnel cost and spending.
     b) Pursue possible strategic investments and creative partnerships with others who have distinctive competencies or delivery capabilities for serving the cardiovascular and disease management marketplace, as opportunities become available.
     c) Increase market penetration in the domestic reimbursable user base for EECP(R) therapy by:
          i) expanding reimbursement to include coverage for the treatment of ischemic NYHA Class II and III CHF patients,
          ii) marketing directly to third-party payers to increase third-party reimbursement, and
          iii) expanding reimbursement coverage in the angina market to include patients with CCS Class II angina.
     d)   Increase the clinical and scientific  understanding of EECP(R) therapy by:
          i) resubmitting data to insurers, including Medicare, for favorable coverage policies;
          ii) continuing to support on a limited basis academic reference centers in the United States and overseas in order to accelerate the growth and prestige of EECP(R) therapy and
     e) Increase awareness of the benefits of the EECP(R) therapy in the medical community by:
          i) developing campaigns to market the benefits of EECP(R) therapy directly to clinicians, third-party payers and patients;
          ii) engaging in educational campaigns for providers and medical directors of third-party insurers designed to highlight the cost-effectiveness and quality-of-life advantages of EECP(R) therapy; and
          iii) continuing the development of EECP(R) therapy in certain international markets, principally through the expansion of our distribution network and obtaining of reimbursement approvals.
     f) Maintain development efforts to improve the EECP(R) system and expand its intellectual property estate.

     These listed strategic objectives are forward-looking statements. We review, modify and change our strategic objectives from time to time based upon changing business conditions. There can be no assurance that we will be able to achieve our strategic objectives and even if these results are achieved risks and uncertainties could cause actual results to differ materially from anticipated results. To a large extent, limited financial resource availability reduces our ability to achieve these strategic objectives. Please see the section of this Form 10-K entitled "Risk Factors" for a description of certain risks, among others that may cause our actual results to vary from the forward-looking statements.

Sales and Marketing

Domestic Operations

     We sell EECP(R) therapy systems to treatment providers such as hospitals, clinics and physician private practices in the United States through a direct and indirect sales force. Our sales force has consisted of a combination of employees and independent sales representatives managed by a vice president of sales, and the national sales director, along with in-house administrative support.

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

International Operations

     We distribute our product internationally through a network of independent distributors. It has generally been our policy to appoint distributors with exclusive marketing rights to EECP(R) therapy systems in their respective countries, in exchange for their commitment to meet the duties and responsibilities required of a distributor. Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards. Duties of the distributors include registering the product and obtaining any required regulatory or clinical approvals to support local registration or reimbursement for EECP(R) therapy.

     Revenues from international operations were 31% and 16% of total revenue for the fiscal years ended May 31, 2009 and 2008, respectively. Our international marketing activities include, among other things, assisting in obtaining national or third-party healthcare insurance reimbursement approval and participating in medical conferences to create greater awareness and acceptance of EECP(R) therapy by clinicians.

     International sales may be subject to certain risks, including export/import licenses, tariffs, and other trade regulations. However, tariff and trade policies, domestic and foreign tax and economic policies, currency exchange rate fluctuations and international monetary conditions have not significantly affected our business to date. In addition, there can be no assurance that we will be successful in maintaining our existing distribution agreements or entering into any additional distribution agreements, or that our international distributors will be successful in marketing EECP(R) therapy.

Competition

     Presently, we are aware of at least three direct competitors with an external counterpulsation device on the market. In addition, other companies have received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially in the marketplace. While we believe that these competitors' involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

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

Pervasive and Continuing FDA Regulation

     We are also subject to other FDA regulations that apply prior to and after a product is commercially released. These include current Good Manufacturing Practice (GMP) requirements set forth in FDA's Quality System Regulation (QSR), that require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of medical devices intended for commercial distribution in the United States. This regulation covers various areas including management and organization, device design, purchase and handling of components, production and process controls such as those related to buildings and equipment, packaging and labeling control, distribution, installation, complaint handling, corrective and preventive action, servicing, and records. We are subject to periodic inspection by the FDA for compliance with the GMP requirements and Quality System Regulation.

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

Foreign Regulation

     In most countries to which we seek to export the EECP(R) system, a local regulatory clearance must be obtained. The regulatory review process varies from country to country and can be complex, markings costly, uncertain, and time-consuming. Current Vasomedical EECP(R) systems are all CE marking certified for European Union countries as well as covered by our Health Canada license.

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

     The "ACC/AHA 2002 Guideline Update for the Management of Patients with Chronic Stable Angina" was issued in 2003. Comments on external counterpulsation appear in a section entitled "Recommendations for Alternative Therapies for Chronic Stable Angina in Patients Refractory to Medical Therapy Who Are Not Candidates for Percutaneous Intervention or Surgical Revascularization" and include a so-called Class IIb recommendation. ACC/AHA guideline classifications I, II and III are used to "provide final recommendations for both patient evaluation and therapy" and a Class IIb rating is defined as "Usefulness/efficacy is less well established by evidence/opinion".

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

     In summary, while evaluations of the use of EECP(R) therapy in patients with chronic angina and heart failure continue to appear in oral or poster presentations at major scientific meetings and in peer-reviewed publications each year, there continues to be skepticism in the cardiology community about its broader use. Additional evidence regarding the efficacy of EECP(R) therapy continues to appear, however the evidence may not be sufficient to warrant a modification of practice guidelines to a more favorable recommendation and increased acceptance by the medical community.


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

     The 2009 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility is approximately $150.04 and $102.23, respectively. Reimbursement rates vary throughout the country and range from $105 to $215 per hourly session. The 2008 national average payment rate per hourly session in the physician office setting and the hospital outpatient facility was approximately $156.15 and $109.47, respectively. Under the Medicare program, physician reimbursement of the provision of EECP(R) therapy is higher if the therapy is performed in a physician office setting as compared to a hospital outpatient facility in order to reflect higher costs associated with the physician office. Since January 2000, the national average payment rate has varied considerably. The initial national average payment rate for the physician office setting and the hospital outpatient facility in 2000 was approximately $130 and $112, respectively per hourly session. The average payment rate for the physician office setting climbed to $208 per treatment session in 2003 before being reduced approximately 37% in 2004 to $132 per treatment session. In 2005 the physician rate increased approximately 5% and remained unchanged in 2006.

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

     We will continue to educate the marketplace that EECP(R) therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc., are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP(R) therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria. Additionally, we will continue to pursue expansion of coverage for EECP(R) therapy with Medicare and other third-party payers as evidence of its clinical utility develops.

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

Patents and Trademarks

     We own thirteen US patents including eight utility and three design patents that expire at various times between 2009 and 2023. In addition, more than 20 foreign patents have been issued that expire at various times from 2009 to 2023. We are also planning to file other patent applications regarding specific enhancements to the current EECP(R) models, future generation products, and methods of treatment in the future. Moreover, trademarks have been registered for the names "EECP(R)" and "Natural Bypass".

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

Employees

     As of May 31, 2009, we employed 25 full-time persons with 5 in direct sales, sales and clinical applications support, 10 in manufacturing, quality control and technical service, 3 in marketing and customer support, 2 in engineering, regulatory and clinical research and 5 in administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

Manufacturing

     Under our Supplier Agreement with Living Data Technology Corporation dated June 21, 2007, Living Data is our exclusive supplier for the ECP therapy systems that we market under the registered trademark EECP(R). However, Vasomedical will continue the manufacturing operations to fulfill certain obligations and needs.

         Under the agreement with Living Data, we continue to manufacture products from our existing inventory, as well as other products, at our leased facility located in Westbury, New York.

ITEM 1A. RISK FACTORS

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

     We depend on suppliers for the supply of our ECP therapy systems.

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

     We are dependent on a limited number of key management and technical personnel. The loss of one or more of our key employees may harm our business if we are unable to identify other individuals to provide us with similar services. We do not maintain "key person" insurance on any of our employees. In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. We face competition in our recruiting activities and may not be able to attract or retain qualified personnel.

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

ITEM 2 - PROPERTIES

     We historically owned our 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590.

     On August 15, 2007, we sold our facility under a five-year leaseback agreement for $1.4 million. The net proceeds from the sale was approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease. The annual rental expense for the lease is approximately $144,200. We believe that our current facility is adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol VASO.OB. On May 26, 2006, our common stock ceased trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market and began trading on the NASD Pink Sheets. Effective June 20, 2006, our common stock began trading on the Over-the- Counter Bulletin Board (OTCBB). The number of record holders of common stock as of August 12, 2009, was approximately 1,050, which does not include approximately 14,930 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

                                Fiscal 2009                   Fiscal 2008
                            ------------------            -----------------
                            High         Low              High         Low
First Quarter               $0.10       $0.06             $0.19       $0.06
Second Quarter              $0.08       $0.02             $0.13       $0.06
Third Quarter               $0.03       $0.02             $0.10       $0.05
Fourth Quarter              $0.09       $0.02             $0.09       $0.07

     The last bid price of the Company's common stock on August 12, 2009, was $0.07 per share.

Dividend Policy

     We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

Entry Into A Material Definitive Agreement

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Dr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

     Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP(R) enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP(R) therapy is a non-invasive, outpatient treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart's workload and reduces oxygen demand, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow. We provide hospitals, clinics and physician private practices with EECP(R) equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP(R) is a registered trademark for Vasomedical's Enhanced External
Counterpulsation therapy and systems. For more information, visit www.vasomedical.com.

     We have FDA clearance to market our EECP(R) therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are limited mostly to the treatment of chronic stable angina and congestive heart failure. Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and not candidates for invasive procedures. Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP(R) therapy is angina symptoms.

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. The Company has reduced personnel costs by reorganization. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and to respond to customers requests for flexible payment terms on our EECP(R) therapy systems.

Results of Operations
Fiscal Years Ended May 31, 2009 and 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the fiscal years ended May 31, 2009 and 2008, was $4,471,186 and $5,182,768, respectively, which represented a decline of $711,582, or 14%. We reported a net loss attributable to common stockholders of $1,524,711 and $676,695 for fiscal 2009 and 2008, respectively. The increase in the net loss was primarily due to the increase in our operating expenses from the comparative prior period, combined with a decrease in revenue. Our net loss per basic and diluted common share was $0.02 for the fiscal year ended May 31, 2009 compared to a net loss of $0.01 per diluted common share for the fiscal year ended May 31, 2008.

Revenues

     Revenue from equipment sales increased approximately 6% to $2,219,729 for the fiscal year ended May 31, 2009 as compared to $2,087,365 for the prior year. The increase in equipment sales is due primarily to a 5% increase in the total number of units sold. The average sales price of EECP(R) systems decreased slightly. The number of unit sales for new and used equipment increased by approximately 73% within the international market and decreased by 32% within the domestic market.

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

     Our revenue from the sale of EECP(R) systems and related products to international distributors in fiscal 2009 increased approximately 67% to $1,392,401 compared to $835,546 in the prior year reflecting increased sales volume.

     Our revenue from equipment rental and services decreased 27% to $2,251,457 in fiscal 2009 from $3,095,403 in fiscal year 2008. Revenue from equipment rental and services represented 50% and 60% of total revenue in fiscal 2009 and 2008 respectively. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business compared to the prior fiscal year. The decline was also due to a decrease in the rental install base from the prior fiscal year ended May 31, 2008.

Gross Profit

     Gross profit in total declined to $1,905,370, or 43% of revenues for fiscal 2009 compared to $2,352,398 or 45% of revenues for fiscal 2008. The decline in total gross profit when compared to prior year in absolute dollars is principally due to lower service contract sales of $600,923 or 33% as compared to fiscal year 2008. For equipment sales in fiscal year 2009 there is an increase in gross profit in absolute dollars of $225,363 or 55% when compared to fiscal year 2008. This is due mainly to decreased manufacturing overhead costs.

     Gross profits are dependent on a number of factors, particularly the mix of EECP(R) models sold domestically and internationally and their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, service contract sales, and the ongoing costs of service, and certain fixed period costs, including facilities, payroll and insurance. Gross profit margins are generally less on non-domestic business due to the use of distributors resulting in lower selling prices. Consequently, the gross profit realized during the current period may not be indicative of future margins.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for fiscal 2009 and 2008 were $3,013,276, or 67% of revenues, and $2,626,045, or 51% of revenues, respectively, reflecting an increase of $387,231 or approximately 15%. The increase in SG&A expenditures in fiscal 2009 resulted primarily from increased direct expenditures of $191,853 due to increased corporate expenses, and Director's fees, offset by decreases in insurance and accounting fees. Marketing expenses increased $154,266 due to increased expenditures in personnel and their associated costs in the marketing and clinical application support areas, as well as associated travel, plus increased market research, product promotion, advertising, and trade show expenses. Sales expenses increased $41,112 as a result of increased expenditures in personnel and their associated costs.

     During fiscal 2009 the Company recorded a provision for doubtful accounts of $537 compared to fiscal 2008 when the Company reversed its provision for doubtful accounts by $42,837. The reversal of the provision is primarily a result of the fiscal 2008 decrease in accounts receivable balances in addition to the continuous efforts to ensure collection of accounts receivable.

Research and Development

     Research and development ("R&D") expenses of $519,509 or 12% of revenues for fiscal 2009 increased by $45,398, or 10%, from $474,111, or 9% of revenues for fiscal 2008. The increase is primarily attributable to more engineering consulting and associated expenditures and new product spending, offset by a slight decrease in spending on clinical trials.

Interest Expense and Financing Costs

     Interest expense and financing costs decreased to zero for fiscal 2009 from $16,616 for the prior year. Interest expense primarily reflects interest on loans secured to refinance the November 2000 purchase of the Company's headquarters and warehouse facility. The decrease is a direct result of the sale-leaseback agreements for the Company's headquarters and warehouse facility which occurred during the first quarter of fiscal 2008.

Interest and Other Income, Net

     Interest and other income for fiscal 2009 and 2008 were $55,334 and $61,083, respectively. Interest income primarily reflects interest earned on the Company's cash balances. Other income has been derived primarily from the liquidation of equipment and fixtures used in previously leased properties.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for fiscal 2009 and 2008 were $53,245 and $44,371, respectively. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense, Net

     During fiscal 2009 and 2008 we recorded a provision for income taxes of $5,875 and $18,045, respectively.

     As of May 31, 2009, the recorded deferred tax assets were $20,336,652, reflecting an increase of $517,300 during the fiscal year ended May 31, 2009, which was offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital and in fiscal years 2009 and 2008, from a private equity financing and by the sale of our facility under a leaseback agreement. At May 31, 2009, we had cash and cash equivalents and short-term investments in the form of certificates of deposit of $914,580 and working capital of $1,300,647 compared to cash and cash equivalents of $2,653,999 and working capital of $2,851,901 at May 31, 2008.

     Cash used in operating activities was $1,716,860 during fiscal 2009, which consisted of a net cash loss after adjustments of $1,180,039 and cash used by operating assets and liabilities of $536,821. The changes in the accounts balances primarily reflect a decrease in accounts receivable of $233,510, increased inventory of $180,441 and an increased in trade payable to related party of $260,000, offset by an increase in other assets of $119,278, and decreases in Accounts payable, deferred revenue, accrued expenses and other liabilities of $717,996, and an increase in Other liabilities of $7,384. Net accounts receivable were 15% of revenues for the period ended May 31, 2009, as compared to 14% for the period ended May 31, 2008, and accounts receivable turnover decreased to 6.5 times as of May 31, 2009, as compared to 7.1 times as of May 31, 2008.

     Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain "right of return" provisions. We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP(R) products in the US and internationally. Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers. Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable. During fiscal 2009 and 2008, there were no revenues generated from sales in which initial payment terms were greater than 90 days and we offered no sales-type leases during either period. In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer's credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP(R) program. As we are creating a new market for the EECP(R) therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

     Investing activities used cash of $393,082 during the fiscal year ended May 31, 2009, which represented investments on equipment of $22,559 and the purchase of short-term investments of $370,523. Investing activities during the fiscal year ended May 31, 2008, provided net cash of $1,310,857, which represented proceeds received from the building sale, net of related costs.

     Our financing activities provided net cash of $524,875 during the fiscal year ended May 31, 2008, reflecting proceeds, net of related expenses, of $1,375,890 from the Securities Purchase Agreement, which was offset by loan repayments on the building of $851,015.

Liquidity

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. The Company has reduced personnel costs by reorganization. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and to respond to customers requests for flexible payment terms on our EECP(R) therapy systems.

     Based on our current operations we believe that we have sufficient working capital to continue our operations through at least May 31, 2010.

Off-Balance Sheet Arrangements

     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 31, 2009, we are not involved in any unconsolidated SPES.

Related Party Transactions

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation, an affiliate of Kerns (Living Data).

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21, 428,572 shares of our common stock at $.07 per share, for an aggregate of $1,500,000 as well a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Mr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, have been appointed members of our Board of Directors. On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     As affiliates of Living Data and Kerns, Dr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data and Kerns, and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.

     During fiscal 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data. Payment terms on certain purchases leave a balance of $160,000 in Trade Payable to Related Party - current portion on the accompanying consolidated balance sheet as of May 31, 2009. In addition, during fiscal 2009, Living Data purchased $3,118, worth of ECP therapy system components from the Company.

     During fiscal 2009 Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China, that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. Vasomedical Inc., also must pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company will sell these systems in the United States and other countries now that regulatory clearance had been obtained.

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

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data may were used by the Company to provide customers with clinical training and technical service. The Company was charged $3,900 for the services of the clinical applications support specialist and $2,700 for the services of the service engineer during fiscal 2009.

Effects of Inflation

     We believe that inflation and changing prices over the past two years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2009, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2009.

Accounts Receivable, net

     The Company's accounts receivable are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they has in the past.

Inventories, net

     The Company values inventory at the lower of cost or estimated market, with cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) systems is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

     We comply with the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs", on a prospective basis. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

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

Net Loss per Common Share

     Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase shares of common stock are excluded from the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

     The Company also complies with the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 31, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Stock-based Employee Compensation

     The Company complies with Statement of Financial Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment"

     SFAS No. 123(R) requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values.

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

Recently Issued Accounting Pronouncements

     The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

     In December 2007, the Financial Accoutning Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

     In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP SFAS No. 107-1 and APB No. 28-1 on our financial position and results of operations.

     In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162 ("SFAS 168"). The statement confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A - CONTROLS AND PROCEDURES

Report on Disclosure Controls and Procedures

     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009 and have concluded that the Company's disclosure controls and procedures were effective as of May 31, 2009.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material affect on our financial statements would be detected or prevented on a timely basis.

     Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and those criteria, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of May 31, 2009. This annual report does not include an attestation report of the Company's Independent Registered Public Accounting Firm regarding internal control over financial reporting.

     This annual report does not include an attestation report of the Company's Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.


ITEM 9B - OTHER INFORMATION

      None.

                                    PART III

     The information required by Part III is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------
   (1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.
(b)  Exhibits
     --------
   (3) (a) Restated Certificate of Incorporation (2)
       (b) By-Laws (1)
   (4) (a) Specimen Certificate for Common Stock (1)
   (10 (a) 1995 Stock Option Plan (3)
       (b) Outside Director Stock Option Plan (3)
       (c) 1997 Stock Option Plan, as amended  (4)
       (d) 1999 Stock Option Plan, as amended  (5)
       (e) 2004 Stock Option/Stock Issuance Plan  (6)
       (f) Securities Purchase Agreement dated June 21, 2007 between Registrant and Kerns Manufacturing Corp. (7)
       (g) Form of Common Stock Purchase Warrant to dated June 21, 2007 (7)
       (h) Registration Rights Agreement dated June 21, 2007 between Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (7)
       (i) Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp and 180 Linden Realty LLC. (8)
       (j) Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant (8)
   (21)    Subsidiaries of the Registrant
                                                                Percentage
           Name                      State of Incorporation     Owned by Company
           ----                      ----------------------     ----------------
           Viromedics, Inc.                Delaware                   61%
           180 Linden Avenue Corp.         New York                  100%

   (23.1)  Consent of Rothstein Kass & Company, P.C.
   (23.2)  Consent of Miller, Ellin & Company, LLP
   (31)    Certification Reports pursuant to Securities Exchange Act Rule 13a -
           14
   (32) Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------
     (1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
     (2) Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
     (3)  Incorporated  by  reference  to Report on Form 8-K dated  January  24,
          1995.
     (4) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
     (5) Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
     (6) Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
     (7)  Incorporated by reference to Report on Form 8-K dated June 21, 2007.
     (8) Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of August 2009.

                                 VASOMEDICAL, INC.

                                 By: /s/ Jun Ma
                                     -------------------------------------------
                                         Jun Ma
                                         President, Chief Executive Officer, and
                                         Director
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 21, 2009, by the following persons in the capacities indicated:


 /s/ Jun Ma                                 President, Chief Executive Officer
 ----------------------------------         and Director (Principal Executive
Jun Ma                                      Officer)

/s/ Abraham E. Cohen                        Chairman of the Board
-----------------------------------
Abraham E. Cohen

/s/ John C. K. Hui                          Vice Chairman of the Board, Chief
-----------------------------------         Technology Officer
John C. K. Hui

/s/ Tarachand Singh                         Chief Financial Officer (Principal
-----------------------------------         Financial and Accounting Officer)
Tarachand Singh

/s/ Derek Enlander                          Director
-----------------------------------
Derek Enlander

/s/ Behnam Movaseghi                        Director
-----------------------------------
Behnam Movaseghi

/s/ Photios T. Paulson                      Director
-----------------------------------
Photios T. Paulson

/s/ Simon Srybnik                           Director
-----------------------------------
Simon Srybnik

/s/ Martin Zeiger                           Director
-----------------------------------
Martin Zeiger

                       Vasomedical, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the years ended May 31, 2009 and 2008

                                                                      Page
                                                                      ----
Report of Independent Registered Public Accounting Firm               F-2
Report of Independent Registered Public Accounting Firm               F-3

Financial Statements
         Consolidated Balance Sheets as of May 31, 2009 and 2008      F-4

         Consolidated Statements of Operations for the years ended
         May 31, 2009 and 2008                                        F-5

         Consolidated Statements of Changes in Stockholders' Equity
         for the years ended May 31, 2009 and 2008                    F-6

         Consolidated Statements of Cash Flows for the years ended
         May 31, 2009 and 2008                                        F-7

         Notes to Consolidated Financial Statements                   F-8 - F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Vasomedical, Inc

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries, (collectively, the "Company") as of May 31, 2009, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Rothstein, Kass & Company P.C.
Roseland, New Jersey
August 20, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
Vasomedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the "Company") as of May 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2008 and the consolidated results of their operations and their consolidated cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Miller, Ellin & Company, LLP
MILLER, ELLIN & COMPANY, LLP

New York, New York
August 20, 2008

                       Vasomedical, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                               May 31, 2009             May 31, 2008
                                                                          --------------------       -----------------
                                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $   544,057             $ 2,653,999
    Short-term investments, at fair value                                           370,523                       -
    Accounts receivable, net of an allowance for doubtful accounts of
      $94,973 at May 31, 2009, and $270,183 at May 31, 2008                         659,551                 717,849
    Inventories, net                                                              1,479,724               1,652,678
    Other current assets                                                            175,511                  58,933
                                                                          --------------------       -----------------
        Total current assets                                                      3,229,366               5,083,459

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,562,891 at May 31, 2009, and $2,178,566 at May 31, 2008                      180,409                  57,170
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $213,234 at May 31, 2009, and  $101,776 at May 31, 2008                         375,643                 407,101
OTHER ASSETS                                                                        178,332                 213,336
                                                                          --------------------       -----------------
                                                                                $ 3,963,750             $ 5,761,066
                                                                          ====================       =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                       $   504,773               $ 822,244
    Sales tax payable                                                               143,693                 149,304
    Deferred revenue - current portion                                              957,258               1,132,445
    Deferred gain on sale-leaseback of building - current portion                    53,245                  53,245
    Accrued professional fees                                                         9,750                  74,320
    Trade Payable to related parties                                                260,000                       -
                                                                          --------------------       -----------------
        Total current liabilities                                                 1,928,719               2,231,558
                                                                          --------------------       -----------------

LONG-TERM LIABILITIES
    Deferred revenue, less current portion                                          330,449                 485,608
    Accrued rent expense                                                             16,040                   8,656
    Deferred gain on sale-leaseback of building , net of current portion            115,365                 168,610
    Other long-term liabilities                                                      11,900                       -
                                                                          --------------------       -----------------
        Total long-term liabilities                                                 473,754                 662,874
                                                                          --------------------       -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued                                                                        -                       -
    Common stock, $.001 par value; 110,000,000 shares authorized;
       99,843,004 shares at May 31, 2009, and 93,768,004 at
       May 31, 2008, issued and outstanding                                          99,843                  93,768
    Additional paid-in capital                                                   48,281,711              48,068,432
    Accumulated deficit                                                         (46,820,277)            (45,295,566)
                                                                          --------------------       -----------------
       Total stockholders' equity                                                 1,561,277               2,866,634
                                                                          --------------------       -----------------
                                                                                $ 3,963,750             $ 5,761,066
                                                                          ====================       =================

   The accompanying notes are an integral part of these consolidated financial statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended May 31,
                                                    ----------------------------------
                                                         2009              2008
                                                    ---------------   ----------------
Revenues
  Equipment sales                                    $ 2,219,729        $ 2,087,365
  Equipment rentals and services                       2,251,457          3,095,403
                                                    ---------------   ----------------
    Total revenues                                     4,471,186          5,182,768
                                                    ---------------   ----------------

Cost of Sales and Services
  Cost of sales, equipment                             1,586,633         1,679,632
  Cost of equipment rentals and services                 979,183         1,150,738
                                                    ---------------   ----------------
    Total cost of sales and services                   2,565,816         2,830,370
                                                    ---------------   ----------------
Gross profit                                           1,905,370         2,352,398
                                                    ---------------   ----------------

Operating Expenses
  Selling, general and administrative                  3,013,276         2,626,045
  Research and development                               519,509           474,111
                                                    ---------------   ----------------
    Total operating expenses                           3,532,785         3,100,156
                                                    ---------------   ----------------
Loss from operations                                  (1,627,415)         (747,758)
                                                    ---------------   ----------------

Other Income (Expenses)
  Interest and financing costs                                 -           (16,616)
  Interest and other income, net                          55,334            61,083
  Amortization of deferred gain on
  sale-leaseback of building                              53,245            44,371
                                                    ---------------   ----------------
    Total other income (expense), net                    108,579            88,838
                                                    ---------------   ----------------

Loss before income taxes, net                         (1,518,836)         (658,920)
  Income tax expense, net                                 (5,875)          (18,045)
                                                    ---------------   ----------------
Net loss applicable to common stockholders           $(1,524,711)      $  (676,965)
                                                    ===============   ================

Net loss per common share
  - basic and diluted                                $     (0.02)      $     (0.01)
                                                    ===============   ================

Weighted average common shares outstanding
  - basic and diluted                                 99,556,191        92,211,788
                                                    ===============   ================

   The accompanying notes are an integral part of these consolidated financial statements.

                       Vasomedical, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Common Stock           Additional Paid-in       Accumulated         Total Stockholders'
                                  Shares           Amount         Capital                Deficit                Equity
                                ------------   ------------- -----------------     ------------------     ------------------
Balances at May 31, 2007        65,198,592      $  65,198     $   46,165,998         $ (44,618,601)          $  1,612,595
  Common stock and warrants
  (net of expenses incurred)
  issued pursuant to Securities
  Purchase Agreement            21,428,572         21,429          1,354,461                     -              1,375,890

  Common stock and warrants
  issued for Distribution and
  Supply agreement               6,990,840          6,991            461,395                     -                468,386
  Common stock issued to a
  Director                         150,000            150              8,850                     -                  9,000

  Stock based compensation               -              -             77,728                     -                 77,728

  Net-loss                               -              -                  -              (676,965)              (676,965)
                                ------------   ------------- -----------------     ------------------     ------------------
Balances at May 31, 2008        93,768,004         93,768         48,068,432           (45,295,566)             2,866,634

  Common stock issued
  pursuant to Distribution
  and Supply agreement           3,000,000          3,000             57,000                     -                 60,000

  Common stock issued to
  Directors for fiscal year
  2008 compensation              2,075,000          2,075            122,424                     -                 124,499

  Stock-based compensation       1,000,000          1,000             33,855                     -                  34,855

  Net-loss                               -              -                  -            (1,524,711)             (1,524,711)
                                ------------   ------------- -----------------     ------------------     ------------------
Balance at May 31, 2009         99,843,004     $   99,843    $    48,281,711       $   (46,820,277)       $      1,561,277
                                ============   ============= =================     ==================     ==================

   The accompanying notes are an integral part of these consolidated financial statements.

                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended May 31,
                                                                        2009            2008
                                                                   -------------    -------------
Cash flows from operating activities
    Net loss                                                        $ (1,524,711)     $ (676,965)
    Adjustments to reconcile net loss to net cash
     used in operating activities
      Depreciation and amortization of patent, property and
       equipment                                                         102,245         187,628
      Amortization of deferred gain on sale-leaseback of building        (53,245)        (44,371)
      Provision for doubtful accounts                                   (175,210)         42,837
      Amortization of deferred distributor costs                         111,458         101,776
      Reserves for obsolete inventory                                    200,070         (83,124)
      Stock-based compensation                                           159,354          86,728
      Changes in operating assets and liabilities:
          Accounts receivable                                            233,510         (27,031)
          Inventories                                                   (180,441)        592,427
          Deferred distributor costs                                     (20,000)        (40,490)
          Other assets                                                  (119,278)        (24,172)
          Accounts payable, accrued expenses, and other
           current liabilities                                          (387,650)        (24,947)
          Deferred revenue                                              (330,346)       (138,299)
          Other liabilities                                                7,384          15,982
          Trade payable to related party                                 260,000               -
                                                                   -------------   -------------
    Net cash used in operating activities                             (1,716,860)        (32,021)
                                                                   -------------   -------------

    Cash flows from investing activities
          Proceeds from the building sale-leaseback                            -       1,400,000
          Expenses paid for sale-leaseback of building                         -         (89,143)
          Purchases of property and equipment                            (22,559)              -
          Purchases of short-term investments                           (370,523)              -
                                                                   -------------   -------------
    Net cash provided by (used in) investing activities                 (393,082)      1,310,857
                                                                   -------------   -------------

    Cash flows from financing activities
          Payments on long-term debt and notes payable                         -        (851,015)
          Proceeds from Securities Purchase Agreement                          -       1,500,000
          Expenses paid in relation to Securities Purchase
           Agreement                                                           -        (124,110)
                                                                   -------------   -------------
    Net cash provided by financing activities                                  -         524,875
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                       (2,109,942)      1,803,711
    Cash and cash equivalents - beginning of the fiscal year           2,653,999         850,288
                                                                   -------------   -------------
    Cash and cash equivalents - end of the fiscal year               $   544,057    $  2,653,999
                                                                   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:

Interest paid                                                        $         -    $     16,616
                                                                   =============   =============
Income taxes paid                                                    $         -    $     11,685
                                                                   =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
    Inventories transferred to property and equipment,
      attributable to operating leases, net                          $   153,325    $    (44,354)
                                                                   =============   =============
    Common stock issued for distribution agreement                   $    60,000    $    468,386
                                                                   =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008


NOTE A - DESCRIPTION OF BUSINESS AND LIQUIDITY

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

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. The Company has reduced personnel costs by reorganization. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and to respond to customers requests for flexible payment terms on our EECP(R) therapy systems.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, and the adequacy of inventory and warranty reserves. Actual results could differ from those estimates.

                       Vasomedical, Inc. and Subsidiaries
+
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

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

     The Company has also entered into lease agreements for our EECP(R) systems, generally for terms of one year or less, that are classified as operating leases. Revenues from operating leases are generally recognized, in accordance with the terms of the lease agreements, on a straight-line basis over the life of the respective leases. For certain operating leases in which payment terms are determined on a "fee-per-use" basis, revenues are recognized as incurred (i.e., as actual usage occurs). The cost of the EECP(R) system utilized under operating leases is recorded as a component of property and equipment and is amortized to cost of sales over the estimated useful life of the equipment, not to exceed five years. There were no significant minimum rental commitments on these operating leases at May 31, 2009.

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

Stock-Based Employee Compensation

     The Company  complies  with  Statement  of Financial  Accounting  Standards
(SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all companies to recognize the cost of services received in exchange for awards of equity instruments in the financial statements based on their fair values.

     During the fiscal year ended May 31, 2009, the Company's Board of Directors granted 100,000 shares of common stock to one employee of the Company having a fair market value of $0.08 per share at the time of the respective grant, 700,000 shares to two officers of the Company having a fair market value of $0.02 per share at the time of the respective grant, and 200,000 shares to one employee of the Company having a fair market value of $0.02 per share at the time of the respective grant.

     Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended May 31, 2009 was $159,354 and $86,728 for the fiscal year ended May 31, 2008, which was comprised of the fair value of the common stock issued during the year and the costs of prior years' grants of stock options.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     The fair value of the Company's stock options were estimated using the following weighted-average assumptions for options granted during the year ended May 31, 2008:

Expected life (years)                                      5
Expected volatility                                   103.25%
Risk-free interest rate                                 4.95%
Expected dividend yield                                 0.0%

     No stock options were issued during the year ended May 31, 2009.

Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, and investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

Short-Term Investments

     The Company's short-term investments consist of certificates of deposit with original maturities greater than 3 months. They are bought and held principally for the purpose of selling them in the near-term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheets in current assets, with the change in fair value during the years included in earnings.

Accounts Receivable, net

     The Company's accounts receivable are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of their receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

     The changes in the Company's allowance for doubtful accounts are as follows:

                                                        May 31, 2009       May 31, 2008
                                                        ----------------   ----------------
Beginning balance                                          $ 270,183         $ 364,809
 Provision for losses on accounts receivable                       -           (53,142)
  Direct write-offs, net of recoveries                      (175,210)          (41,484)
                                                        ----------------   ----------------
Ending balance                                              $ 94,973         $ 270,183
                                                        ================   ================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

Concentrations of Credit Risk

     We market the EECP(R) system principally to hospitals and physician private practices. We perform credit evaluations of our customers' financial condition and, as a consequence, believe that our receivable credit risk exposure is limited. For the years ended May 31, 2009 and 2008, no customer accounted for 10% or more of revenues or accounts receivable.

     The Company maintains cash balances in certain financial institutions, which, at time, may exceed federally insured limits. The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.

     Our revenues were derived from the following geographic areas:

                                               Years ended May31,
                                      --------------------------------------
                                           2009                  2008
                                      ---------------       ----------------
Domestic (United States)               $  3,078,785          $ 4,347,222
Non-domestic (foreign)                    1,392,401              835,546
                                      ---------------       ----------------
                                       $  4,471,186          $ 5,182,768
                                      ===============       ================

Inventories, net

     The Company values inventory at the lower of cost or estimated market, with cost being determined on a first-in, first-out basis. The Company often places EECP(R) systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP(R) systems is transferred to property and equipment and is amortized over two to five years. The Company records the cost of refurbished components of EECP(R) systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

     We comply with the  provisions  of SFAS No. 151,  "Inventory  Costs"  (SFAS
151). The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet. Depreciation is provided over the estimated useful lives of the assets, which range from two to twenty years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note E.)

Deferred Revenue

     We record revenue on extended service contracts ratably over the term of the related warranty contracts. Under the provisions of EITF 00-21, we began to defer revenue related to EECP(R) system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year. (See Note G.)

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

Warranty Costs

     Equipment sold is generally covered by a warranty period of one year. In accordance with SFAS No. 5 "Accounting for Contingencies", we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

     The factors affecting our warranty liability include the number of units sold and the historical and anticipated rates of claims and costs per claim. (See Note I.)

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

     The Company also complies with the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 31, 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Fair Value of Financial Instruments

     The Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), effective June 1, 2008. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

     In determining fair value, the Company uses various valuation approaches. SFAS 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

     Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

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

Valuation Techniques

     The Company values investments in securities and securities sold short that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the fiscal year.

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments.

Net Loss Per Common Share

     Basic loss per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per common share is based on the weighted number of common and potential dilutive common shares outstanding. The diluted calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

     Options and warrants to purchase 10,275,183 and 12,000,462 shares of common stock were excluded from the computation of diluted earnings per share for the years ended May 31, 2009 and 2008, respectively, because the effect of their inclusion would be antidilutive.

Reclassifications

     Certain reclassifications have been made to prior years' amounts to conform with the current year's presentation.

Recently Issued Accounting Pronouncements Not Yet Effective

     The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

     In December 2007, the Financial Accoutning Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

     In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP SFAS No. 107-1 and APB No. 28-1 on our financial position and results of operations.

     In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162 ("SFAS 168"). The statement confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

NOTE C - FAIR VALUE MEASUREMENTS

         The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.

         The following table presents information about the Company's assets and liabilities measured at fair value as of May 31, 2009:

                                           Quoted Prices         Significant
                                             in Active              Other           Significant          Balance
                                            Markets for          Observable         Unobservable          as of
                                          Identical Assets         Inputs              Inputs            May 31,
                                             (Level 1)            (Level 2)           (Level 3)           2009
                                          ------------------  ------------------  -----------------  ------------
Assets
  Cash equivalents invested in
  money market fund (included
  in cash and cash equivalents)               $ 315,002             $    -             $   -           $ 315,002
  Investment in certificates of
  deposit (included in short-
  term investments)                             370,523                  -                 -             370,523
                                          -----------------------------------------------------------------------
Total                                         $ 685,525            $     -             $   -           $ 685,525
                                          -----------------------------------------------------------------------

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     The fair values of the Company's cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

NOTE D - INVENTORIES, NET

     Inventories, net of reserves consisted of the following:

                                                  May 31, 2009              May 31, 2008
                                             ---------------------     ---------------------
     Raw materials                                 $ 646,775                 $ 936,035
     Work in process                                 522,823                   603,925
     Finished goods                                  310,126                   112,718
                                             ---------------------     ---------------------
                                                 $ 1,479,724               $ 1,652,678
                                             =====================     =====================

         At May 31, 2009 and 2008, the Company maintains reserves for excess and obsolete inventories of $393,972 and $594,042, respectively.

NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                        May 31, 2009              May 31, 2008
                                                    ---------------------     ---------------------
     Office, laboratory and other equipment          $     919,435             $   1,368,170
     EECP(R) systems under operating leases
        or under loan for clinical trials                  674,400                   719,401
     Furniture and fixtures                                149,465                   148,165
                                                    ---------------------     ---------------------
                                                         1,743,300                 2,235,736
     Less:  accumulated depreciation                     1,562,891                 2,178,566
                                                    ---------------------     ---------------------
        Property and equipment - net                 $     180,409             $      57,170
                                                    =====================     =====================

     Depreciation expense amounted to $52,232 and $104,724 for the years ended May 31, 2009 and 2008, respectively.

NOTE F - INTANGIBLE ASSETS

     The Company owns thirteen US patents including eight utility and three design patents that expire at various times between 2009 and 2023. In addition, more than 20 foreign patents have been issued that expire at various times from 2009 to 2023. Cost incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 10 year lives. The company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.

     The changes in the Company's intangible assets are as follows:

                                        May 31, 2009          May 31, 2008
                                      ----------------     -----------------
     Patent costs
     Costs                                $ 469,043             $ 469,043
     Accumulated Amortization              (303,649)             (256,745)
                                      ----------------     -----------------
                                          $ 165,394             $ 212,298
                                      ================     =================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     Intangible   assets  are  included  in  other   assets  on  the   Company's
consolidated balance sheets.

NOTE G - DEFERRED REVENUE

         The changes in the Company's deferred revenues are as follows:

                                                                            Years Ended May 31,
                                                                 -----------------------------------------
                                                                        2009                    2008
                                                                 -----------------       -----------------
     Deferred revenue at the beginning of the fiscal year             $ 1,618,053             $ 1,756,351
     Additions:
          Deferred extended service contracts                           1,086,968               1,849,831
          Deferred in-service and training                                 37,500                  47,500
          Deferred service arrangement obligations                        133,500                 213,750
          Deferred service arrangement promotion                              600                   9,150
     Recognized as revenue:
          Deferred extended service contracts                          (1,366,062)             (2,046,823)
          Deferred in-service and training                                (35,000)                (40,000)
          Deferred service arrangement obligations                       (185,452)               (157,756)
          Deferred service arrangement promotion                           (2,400)                (13,950)
                                                                 -----------------       -----------------
    Deferred revenue at end of the fiscal year                          1,287,707               1,618,053
         Less: current portion                                            957,258               1,132,445
                                                                 -----------------       -----------------
     Long-term deferred revenue at end of the fiscal year               $ 330,449               $ 485,608
                                                                 =================       =================

NOTE H - SALE-LEASEBACK

     In August 2007, the Company sold its warehouse and corporate facility for $1,400,000. Under the agreement, the Company is leasing back the property from the purchaser over a period of five years. The Company is accounting for the leaseback as an operating lease. The gain of $266,226 realized in this transaction was deferred and is being amortized to income ratably over the term of the lease. The unamortized deferred gain of $168,610 and $221,855 as of May 21, 2009 and 2008, respectively, is shown as "Deferred gain on sale-leaseback of building" in the Company's consolidated balance sheets. The short-term portion of $53,245 is shown in current liabilities and the long-term portion is in other long-term liabilities. The amount recognized as amortization in fiscal 2009, and 2008 was $53,245 and $44,371 respectively.

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     For the years ended May 31, 2009 and 2008 accounts payable and accrued expenses consisted of the following:

                                   2009                  2008
                              --------------       ----------------
          Accounts Payable      $ 142,748             $ 610,199
          Accrued Expenses        328,525               156,487
          Other                    33,500                55,558
                             ------------------    ----------------
                                $ 504,773             $ 822,244
                             ===============       ================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

NOTE J - WARRANTY LIABILITY

     The changes in the Company's product warranty liability are as follows:

                                                                      Years ended May31,
                                                                   2009                2008
                                                             -----------------   -----------------
     Warranty liability at the beginning of the fiscal year    $   17,250          $   15,750
        Expense for new warranties issued                          81,800              49,500
        Warranty claims                                           (75,800)            (48,000)
                                                             -----------------   -----------------
     Warranty liability at the end of the fiscal year          $   23,250          $   17,250
                                                             =================   =================

     Warranty liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

NOTE K - RELATED-PARTY TRANSACTIONS

     On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (Kerns). Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (Living Data), an affiliate of Kerns.

     We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant). The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns. In furtherance thereof, Dr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, were appointed members of our Board of Directors. On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer. Pursuant to the Distribution Agreement, we have become the exclusive distributor in the United States of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue an additional 6,990,840 shares of our common stock to Living Data. Pursuant to the Supplier Agreement, Living Data now is the exclusive supplier to us of the ECP therapy systems that we market under the registered trademark EECP(R). The Distribution Agreement and the Supplier Agreement each have an initial term extending through May 31, 2012.

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

     As affiliates of Living Data and Kerns, Mr. Ma, Mr. Movaseghi and Mr. Srybnik have each been directly involved in the transactions between Living Data and Kerns, and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     During fiscal 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000 from Living Data, which was paid in full by the Company as of June 2008. In addition, Living Data purchased $5,000 worth of ECP therapy system components from the Company, which was paid in full by Living Data as of June 2008.

     During fiscal 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data. Payment terms on certain purchases leave a balance of $260,000 in Trade Payable to Related Party - current portion on the accompanying consolidated condensed balance sheet as of May 31, 2009. In addition, during fiscal year 2009 Living Data purchased $3,118 worth of ECP therapy system components from the Company.

     During fiscal 2009, Living Data assigned to Vasomedical, Inc. all of its rights and interests under its distributorship Agreement with a corporation organized and existing under the laws of the People's Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions. The Company must also pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company will sell these systems in the United States and other countries now that regulatory clearance had been obtained.

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

     Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well one of their IT consultants to provide the Company with IT and database support services. In addition, a clinical applications support specialist and a service engineer from Living Data were used by the Company to provide customers with clinical training and technical service. The Company was charged $3,900 for the services of the clinical applications support specialist and $2,700 for the services of the service engineer during fiscal year 2009.

NOTE L - STOCKHOLDERS' EQUITY AND WARRANTS

Common stock

     See Note K for discussion of common stock issued in fiscal 2009 and 2008 in connection with related party agreements. Additionally during fiscal year 2009 and 2008, the Company issued 3,075,000, and 150,000 share of common stock, respectively, to directors, officers, employees, and/or consultants.

     On June 21, 2007, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share to Kerns under the Securities Purchase Agreement.

     On July 19, 2005, we granted warrants for the purchase of 2,254,538 shares of common stock to investors and consultants. The warrants may be exercised at a price of $0.69 per share for a term of five years, ending July 19, 2010.

Preferred stock

     At May 31, 2009 the Company had 1,000,000 shares of preferred stock authorized, with no shares issued and outstanding. There are 850,000 shares that have been designated to a series as shown in the table below, 150,000 shares are available to be designated.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     The following table illustrates the various series of preferred stock and their stated value:

                       Authorized Shares        Stated Value per share
                       -----------------        ----------------------
        Series A             500,000                    NONE
        Series B             150,000                    $20.00
        Series C             175,000                    $20.00
        Series D              25,000                   $100.00

     Series A preferred stock shares are convertible into two shares of common stock to the extent the Company has, at the time of conversion, sufficient authorized but unissued shares of common stock.

     Series B preferred stock shares are convertible into shares of common stock at a conversion ratio of the stated value plus accrued but unpaid dividends, over the conversion price, which is equal to the lesser of $2.18 or 85% of the average per share market value for the five (5) trading days immediately preceding the conversion date.

     Series C preferred stock shares are convertible into shares of common stock at a conversion ratio of the stated value plus accrued but unpaid dividends, over the conversion price which, is equal to the lesser of $2.08 or 85% of the average per share market value for the five (5) trading days immediately preceding the conversion date.

     Series D preferred stock shares are convertible into shares of common stock at a conversion ratio equal to the stated value over the conversion price. The conversion price is equal to 85% of the market value, defined as the weighted average price of the common stock during the five (5) trading days immediately preceding the conversion date. In no event shall the conversion price be less than $0.40 per share or exceed $0.6606 per share.

     The Series A preferred stock has voting rights equal to two (2) votes per share. The holders of Series B, Series C, and Series D have no voting rights.

     Series A, preferred stock share holders are not entitled to dividends.

     Series B and Series C preferred stock share holders are entitled to cumulative dividends of 5% per share per annum (as a percentage of stated value per share) payable in cash or shares of common stock, quarterly in arrears, but in no event later than the conversion date. Dividends on the Series B preferred stock shall accrue daily commencing on the original issue date, and shall be deemed to accrue on such date whether or not earned or declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment of dividends.

     Series D preferred stock share holders are entitled to a per share dividend of the stated value of the shares times the higher of (i) the prime rate as reported by The Wall Street Journal on the first day of the month plus three (3) percent, or (ii) 8.5%. The dividend shall be paid monthly in arrears on the last day of each month in cash, and prorated for any partial month periods. The dividend shall be calculated on the basis of a 360-day year.

     Series D has a preference in liquidation to the Series C, Series B, and Series A, common stock and any other capital stock of the Company. Series C, Series B and Series A have preference in liquidation to the common stock and any other capital stock of the Company. Upon liquidation or dissolution, the amount to be paid to Series D, Series C, Series B and Series A are the Series D Stated Value, Series C Stated Value, Series B Stated Value, as indicated above, and Series A at $0.80 per share.

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

Warrants

     Warrant activity for the years ended May 31, 2008 and 2009 is summarized as follows:

                                                        Number of Shares     Weighted Average Price
                                                       -----------------------------------------------
     Balance at May 31, 2007                                     2,254,538           $0.69
       Warrants Expired                                                  -
       Warrants Issued                                           4,285,714           $0.08
                                                       -----------------------------------------------
     Balance at May 31, 2008                                     6,540,252           $0.29
       Warrants Expired                                                  -
       Warrants Issued                                                   -
                                                       -----------------------------------------------
     Number of shares exercisable at May 31, 2009                6,540,252           $0.29
                                                       ===============================================

NOTE M - OPTION PLANS

1995 Stock Option Plan

     In May 1995, the Company's stockholders approved the 1995 Stock Option Plan for officers and employees of the Company for which the Company reserved an aggregate of 1,500,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the 1995 Stock Option Plan with respect to new option grants.

     In fiscal 2009 and 2008, there was no activity under the 1995 Stock Option Plan.

Outside Director Stock Option Plan

     In May 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the OD Plan) for non-employee directors of the Company, for which the Company reserved an aggregate of 300,000 shares of common stock. In December 1997, the Company's Board of Directors terminated the OD Plan with respect to new option grants.

     In fiscal 2009 and 2008, there was no activity under the OD Plan.

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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     In fiscal 2008, the Board of Directors did not grant any non-qualified stock options under the 1997 plan, and there were no options to purchase shares of common stock under the 1997 plan. In fiscal 2008, options to purchase 714,601 shares of common stock under the 1997 Plan at exercise prices ranging $0.88 to $1.91 were retired or cancelled.

     In fiscal 2009, the Board of Directors did not grant any non-qualified stock options under the 1997 plan, and there were no options to purchase shares of common stock under the 1997 plan. In fiscal 2009, options to purchase 357,668 shares of common stock under the 1997 Plan at exercise prices ranging $0.88 to $1.09 were retired or cancelled.


1999 Stock Option Plan

     In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan (the 1999 Plan), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 1999 Plan expired July 12, 2009. In July 2000, the Company's Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares. In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

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

     In fiscal 2009, the Board of Directors did not grant any non-qualified stock options under the 1999 Plan. In fiscal 2009, there were no options to purchase shares of common stock under the 1999 Plan. In fiscal 2009, options to purchase 1,411,832 shares of common stock under the 1999 Plan at exercise prices ranging from $0.22 to $4.28 were retired or cancelled.

     At May 31, 2009, there were 2,480,364 shares available for future grants under the 1999 Plan.


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

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

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

     In fiscal 2009, the Board of Directors did not grant any non-qualified stock options under the 2004 Plan. In fiscal 2009, there were no options to purchase shares of common stock under the 2004 Plan. In fiscal 2009, options to purchase 692,471 shares of common stock under the 2004 Plan at exercise prices ranging from $0.09 to $0.58 were retired or cancelled.

     At May 31, 2009, there were 1,286,399 shares available for future grants under the 2004 Plan.

     Stock option activity under all the plans for the years ended May 31, 2008 and 2009 is summarized as follows:

                                                                   Outstanding Options
                                                    ---------------------------------------------------

                                          Shares                         Range of         Weighted
                                       Available for     Number of    Exercise Price   Average Exercise
                                           Grant           Shares        per Share          Price
                                       ------------      ---------    -------------    ----------------
Balance at May 31, 2007                  1,697,859       6,592,338   $0.20 - $5.00          $1.04
  Common Shares Granted                   (150,000)
  Options Granted                         (600,000)        600,000       $0.12              $0.12
  Options cancelled                        714,601      (1,737,128)  $0.20 - $3.96          $1.29
                                   --------------------------------------------------------------------
Balance at May 31, 2008                  1,662,460       5,455,210   $0.09 - $4.28          $0.86
  Options cancelled                      2,104,303      (2,461,971)  $0.09 - $4.28          $0.99
                                   --------------------------------------------------------------------
Balance at May 31, 2009                  3,766,763       2,993,239   $0.09 - $3.96          $0.74
                                   ====================================================================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

         The following table summarizes information about stock options outstanding and exercisable at May 31, 2009:

                                         Options Outstanding                                         Options Exercisable
                              -------------------------------------------------------------   -----------------------------------
                                    Number         Weighted Average         Weighted               Number           Weighted
                                Outstanding at   Remaining Contractual       Average           Exercisable at   Average Exercise
 Range of Exercise Prices        May 31, 2009         Life (yrs.)         Exercise Price        May 31, 2009        Price
----------------------------  -------------------------------------------------------------   -----------------------------------
$0.09 - $0.58                        1,729,239            7.1                  $0.14               1,729,239        $0.19
$0.71 - $0.95                          320,000            4.1                  $0.24                 320,000        $0.88
$1.00 - $1.31                          690,000            2.3                  $0.44                 690,000        $1.09
$1.69 - $2.49                           10,000            0.1                  $1.69                  10,000        $1.69
$2.91 - $3.96                          244,000             2                   $3.50                 244,000        $3.50
                              -------------------------------------------------------------   -----------------------------------
                                     2,993,239            5.3                  $0.74               2,993,239        $0.74
                              =============================================================   ===================================

     The weighted-average fair value exercise price of options and warrants granted during fiscal years 2008 was $0.08. At May 31, 2009, there were no remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE N - INCOME TAXES

     During fiscal 2009 and 2008, the Company recorded a provision for income taxes of $5,875 and $18,045, respectively.

     As of May 31, 2009, the recorded deferred tax assets were $20,336,652, reflecting an increase of $517,300 during the fiscal year ended May 31, 2009, which was offset by a valuation allowance of the same amount.

     The Company's deferred tax assets (liabilities) are summarized as follows:

                                                              2009                     2008
                                                       -------------------      -------------------
     Net operating loss carryforwards                        20,123,742               19,422,422
       Depreciation and amortization                            (16,110)                 (17,900)
       Deferred rent                                              5,450                    2,940
       Deferred gain on sale of building                         57,330                   75,430
       Gain on sale of asset                                          -                  (31,110)
       Cost of goods sold                                             -                   98,980
       Allowance for doubtful accounts                           32,290                   91,860
       Reserve for obsolete inventory                           133,950                  176,730
                                                     -------------------      -------------------
       Total gross deferred tax assets                       20,336,652               19,819,352
       Valuation allowance                                  (20,336,652)             (19,819,352)
                                                     -------------------      -------------------
     Net deferred tax assets                                          -                        -
                                                    ===================       ===================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

     At May 31, 2009, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $53,411,000, expiring at various dates from 2010 through 2029. In fiscal 2009, $470,994 of net operating loss carryforwards expired. Future expirations of net operating loss carryforwards are as follows:

                   Fiscal Year              Amount
                ---------------------------------------
                      2010               $ 2,454,009
                      2011                 5,449,010
                      2012                 6,084,026
                      2013                 4,386,716
                      2014                         -
                Thereafter                35,037,459
                           -------------------------
                     Total              $ 53,411,220
                           =========================

     The components of income tax benefit for the years ended May 31, 2009 and 2008 are as follows:

                                      2009             2008
                                 ---------------   ---------------
                Federal            $ 496,608         $ 138,000
                State                 20,692            92,000
                                 ---------------   ---------------
                                   $ 517,300         $ 230,000
                                 ===============   ===============

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

         The following is a reconciliation of the effective income tax rate to the federal statutory rate:

                                                             2009             2008
                                                              %                 %
                                                       ----------------- ----------------
     Federal statutory rate                                (34.0)            (34.0)
     State taxes, net                                        0.0               2.7
     Permanent differences                                   0.0               1.8
     Change in valuation allowance
         relating to operations                             34.0              28.6
     Other                                                   0.0              (1.8)
                                                       ----------------- ----------------
                                                             0.0               2.7
                                                       ================= ================

                       Vasomedical, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases

     On August 15, 2007, we sold our facility under a five-year leaseback agreement. Future rental payments under the operating lease are as follows:

        For the years ended:

        May 31, 2010                    $       148,488
        May 31, 2011                            154,427
        May 31, 2012                            160,604
        May 31, 2013                             40,541
                                       ------------------
Total                                   $       504,060
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

NOTE P - 401(K) PLAN

     In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2009 and 2008, the Company made discretionary contributions of approximately $9,850 and $9,000, respectively, to match a percentage of employee contributions.