Form 10-Q
period 2009-08-31
VASOMEDICAL INC
filed 2009-10-15
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2009

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
                         Smaller Reporting Company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                            Yes [ ]      No [X]
                            ---          --

Number of Shares Outstanding of Common Stock, $.001 Par Value, at
October 12, 2009                                       99,843,004

Vasomedical, Inc. and Subsidiaries


                                      INDEX


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1 -  Financial Statements (unaudited)

                   Consolidated Condensed Balance Sheets as of
                           August 31, 2009 and May 31, 2009                                  3

                   Consolidated Condensed Statements of Operations for the
                           Three Months Ended August 31, 2009 and
                           August 31, 2008                                                   4

                   Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended August 31, 2009 and August 31, 2008            5


                   Notes to Consolidated Condensed Financial Statements                      6

         Item 2 -  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                12

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk               20

         Item 4T - Controls and Procedures                                                  20

PART II - OTHER INFORMATION

         Item 1A - Risk Factors                                                             21

         Item 4 -  Submission of Matters to a Vote of Security Holders                      21

         Item 6 -  Exhibits                                                                 22

ITEM 1.  FINANCIAL STATEMENTS
                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        August 31, 2009          May 31, 2009
                                                                      -------------------     -----------------
                              ASSETS                                      (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                  $ 682,800             $ 544,057
   Short-term investments, at fair value                                        139,651               370,523
   Accounts receivable, net of an allowance for doubtful accounts of
     $63,838 at August 31, 2009, and $94,973 at May 31, 2009                    874,051               659,551
   Inventories, net                                                           1,592,889             1,479,724
   Other current assets                                                         105,371               175,511
                                                                      ------------------      ----------------
       Total current assets                                                   3,394,762             3,229,366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,569,222 at August 31, 2009, and $1,562,891 at May 31, 2009               183,665               180,409
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $244,629 at August 31, 2009, and  $213,234 at May 31, 2009                  344,247               375,643
OTHER ASSETS                                                                    166,606               178,332
                                                                      ------------------      ----------------
                                                                            $ 4,089,280           $ 3,963,750
                                                                      ==================      ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $ 247,712             $ 144,467
    Accrued expenses                                                            385,349               360,306
    Sales tax payable                                                           144,610               143,693
    Deferred revenue - current portion                                          865,185               957,258
    Deferred gain on sale-leaseback of building - current portion                53,245                53,245
    Accrued professional fees                                                    37,072                 9,750
    Trade payable due to related parties                                        250,000               260,000
                                                                      ------------------      ----------------
        Total current liabilities                                             1,983,173             1,928,719
                                                                      ------------------      ----------------

LONG-TERM LIABILITIES
   Deferred revenue, less current portion                                       311,576               330,449
   Accrued rent expense                                                          17,539                16,040
   Deferred gain on sale-leaseback of building, net of current portion          102,054               115,365
   Other long-term liabilities                                                   11,900                11,900
                                                                      ------------------      ----------------
       Total long-term liabilities                                              443,069               473,754
                                                                      ------------------      ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued                                                                    -                     -
    Common stock, $.001 par value; 110,000,000 shares authorized;
       99,843,004 shares at August 31, 2009 and May 31, 2009,
       issued and outstanding                                                    99,843                99,843
    Additional paid-in capital                                               48,281,711            48,281,711
    Accumulated deficit                                                     (46,642,618)          (46,744,379)
    Non-controlling interest                                                    (75,898)              (75,898)
                                                                      ------------------      ----------------
       Total stockholders' equity                                             1,663,038             1,561,277
                                                                      ------------------      ----------------
                                                                            $ 4,089,280           $ 3,963,750
                                                                      ==================      ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended August 31,
                                                         ----------------------------------
                                                              2009               2008
                                                         ---------------    ---------------
Revenues
  Equipment sales                                            $ 794,648          $ 656,496
  Equipment rentals and services                               521,436            655,225
                                                         ---------------    ---------------
   Total revenues                                            1,316,084          1,311,721
                                                         ---------------    ---------------

Cost of Sales and Services
  Cost of sales, equipment                                     325,968            528,281
  Cost of equipment rentals and services                       252,543            282,878
                                                         ---------------    ---------------
   Total cost of sales and services                            578,511            811,159
                                                         ---------------    ---------------
Gross profit                                                   737,573            500,562
                                                         ---------------    ---------------

Operating Expenses
  Selling, general and administrative                          648,327            943,759
  Research and development                                     102,071            132,347
                                                         ---------------    ---------------
   Total operating expenses                                    750,398          1,076,106
                                                         ---------------    ---------------
Loss from operations                                           (12,825)          (575,544)
                                                         ---------------    ---------------

Other Income (Expenses)
  Interest and other income, net                                83,970             16,012
  Amortization of deferred gain on
   sale-leaseback of building                                   13,311             13,311
                                                         ---------------    ---------------
   Total other income, net                                      97,281             29,323
                                                         ---------------    ---------------

Income/(loss) before income taxes                               84,456           (546,221)
  Income tax benefit/(expense), net                             17,306             (3,750)
                                                         ---------------    ---------------
Net income/(loss) applicable to common stockholders       $    101,762       $   (549,971)
                                                         ===============    ===============

Net income/(loss) per common share
     - basic and diluted                                  $       0.00       $      (0.01)
                                                         ===============    ===============

Weighted average common shares outstanding
     - basic and diluted                                    99,843,004         93,768,004
                                                         ===============    ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months ended August 31,
                                                                                    -------------------------------------
                                                                                           2009                2008
                                                                                    -----------------   -----------------
Cash flows from operating activities
   Net income/(loss)                                                                      $ 101,762         $  (549,971)
   Adjustments to reconcile net income/(loss) to net cash
      used in operating activities
     Depreciation and amortization of property and equipment                                 25,976              29,497
     Amortization of deferred gain on sale-leaseback of building                            (13,311)            (13,311)
     Provision for doubtful accounts                                                        (31,135)                  -
     Amortization of deferred distributor costs                                              31,396              25,444
     Stock-based compensation                                                                    -                5,314
     Changes in operating assets and liabilities:
         Accounts receivable                                                               (183,365)           (163,836)
         Inventories, net                                                                  (111,408)           (193,041)
         Other assets                                                                        70,140             (76,377)
         Accounts payable, accrued expenses and other current liabilities                   156,527             296,549
         Deferred revenue                                                                  (110,947)             44,629
         Other liabilities                                                                    1,499              82,866
         Trade payable due to related party                                                 (10,000)                  -
                                                                                   -----------------   -----------------
     Net cash used in operating activities                                                  (72,866)           (512,237)
                                                                                   -----------------   -----------------

     Cash flows from investing activities
         Purchases of property and equipment                                                (19,263)             (1,379)
         Purchase of short-term investments                                                 (68,850)                  -
         Redemption of short-term investments                                               299,722                   -
                                                                                   -----------------   -----------------
     Net cash provided by (used in) investing activities                                    211,609              (1,379)
                                                                                   -----------------   -----------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   138,743            (513,616)
                                                                                   -----------------   -----------------
         Cash and cash equivalents - beginning of period                                    544,057           2,653,999
                                                                                   -----------------   -----------------
         Cash and cash equivalents - end of period                                        $ 682,800         $ 2,140,383
                                                                                   =================   =================

Non-cash investing and financing activities were as follows:
   Inventories transferred to property and equipment, attributable
     to operating leases, net                                                             $  (1,758)        $    19,274
                                                                                   =================   =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009

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

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

     The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended May 31, 2009, as filed with the SEC on Form 10-K. These consolidated condensed financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Significant Accounting Policies

     Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended May 31, 2009, includes a summary of the significant accounting policies used in the preparation of financial statements. The following policies are effective as of June 1, 2009 and have been implemented by the company for the three months ended August 31, 2009.

     Effective June 1, 2009, the Company adopted Financial Accoutning Standards Board ("FASB") SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009

     Effective June 1, 2009, the Company adopted FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial
Instruments," and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information for interim reporting periods.

     Effective June 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

NOTE C - LIQUIDITY

     During the last several years, we incurred operating losses. We have attempted to achieve profitability by reducing operating costs and halting the trend of declining revenue, and to reduce cash usage through bringing our cost structure more into alignment with current and projected revenues. The Company has reduced personnel costs by reorganization. The Company has negotiated new terms on professional fees, facility expenses, and shipping and supply costs. The Company is also looking to obtain a revolving line of credit to help stabilize cash flow and to respond to customers requests for flexible payment terms on our EECP(R) therapy systems.

NOTE D - STOCK-BASED COMPENSATION

     The Company complies with Statement of Financial Standards No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123 (R)"), SFAS No. 123(R) requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

     During the three-month period ended August 31, 2009, the Company's Board of Directors did not grant any non-qualified stock options.

     During the three-month period ended August 31, 2009, the Company's Board of Directors did not grant any shares of common stock to employees, outside directors, or outside consultants.

     Stock-based compensation expense recognized under SFAS No. 123(R) was $5,314 for the three months ended August 31, 2008. These expenses are included in selling, general, and administrative in the consolidated condensed statements of operations. The stock-based compensation expenses for such period reflect share-based awards outstanding during such period, including awards granted both prior and during such period. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of share-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009

     Share-based awards issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

NOTE E - INCOME/(LOSS) PER COMMON SHARE

     Basic income/(loss) per common share is computed as income/(loss) applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

     Basic and diluted income/(loss) per common share were income of less than $0.01 and a loss of $0.01 for the three months ended August 31, 2009 and August 31, 2008, respectively.

     Stock options and warrants, in accordance with the following table, were excluded from the computation of diluted income/(loss) per share for the three months ended August 31, 2009 and August 31, 2008.

                                  Three months ended        Three months ended
                                      August 31,                August 31
                                         2009                     2008
                                 ---------------------     --------------------
     Stock options                     2,983,239                  5,460,210
     Warrants                          6,540,252                  6,540,252
                                 ---------------------     --------------------
                                       9,523,491                 12,000,462
                                 =====================     ====================

NOTE F - FAIR VALUE MEASUREMENTS

         The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.


         The following table presents information about the Company's assets and liabilities measured at fair value as of August 31, 2009:

                                           Quoted Prices         Significant                             Balance
                                             in Active              Other           Significant           as of
                                            Markets for          Observable         Unobservable        August 31,
                                         Identical Assets          Inputs              Inputs              2009
                                        --------------------  ------------------  -----------------  -----------------
Assets

Cash equivalents invested in
money market fund (included
in cash and cash equivalents)
                                          $    166,797           $      -             $      -         $    166,797

Investments in certificates of
deposit (included in short term
investments)                                   139,651                  -                    -              139,651
                                        --------------------  ------------------  -----------------  -----------------

                                          $    306,448           $      -             $      -         $    306,448
                                        ====================  ==================  =================  =================

     The fair values of the Company's cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009


NOTE G - INVENTORIES

         Inventories, net of reserves, consist of the following:

                                          August 31, 2009             May 31, 2009
                                        ---------------------     ---------------------
     Raw materials                               $   636,792               $   646,775
     Work in process                                 545,086                   522,823
     Finished goods                                  411,011                   310,126
                                        ---------------------     ---------------------
                                                 $ 1,592,889               $ 1,479,724
                                        =====================     =====================

     At August 31, 2009 and May 31, 2009, the Company had reserves for excess and obsolete inventory of $358,972 and $393,972, respectively.

NOTE H - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

                                                           Three months               Three months
                                                         ended August 31,            ended August 31,
                                                               2009                       2008
                                                        --------------------       ------------------
Deferred revenue at the beginning of the period                 $ 1,268,834             $ 1,618,053
Additions:
   Deferred extended service contracts                              234,677                 446,834
   Deferred in-service and training                                  10,000                  17,500
   Deferred service arrangements                                     42,500                  52,500
   Deferred service arrangement obligations                              -                      600
Recognized as revenue:
   Deferred extended service contracts                             (334,455)               (410,126)
   Deferred in-service and training                                 (10,000)                (12,500)
   Deferred service arrangements                                    (34,795)                (49,579)
   Deferred service arrangement obligations                             -                      (600)
                                                        --------------------    --------------------
Deferred revenue at end of period                                 1,176,761               1,662,682
   Less: current portion                                            865,185               1,151,556
                                                        --------------------    --------------------
Long-term deferred revenue at end of period                       $ 311,576               $ 511,126
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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009

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

     As affiliates of Living Data and Kerns, Dr. Ma, Mr. Movaseghi and Mr. Srybnik were each directly involved in the transactions between Living Data and Kerns, and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.

     During Fiscal 2008, the Company purchased ECP therapy systems under the Supplier Agreement for $120,000 from Living Data, which was paid in full by the Company as of June 2008. In addition, Living Data purchased $5,000 worth of ECP therapy system components from the company, which was paid in full by Living Data as of June 2008.

     During fiscal 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data. Payment terms on certain purchases leave a balance of $250,000 in Trade payable to related party - current portion on the accompanying consolidated condensed balance sheet as of August 31, 2009.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 August 31, 2009

NOTE J - COMMITMENTS

Leases

     On August 15, 2007, we sold our facility under a five-year sale-leaseback agreement. Future rental payments under the operating lease are as follows:

For the years ended:

        May 31, 2010                            $    112,447
        May 31, 2011                                 154,427
        May 31, 2012                                 160,604
        May 31, 2013                                  40,541
                                               ------------------
        Total                                   $    468,019
                                               ==================

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

     SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162 ("SFAS 168"). The statement confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the second quarter of fiscal 2010. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

NOTE L - SUBSEQUENT EVENTS

     The company has evaluated subsequent events through October 15, 2009, the date of issuance of these financial statements as required by SFAS 165.

     On September 30, 2009 the Annual Meeting of Stockholders of Vasomedical, Inc. was held. At this meeting the shareholders voted in favor of amending the Company's certificate of incorporation to increase the number of authorized shares of common stock to 250,000,000.

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

     During the last several years, the Company has incurred operating losses. We have attempted to achieve profitability by halting the trend of declining revenue and reducing operating costs, and to reduce cash usage through bringing our cost structure more into alignment with current and projected revenues. We have started to see the effect of these efforts as evidenced by the improved results of the current quarter.

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

     In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 44 million beneficiaries now, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP(R) therapy. We believe that over 65% of the patients that receive EECP(R) therapy are Medicare patient, and many of the balance are covered by third-party payers. Medicare guidelines, limit reimbursement for EECP(R) therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP(R) therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP(R) therapy to compete more with other therapies for ischemic heart disease. Please see the heading "Reimbursement" in the "Item-1 Business" section of this Form 10-K for a more detailed discussion of reimbursement issues.

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

     While scientific and clinical studies are continued to be published to explain the precise scientific means by which EECP(R) therapy achieves its long-term beneficial effects, there is evidence to suggest that the EECP(R) therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels. The recruitment of new arteries known as "collateral blood vessels" bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that are receiving an inadequate supply of blood. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to insure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body's organs and tissues and as a result the required workload of the heart.

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

     Certain of our accounting policies are deemed "critical", as they are both most important to the financial statement presentation and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2009. The following accounting policies are effective for the current interim reporting period.

     Since June 1, 2009 the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

     Since June 1, 2009 the Company adopted FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

New Accounting Pronouncements

     See Footnote K, "Recently Issued Accounting Pronouncements Not Yet Effective" to our unaudited consolidated condensed financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.


Consolidated Results of Operations

Three Months Ended August 31, 2009 and August 31, 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the three months ended August 31, 2009 and August 31, 2008, was $1,316,084 and $1,311,721, respectively, which represented an increase of $4,363, or less than 1%. We reported net income attributable to common stockholders of $101,762 for the first quarter of fiscal year 2010 compared to a net loss attributable to common stockholders of $549,971 for the first quarter of fiscal 2009. The change from a net loss to net income was primarily attributed to the increase in equipment revenues, decrease in operating expenses, and an increase in other income.

Revenues

     Revenue from equipment sales increased approximately 21% to $794,648 for the three-month period ended August 31, 2009 as compared to $656,496 for the same period in the prior year. The increase in equipment sales is due primarily to an increase in the average blended per unit sale price.

     The increase in the sales price per unit reflects a shift in the product mix towards newer models in the domestic and international markets. We anticipate that demand for EECP(R) systems will remain soft unless there is greater clinical acceptance for the use of EECP(R) therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the first quarter of fiscal 2010 decreased approximately $43,063 compared to the same three-month period in the prior year reflecting decreased sales volume.

     Our revenue from equipment rental and services decreased 20% to $521,436 in the first quarter of fiscal 2010 from $655,225 in the first quarter of fiscal year 2009. Revenue from equipment rental and services represented 40% of total revenue in the first quarter of fiscal 2010 and 50% in the same quarter of fiscal 2009. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contract sale, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit increased to $737,573, or 56% of revenues, for the first quarter of fiscal 2010 compared to $500,562, or 38% of revenues, for the same quarter of fiscal 2009. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2010 and 2009 were $648,327, or 49% of revenues, and $943,759, or 72%
of revenues, respectively, reflecting a decrease of $295,432 or approximately 31%. The decrease in SG&A expenditures in the first quarter of fiscal 2010 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses.

     During the first quarter of fiscal 2010 the Company's provision for doubtful accounts was reduced by $31,000 as compared to the first quarter of fiscal year 2009 when there was no change in the Company's provision for doubtful accounts.

Research and Development

     Research and development ("R&D") expenses of $102,071, or 8% of revenues, for the first quarter of fiscal 2010 decreased by $30,276, or 23%, from $132,347, or 10% of revenues, for the first quarter of fiscal 2009. The decrease is primarily attributable to a decrease in regulatory affairs expenses.

Interest and Other Income, Net

     Interest and other income for the first quarter of 2010 and 2009, were $83,970 and $16,012, respectively. In the first quarter of fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company's competitors. Interest income reflects interest earned on the Company's cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for the first quarter of fiscal years 2010 and 2009, were $13,311 and $13,311, respectively. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense

     During the first quarter of fiscal year 2010 we reversed the provision for income taxes by $17,335 and the Company incurred an expense of $29. During the first quarter of fiscal year 2009, we recorded a provision for income taxes of $3,750.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital. At August 31, 2009, we had cash and cash equivalents of $682,800, short-term investments of $139,651 and working capital of $1,411,589 compared to cash and cash

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equivalents of $544,057, short-term investments of $370,523 and working capital of $1,300,645 at May 31, 2009.

     Cash used in operating activities was $72,866 during the first three months of fiscal year 2010, which consisted of a net gain after non-cash adjustments of $114,688 and cash used by operating assets and liabilities of $187,554. The changes in the accounts balances primarily reflect increases in accounts receivable of $183,365, inventories of $111,408, including $1,758 of inventories transferred from property and equipment, decreases in deferred revenue of $110,947, and trade payable due to related party of $10,000 partially offset by a decrease in other assets of $70,140, an increase in accounts payable, accrued expenses and other current liabilities of $156,527, and an increase in other liabilities of $1,499. Net accounts receivable were 66% of revenues for the three-month period ended August 31, 2009, as compared to 67% for the three-month period ended August 31, 2008, and accounts receivable turnover was 5.8 times for the three months ended August 31, 2009 as compared to 6.5 times for the three months ended August 31, 2008.

     Investing activities during the three-month period ended August 31, 2009 provided cash of $211,609 and consisted of the redemption of six-month certificates of deposit in the amount of $299,722 offset by the purchase of a twelve-month certificate of deposit for $68,850, and purchases of property and equipment of $19,263.

     The Company had no financing activities during the three-month period ended August 31, 2009.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of August 31, 2009.

                                                  Due thru         Due thru         Due thru
                                                9/1/2009 and     9/1/2010 and     9/1/2012 and         Due
                                   Total         8/31/2010        8/31/2012        8/31/2014        Thereafter
                               ------------------------------------------------------------------------------------
Operating Leases                    $ 468,019        $ 149,929        $ 318,090       $ -              $ -
                              ------------------------------------------------------------------------------------
Total Contractual Cash
 Obligations                        $ 468,019        $ 149,929        $ 318,090       $ -              $ -
                              ====================================================================================

Liquidity

     During the last several years, the Company has incurred operating losses. We have attempted to achieve profitability by halting the trend of declining revenue and reducing operating costs, and to reduce cash usage through bringing our cost structure more into alignment with current revenues. We have started to see the effect of these efforts as evidenced by the improved results of the current quarter.

     Based on our current operations, we believe that we have sufficient working capital to continue our operations through at least May 31, 2010.

Effects of Current Economic Conditions

     We do not believe that the current lack of credit available in the market will have a significant impact on our revenue or on our results of operations.

                       Vasomedical, Inc. and Subsidiaries


ITEM 3. - QUANITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISKS

     See Item 7A in the Company's 2009 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

ITEM 4T. - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended August 31, 2009 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

     There have been no material changes in the most significant risk factors in the three months ended August 31, 2009 from those risk factor set forth in Item 1A., "Risk Factors," to the Company's Annual Report on Form 10-K for the year ended May 31, 2009.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The  Registrant  held its Annual Meeting of  Stockholders  on September 30,
     2009.

(b) Eight directors were elected at the Annual Meeting to serve for a term of one year. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

          Name                         Votes For         Votes Withheld
          ----                         ---------         --------------
          Abraham E. Cohen             80,798,427           3,235,728
          Derek Enlander               81,173,101           2,861,054
          John C. K. Hui               79,807,243           4,226,912
          Jun Ma                       80,350,036           3,684,119
          Behnam Movaseghi             80,282,700           3,751,455
          Photios T. Paulson           46,553,391          37,480,764
          Simon Srybnik                80,431,574           3,602,581
          Martin Zeiger                80,502,231           3,531,924

       There were no broker non-votes as to the election of directors.

(c) (i) An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 110,000,000 to 250,000,000 was approved at the Annual Meeting by the following vote:

              Votes For              Votes Against               Abstained
              ---------              -------------               ---------
              72,781,064              10,668,400                  584,691

     There were no broker non-votes as to this matter.

     (ii) Ratification of the appointment of Rothstein, Kass & Company as the Company's independent registered public accountants for the year ending May 31, 2010 was approved at the Annual Meeting by the following vote:

              Votes For            Votes Against                 Abstained
              ---------            -------------                 ---------
              80,944,270             1,242,910                   1,846,975

     There were no broker non-votes as to this matter.

          (d) Not applicable.

ITEM 6 - EXHIBITS:


Exhibits

3 Certificate of Amendment of the Certificate of Incorporation as filed with the Secretary of State of Delaware on October 2, 2009.

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


                                          VASOMEDICAL, INC.

                                 By:      /s/ Jun Ma
                                          --------------------------------------
                                          Jun Ma
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Tarachand Singh
                                          --------------------------------------
                                          Tarachand Singh
                                          Chief Financial Officer


Date:  October 15, 2009