Form 10-Q
period 2009-11-30
VASOMEDICAL INC
filed 2010-01-14
CIK 839087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2009

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
                          Smaller Reporting Company [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]        No  [X]
                                             ---              --

Number of Shares  Outstanding of Common Stock,  $.001 Par Value,  at January 12,
2010                                            99,843,004

Vasomedical, Inc. and Subsidiaries



                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets as of
                           November 30, 2009 and May 31, 2009                  3

                  Consolidated Condensed Statements of Operations for the
                           Three and Six Months Ended November 30, 2009 and
                           November 30, 2008                                   4

                  Consolidated Condensed Statements of Cash Flows for the
                           Six Months Ended November 30, 2009 and
                           November 30, 2008                                   5

                  Notes to Consolidated Condensed Financial Statements         6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    12

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk  22

         Item 4T - Controls and Procedures                                    22

PART II - OTHER INFORMATION

         Item 1A - Risk Factors                                               23

         Item 6 - Exhibits                                                    23

ITEM 1.  FINANCIAL STATEMENTS
                       Vasomedical, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      November 30, 2009        May 31, 2009
                                                                      ------------------      ----------------
                              ASSETS                                     (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                          $         353,601             $ 544,057
   Short-term investments, at fair value                                         68,850               370,523
   Accounts receivable, net of an allowance for doubtful accounts of
     $57,765 at November 30, 2009, and $94,973 at May 31, 2009                  626,039               659,551
   Inventories, net                                                           1,699,779             1,479,724
   Other current assets                                                         158,417               175,511
                                                                      ------------------      ----------------
       Total current assets                                                   2,906,686             3,229,366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,586,371 at November 30, 2009, and $1,562,891 at May 31, 2009             186,906               180,409
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
    $276,025 at November 30, 2009, and  $213,234 at May 31, 2009                312,851               375,643
OTHER ASSETS                                                                    154,880               178,332
                                                                      ------------------      ----------------
                                                                      $       3,561,323       $     3,963,750
                                                                      ==================      ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $         143,162       $       144,467
   Accrued expenses                                                             360,656               360,306
   Sales tax payable                                                            148,133               143,693
   Deferred revenue - current portion                                           871,766               957,258
   Deferred gain on sale-leaseback of building - current portion                 53,245                53,245
   Accrued professional fees                                                     11,175                 9,750
   Trade payable due to related parties                                         240,000               260,000
                                                                      ------------------      ----------------
      Total current liabilities                                               1,828,137             1,928,719
                                                                      ------------------      ----------------

LONG-TERM LIABILITIES
   Deferred revenue, net of current portion                                     251,721               330,449
   Accrued rent expense                                                          17,593                16,040
   Deferred gain on sale-leaseback of building, net of current portion           88,742               115,365
   Other long-term liabilities                                                   11,900                11,900
                                                                      ------------------      ----------------
      Total long-term liabilities                                               369,956               473,754
                                                                      ------------------      ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
      none issued                                                                     -                     -
    Common stock, $.001 par value; 250,000,000 shares authorized;
      99,843,004 shares at November 30, 2009 and May 31, 2009,
      issued and outstanding                                                     99,843                99,843
    Additional paid-in capital                                               48,281,711            48,281,711
    Accumulated deficit                                                     (46,942,426)          (46,744,379)
    Non-controlling interest                                                    (75,898)              (75,898)
                                                                      ------------------      ----------------
       Total stockholders' equity                                             1,363,230             1,561,277
                                                                      ------------------      ----------------
                                                                      $       3,561,323       $     3,963,750
                                                                      ==================      ================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six months ended November 30,    Three months ended November 30,
                                                     -------------------------------------------------------------------
                                                          2009             2008             2009              2008
                                                     ---------------   --------------   --------------    --------------
Revenues
  Equipment sales                                       $ 1,111,157       $ 1,244,794      $   316,509       $   588,298
  Equipment rentals and services                          1,044,344         1,225,752          522,908           570,527
                                                     ---------------   --------------   --------------    --------------
    Total revenues                                        2,155,501         2,470,546          839,417         1,158,825
                                                     ---------------   --------------   --------------    --------------

Cost of Sales and Services
  Cost of sales, equipment                                  510,066           891,345          184,098           363,064
  Cost of equipment rentals and services                    468,935           542,875          216,392           259,997
                                                     ---------------   --------------   --------------    --------------
    Total cost of sales and services                        979,001         1,434,220          400,490           623,061
                                                     ---------------   --------------   --------------    --------------
Gross profit                                              1,176,500         1,036,326          438,927           535,764
                                                     ---------------   --------------   --------------    --------------

Operating Expenses
  Selling, general and administrative                     1,299,032         1,629,143          650,705           685,384
  Research and development                                  204,393           279,954          102,322           147,607
                                                     ---------------   --------------   --------------    --------------
    Total operating expenses                              1,503,425         1,909,097          753,027           832,991
                                                     ---------------   --------------   --------------    --------------
Loss from operations                                       (326,925)         (872,771)        (314,100)         (297,227)
                                                     ---------------   --------------   --------------    --------------

Other Income (Expenses)
  Interest and other income, net                             86,452            36,535            2,480            20,523
  Amortization of deferred gain on
    sale-leaseback of building                               26,623            26,623           13,312            13,312
                                                     ---------------   --------------   --------------    --------------
    Total other income, net                                 113,075             63,158          15,792            33,835
                                                     ---------------   --------------   --------------    --------------

Loss before income taxes                                   (213,850)         (809,613)        (298,308)         (263,392)
  Income tax benefit/(expense), net                          15,804            (7,602)          (1,500)           (3,852)
                                                     ---------------   --------------   --------------    --------------
Net loss applicable to common stockholders              $  (198,046)     $   (817,215)     $  (299,808)      $  (267,244)
                                                     ===============   ==============   ==============    ==============

Net loss per common share
     - basic and diluted                                $     (0.00)     $      (0.01)           (0.00)            (0.00)
                                                     ===============   ==============   ==============    ==============

Weighted average common shares outstanding
     - basic and diluted                                 99,843,004        94,261,960       99,843,004        94,766,893
                                                     ===============   ==============   ==============    ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six months ended November 30,
                                                                                   -------------------------------------
                                                                                         2009                2008
                                                                                   -----------------   -----------------
Cash flows from operating activities
  Net loss                                                                            $ (198,046)         $ (817,215)
  Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                                                          54,851              51,179
   Amortization of deferred gain on sale-leaseback of building                           (26,623)            (26,623)
   Provision for doubtful accounts                                                       (37,208)                  -
   Amortization of deferred distributor costs                                             62,792              50,888
   Stock-based compensation                                                                    -             141,357
   Changes in operating assets and liabilities:
      Accounts receivable                                                                 70,720             214,525
      Inventories, net                                                                  (238,297)           (145,351)
      Other assets                                                                        17,094             (46,333)
      Accounts payable, accrued expenses and other current liabilities                     4,909            (326,431)
      Deferred revenue                                                                  (164,220)           (131,253)
      Accrued rent expense                                                                 1,553               4,385
      Trade payable due to related party                                                 (20,000)            260,000
                                                                                   -----------------   -----------------
  Net cash used in operating activities                                                 (472,475)           (770,872)
                                                                                   -----------------   -----------------

  Cash flows from investing activities
     Purchases of property and equipment                                                 (19,654)             (9,438)
     Purchase of short-term investments                                                  (68,850)                  -
     Redemption of short-term investments                                                370,523                   -
                                                                                   -----------------   -----------------
  Net cash provided by (used in) investing activities                                    282,019              (9,438)
                                                                                   -----------------   -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (190,456)           (780,310)
                                                                                   -----------------   -----------------
  Cash and cash equivalents - beginning of period                                        544,057           2,653,999
                                                                                   -----------------   -----------------
  Cash and cash equivalents - end of period                                            $ 353,601         $ 1,873,689
                                                                                   =================   =================

Non-cash investing and financing activities were as follows:
   Inventories transferred to property and equipment, attributable
     to operating leases, net                                                           $ 18,242            $ 95,921
                                                                                   =================   =================

Supplemental Disclosures
   Income taxes paid                                                                    $  3,202               $ 790
                                                                                   =================   =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009

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

Reclassification

     Certain account balances have been reclassified to conform to current reporting formats.

Critical Accounting Policies

     Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended May 31, 2009, includes a summary of the critical accounting policies used in the preparation of consolidated financial statements. The following policies are effective as of June 1, 2009 and have been implemented by the company for the six months ended November 30, 2009.

     Effective June 1, 2009, the Company implemented Accounting Standards Codification ("ASC") 810, formally Financial Accounting Standards Board ("FASB") SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009

noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

     Effective  June 1, 2009,  the Company  implemented  ASC 825,  formally FASB
Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The ASC requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

     Effective June 1, 2009, the Company implemented ASC 855, formally FASB Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

     Effective July 1, 2009, the FASB confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.

NOTE C - LIQUIDITY

     During the last several years, the Company has incurred operating losses. The Company has attempted to halt the trend of declining revenue by; (i) expanding their international market by enlisting new distributors in new markets, (ii) expanding their domestic sales force with the addition of new personnel and independent representatives, and (iii) the introduction of e-commerce to our website. Additionally, the Comany is also in the process of diversifying its product line and intends to introduce new products in the near future. The Company has also reduced operating costs by reducing personnel and related benefit costs, professional fees, business operating expenses, and renegotiated contract terms for leases and services.

NOTE D - STOCK-BASED COMPENSATION

     The Company complies with U.S. GAAP, which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

     During the six-month period ended November 30, 2009, the Company's Board of Directors did not grant any non-qualified stock options.

     During the six-month period ended November 30, 2009, the Company's Board of Directors did not grant any shares of common stock to employees, outside directors, or outside consultants.

     Stock-based compensation expense recognized under U.S. GAAP was $141,357 for the six months ended November 30, 2008. These expenses are included in selling, general, and administrative in the consolidated condensed statements of operations. The stock-based compensation expenses for such period reflect

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009

share-based awards outstanding during such period, including awards granted both prior and during such period. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of share-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Share-based awards issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of U.S. GAAP.

NOTE E - LOSS PER COMMON SHARE

     Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

     Stock options and warrants, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended November 30, 2009 and November 30, 2008.

                                    November 30, 2009           November 30, 2008
                                 ------------------------     ----------------------
Stock options                           2,598,239                     5,134,877
Warrants                                6,540,252                     6,540,252
                                 ------------------------     ----------------------
                                        9,138,491                    11,675,129
                                 ========================     ======================

NOTE F - FAIR VALUE MEASUREMENTS

     The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with U.S. GAAP.

     The following table presents information about the Company's assets and liabilities measured at fair value as of November 30, 2009:

                                            Quoted Prices         Significant                              Balance
                                               in Active             Other            Significant           as of
                                             Markets for           Observable         Unobservable       November 30,
                                           Identical Assets          Inputs              Inputs              2009
                                          -------------------   -----------------   -----------------  -----------------

Assets

  Cash equivalents invested in
  money market fund (included in
  cash and cash equivalents)                  $ 166,828            $      -            $       -           $ 166,828

  Investments in certificates of
  deposit (included in short-term
  investments)                                   68,850                   -                    -              68,850
                                          -------------------   -----------------   -----------------  -----------------
                                              $ 235,678            $      -            $       -           $ 235,678
                                          ===================   =================   =================  =================

     The fair values of the Company's cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009

NOTE G - INVENTORIES

         Inventories, net of reserves, consist of the following:

                                         November 30, 2009            May 31, 2009
                                        ---------------------     ---------------------
     Raw materials                          $   574,480               $   646,775
     Work in process                            591,541                   522,823
     Finished goods                             533,758                   310,126
                                        ---------------------     ---------------------
                                            $ 1,699,779               $ 1,479,724
                                        =====================     =====================

     At November 30, 2009 and May 31, 2009, the Company had reserves for excess and obsolete inventory of $358,972 and $393,972, respectively.

NOTE H - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

                                            Six months ended   Six months ended   Three months ended    Three months ended
                                              November 30        November 30          November 30          November 30
                                                 2009               2008                 2009                  2008
                                            ----------------   ----------------   -------------------   -------------------
Deferred revenue at the beginning of the period $ 1,268,834        $ 1,618,053           $ 1,176,761           $ 1,662,682
Additions:
  Deferred extended service contracts               542,894            632,893               308,217               186,058
  Deferred in-service and training                   12,500             22,500                 2,500                 5,000
  Deferred service arrangements                      52,500             79,500                10,000                27,000
  Deferred service arrangement obligations                -                600                     -                     -
Recognized as revenue:
  Deferred extended service contracts              (666,437)          (732,218)             (331,982)             (322,091)
  Deferred in-service and training                  (20,000)           (25,000)              (10,000)              (12,500)
  Deferred service arrangements                     (66,804)          (108,328)              (32,009)              (58,749)
  Deferred service arrangement obligations                -             (1,200)                    -                  (600)
                                            ----------------   ----------------   -------------------   -------------------
Deferred revenue at end of period                 1,123,487          1,486,800             1,123,487             1,486,800
  Less: current portion                             871,766          1,067,069               871,766             1,067,069
                                            ----------------   ----------------   -------------------   -------------------
Long-term deferred revenue at end of period       $ 251,721          $ 419,731             $ 251,721             $ 419,731
                                            ================   ================   ===================   ===================

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009

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

     During fiscal 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data. During fiscal 2010, the Company purchased additional ECP therapy systems under the Supplier Agreement for $40,000 from Living Data. Payment terms on certain purchases leave a balance of $240,000 in Trade payable to related party on the accompanying consolidated condensed balance sheet as of November 30, 2009.

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

                       Vasomedical, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                November 30, 2009


NOTE J - COMMITMENTS

Leases

     On August 15, 2007, the Company sold its facility under a five-year sale-leaseback agreement. Future rental payments under the operating lease are as follows:

For the years ended:

                May 31, 2010             $         74,965
                May 31, 2011                      154,427
                May 31, 2012                      160,604
                May 31, 2013                       40,541
                                         ------------------
                Total                    $        430,537
                                         ==================

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

     As  of  November  30,  2009,  there  are  no  recently  issued   accounting
pronouncements that have an impact on the Company's consolidated condensed financial statements.

NOTE L - SUBSEQUENT EVENTS

     The company has evaluated subsequent events through January 12, 2010, as required by US GAAP.

     On December 17, 2009 a meeting of the Company's compensation committee was held and the following stock options were granted:

     Behnam Movaseghi, a member of the board of directors was granted fully vested options with a term of five years to purchase 200,000 shares of the Company's common stock at an exercise price of $0.08 per share.

     Jun Ma, president and chief executive officer of the company was grated fully vested shares with a term of five years to purchase 250,000 shares of the Company's common stock at an exercise price of $0.08 per share.

     On December 17, 2009, the Company started negotiations to purchase from Living Data its inventory of AngioNew 5 and AngioNew 6 model ECP therapy systems in exchange for shares of the Company's common stock.

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

     During the last several years, the Company has incurred operating losses. The Company has attempted to halt the trend of declining revenue by; (i) expanding their international market by enlisting new distributors in new markets, (ii) expanding their domestic sales force with the addition of new personnel and independent representatives, and (iii) the introduction of

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

e-commerce to our website. Additionally, the Comany is also in the process of diversifying its product line and intends to introduce new products in the near future. The Company has also reduced operating costs by reducing personnel and related benefit costs, professional fees, business operating expenses, and renegotiated contract terms for leases and services.

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

     According to the 2010 Update, in 2006 approximately 3.1 million men and 2.7 million women in the United States had CHF and about 670,000 new cases of the disease occur each year. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated cost to the health care system in 2006 in the United States of $39.2 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP(R) therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP(R) Patient Registry(TM) (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP(R) also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP(R) therapy.

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

     Effective June 1, 2009, the Company implemented Accounting Standards Codification ("ASC") 810, formally Financial Accounting Standards Board ("FASB") SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. It also was often presented in combination with other financial statement amounts.

     Effective  June 1, 2009,  the Company  implemented  ASC 825,  formally FASB
Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments," which amends SFAS No. 107, "Disclosures about Fair Value

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Financial Instruments." The ASC requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

     Effective June 1, 2009, the Company implemented ASC 855, formally FASB Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

     Effective July 1, 2009, the FASB confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.

New Accounting Pronouncements

     See Footnote K, "Recently Issued Accounting Pronouncements Not Yet Effective" to our unaudited consolidated condensed financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Consolidated Results of Operations

Three Months Ended November 30, 2009 and November 30, 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the three months ended November 30, 2009 and November 30, 2008, was $839,417 and $1,158,825, respectively, which represented a decrease of $319,408, or approximately 28%. We reported a net loss attributable to common stockholders of $299,808 for the second quarter of fiscal year 2010 compared to a net loss attributable to common stockholders of $267,244 for the second quarter of fiscal 2009. The increase in the net loss is attributed to lower revenues offset by decreases in operating expenses.

Revenues

     Revenue from equipment sales decreased approximately 46% to $316,509 for the three-month period ended November 30, 2009 as compared to $588,298 for the same period in the prior year. The decrease in equipment sales reflects decreased sales volume.

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

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the second quarter of fiscal 2010 decreased approximately $333,426 compared to the same three-month period in the prior year reflecting decreased sales volume.

     Our revenue from equipment rental and services decreased 8% to $522,908 in the second quarter of fiscal 2010 from $570,527 in the second quarter of fiscal year 2009. Revenue from equipment rental and services represented 62% of total revenue in the second quarter of fiscal 2010 and 49% in the same quarter of fiscal 2009. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit decreased to $438,927, or 52% of revenues, for the second quarter of fiscal 2010 compared to $535,764, or 46% of revenues, for the same quarter of fiscal 2009. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 2010 and 2009 were $650,705, or 78% of revenues, and $685,384, or 59% of revenues, respectively, reflecting a decrease of $34,679 or approximately 5%. The decrease in SG&A expenditures in the second quarter of fiscal 2010 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses.

     During the second quarter of fiscal 2010 and 2009 there was no change in the Company's provision for doubtful accounts.

Research and Development

     Research and development ("R&D") expenses of $102,322, or 12% of revenues, for the second quarter of fiscal 2010 decreased by $45,285, or 31%, from $147,607, or 13% of revenues, for the second quarter of fiscal 2009. The decrease is primarily attributable to a decrease in regulatory affairs and personnel expenses.

Interest and Other Income, Net

     Interest and other income for the second quarter of 2010 and 2009, were $2,480 and $20,523, respectively. Interest income reflects interest earned on the Company's cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for the second quarter of fiscal years 2010 and 2009, were $13,312. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense

     During the second quarter of fiscal year 2010 we recorded a provision for income taxes of $1,500. During the second quarter of fiscal year 2009, we recorded a provision for income taxes of $3,750 and incurred an additional expense of $102.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended November 30, 2009 and November 30, 2008

     Net revenue from sales, leases and service of our EECP(R) systems for the six months ended November 30, 2009 and November 30, 2008, was $2,155,501 and $2,470,546, respectively, which represented a decrease of $315,045, or approximately 13%. We reported net loss attributable to common stockholders of $198,046 for the first two quarters of fiscal year 2010 compared to a net loss attributable to common stockholders of $817,215 for the first two quarters of fiscal 2009. The decrease in the net loss was primarily attributed to the decrease in operating expenses, and an increase in other income.

Revenues

     Revenue from equipment sales decreased approximately 11% to $1,111,157 for the six-month period ended November 30, 2009 as compared to $1,244,794 for the same period in the prior year. The decrease in equipment sales reflects decreased sales volume.

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

     Our revenue from the sale of EECP(R) systems and related products to international distributors in the first two quarters of fiscal 2010 decreased approximately $375,440 compared to the same six-month period in the prior year reflecting decreased sales volume.

     Our revenue from equipment rental and services decreased 15% to $1,044,344 in the first two quarters of fiscal 2010 from $1,225,752 in the first two quarters of fiscal year 2009. Revenue from equipment rental and services represented 48% of total revenue in the first two quarters of fiscal 2010 and 50% in the same two quarters of fiscal 2009. The decrease in revenue generated from equipment rentals and services is due to a decrease in the service business, with respect to service contract sale, and service related income generated from units not under contract, as well as, a decrease in accessories and service parts shipped compared to the same quarter of the prior fiscal year.

Gross Profit

     Gross profit increased to $1,176,500, or 55% of revenues, for the first two quarters of fiscal 2010 compared to $1,036,326, or 42% of revenues, for the same two quarters of fiscal 2009. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP(R) systems and the mix of models sold, their respective average selling prices, the mix of EECP(R) units sold, rented or placed during the period, the ongoing costs of servicing EECP(R) systems, and certain fixed period costs, including facilities, payroll and insurance.


Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the first two quarters of fiscal 2010 and 2009 were $1,299,032, or 60% of revenues, and $1,629,143, or 66% of revenues, respectively, reflecting a decrease of $330,111 or approximately 20%. The decrease in SG&A expenditures in the first two quarters of fiscal 2010 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first two quarters of fiscal 2010 the Company's provision for doubtful accounts was reduced by $31,000 as compared to the first two quarters of fiscal year 2009 when there was no change in the Company's provision for doubtful accounts.

Research and Development

     Research and development ("R&D") expenses of $204,393, or 9% of revenues, for the first two quarters of fiscal 2010 decreased by $75,561, or 27%, from $279,954, or 11% of revenues, for the first two quarters of fiscal 2009. The decrease is primarily attributable to a decrease in regulatory affairs and personnel expenses.

Interest and Other Income, Net

     Interest and other income for the first two quarters of 2010 and 2009, were $86,452 and $36,535, respectively. In the first two quarters of fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company's competitors. Interest income reflects interest earned on the Company's cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

     The amortization of deferred gain on sale-leaseback of building for the first two quarters of fiscal years 2010 and 2009, were $26,623. The gain resulted from the Company's sale-leaseback of its facility.

Income Tax Expense

     During the first two quarters of fiscal year 2010 we reversed the provision for income taxes by $15,833 and the Company incurred an additional expense of $29. During the first quarter of fiscal year 2009, we recorded a provision for income taxes of $7,500 and the Company incurred an additional expense of $102.

Liquidity and Capital Resources

Cash and Cash Flow

     We have financed our operations primarily from working capital. At November 30, 2009, we had cash and cash equivalents of $353,601, short-term investments of $68,850 and working capital of $1,078,549 compared to cash and cash equivalents of $544,057, short-term investments of $370,523 and working capital of $1,300,647 at May 31, 2009.

     Cash used in operating activities was $472,475 during the first six months of fiscal year 2010, which consisted of a net loss after non-cash adjustments of $144,234 and cash used by operating assets and liabilities of $328,241. The changes in the accounts balances primarily reflects decreases in accounts receivable of $70,720, Other assets of $17,094, and an increase in accounts payable of $4,909 and accrued rent expense of 1,553, offset by an increase in inventories of $238,297, and decreases in deferred revenue of $164,220 and trade payable due to related party of $20,000. Net accounts receivable were 29% of revenues for the six-month period ended November 30, 2009, as compared to 27% for the six-month period ended November 30, 2008, and accounts receivable turnover was 2.41 times for the six months ended November 30, 2009 as compared to 2.84 times for the six months ended November 30, 2008.

     Investing activities during the six-month period ended November 30, 2009 provided cash of $282,019 and consisted of the redemption of six-month certificates of deposit in the amount of $370,523 offset by the purchase of a twelve-month certificate of deposit for $68,850, and purchases of property and equipment of $19,654.

                       Vasomedical, Inc. and Subsidiaries

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company had no financing activities during the six-month period ended November 30, 2009.

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of November 30, 2009.

                                                  Due thru         Due thru         Due thru
                                               12/1/2009 and    12/1/2010 and    12/1/2012 and         Due
                                   Total         11/30/2010       11/30/2012       11/30/2014       Thereafter
                              ------------------------------------------------------------------------------------
Operating Leases                    $ 430,537       $ 151,429        $ 279,108       $ -              $ -
                              ------------------------------------------------------------------------------------
Total Contractual Cash
 Obligations                        $ 430,537       $ 151,429        $ 279,108       $ -              $ -
                              ====================================================================================

Liquidity

     During the last several years, the Company has incurred operating losses. The Company has attempted to halt the trend of declining revenue by; (i) expanding their international market by enlisting new distributors in new markets, (ii) expanding their domestic sales force with the addition of new personnel and independent representatives, and (iii) the introduction of e-commerce to our website. Additionally, the Comany is also in the process of diversifying its product line and intends to introduce new products in the near future. The Company has also reduced operating costs by reducing personnel and related benefit costs, professional fees, business operating expenses, and renegotiated contract terms for leases and services.

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

ITEM 4T. - CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods. There were no changes during the fiscal quarter ended November 30, 2009 in our internal controls or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

     There have been no material changes in the most significant risk factors in the six months ended November 30, 2009 from those risk factor set forth in Item 1A., "Risk Factors," to the Company's Annual Report on Form 10-K for the year ended May 31, 2009.

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

Date:  January 14, 2010