Form 10-Q/A
period 2009-11-30
VASOMEDICAL INC
filed 2010-06-08
CIK 839087

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


EXPLANATORY NOTE

Vasomedical, Inc. (the "Company," "we,", "us" or "our") is filing this Amendment No. 1 on Form 10-Q/A to our report on Form 10-Q for the quarterly period ended November 30, 2009 (the "Report") for the purpose of amending Exhibit 31.

Except as described above, no other amendments are being made to the Report. This Form 10-Q/A does not reflect events occurring after the January 14, 2010 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendment discussed above.

This amendment should be read in conjunction with our Report on Form 10-Q for the quarterly period ended November 30, 2009 as filed on January 14, 2010.

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