Form 10-Q/A
period 2010-02-28
VASOMEDICAL INC
filed 2010-08-27
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment # 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2010

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASOMEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2871434

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

180 Linden Ave., Westbury, New York 11590

(Address of principal executive offices)

Registrant’s Telephone Number	(516) 997-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ] No  [X]

Number of Shares Outstanding of Common Stock, $.001 Par Value, at April 12, 2010  - 107,667,171

Vasomedical, Inc. and Subsidiaries
EXPLANATORY NOTE

The Quarterly Report on Form 10-Q/A for the three and nine months ended February 28, 2010 was initially filed with the Securities and Exchange Commission (“SEC”) on April 14, 2010 (the “Originally Filed 10-QSB”).  This Amendment No. 1 is being filed to reflect restatements to the following consolidated financial statements: consolidated condensed balance sheet as of February 28, 2010 and the consolidated condensed statements of operations and cash flows for the three and nine months ended February 28, 2010.  At February 28, 2010, we had determined that our inventory allowance could be reduced by approximately $96,000 due to changed facts and assumptions about certain items in inventory and such amount was credited to cost of goods sold and increased net income.  We have subsequently determined that such change to the inventory allowance should be credited to cost of goods sold as the related items are sold and not all at once.  Accordingly, the indicated reduction in our inventory allowance, approximately $96,000, is now deferred until such goods are sold.  For a description of the restatement, see “Restatement” in Note B to the accompanying Consolidated Condensed Financial Statements in this Amendment No. 1.

This Amendment No. 1 amends and restates Item 1 of Part I  Financial Statements (unaudited) and Item 2 of Part I, Managements’ Discussion and Analysis of Financial Condition and Results of Operations.  Except as expressly stated by reference to a later date, no other Information in the Originally Filed Form 10-Q has been amended to reflect events that have occurred at a later date.  Accordingly, this Form 10-Q/A continues to describe conditions and events as of the date of the Originally Filed 10-Q.

For a discussion of events and developments subsequent to February 28, 2010, see:
    •          Our Forms 8-K filed on June 25, 2010  June 29, 2010 and August 25, 2010; and
    •          Our other filings subsequent to April 14, 2010.

INDEX
Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Balance Sheets as of
February 28, 2010 and May 31, 2009	3
Consolidated Condensed Statements of Operations for the
Three and Nine Months Ended February 28, 2010 and
February 28, 2009	4

Consolidated Condensed Statements of Cash Flows for the
Nine Months Ended February 28, 2010 and
February 28, 2009	5
Notes to Consolidated Condensed Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T - Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1A – Risk Factors	25

Item 6 – Exhibits	25

ITEM 1.  FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

	February 28, 2010	May 31, 2009
ASSETS	(unaudited, as restated)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$150,775	$544,057
Short-term investments, at fair value	68,850	370,523
Accounts receivable, net of an allowance for doubtful accounts of
$57,765 at February 28, 2010, and $94,973 at May 31, 2009	787,943	659,551
Inventories, net	2,297,720	1,479,724
Other current assets	116,222	175,511
Total current assets	3,421,510	3,229,366

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,588,961 at February 28, 2010, and $1,562,891 at May 31, 2009	224,281	180,409
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$307,422 at February 28, 2010, and $213,234 at May 31, 2009	281,454	375,643
OTHER ASSETS	143,154	178,332
	$4,070,399	$3,963,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$404,041	$144,467
Accrued expenses	270,544	360,306
Sales tax payable	136,694	143,693
Deferred revenue - current portion	873,661	957,258
Deferred gain on sale-leaseback of building - current portion	53,245	53,245
Accrued professional fees	26,620	9,750
Trade payable due to related party	240,000	260,000
Total current liabilities	2,004,805	1,928,719

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	204,151	330,449
Accrued rent expense	17,597	16,040
Deferred gain on sale-leaseback of building, net of current portion	75,431	115,365
Other long-term liabilities	11,900	11,900
Trade payable due to related party payable in common stock	469,450	-
Total long-term liabilities	778,529	473,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
none issued	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
99,843,004 shares at February 28, 2010 and May 31, 2009,
issued and outstanding	99,843	99,843
Additional paid-in capital	48,309,115	48,281,711
Accumulated deficit	(47,045,995)	(46,744,379)
Non-controlling interest	(75,898)	(75,898)
Total stockholders’ equity	1,287,065	1,561,277
	$4,070,399	$3,963,750

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended February 28,		Three months ended February 28,
	2010	2009	2010	2009
	(unaudited, as restated)		(unaudited, as restated)
Revenues
Equipment sales	$1,700,440	$1,742,093	$589,283	$497,299
Equipment rentals and services	1,562,459	1,717,770	518,115	492,018
Total revenues	3,262,899	3,459,863	1,107,398	989,317

Cost of Sales and Services
Cost of sales, equipment	777,553	1,245,601	267,487	354,256
Cost of equipment rentals and services	675,122	769,525	206,187	226,650
Total cost of sales and services	1,452,675	2,015,126	473,674	580,906
Gross profit	1,810,224	1,444,737	633,724	408,411

Operating Expenses
Selling, general and administrative	1,966,155	2,297,189	667,123	668,046
Research and development	306,086	415,108	101,693	135,154
Total operating expenses	2,272,241	2,712,297	768,816	803,200
Loss from operations	(462,017)	(1,267,560)	(135,092)	(394,789)

Other Income (Expenses)
Interest and other income, net	86,155	48,670	(297)	12,135
Amortization of deferred gain on
sale-leaseback of building	39,934	39,934	13,311	13,311
Total other income, net	126,089	88,604	13,014	25,446

Loss before income taxes	(335,928)	(1,178,956)	(122,078)	(369,343)
Income tax benefit/(expense), net	34,313	(7,697)	18,507	(95)
Net loss applicable to common stockholders	$(301,615)	$(1,186,653)	$(103,571)	$(369,438)

Net loss per common share
- basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	99,843,004	95,468,923	99,843,004	97,931,768

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended February 28,
	2010	2009
	(unaudited, as restated)
Cash flows from operating activities
Net loss	$(301,615)	$(1,186,653)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	85,166	74,939
Amortization of deferred gain on sale-leaseback of building	(39,934)	(39,934)
Recovery of doubtful accounts	(37,208)	-
Amortization of deferred distributor costs	94,189	80,617
Stock-based compensation	27,404	141,357
Changes in operating assets and liabilities:
Accounts receivable	(91,184)	33,192
Inventories, net	(420,678)	(110,222)
Other assets	59,289	(95,055)
Accounts payable, accrued expenses and other current liabilities	179,683	(276,193)
Deferred revenue	(209,895)	(174,952)
Accrued rent expense	1,557	5,885
Trade payable due to related party	(20,000)	200,000
Net cash used in operating activities	(673,226)	(1,347,019)

Cash flows from investing activities
Purchases of property and equipment	(21,729)	(10,314)
Purchase of short-term investments	(68,850)	(299,074)
Redemption of short-term investments	370,523	-
Net cash provided by (used in) investing activities	279,944	(309,388)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(393,282)	(1,656,407)
Cash and cash equivalents - beginning of period	544,057	2,653,999
Cash and cash equivalents - end of period	$150,775	$997,592

Non-cash investing and financing activities were as follows:
Inventories transferred to property and equipment, attributable
to operating leases, net	$72,132	$116,978
Trade payable due to related party payable in common stock	$469,450	$-

Supplemental Disclosures
Income taxes paid	$4,111	$2,113

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2010
NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.

NOTE B – RESTATEMENT

At February 28, 2010 we determined that our inventory allowance could be reduced by approximately $96,000 due to changed facts and assumptions about certain items in inventory and such amount was credited to cost of goods sold and increased net income.  We have subsequently determined that such change to the inventory allowance should be credited to cost of goods sold as the related items are sold and not all at once.  Accordingly, recognition of the indicated reduction in our inventory allowance, approximately $96,000, is now deferred until such goods are sold.  The restatement had no cash effect on the Company's statement of cash flows for the nine-month period ending February 28, 2010.  The effect of this change increases net loss and net loss per share as follows:
	Nine months ended February 28, 2010	Three months ended February 28, 2010

Net loss, as originally reported	$(205,407)	$(7,363)
Restore inventory valuation	(96,208)	(96,208)
Net loss, as restated	(301,615)	(103,571)

Net loss per common share, basic and diluted,
as originally reported	$0.00	$0.00
Restore inventory valuation	$0.00	$0.00
Net loss per common share, basic and diluted,
as restated	$0.00	$0.00

The effect of this change is also to decrease total assets and increase stockholders’ deficit at February 28, 2010 as follows:

	February	28,	2010
	Stockholders’		Total
	Equity		Assets

As originally reported	$1,383,273		$4,166,607
Restore inventory valuation	(96,208)		(96,208)
As restated	$1,287,065		$4,070,399

NOTE C - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

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

Effective June 1, 2009, the Company implemented Accounting Standards Codification (“ASC”) 810, formally Financial Accounting Standards Board (“FASB”) SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income.  It also was often presented in combination with other financial statement amounts.

Effective June 1, 2009, the Company implemented ASC 825, formally FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The ASC requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Effective June 1, 2009, the Company implemented ASC 855, formally FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2010
NOTE D - LIQUIDITY

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

NOTE E – STOCK-BASED COMPENSATION

The Company complies with U.S. GAAP which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the nine-month period ended February 28, 2010, the Company’s Board of Directors granted non-qualified stock options of 200,000 shares to one outside director and 250,000 shares to one officer. These options vested immediately upon grant and have a period of five years.

During the nine-month period ended February 28, 2010, the Company’s Board of Directors did not grant any shares of common stock to employees, outside directors, or outside consultants.

Stock-based compensation expense recognized under U.S. GAAP was $27,404 and $141,357 for the nine months ended February 28, 2010 and 2009, respectively.  These expenses are included in selling, general, and administrative in the consolidated condensed statements of operations.  The stock-based compensation expenses for such period reflect share-based awards outstanding during such period, including awards granted both prior and during such period. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of share-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

NOTE F – LOSS PER COMMON SHARE

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

	February 28, 2010	February 28, 2009
Stock options	3,048,239	4,847,977
Warrants	6,540,252	6,540,252
	9,588,491	11,388,229

NOTE G – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with U.S. GAAP.

The following table presents information about the Company’s assets and liabilities measured at fair value as of February 28, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant	Balances
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2010

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2010
NOTE H – INVENTORIES

Inventories, net of reserves, consist of the following:
	February 28, 2010	May 31, 2009

Raw materials	$603,380	$646,775
Work in process	682,628	522,823
Finished goods	1,011,712	310,126
	$2,297,720	$1,479,724

At February 28, 2010 and May 31, 2009, the Company had reserves for excess and obsolete inventory of $358,971 and $393,972, respectively.

NOTE I - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
	Nine months ended February 28,	Nine months ended February 28,	Three months ended February 28,	Three months ended February 28,
	2010	2009	2010	2009
Deferred revenue at the beginning of the period	$1,287,707	$1,618,053	$1,123,487	$1,486,800
Additions:
Deferred extended service contracts	798,470	926,241	274,449	293,348
Deferred in-service and training	17,500	27,500	5,000	5,000
Deferred service arrangements	62,500	93,000	10,000	22,500
Deferred service arrangement obligations	-	600	-	-
Recognized as revenue:
Deferred extended service contracts	(968,926)	(1,046,066)	(302,489)	(313,848)
Deferred in-service and training	(25,000)	(27,500)	(5,000)	(2,500)
Deferred service arrangements	(94,439)	(146,327)	(27,635)	(46,999)
Deferred service arrangement obligations	-	(2,400)	-	(1,200)
Deferred revenue at end of period	1,077,812	1,443,101	1,077,812	1,443,101
Less: current portion	873,661	1,046,664	873,661	1,046,664
Long-term deferred revenue at end of period	$204,151	$396,437	$204,151	$396,437

NOTE J – RELATED-PARTY TRANSACTIONS

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

On February 28, 2010, the Company entered into an Amendment to the Supplier Agreement with Living Data to terminate the Supplier Agreement to permit Vasomedical to manufacture or cause to be manufactured EECP systems at its will.  In connection to this termination, Vasomedical purchased Living Data's remaining inventory at cost and valued at $469,450, which is payable in common stock valued at the closing price on the contract date.

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

During fiscal 2009, the Company purchased ECP therapy systems under the Supplier Agreement for $595,000 from Living Data.  During fiscal 2010, the Company purchased additional ECP therapy systems under the Supplier Agreement for $509,450 from Living Data, including $469,450 purchased in February 2010, shown in Trade payable due to related party payable in common stock on the accompanying consolidated condensed balance sheet as of February 28, 2010 (See Note M).  Payment terms on certain purchases leave a balance of $240,000 in Trade payable due to related party on the accompanying consolidated condensed balance sheet as of February 28, 2010.

During fiscal 2009, Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People’s Republic of China that manufactures Ambulatory Blood Pressure Monitors, Ambulatory ECG Recorders and Holter & ABPM Combiner Recorders, for $20,000 payable to Living Data based on certain terms and conditions.  The Company must also pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher), and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment. The Company started to sell these systems in the United States and other countries now that certain regulatory clearance has been obtained.

During fiscal 2009, Living Data assigned to Vasomedical, Inc. all of its rights and interests under its Distributorship Agreement with a corporation organized and existing under the laws of the People’s Republic of China, that manufactures Ultrasound Scanners, for $20,000 payable to Living Data based on certain terms and conditions.  The Company must also pay to Living Data 5% of the selling price or 5% of the cost of all goods sold (whichever is higher) and 5% of the cost of all goods transferred but not sold under the Assignment Agreement to Living Data based on sales of this equipment.  The Company has elected to defer selling these systems in the United States and other countries at this time.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2010

Further, Kerns provides the Company, free of charge, part-time use of one of its Information Technology (IT) employees as well as one of their IT consultants to provide the Company with IT and database support services.

NOTE K - COMMITMENTS

Leases

On August 15, 2007, the Company sold its facility under a five-year sale-leaseback agreement.  Future rental payments under the operating lease are as follows:

For the years ended:

May 31, 2010	$37,482
May 31, 2011	154,427
May 31, 2012	160,604
May 31, 2013	40,541
Total	$393,054

NOTE L - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

As of February 28, 2010, there are no recently issued accounting pronouncements that have an impact on the Company’s consolidated condensed financial statements.

NOTE M – SUBSEQUENT EVENTS

Pursuant to the February 28, 2010  amendment to the Supplier Agreement (See Note J), on March 16, 2010, Vasomedical issued to Living Data 7,824,167 shares of its common stock valued at  $469,450 as consideration for certain EECP® Therapy Systems purchased in February 2010.  The value per share was based on the closing price of the common stock on the date of the agreement.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
February 28, 2010

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated in the United States for use in cases of stable or unstable angina, congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock. The EECP® therapy is a non-invasive, outpatient treatment of diseases of the cardiovascular system. The therapy serves to increase circulation in areas of the heart with less than adequate blood supply and helps restore systemic vascular function. The therapy also increases blood flow and oxygen supply to the heart muscle and other organs and decreases the heart’s workload and reduces oxygen demand, while also improving function of the endothelium, the lining of blood vessels throughout the body, lessening resistance to blood flow.  We provide hospitals, clinics and physician private practices with EECP® equipment, treatment guidance, and a staff training and equipment maintenance program designed to provide optimal patient outcomes. EECP® is a registered trademark for Vasomedical's Enhanced External Counterpulsation therapy and systems.  For more information, visit www.vasomedical.com.

Cardiovascular disease (“CVD”) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 2.4 million lives in the United States in 2005 and was responsible for 1 of every 5 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2009 Update (“2009 Update”). Approximately 80 million Americans suffer from some form of cardiovascular disease. Among these, 16.8 million have coronary heart disease (“CHD”).

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

We also market our EECP systems outside the United Stated primarily through distributors in over 30 countries/regions.  They have been used in many of these countries/region for ischemic diseases in addition to cardiac indications.

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

Market Overview

Angina

Angina pectoris is the medical term for a recurring pain or discomfort in the chest due to coronary artery disease (“CAD”). Angina is a symptom of a condition called myocardial ischemia, which occurs when the heart muscle or myocardium doesn’t receive sufficient blood, hence as much oxygen, as it needs. This usually happens because one or more of the heart’s arteries, the blood vessels that supply blood to the heart muscle, is narrow or blocked. Insufficient blood supply to meet the need of the organ to function is called ischemia.

The cardinal symptom of stable CAD is anginal chest pain or equivalent symptoms, such as exertional dyspnea or fatigue. Angina is uncomfortable pressure, fullness, squeezing or pain, usually occurring in the center of the chest under the breastbone. The discomfort also may be felt in the neck, jaw, shoulder, back or arm, and shortness of breath and fatigue. Often the patient suffers not only from the discomfort of the symptom itself but also from the accompanying limitations on activities and the associated anxiety that the symptoms may produce. Uncertainty about prognosis may be an additional source of anxiety. For some patients, the predominant symptoms may be palpitations or syncope that is caused by arrhythmias or fatigue, edema, or orthopnea caused by heart failure. Episodes of angina occur when the heart’s need for oxygen increases beyond the oxygen available from the blood nourishing the heart. Physical exertion is the most common trigger, but not the only one for angina. For example, running to catch a bus could trigger an attack of angina while walking might not. Angina may happen during exercise, periods of emotional stress, exposure to extreme cold or heat, heavy meals, alcohol consumption or cigarette smoking. Some people, such as those with a coronary artery spasm, may have angina when they are resting.

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

In February 1999, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program for more than 44 million beneficiaries now, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina. Medicare reimbursement guidelines have a significant impact in determining the available market for EECP® therapy. We believe that over 65% of the patients that receive EECP® therapy are Medicare patients, and many of the balance are covered by third-party payers. Medicare guidelines, limit reimbursement for EECP® therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy. As a result, an important element of our strategy is to grow the market for EECP® therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP® therapy to compete more with other therapies for ischemic heart disease.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010
Congestive Heart Failure (“CHF”)

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

CHF is treated with medication and, sometimes, surgery on heart valves or the coronary arteries and, in certain severe cases, heart transplants. Left ventricular assist devices (“LVADs”) and the use of cardiac resynchronization and implantable defibrillators are useful in selected patients with heart failure. Still, no consensus therapy currently exists for CHF and patients must currently suffer their symptoms chronically and have a reduced life expectancy.

According to the 2009 Update, in 2006 approximately 3.1 million men and 2.7 million women in the United States had CHF and about 670,000 new cases of the disease occur each year. The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks. Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to CHF. The economic burden of congestive heart failure is enormous with an estimated cost to the health care system in 2006 in the United States of $39.2 billion. Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP® therapy. Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition. It is noteworthy that data collected from the International EECP® Patient Registry™ (“IEPR”) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP® also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP® therapy.

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

The preliminary results of the PEECH™ trial were presented at the American College of Cardiology scientific sessions in March 2005.  On June 20, 2005, CMS accepted our application for expansion of reimbursement coverage of EECP® therapy to include patients with New York Heart Association (NYHA) Class II/III stable heart failure symptoms with an ejection fraction of less than or equal to 35% (i.e. chronic, stable, mild-to-moderate systolic heart failure as a primary indication), as well as patients with Canadian Cardiovascular Society Classification (CCSC) II (i.e. chronic, stable mild angina).

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010

On March 20, 2006, CMS issued their Decision Memorandum regarding this reconsideration with the opinion that the evidence was not adequate to support an extension of coverage.  They did, however, reiterate in the decision memorandum that “Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (“NCD”) manual will remain in effect” for refractory angina patients.

On August 25, 2006, the results of the PEECH™ trial were initially published online by the Journal of the American College of Cardiology (“JACC”) and in print in its September 19, 2006 issue. JACC is the official journal of the American College of Cardiology.

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

Other International Indications

Currently in the United States EECP® Therapy is cleared for marketing by the Food and Drug Administration (“FDA”) for use in unstable and stable angina pectoris, acute myocardial infarction, congestive heart failure and cardiogenic shock. The Centers for Medicare and Medicaid Services (“CMS”) and many third party insurance companies are covering EECP® therapy only for refractory angina patients who have been diagnosed with disabling angina  (Class III or Class IV, Canadian Cardiovascular Society Classification or equivalent classification) who in the opinion of a cardiologist or cardiothoracic surgeon are not readily amenable to surgical intervention because their condition is inoperable, and/or their coronary anatomy is not readily amenable to such procedures, and/or they have comorbid conditions which can create excessive risk.

However, these marketing restrictions in the United States may not be imposed internationally. Research during the past ten years with approximately 155 scientific and clinical papers published in peer-reviewed journals and 250 presentations delivered in major scientific meetings indicated that EECP is also beneficial to be used as a preventive therapy for the progression of cardiovascular disease.

EECP has also been reported demonstrating EECP is also beneficial for the treatment of renal disease, and cerebrovascular disease. Other potential clinical indications can be explored by the numerous papers describing the mechanisms of action of EECP® therapy. There are many pathophysiological pathways by which EECP® therapy achieves its long-term clinical beneficial effects. There is evidence of improved endothelial function via the hemodynamic effects of increasing shear stress on the arterial wall, reducing arterial stiffness and providing protective effects against inflammation, thereby inhibiting intima hyperplasia and atherosclerosis. There is also evidence suggesting that EECP® therapy triggers a neurohomonal response by the improvement of endothelial function that induces the production of angiogenic and vasodilatation factors, which together with the hemodynamic effects of increasing pressure gradients across the occlusive site during EECP® therapy, promote recruitment of new arteries, while dilating and normalizing the function of existing blood vessels. The recruitment of new arteries, known as collateral circulation, bypasses blocked or narrowed vessels and increases blood flow to ischemic areas of the organs that are receiving an inadequate supply of blood. In addition, EECP® treatment increases the release of circulating endothelial progenitor cells, and at the same time increases the shear stress acting on the endothelium, leading to inhibition of smooth muscle cells in the arterial wall to proliferate and migrate, stopping the process of atherosclerosis and preventing cardiovascular disease progression.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010

•	Hemodynamic effectiveness
o	Increase cardiac output by 60-70% and coronary blood flow velocity by approximate 109%
o	Increase pulsatile endothelial shear stress more than 2-fold
•	Improving vascular tone (the ability of blood vessels to dilate to increase blood flow to supply the metabolic needs of organs)
o	Increase production of endothelial nitric oxide synthase (eNOS)
o	Increase release of nitric oxide (vascular relaxation factor), and reduce endothilin-1 (a potent vasoconstrictive agent)
o	Improve flow-mediated vasodilation (a measure of endothelial dysfunction)
•	Improving arterial compliance
o	Relaxing arterial stiffness
o	Increase diameter of artery
•	Improving blood pressure (by decreasing vascular resistance)
o	Reduce blood pressure in patients with hypertension
o	Increase blood pressure in patients with hypotension
•	Promoting angiogenesis collateral competence (recruiting new blood vessels to ischemic regions lacking of blood flow)
o	Improve myocardial perfusion
o	Increase release of angiogenic factors
o	Increase collateral flow index
•	Inhibiting intimal hyperplasia and smooth muscle cells proliferation and migration
•	Reducing inflammatory and adhesion processes
•	Activating endothelial progenitor stem cells to replace damaged endothelial cells.

In summary, it has been documented that the short-term increase of blood flow produced by EECP® treatment leads to long-term benefits by improving endothelial function, promoting collateral circulation and inhibiting the atherosclerotic process. Vasomedical intends to harvest the understanding of the mechanisms of EECP® treatment from so many perspectives, together with the fact that EECP is safe and noninvasive, points to a natural conclusion that EECP® Therapy should be used not only in the treatment of refractory angina and heart failure, it should be used as a first line of defense in the prevention of progression of diseases, including coronary artery disease, metabolic syndrome, renal failure, and stroke.

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

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010

During EECP® therapy, the patient lies on a contoured treatment table while three sets of inflatable pressure cuffs, resembling oversized blood pressure cuffs, are wrapped around the calves, and the lower and upper thighs, including the buttocks. The system is synchronized to the individual patient’s cardiac cycle triggering the system to inflate the cuffs rapidly and sequentially -- via computer-interpreted ECG signals -- starting from the calves and proceeding upward to the buttocks during the relaxation phase of each heartbeat (diastole). This has the effect of creating a strong retrograde arterial wave in the arterial system, forcing freshly oxygenated blood towards the heart and coronary arteries at a time when resistance to coronary blood flow is at its lowest level. The inflation of cuffs also simultaneously increases the volume of venous blood that is returned to the heart when the heart is filling up for ejection in the contracting phase. Just prior to the next heartbeat when the heart begins to eject blood by contracting (systole), all three cuffs simultaneously deflate, leaving an empty vascular space to receive blood ejecting from the heart, thereby significantly reducing the workload of the heart. This is achieved because the vascular beds in the lower extremities are relatively empty when the cuffs are deflated, significantly lowering the resistance, and provide vascular space to receive the blood ejected by the heart, reducing the amount of work the heart must do to pump oxygenated blood to the rest of the body. The inflation/deflation activity is monitored constantly and coordinated by a computerized console that interprets electrocardiogram signals from the patient’s heart, monitors heart rhythm and rate information, and actuates the inflation and deflation in synchronization with the cardiac cycles. The end result of this sequential “squeezing” of the legs is to create a pressure wave that significantly increases peak diastolic pressure benefiting circulation to the heart muscle and other organs, increases venous return so that the heart has more blood volume to eject out, and increases cardiac output. The release of external pressure produces reduction of systolic pressure, thereby reducing the workload of the heart. This reduction of vascular resistance insures that the heart does not have to work as hard to pump large amounts of blood through the body to help supply its metabolic needs.

While scientific and clinical studies are continued to be published to explain the precise scientific means by which EECP® therapy achieves its long-term beneficial effects, there is evidence to suggest that the EECP® therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels. The recruitment of new arteries known as “collateral blood vessels” bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that are receiving an inadequate supply of blood. There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to insure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body’s organs and tissues and as a result the required workload of the heart.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2009.  The following accounting policies are effective for the current interim reporting period.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010

Effective June 1, 2009, the Company implemented Accounting Standards Codification (“ASC”) 810, formally Financial Accounting Standards Board (“FASB”) SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income.  It also was often presented in combination with other financial statement amounts.

Effective June 1, 2009, the Company implemented ASC 825, formally FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The ASC requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Effective June 1, 2009, the Company implemented ASC 855, formally FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

New Accounting Pronouncements

See Footnote L, “Recently Issued Accounting Pronouncements Not Yet Effective" to our unaudited consolidated condensed financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Consolidated Results of Operations

Three Months Ended February 28, 2010 and February 28, 2009

Net revenue from sales, leases and service of our EECP® systems for the three months ended February 28, 2010 and February 28, 2009, was $1,107,398 and $989,317, respectively, which represented an increase of $118,081, or approximately 12%. We reported a net loss attributable to common stockholders of $103,571 for the third quarter of fiscal year 2010 compared to a net loss attributable to common stockholders of $369,438 for the third quarter of fiscal 2009. The decrease in the net loss is attributed to higher revenues and decreased operating expenses.

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

Gross Profit

Gross profit increased to $633,724, or 57% of revenues, for the third quarter of fiscal 2010 compared to $408,411, or 41% of revenues, for the same quarter of fiscal 2009. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.   At February 28, 2010, the Company determined that inventory allowances of approximately $96,000 were no longer necessary and such amount will be credited to gross profit as such inventory is incorporated into products and sold to customers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2010 and 2009, were $667,123, or 60% of revenues, and $668,046, or 68% of revenues, respectively, reflecting a decrease of $923 or less than 1%. The decrease in SG&A expenditures in the third quarter of fiscal 2010 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses offset by stock-based compensation expense recognized under U.S. GAAP.

During the third quarter of fiscal 2010 and 2009, there was no change in the Company’s provision for doubtful accounts.

Research and Development

Research and development (“R&D”) expenses of $101,693, or 9% of revenues, for the third quarter of fiscal 2010 decreased by $33,461, or 25%, from $135,154, or 14% of revenues, for the third quarter of fiscal 2009. The decrease is primarily attributable to a decrease in regulatory affairs and personnel expenses.

Interest and Other Income, Net

Interest and other income for the third quarter of 2010 and 2009, was an expense of $297 and income of $12,135, respectively. Interest income reflects interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the third quarter of fiscal years 2010 and 2009, were $13,311.   The gain resulted from the Company’s sale-leaseback of its facility.

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

 Nine months Ended February 28, 2010 and February 28, 2009

Net revenue from sales, leases and service of our EECP® systems for the nine months ended February 28, 2010 and February 28, 2009, was $3,262,899 and $3,459,863, respectively, which represented a decrease of $196,964, or approximately  6%. We reported net loss attributable to common stockholders of $301,615 for the first three quarters of fiscal year 2010 compared to a net loss attributable to common stockholders of $1,186,653 for the first three quarters of fiscal 2009. The decrease in the net loss was primarily attributed to the decrease in operating expenses, and an increase in other income.

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

Gross Profit

Gross profit increased to $1,810,224, or 55% of revenues, for the first three quarters of fiscal 2010 compared to $1,444,737, or 42% of revenues, for the same three quarters of fiscal 2009. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
February 28, 2010

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first three quarters of fiscal 2010 and 2009 were $1,966,155, or 60% of revenues, and $2,297,189, or 66% of revenues, respectively, reflecting a decrease of $331,034 or approximately 14%. The decrease in SG&A expenditures in the first three quarters of fiscal 2010 resulted primarily from decreased administrative expenses in wages and benefits, professional fees, and insurance expenses.

During the first three quarters of fiscal 2010 the Company’s provision for doubtful accounts was reduced by $31,000 as compared to the first three quarters of fiscal year 2009 when there was no change in the Company’s provision for doubtful accounts.

Research and Development

Research and development (“R&D”) expenses of $306,086, or 9% of revenues, for the first three quarters of fiscal 2010 decreased by $109,022, or 26%, from $415,108, or 12% of revenues, for the first three quarters of fiscal 2009. The decrease is primarily attributable to a decrease in regulatory affairs and personnel expenses.

Interest and Other Income, Net

Interest and other income for the first three quarters of 2010 and 2009, were $86,155 and $48,670, respectively. In the first three quarters of fiscal year 2010, other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.   Interest income reflects interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first three quarters of fiscal years 2010 and 2009, were $39,934.   The gain resulted from the Company’s sale-leaseback of its facility.

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

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital. At February 28, 2010, we had cash and cash equivalents of $150,775, short-term investments of $68,850 and working capital of $1,416,705 compared to cash and cash equivalents of $544,057, short-term investments of $370,523 and working capital of $1,300,647 at May 31, 2009.

Cash used in operating activities was $673,226 during the first nine months of fiscal year 2010, which consisted of a net loss after non-cash adjustments of $171,998 and cash used by operating assets and liabilities of $501,228. The changes in the account balances primarily reflects decreases in other assets of $59,289, and an increase in accounts payable of $179,683, and accrued rent expense of $1,557, offset by increases in accounts receivable of $91,184, net inventories of $420,678, and decreases in deferred revenue of $209,895, and trade payable due to related party of $20,000.   Net accounts receivable were 24% of revenues for the nine-month period ended February 28, 2010, as compared to 20% for the nine-month period ended February 28, 2009, and accounts receivable turnover was 3.41 times for the nine months ended February 28, 2010 as compared to 3.61 times for the nine months ended February 28, 2009.

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

Vasomedical, Inc. and Subsidiaries

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Item 7A in the Company’s 2009 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk.  No material change regarding this information has occurred since that filing.

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

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

There have been no material changes in the most significant risk factors in the nine months ended February 28, 2010 from those risk factor set forth in Item 1A., “Risk Factors,” to the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

ITEM 6 – EXHIBITS:

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

VASOMEDICAL, INC.

By:           /s/ Jun Ma
Jun Ma
President, Chief Executive Officer & Interim Chief Financial Officer

Date:   August 27, 2010