Form 10-K/A
period 2010-05-31
VASOMEDICAL INC
filed 2010-09-28
CIK 839087

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
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Vasomedical, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended May 31, 2010 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended,  (the “Exchange Act”).  We will not file our proxy statement within 120 days of our fiscal year ended May 31, 2010, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.
This amendment also includes audited financial statements that are accompanied by a report signed by our Independent Registered Public Accounting Firm.   No changes have been made to the audited financial statements.

Except as described above, no other amendments are being made to this Report.  This Form 10-K/A does not reflect events occurring after the August 30, 2010 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

This amendment should be read in conjunction with our Annual Report for the year ended May 31, 2010 filed on Form 10-K on August 30, 2010.

INDEX TO FORM 10-K/A

                                                                                                                 Page

PART III

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of September 24, 2010, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Simon Srybnik (3)(4)	94	Chairman of the Board and Director	June, 2007
Derek Enlander (1)(2)	62	Director	July, 2007
Jun Ma	47	President and Chief Executive Officer	June, 2007
Behnam Movaseghi (2)	57	Director	July, 2007
William Dempsey (2)	56	Director	June, 2010
Peter C. Castle (1)	42	Director	August, 2010

(1)	Member of the Audit Committee
(2)	Member of Compensation Committee
(3)	Member of the Corporate Governance Committee
(4)	Ex-officio member of all committees

The following is a brief account of the business experience for at least the past five years of our directors:

Simon Srybnik has been a director since June 2007 and Chairman of the Board since June 2010.   He is the Chairman of the Board of Kerns Manufacturing Corp. and Living Data Technology Corp.  A lifetime entrepreneur and industrialist, Mr. Srybnik has founded and managed many companies in various industries including machinery and process equipment, aerospace and defense, biology and healthcare.

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

Jun Ma, PhD has been a director since June 2007 and was appointed President and Chief Executive Officer of the Company on October 16, 2008.   Dr. Jun Ma has been an associate professor in engineering at New York Institute of Technology since 1997 and an assistant professor from 1993 to 1997.  Previously Dr. Ma provided technology and business consulting services to several companies in aerospace, automotive, biomedical, medical device, and other industries, including Kerns Manufacturing Corp. and Living Data Technology Corp., both of which are stockholders of our Company.

Behnam Movaseghi has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

William Dempsey has been a director since June 2010.  Mr. Dempsey is the former owner and Managing Director of Cardiac Services Ireland, Ltd., a healthcare and distribution company in Ireland and the United Kingdom.  He has over 30 years experience in the healthcare and distribution market in Ireland.  Mr. Dempsey successfully built and grew Cardiac Services Ireland Ltd. into one of the country’s leading suppliers of cardiology, anesthesia, imaging, fetal and obstetrical patient monitoring and resuscitation products.

Peter Castle has been a director since August 2010.  Mr. Castle is currently the President and Chief Operating Officer of NetWolves Corporation, where he has been employed since 1998.  Mr. Castle also held the position of Chief Financial Officer from 2001 until October 2009, Vice President of Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary from August 1999.  NetWolves is a global telecommunications and Internet managed services provider offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers worldwide.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the fiscal year ended May 31, 2010, (“fiscal 2010”) the Audit Committee consisted of Photios T. Paulson, who served as the committee chair during fiscal 2010, Derek Enlander and Martin Zeiger until his resignation in April 2010.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that the addition of Peter Castle in August 2010 fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During fiscal 2010, the Compensation Committee consisted of Martin Zeiger, who served as the committee chair, until his resignation in April 2010, Derek Enlander, and Photios T. Paulson.  None of these persons were our officers or employees during fiscal 2010 or, except as otherwise disclosed, had any relationship requiring disclosure in this Form 10-K/A.

The Compensation Committee operates under a charter approved by the Board of Directors.    The Compensation Committee charter is available on our website.

Corporate Governance Committee

The Board of Directors has established a Corporate Governance Committee.  During fiscal 2010, the Corporate Governance Committee consisted of John C.K. Hui, who served as committee chair until his resignation in June 2010, Simon Srybnik and Martin Zeiger until his resignation in April 2010. The Corporate Governance Committee monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

The Corporate Governance Committee operates under a charter approved by the Board of Directors.  The Corporate Governance Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the fiscal year ended May 31, 2010 there were:

•	7 meetings of the Board of Directors
•	4 meetings of the Audit Committee
•	1 meeting of the Compensation Committee

The Corporate Governance Committee did not hold any meetings during the fiscal year ended May 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2010, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company.  A copy of the Code can be found on our website, www.vasomedical.com.  The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Executive Officers of the Registrant

As of September 24, 2010 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	47	President, Chief Executive Officer and Director
Jonathan Newton	49	Chief Financial Officer
John C.K. Hui, PhD	64	Senior Vice-President and Chief Technology Officer

Jonathan P. Newton was appointed Chief Financial Officer of the Company effective September 1, 2010.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   His responsibilities included the development of sophisticated financial forecasting models, preparing the annual budget, long-term strategic planning, cost analysis and SOX compliance.  From August 2001 to June 2006, Mr. Newton was Vasomedical’s Director of Budgets and Analysis.  In that capacity, his responsibilities included preparing annual budgets and forecasts, revenue, margin and cost analyses for management and the Company’s outside auditors, Board of Directors presentations, and preparation of the Company’s quarterly and annual SEC filings.  Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a certified public accountant .  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

John C. K. Hui, Ph.D. has been our Senior Vice President and Chief Technology Officer since October 16, 2008, our President, Chief Executive Officer and Chief Technology Officer from April 1, 2007 through October 15, 2008, as well as a director since February 1995. From February 1995 until April 2007, he was a Senior Vice President.  Dr. Hui has been an Assistant Professor in the Department of Surgery and Division of Cardiology at the State University of Stony Brook, New York since 1978. He has also been a scientist in the medical department of Brookhaven National Laboratories. Dr. Hui was CEO and President of and a principal stockholder in Vasogenics, Inc. at the time of its acquisition by us in January 1995.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”) for services rendered for fiscal 2010 and the year ended May 31, 2009 (“fiscal 2009”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jun Ma, PhD	2010	$148,471	-	$25,000	$20,000	-	-	$1,195	$194,666
Chief Executive Officer (3)	2009	$97,817	-	$10,000	-	-	-	$583	$108,400
John C. K. Hui	2010	$157,151	-	$20,000	-	-	-	$22,286	$199,437
Senior Vice President and Chief Technology Officer	2009	$178,525	-	-	-	-	-	$19,049	$197,574
(Chief Executive Officer) (4)
Tarachand Singh	2010	$120,000	-	-	-	-	-	$11,368	$131,368
(Chief Financial Officer) (5)	2009	$26,630	-	$4,000	-	-	-	$2,858	$33,488
Tricia Efstathiou	2009	$78,953	-	-	-	-	-	$8,405	$87,358
(Chief Financial Officer) (6)

(1)	Represents premiums paid on medical, dental, life and disability group benefit plans, as well as amounts matched in the Company’s 401(k) Plan.
(2)	Option awards are valued at the fair market value times the number of shares (which represent the fair market value of the underlying common stock at the time of the respective grants).
(3)
Dr. Ma has served as President and Chief Executive Officer since October 16, 2008; Dr. Ma received common stock valued at $5,000 for service as a director prior to being named President and Chief Executive Officer.

(4)	Dr. Hui was President and Chief Executive Officer from April 30, 2007 to October 15, 2008.
(5)	Mr. Singh was Chief Financial Officer from March 11, 2009 to August 26, 2010.
(6)	Ms. Efstathiou was Chief Financial Officer from September 20, 2006 to November 5, 2008.

The following table describes each component of the “All Other Compensation” column in the “Summary Compensation Table” above.

	Fiscal Year	Matching Contribution to 401K Plan	Supplemental Life Insurance	Medical Insurance Benefits	Other Personal Including Personal Use of Auto	Total
Jun Ma	2010	-	$ 1,195	-	-	$ 1,195
	2009	-	$ 583	-	-	$ 583
John C. K. Hui	2010	$ 886	$ 1,228	$ 20,172	-	$ 22,286
	2009	$ 1,038	$ 1,156	$ 16,855	-	$ 19,049
Tarachand Singh	2010	$ 960	$ 1,103	$ 9,305	-	$ 11,368
	2009	$ 475	$ 216	$ 2,167	-	$ 2,858
Tricia Efstathiou	2009	$ 474	$ 514	$ 7,417	-	$ 8,405

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at May 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
	250,000	-	-	$0.08	12/17/2014
John C.K. Hui, PhD	50,000	-	-	$3.96	7/11/2011	-	-	-	-
	50,000	-	-	$1.11	7/12/2014	-	-	-	-
	29,558	-	-	$0.57	6/22/2015	-	-	-	-
	40,000	-	-	$0.58	9/20/2015	-	-	-	-
	200,000	-	-	$0.22	4/3/2016	-	-	-	-

Employment Agreements

As of May 31, 2010, the Company does not have any employment agreements.

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

Director's Compensation

Non-employee Directors receive a fee of $1,500 for each Board of Directors and Committee meetings attended and $2,500 for each Audit Committee meeting attended.  They also receive an annual fee of $15,000.  These fees are either paid in cash, or common stock valued at the fair market value of the common stock on the date of grant, which is the meeting date.

Director Compensation for Fiscal 2010

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Abraham E. Cohen	3,000	22,350	-	-	-	-	25,350
Derek Enlander	4,000	29,850	-	-	-	-	33,850
Joseph Giacalone	-	12,500	-	-	-	-	12,500
Behnam Movaseghi	3,000	22,350	16,000	-	-	-	41,350
Photios T. Paulson	8,000	28,350	-	-	-	-	36,350
Simon Srybnik	3,000	22,350	-	-	-	-	25,350
Martin Zeiger	8,000	24,350	-	-	-	-	32,350

(1)	Options valued at $16,000 remain outstanding as of May 31, 2010.

Limitation on Liability of Officers and Directors

We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by Delaware law.   The Company also provides directors’ and officers’ liability insurance.

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, our Compensation Committee consisted of Martin Zeiger, who served as the committee chair, Derek Enlander, and Photios T. Paulson.  None of these persons were our officers or employees during fiscal 2010 or, except as otherwise disclosed, had any relationship requiring disclosure in this Form 10-K/A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of May 31, 2010 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

The percentage of beneficial ownership for the table is based on 110,271,131shares of our common stock outstanding as of May 31, 2010. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vasomedical, Inc., 180 Linden Avenue, Westbury, New York 11590.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Abraham Cohen**………………………………	1,801,379	1.63%
Derek Enlander **……………………………….	753,284	*
John C. K. Hui, PhD (3) ** .......….…..…..…..…	1,492,214	1.35%
Jun Ma, PhD **………………………………….	1,585,834	1.44%
Benham Movaseghi **…………………………..	848,125	*
Photios Paulson**………………………………	1,168,284	1.06%
Tarachand Singh**……………………………….	200,000	*
Simon Srybnik (4) (5) **………………………..	44,177,418	40.06%
Louis Srybnik (4) (5)………….…………………	43,429,293	39.38%

** Directors and executive officers as a group (8 persons)	52,026,538	47.18%

*Less than 1% of the Company's common stock

1.	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of May 31, 2010 pursuant to a warrant awarded under the Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”) and stock options awarded under our stock option plans:

Abraham Cohen	245,000
Derek Enlander	150,000
John C. K. Hui, PhD	369,558
Jun Ma	400,000
Behnam Movaseghi	350,000
Photios Paulson	565,000
Simon Srybnik	4,435,714

Directors and executive
officers as a group	5,950,272

2.	Applicable percentages are based on 110,271,131shares of common stock outstanding as of May 31, 2010, adjusted as required by rules promulgated by the SEC.
3.	Includes 789,322 shares that are held in a trust for the benefit of Dr. Hui’s child. Dr. Hui and his wife are the trustees of this trust.
4.
Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns, which is the record holder of 25,714,286 shares (of which 4,285,714 shares are not issuable until a restricted warrant is exercised). They are the sole shareholders of Kerns, each holding 50% of the shares.  The reporting persons, accordingly, share voting and dispositive powers over the 21,428,572 shares held by Kerns and share dispositive power over the 4,285,714 shares underlying the restricted warrant. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, as well as 498,125 shares of common stock held by him as of May 31, 2010.

5.
Simon Srybnik and his brother Louis Srybnik are the sole directors and officers of Living Data Technology Corporation (“Living Data”). They also each own 35% of the outstanding shares of Living Data.  The reporting persons, accordingly, share voting and dispositive powers over the 17,815,007 shares of our common stock owned by Living Data and, as a result, may be deemed to be the co-beneficial owners thereof.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	1,197,306	$0.34	1,285,862

Equity Compensation
plans not approved
by security holders	8,306,722	$0.42	-

Total	9,504,028		1,285,862

The following information is provided about our current stock option plans not approved by stockholders:

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During fiscal 2010, the Company purchased EECP® therapy systems under the Supplier Agreement for $509,450 from Living Data, including $469,450 purchased in February 2010, as per an Amendment to the Supplier Agreement dated February 28, 2010.  Payment terms on certain purchases leave a balance of $240,000 in Trade Payable to Related Party on the accompanying consolidated balance sheet as of May 31, 2010.

Notes Payable to Related Parties

At May 31, 2010, the Company incurred $1,250,000 in notes with the proceeds used to finance the start-up costs related to Vaso Healthcare.  Beneficial owners issued promissory notes to the Company on various dates during April and May of 2010 and carry an interest rate of 5% per annum and matured on various dates in July 2010.  These promissory notes were subsequently cancelled in June 2010 through the issuance of Series E preferred stock.

The following table provides information regarding Notes Payable to Related Parties and interest payable as of May 31, 2010:

Related Party	Principal of Note Payable	Interest Payable on Note as of May 31, 2010
Abraham Cohen	250,000	1,370
William Dempsey	500,000	1,952
Simon Srybnik	500,000	1,952

Director Independence

     We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, the following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;
•
a director who accepted or who has a family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•	compensation for service on the Board of Directors or any committee thereof;
•	compensation paid to a family member who is one of our employees (other than an executive officer); or
•	under a tax-qualified retirement plan, or non-discretionary compensation;
•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
•
a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in our securities; or
•	payments under non-discretionary charitable contribution matching programs;
•
a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or

•
a director who is, or has a family member who is, a current partner of our outside auditor, a current employee of the auditor and personally works on our audit, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

For purposes of the NASDAQ independence standards, the term “family member” means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

  The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that four of our non-employee directors (Mr. Cohen, Dr. Enlander, Mr. Paulson and Mr. Zeiger) are independent.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In 2010, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
Rothstein, Kass & Company, P.C. is our independent registered public accounting firm and performed the audits of our consolidated financial statements for fiscal years 2009 and 2010.  The following table sets forth all fees for the fiscal years ended May 31, 2009 and 2010:

	2010	2009 (1)
Audit fees	$75,000	$169,382
Tax Fees	$15,000	$12,800

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the Company’s independent auditor.  Accordingly, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  In accordance with such policies, the Audit Committee approved 100% of the services relative to the above “Audit Fees” and “Tax Fees”.

Rothstein, Kass & Company, P.C. did not render any other non-audit related services during fiscal year 2010.

(1)
In fiscal year 2009 Rothstein, Kass & Company, P.C. replaced Rosen, Seymour, Shapss, Martin & Company, LLP (formerly Miller Ellin & Company, LLP) as our independent auditors.  For fiscal year 2009 the fees for audit and tax services provided by Rosen, Seymour, Shapss, Martin & Company were approximately $173,142.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2010.
VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2010, by the following persons in the capacities indicated:

/s/Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ Jonathan Newton	Chief Financial Officer (Principal Financial Officer)
Jonathan Newton

/s/ Derek Enlander	Director
Derek Enlander

/s/ Peter Castle	Director
Peter Castle

/s/ William Dempsey	Director
William Dempsey

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

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

/s/ Rothstein, Kass & Company,  P.C.
ROTHSTEIN, KASS & COMPANY, P.C.

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