Form 10-Q
period 2010-08-31
VASOMEDICAL INC
filed 2010-10-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2010

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASOMEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2871434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

180 Linden Ave., Westbury, New York 11590
(Address of principal executive offices)

Registrant’s Telephone Number - (516) 997-4600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          Yes [   ]     No  [X]

Number of Shares Outstanding of Common Stock, $.001 Par Value, at October 12, 2010 - 110,616,131

Vasomedical, Inc. and Subsidiaries

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1-Financial Statements (unaudited)

Consolidated Condensed Balance Sheets as of
August 31, 2010 and May 31, 2010	3

Consolidated Condensed Statements of Operations for the
Three Months Ended August 31, 2010 and
August 31, 2009	4

Consolidated Condensed Statements of Cash Flows for the
Three Months Ended August 31, 2010 and August 31, 2009	5

Notes to Consolidated Condensed Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 4T - Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6 – Exhibits	21

ITEM 1.  FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2010	May 31, 2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$477,110	$481,679
Short-term investment	68,850	68,850
Accounts and other receivables, net of an allowance for doubtful accounts and other adjustments of $221,525 at August 31, 2010,
and $146,961 at May 31, 2010	1,537,663	473,878
Inventories, net	1,907,387	2,063,769
Other current assets	328,005	91,848
Total current assets	4,319,015	3,180,024

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,618,098 at August 31, 2010, and $1,612,098 at May 31, 2010	310,121	303,038
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$370,214 at August 31, 2010, and $338,818 at May 31, 2010	218,662	250,058
OTHER ASSETS	122,617	130,390
	$4,970,415	$3,863,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$661,994	$300,784
Accrued expenses and other liabilities	488,428	239,032
Sales tax payable	151,014	141,884
Deferred revenue - current portion	1,637,549	854,403
Deferred gain on sale-leaseback of building - current portion	53,245	53,245
Accrued professional fees	46,098	86,985
Trade payable due to related party	240,000	240,000
Total current liabilities	3,278,328	1,916,333

LONG-TERM LIABILITIES
Notes payable	-	1,250,000
Deferred revenue	96,134	172,945
Accrued rent expense	17,712	17,655
Deferred gain on sale-leaseback of building	48,809	62,121
Other long-term liabilities	11,900	11,900
Total long-term liabilities	174,555	1,514,621

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
224,375 issued and outstanding at August 31, 2010	2,244	-
Common stock, $.001 par value; 250,000,000 shares authorized;
110,271,131 shares at August 31, 2010 and May 31, 2010
issued and outstanding	110,271	110,271
Additional paid-in capital	52,638,999	48,958,737
Accumulated deficit	(51,233,982)	(48,636,452)
Total stockholders’ equity	1,517,532	432,556
	$4,970,415	$3,863,510
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31,
	2010	2009
Revenues
Equipment sales	$724,519	$794,648
Equipment rentals and services	543,892	521,436
Commissions	7,436	-
Total revenues	1,275,847	1,316,084

Cost of revenues
Cost of sales, equipment	371,027	325,968
Cost of equipment rentals and services	264,995	252,543
Cost of commissions	1,950	-
Total cost of revenues	637,972	578,511
Gross profit	637,875	737,573

Operating expenses
Selling, general and administrative	3,104,679	648,327
Research and development	110,389	102,071
Total operating expenses	3,215,068	750,398
Operating loss	(2,577,193)	(12,825)

Other income (expenses)
Interest and financing costs	(3,643)	-
Interest and other income, net	3,532	83,970
Amortization of deferred gain on
sale-leaseback of building	13,311	13,311
Total other income, net	13,200	97,281

Income/(loss) before income taxes	(2,563,993)	84,456
Income tax benefit/(expense), net	(5,830)	17,306
Net income/(loss)	(2,569,823)	101,762

Preferred stock dividends	(27,708)	-
Net income/(loss) applicable to common stockholders	$(2,597,531)	$101,762

Net income/(loss) per common share
- basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding
- basic and diluted	110,271,131	99,843,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended August 31,
	2010	2009
Cash flows used in operating activities
Net income/(loss)	$(2,569,823)	$101,762
Adjustments to reconcile net income/(loss) to net cash
used in operating activities
Depreciation and amortization of property and equipment	37,737	25,976
Amortization of deferred gain on sale-leaseback of building	(13,311)	(13,311)
Provision for doubtful accounts and commission adjustments	74,564	(31,135)
Amortization of deferred distributor costs	31,396	31,396
Share-based compensation	92,506	-
Changes in operating assets and liabilities:
Accounts and other receivables	(1,138,349)	(183,365)
Inventories, net	226,510	(111,408)
Other current assets	(236,157)	70,140
Other assets	(3,955)	-
Accounts payable	361,210	206,809
Accrued expenses and other liabilities	221,688	(78,519)
Sales tax payable	9,130	915
Deferred revenue	706,335	(110,947)
Accrued professional fees	(40,887)	27,322
Trade payable due to related party	-	(10,000)
Accrued rent expense	57	1,499
Net cash used in operating activities	(2,241,349)	(72,866)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(103,220)	(19,263)
Purchases of short-term investments	-	(68,850)
Redemption of short-term investments	-	299,722
Net cash provided by (used in) investing activities	(103,220)	211,609

Cash flows provided by financing activities
Proceeds from preferred stock issuance	2,340,000	-
Net cash provided by financing activities	2,340,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,569)	138,743
Cash and cash equivalents - beginning of period	481,679	544,057
Cash and cash equivalents - end of period	$477,110	$682,800

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$722	$-
Income taxes paid	$2,200	$3,231

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to/(from) property and equipment, attributable to operating leases, net	$70,128	$(1,758)
Conversion of notes payable to preferred stock	$1,250,000	$-
Accrued preferred stock dividends	$(27,708)	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a Vaso Healthcare, organized a group of medical device sales professionals in the hope of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, Vaso Healthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement), the healthcare business unit of GE (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, Vaso Healthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report Vaso Healthcare activities under our Sales Representation reportable segment and EECP and other medical device operations under our Equipment reportable segment (See Note D).

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended May 31, 2010, as filed with the SEC on Form 10-K/A. These consolidated condensed financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated condensed financial statements, the disclosure of contingent assets and liabilities in the consolidated condensed financial statements and the accompanying notes, and the reported amounts of revenue and expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis.

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K/A for the year ended May 31, 2010, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.  The following policies are effective as of June 1, 2010 and have been implemented by the Company for the three months ended August 31, 2010.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

Newly-Adopted Accounting Policy

Effective June 1, 2010, the Company adopted Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)”, which revised the authoritative guidance for revenue arrangements with multiple deliverables. This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by a company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This revised authoritative guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009.  The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Revenue and Expense Recognition for Vaso Healthcare

The Company recognizes commission revenue associated with our Sales Representation segment (see Note D) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the consolidated condensed balance sheet.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding revenue is recognized.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE C - LIQUIDITY

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the development of the Vaso Healthcare business.  This investment is in alignment with projected revenue growth.

In the last couple of years, the Company has been looking to further diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter and ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the US market.

In the first quarter of fiscal 2011, the Company issued Series E convertible preferred stock (see Note L) to finance the operation of its Sales Representation segment.  In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010.  These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, are expected to generate additional commission revenues estimated to range from $4.1 million to $5.0 million over approximately one or more years.

Based on our current operations, including anticipated internally generated funds from our Sales Representation segment, and the receipt of additional funds through the issuance of our Series E convertible preferred stock (see Note O), we believe we will have sufficient working capital to continue operations through at least August 31, 2011.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

NOTE D – SEGMENT REPORTING

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the marketing of other medical devices.  The Sales Representation segment operates through the Vaso Healthcare subsidiary and is engaged solely in the execution of the Company’s responsibilities under our agreement with GE Healthcare.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and allocated to each segment.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	As of or for the three months ended August 31, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,268,411	$7,436	-	$1,275,847
Segment operating income/(loss)	$(80,956)	$(2,362,240)	$(133,997)	$(2,577,193)
Total assets	$3,573,012	$1,316,692	$80,711	$4,970,415
Accounts and other receivables, net	$761,480	$776,183	$-	$1,537,663
Other current assets	$83,541	$163,753	$80,711	$328,005

	As of or for the three months ended August 31, 2009
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,316,084	$-	$-	$1,316,084
Segment operating income/(loss)	$147,373	$-	$(160,198)	$(12,825)
Total assets	$4,040,427	$-	$48,853	$4,089,280
Accounts and other receivables, net	$874,051	$-	$-	$874,051
Other current assets	$56,518	$-	$48,853	$105,371

NOTE E – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the three-month period ended August 31, 2010, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note L), 3,750,000 restricted shares of common stock valued at $712,500 to non-officer employees and consultants.  Shares valued at $65,550 vested immediately with the remainder vesting over three years.  No shares of common stock were issued to outside directors during the three-month periods ended August 31, 2010 or August 31, 2009.

During the three-month periods ended August 31, 2010 and 2009, the Company’s Board of Directors did not grant any non-qualified stock options.

Share-based compensation expense recognized under ASC 718 was $92,506 for the three months ended August 31, 2010.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

NOTE F – INCOME/(LOSS) PER COMMON SHARE

Basic income/(loss) per common share is computed as income/(loss) applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted income/(loss) per common share were a loss of $0.02 and income of less than $0.01 for the three months ended August 31, 2010 and August 31, 2009, respectively.

Stock options, warrants, convertible preferred stock, and common stock granted under the 2010 Stock Plan (see Note L), in accordance with the following table, were excluded from the computation of diluted income/(loss) per share for the three months ended August 31, 2010 and August 31, 2009.

	August 31, 2010	August 31, 2009
Stock options	2,698,776	2,983,239
Warrants	4,285,714	6,540,252
Convertible preferred stock	22,610,677	-
Common stock grants	3,750,000	-
	33,345,167	9,523,491

NOTE G – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets and liabilities measured at fair value as of August 31, 2010 and May 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets

Cash equivalents invested in money market fund (included in cash and cash equivalents)	$ 21,524	$ -	$ -	$ 21,524

Investment in certificates of deposit (included in short-term investments)	68,850	-	-	68,850
	$ 90,374	$ -	$ -	$ 90,374

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets

Cash equivalents invested in money market fund (included in cash and cash equivalents	$ 21,516	$ -	$ -	$ 21,516

Investment in certificates of deposit (included in short-term investments)	68,850	-	-	68,850
	$ 90,366	$ -	$ -	$ 90,366

The fair values of the Company’s cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010

Trade receivables	$1,630,636	$587,898
Due from employees	128,552	32,941
Allowance for doubtful accounts and
other adjustments	(221,525)	(146,961)
	$1,537,663	$473,878

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Allowance for doubtful accounts and other adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC agreement.  Due from employees primarily reflects commission advances made to sales personnel.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

 NOTE I – INVENTORIES

Inventories, net of reserves, consist of the following:

	August 31, 2010	May 31, 2010

Raw materials	$577,614	$585,991
Work in process	515,663	608,658
Finished goods	814,110	869,120
	$1,907,387	$2,063,769

At August 31, 2010 and May 31, 2010, the Company had reserves for excess and obsolete inventory of $348,586 and $358,972, respectively.

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	Three months ended August 31,
	2010	2009
Deferred revenue at the beginning of the period	$1,027,348	$1,268,834
Additions:
Deferred extended service contracts	353,613	234,677
Deferred in-service and training	7,500	10,000
Deferred service arrangements	15,000	42,500
Deferred commissions	678,514	-
Recognized as revenue:
Deferred extended service contracts	(323,464)	(334,455)
Deferred in-service and training	(2,500)	(10,000)
Deferred service arrangements	(14,892)	(34,795)
Deferred commissions	(7,436)	-
Deferred revenue at end of period	1,733,683	1,176,761
Less: current portion	1,637,549	865,185
Long-term deferred revenue at end of period	$96,134	$311,576

NOTE K – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp.  (Kerns).  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (Living Data), an affiliate of Kerns.

We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (the Warrant).   The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns.  In furtherance thereof, Dr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, were appointed members of our Board of Directors.  On July 10, 2007, the Board of Directors appointed Mr. Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns Manufacturing Corporation, to our Board of Directors.  Mr. Movaseghi and Mr. Srybnik were each directly involved in the transactions between Living Data and Kerns and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.  On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

Pursuant to the Distribution Agreement, as amended, we have become the exclusive worldwide distributor of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue a total of 9,990,840 shares of our common stock to Living Data. The Distribution Agreement has an initial term extending through May 31, 2012.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the ECP therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010 leave a balance of $240,000 in Trade Payable to Related Party on the accompanying consolidated condensed balance sheets as of August 31, 2010 and May 31, 2010.

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

During the three months ended August 31, 2010 the Company sold 218,750 shares of Series E Preferred Stock (see Note L) to directors, management, and other related parties of the Company.

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

On June 17, 2010 the Board of Directors approved the 2010 Stock Plan (the “2010 Plan”) for officers, directors, employees and consultants of the Company.  The stock issuable under the 2010 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2010 Plan is 5,000,000 shares.

The plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

The 2010 Plan provides that the Board of Directors, or a committee of the Board of Directors, will administer it with full authority to determine the identity of the recipients of the options or shares and the number of options or shares.  Options granted under the 2010 Plan may be either incentive stock options or non-qualified stock options.  The option price shall be 100% of the fair market value of the common stock on the date of the grant ( or in the case of incentive stock options granted to any individual stockholder possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value).  The term of any option may be fixed by the Board of Directors, or its authorized committee, but in no event shall it exceed five years from the date of grant.  Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

In July 2010, 3,750,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company.  No options were issued under the 2010 Plan during the three months ended August 31, 2010.

Preferred Stock

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

On various dates during June, July, and August, the Company issued an aggregate of 224,375 shares of its Series E Preferred Stock.  78,125 of the shares were issued to cover the cancellation of the Notes Payable outstanding at May 31, 2010.  Dividends totaling $27,708 have been accrued for the three months ending August 31, 2010.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
August 31, 2010

NOTE M – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

The GEHC agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement the Company is required to lease dedicated computer equipment from GE Healthcare for connectivity to their network.

Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement.  Vaso Healthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.  Future rental payments under these operating leases aggregate approximately as follows:

For the years ended:

May 31, 2011	$152,639
May 31, 2012	209,353
May 31, 2013	88,323
Total	$450,315

NOTE N - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

As of August 31, 2010, there were no recently issued accounting pronouncements that are anticipated to have a material impact on the Company’s consolidated condensed financial statements.

NOTE O – SUBSEQUENT EVENTS

In September 2010, the Board of Directors approved restricted stock grants aggregating 650,000 shares to the Company’s Chief Executive Officer and Chief Financial Officer.  The grants vest one-third per year over the ensuing three year period.  On various dates in September and October 2010, the Company issued an aggregate of an additional $887,608 in principal amount of its Series E Preferred Stock.  In October 2010, the Company issued a $250,000 promissory note to a related party, the proceeds of which were used by the Company to assist in funding its Sales Representation segment.  The note bears interest at 5% per annum and is due December 31, 2010.

Vasomedical, Inc. and Subsidiaries
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; continuation of the GEHC agreement; and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by halting the trend of declining revenue and reducing operating costs, and to reduce cash usage through bringing our cost structure more into alignment with current and projected revenues.

In the last couple of years, the Company has been looking to diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter and ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the US market.

In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a Vaso Healthcare, organized a group of medical device sales professionals in the hope of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, Vaso Healthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement), the healthcare business unit of GE (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, Vaso Healthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  We now report Vaso Healthcare activities under our Sales Representation reportable segment and EECP and other medical device operations under our Equipment reportable segment (See Note D).

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

Vasomedical, Inc. and Subsidiaries
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended May 31, 2010.  The following accounting policies are effective for the current interim reporting period.

Effective June 1, 2010, the Company adopted Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)”, which revised the authoritative guidance for revenue arrangements with multiple deliverables. This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by a company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This revised authoritative guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009.  The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

Refer to Note B of the consolidated condensed financial statements for new accounting policies adopted effective June 1, 2010.

New Accounting Pronouncements

As of August 31, 2010, there were no recently issued accounting pronouncements that have an impact on the Company’s consolidated condensed financial statements.

Consolidated Results of Operations

Three Months Ended August 31, 2010 and August 31, 2009

Net revenue for the three months ended August 31, 2010 and August 31, 2009, was $1,275,847 and $1,316,084, respectively, which represented a decrease of $40,237, or 3%. We reported a net loss attributable to common stockholders of $2,597,531 for the first quarter of fiscal year 2011 compared to net income attributable to common stockholders of $101,762 for the first quarter of fiscal 2010. The change from net income to a net loss was primarily attributable to initial expenses associated with our Sales representation segment and to a lesser extent lower margins in our Equipment segment.

These initial expenses are mainly personnel costs associated with hiring and maintaining our field sales force in advance of obtaining the GEHC agreement and our first two months of operation under the agreement.  Because we defer recognition of commission revenue until the underlying equipment is accepted, which may take several months, in the early stages of operation our expenses will precede the related revenue by similar time periods.  Our deferred revenue additions of $678,514 reflect amounts due us under the agreement for July and August activity, net of estimated future adjustments.  In addition, as discussed in Note C, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010.  These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, are expected to generate additional commission revenues estimated to range from $4.1 million to $5.0 million over approximately one or more years.

Vasomedical, Inc. and Subsidiaries
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenues

Revenue in our Equipment segment decreased 4% to $1,268,411 for the three-month period ended August 31, 2010 from $1,316,084 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased approximately 9% to $724,519 for the three-month period ended August 31, 2010 as compared to $794,648 for the same period in the prior year. The decrease in equipment sales is due primarily to fewer units shipped, offset by an increase in the average per unit sale price.

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

Equipment segment revenue from equipment rental and services increased 4% to $543,892 in the first quarter of fiscal 2011 from $521,436 in the first quarter of fiscal year 2010. Revenue from equipment rental and services represented 43% of total revenue in the first quarter of fiscal 2011 and 40% in the same quarter of fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to an increase in the service business, partially offset by a decrease in accessory parts shipped compared to the same quarter of the prior fiscal year.

Commission revenues in the Sales Representation segment were $7,436 in the first quarter of fiscal 2011.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of August 31, 2010, $671,078 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet.

Gross Profit

The Company recorded gross profit of $637,875 in the first quarter of fiscal 2011 compared to $737,573 in the first quarter of the prior fiscal year.  Equipment segment gross profit decreased to $632,389, or 50% of revenues, for the first quarter of fiscal 2011 compared to $737,573, or 56% of revenues, for the same quarter of fiscal 2010. Gross profits are dependent on a number of factors, particularly the mix of new and used EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $5,486 for the three months ended August 31, 2010.  Cost of commissions of $1,950 reflects commission expense associated with recognized commission revenues.  Commissions paid prior to recognition of associated revenue are recorded as other receivables until the related commission revenue is earned.

Operating Loss

Operating loss was $2,577,193 for the three months ended August 31, 2010 as compared to $12,825 for the three months ended August 31, 2009.  The increase in loss was due primarily to the initial expenses of the Sales Representation segment, as well as lower gross profit in the Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2011 and 2010 were $3,104,679, or 243% of revenues, and $648,327, or 49% of revenues, respectively, reflecting an increase of $2,456,352 or approximately 379%. The increase in SG&A expenditures in the first quarter of fiscal 2011 resulted primarily from increased wages, benefits, professional fees, and insurance expenses related to the Sales Representation segment.  The approximately sixty-five person sales force has been receiving compensation since April 1, 2010.

Vasomedical, Inc. and Subsidiaries
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 2011 the Company recorded a provision for doubtful accounts and other adjustments of $74,564 as compared to the first quarter of fiscal year 2010 when the Company’s provision for doubtful accounts and other adjustments was reduced by $31,000.

Research and development (“R&D”) expenses of $110,389, or 9% of revenues, for the first quarter of fiscal 2011 increased by $8,318, or 8%, from $102,071, or 8% of revenues, for the first quarter of fiscal 2010. The increase is primarily attributable to an increase in regulatory affairs and engineering expenses.

Interest and Financing Costs

Interest and financing costs for the first quarter of 2011 was $3,643 compared to the same period in the prior fiscal year when there were no interest and financing costs.  Interest and financing costs primarily consisted of interest for the notes payable that were cancelled in June 2010 and interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first quarter of 2011 and 2010, were $3,532 and $83,970, respectively. In the first quarter of fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.   Interest income reflects interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first quarter of fiscal years 2011 and 2010 was $13,311.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense

During the first quarter of fiscal year 2011 we recorded a provision for income taxes of $5,830.  During the first quarter of fiscal year 2010 we reversed the provision for income taxes by $17,335 and the Company incurred an expense of $29.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and the issuance of the Company’s Series E Preferred Stock. At August 31, 2010, we had cash and cash equivalents of $477,110, short-term investments of $68,850 and working capital of $1,040,687 compared to cash and cash equivalents of $481,679, short-term investments of $68,850 and working capital of $1,263,691 at May 31, 2010.

Vasomedical, Inc. and Subsidiaries
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in operating activities was $2,241,349 during the first three months of fiscal year 2011, which consisted of a net cash loss after adjustments to reconcile net loss to net cash of $2,346,931 and cash provided by operating assets and liabilities of $105,582. The changes in the accounts balances primarily reflect increases in accounts payable of $361,210, accrued expenses and other liabilities of $221,688, sales tax payable of $9,130, deferred revenue of $706,335, accrued rent expense of $57, and a decrease in inventory of $226,510, partially offset by an decrease in accrued professional fees of $40,887, and an increase in other current assets of $236,157, other assets of $3,955 and accounts receivable of $1,138,349.  Net trade receivables for our Equipment Segment were 58% of revenues for the three-month period ended August 31, 2010, as compared to 66% of revenues for the three-month period ended August 31, 2009. Trade receivables turnover for our Equipment Segment was 1.52 times for the three months ended August 31, 2010 as compared to 1.34 times for the three months ended August 31, 2009.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.

Investing activities during the three-month period ended August 31, 2010 used cash of $103,220 for purchases of property and equipment.

Financing activities during the three-month period ended August 31, 2010 provided cash of $2,340,000 in the form of net proceeds from issuance of preferred stock.

Liquidity

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the development of the Vaso Healthcare business.  This investment is in alignment with projected revenue growth.

In the last couple of years, the Company has been looking to further diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter and ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the US market.

In the first quarter of fiscal 2011, the Company issued Series E convertible preferred stock (see Note L) to finance the operation of its Sales Representation segment.  In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010.  These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, are expected to generate additional commission revenues estimated to range from $4.1 million to $5.0 million over approximately one or more years.

Based on our current operations, including anticipated internally generated funds from our Sales Representation segment, and the receipt of additional funds through the issuance of our Series E convertible preferred stock (see Note O), we believe we will have sufficient working capital to continue operations through at least August 31, 2011.

Vasomedical, Inc. and Subsidiaries

ITEM 4T. - CONTROLS AND PROCEDURES

In our Annual Report for the year ended May 31, 2010, as filed with the SEC on Form 10-K on August 30, 2010, we reported a material weakness in internal controls, as defined by the Public Company Accounting Oversight Board.  The material weakness arose from a lack of adequate accounting resources to address non-routine transactions and certain financial reporting matters on a timely basis, which the Company believed was in the process of being remedied.

The Company believes the changes made to enhance its accounting resources and financial reporting processes, including the hiring of a new Chief Financial Officer and the appointment of a person with financial expertise as the Chairman of the Audit Committee, are sufficient to remedy the previously existing material weakness.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

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

VASOMEDICAL, INC.

By: /s/ Jun Ma
Jun Ma
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Jonathan Newton
Jonathan Newton
Chief Financial Officer

Date:  October 15, 2010