Form 10-K/A
period 2010-05-31
VASOMEDICAL INC
filed 2010-11-05
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
Vasomedical, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended May 31, 2010 (the “Report”) for the purpose of including an updated signature page and certifications.

Except as described above, no other amendments are being made to this Report.  This Form 10-K/A does not reflect events occurring after the August 30, 2010 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

VASOMEDICAL, INC.
INDEX TO FORM 10-K

Page

PART I	2
ITEM 1 – BUSINESS	2
ITEM 1A. - RISK FACTORS	20
ITEM 2 – PROPERTIES	24
ITEM 3 - LEGAL PROCEEDINGS	25
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
PART II	25
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	26
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37
ITEM 9A - CONTROLS AND PROCEDURES	37
ITEM 9A(T) - CONTROLS AND PROCEDURES	37
ITEM 9B – OTHER INFORMATION	38
PART III
    ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    ITEM 11 - EXECUTIVE COMPENSATION
    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                      AND RELATED STOCKHOLDER MATTERS
    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
    ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

38 38 41 43 46 48
PART IV	50
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	50
SIGNATURES	52
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED BALANCE SHEETS	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

EXHIBITS

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm	E-1
Exhibit 31	Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)	E-3
Exhibit 32	Certification of Periodic Report	E-5

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 2010.

VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 5, 2010, by the following persons in the capacities indicated:

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