Form 10-Q
period 2010-11-30
VASOMEDICAL INC
filed 2011-01-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    .Yes [X]        No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No  [X]

               Number of Shares Outstanding of Common Stock, $.001 Par Value, at January 10, 2011  - 111,816,311

Vasomedical, Inc. and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEET

	November 30, 2010	May 31, 2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,052,634	$481,679
Short-term investment	68,850	68,850
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $770,496 at November 30, 2010,
and $146,961 at May 31, 2010	6,861,252	473,878
Inventories, net	1,603,361	2,063,769
Financing receivables, net	19,000	-
Deferred commission expense	894,833	-
Other current assets	226,827	91,848
Total current assets	10,726,757	3,180,024

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,613,599 at November 30, 2010, and $1,612,098 at May 31, 2010	355,283	303,038
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$401,610 at November 30, 2010, and $338,818 at May 31, 2010	187,266	250,058
FINANCING RECEIVABLES, net	35,200	-
OTHER ASSETS	200,926	130,390
	$11,505,432	$3,863,510
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$475,567	$271,620
Accrued commissions	1,107,289	29,164
Accrued expenses and other liabilities	933,134	239,032
Sales tax payable	146,808	141,884
Deferred revenue - current portion	5,898,714	854,403
Deferred gain on sale-leaseback of building - current portion	53,245	53,245
Accrued professional fees	29,163	86,985
Trade payable due to related party	241,590	240,000
Notes payable	308,360	-
Total current liabilities	9,193,870	1,916,333

LONG-TERM LIABILITIES
Notes payable	-	1,250,000
Deferred revenue	698,679	172,945
Accrued rent expense	16,328	17,655
Deferred gain on sale-leaseback of building	35,497	62,121
Other long-term liabilities	61,220	11,900
Total long-term liabilities	811,724	1,514,621

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;	2,865	-
286,476 issued and outstanding at November 30, 2010
Common stock, $.001 par value; 250,000,000 shares authorized;
111,816,131 shares at November 30, 2010 and 110,271,113 shares at
May 31, 2010 issued and outstanding	111,816	110,271
Additional paid-in capital	53,875,009	48,958,737
Accumulated deficit	(52,489,852)	(48,636,452)
Total stockholders’ equity	1,499,838	432,556
	$11,505,432	$3,863,510
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended November 30,		Three Months Ended November 30,
	2010	2009	2010	2009
Revenues
Equipment sales	$1,913,275	$1,111,157	$1,188,756	$316,509
Equipment rentals and services	1,144,690	1,044,344	600,798	522,908
Commissions	2,018,624	-	2,011,188	-
Total revenues	5,076,589	2,155,501	3,800,742	839,417

Cost of revenues
Cost of sales, equipment	1,191,184	539,451	791,855	197,281
Cost of equipment rentals and services	461,709	439,550	225,016	203,209
Cost of commissions	423,913	-	421,963	-
Total cost of revenues	2,076,806	979,001	1,438,834	400,490
Gross profit	2,999,783	1,176,500	2,361,908	438,927

Operating expenses
Selling, general and administrative	6,513,547	1,299,032	3,408,868	650,705
Research and development	216,468	204,393	106,079	102,322
Total operating expenses	6,730,015	1,503,425	3,514,947	753,027
Operating loss	(3,730,232)	(326,925)	(1,153,039)	(314,100)

Other income (expenses)
Interest and financing costs	(6,496)	-	(2,853)	-
Interest and other income, net	16,144	86,452	12,612	2,480
Amortization of deferred gain on
sale-leaseback of building	26,623	26,623	13,312	13,312
Total other income, net	36,271	113,075	23,071	15,792

Loss before income taxes	(3,693,961)	(213,850)	(1,129,968)	(298,308)
Income tax benefit/(expense), net	(7,330)	15,804	(1,500)	(1,500)
Net loss	(3,701,291)	(198,046)	(1,131,468)	(299,808)

Preferred stock dividends	(152,111)	-	(124,403)	-
Net loss applicable to common stockholders	$(3,853,402)	$(198,046)	$(1,255,871)	$(299,808)

Net loss per common share
- basic and diluted	$(0.03)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	110,775,966	99,843,004	111,123,353	99,843,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended November 30,
	2010	2009
Cash flows used in operating activities
Net loss	$(3,701,291)	$(198,046)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization of property and equipment	72,707	54,851
Amortization of deferred gain on sale-leaseback of building	(26,623)	(26,623)
Provision for doubtful accounts and commission adjustments	623,535	(37,208)
Amortization of deferred distributor costs	62,792	62,792
Share-based compensation	208,615	-
Changes in operating assets and liabilities:
Accounts and other receivables	(7,010,909)	70,720
Inventories, net	490,885	(238,297)
Financing receivables, net	(54,200)	-
Deferred commission expense	(894,833)	-
Other current assets	(18,869)	17,094
Other assets	(93,696)	-
Accounts payable	203,947	2,318
Accrued commissions	1,078,125	(3,623)
Accrued expenses and other liabilities	612,702	350
Sales tax payable	4,924	4,440
Deferred revenue	5,570,045	(164,220)
Accrued professional fees	(57,822)	1,424
Trade payable due to related party	1,590	(20,000)
Accrued rent expense	(1,327)	1,553
Other long-term liabilities	49,320	-
Net cash used in operating activities	(2,880,383)	(472,475)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(132,270)	(19,654)
Purchases of short-term investments	-	(68,850)
Redemption of short-term investments	-	370,523
Net cash provided by (used in) investing activities	(132,270)	282,019

Cash flows provided by financing activities
Issuance of note payable	250,000	-
Proceeds from preferred stock issuance	3,333,608	-
Net cash provided by financing activities	3,583,608	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570,955	(190,456)
Cash and cash equivalents - beginning of period	481,679	544,057
Cash and cash equivalents - end of period	$1,052,634	$353,601

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$722	$-
Income taxes paid	$2,200	$3,202

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to/(from) property and equipment, attributable to operating leases, net	$30,477	$18,242
Issuance of note for purchase of insurance policy	$58,360	$-
Conversion of notes payable to preferred stock	$1,250,000	$-
Accrued preferred stock dividends	$(152,111)	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a Vaso Healthcare, organized a group of medical device sales professionals in the hope of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, Vaso Healthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, Vaso Healthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report Vaso Healthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (See Note D).

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended May 31, 2010, as filed with the SEC on Form 10-K/A. These consolidated condensed financial statements include the accounts of the Companies over which we exercise control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated condensed financial statements, the disclosure of contingent assets and liabilities in the consolidated condensed financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its estimates and assumptions on an ongoing basis.

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K/A for the year ended May 31, 2010, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.  The following policies are effective as of June 1, 2010 and have been implemented by the Company for the six and three months ended November 30, 2010.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010
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

Revenue and Expense Recognition for Vaso Healthcare

The Company recognizes commission revenue associated with our Sales Representation segment (see Note D) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare (“GEHC”) in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the consolidated condensed balance sheet.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C - LIQUIDITY

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the development of the Vaso Healthcare business.

In the last couple of years, the Company has been looking to further diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter, ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the U.S. market.

In the first two quarters of fiscal 2011, the Company issued Series E convertible preferred stock (see Note L) to finance the operation of its Sales Representation segment. In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $0.5 million in October and November 2010, and are expected to generate additional commission revenues estimated to range from $3.6 million to $4.5 million over approximately one or more years.

Based on our current operations through November 30, 2010, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least November 30, 2011.  At December 31, 2010, the Company had cash and cash equivalents in excess of $3.1 million.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010
NOTE D – SEGMENT REPORTING

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the marketing of other medical devices.  The Sales Representation segment operates through the Vaso Healthcare subsidiary and is engaged solely in the execution of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	As of or for the three months ended November 30, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,789,554	$2,011,188	$-	$3,800,742
Operating income/(loss)	$168,081	$(1,270,512)	$(50,608)	$(1,153,039)
Total assets	$3,698,141	$7,784,791	$22,500	$11,505,432
Accounts and other receivables, net	$867,837	$5,993,415	$-	$6,861,252
Deferred commission expense	$-	$894,833	$-	$894,833

	As of or for the three months ended November 30, 2009
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$839,417	$-	$-	$839,417
Operating (loss)	$(266,371)	$-	$(47,729)	$(314,100)
Total assets	$3,538,823	$-	$22,500	$3,561,323
Accounts and other receivables, net	$626,039	$-	$-	$626,039
Deferred commission expense	$-	$-	$-	$-

	As of or for the six months ended November 30, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,057,965	$2,018,624	$-	$5,076,589
Operating (loss)	$20,982	$(3,632,752)	$(118,462)	$(3,730,232)
Total assets	$3,698,141	$7,784,791	$22,500	$11,505,432
Accounts and other receivables, net	$867,837	$5,993,415	$-	$6,861,252
Deferred commission expense	$-	$894,833	$-	$894,833

	As of or for the six months ended November 30, 2009
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,155,501	$-	$-	$2,155,501
Operating income/(loss)	$(201,830)	$-	$(125,095)	$(326,925)
Total assets	$3,538,823	$-	$22,500	$3,561,323
Accounts and other receivables, net	$626,039	$-	$-	$626,039
Deferred commission expense	$-	$-	$-	$-

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

NOTE E – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the six-month period ended November 30, 2010, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note L), 3,750,000 restricted shares of common stock valued at $712,500 to non-officer employees and consultants.  Shares valued at $65,550 vested immediately with the remainder vesting over three years.  During the six-month period ended November 30, 2010, 1,200,000 shares of common stock valued at $252,000 were issued to officers and outside directors, of which 650,000 shares valued at $136,500 will vest over three years. No shares of common stock were issued to outside directors, employees, or outside consultants during the six-month period ended November 30, 2009.

During the six-month periods ended November 30, 2010 and 2009, the Company’s Board of Directors did not grant any non-qualified stock options.

Share-based compensation expense recognized under ASC 718 was $116,109 and $208,615 for the three and six months ended November 30, 2010, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  No share-based compensation expense was recognized for the three and six months ended November 30, 2009.

NOTE F –LOSS PER COMMON SHARE

 Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted loss per common share were $0.03 and less than $0.01 for the six months ended November 30, 2010 and November 30, 2009, respectively, and $0.01 and less than $0.01 for the three months ended November 30, 2010 and November 30, 2009, respectively.

Stock options, warrants, convertible preferred stock, and common stock grants, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended November 30, 2010 and November 30, 2009.

	November 30, 2010	November 30, 2009
Stock options	1,888,776	2,598,239
Warrants	4,285,714	6,540,252
Convertible preferred stock	29,156,312	-
Common stock grants	4,340,000	-
	39,670,802	9,138,491

NOTE G – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

The following tables present information about the Company’s assets and liabilities measured at fair value as of November 30, 2010 and May 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	November 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Cash equivalents invested in money market fund (included in cash and cash equivalents)	$ 21,534	$ -	$ -	$ 21,534
Investment in certificates of deposit (included in short-term investment)	68,850	-	-	68,850
	$ 90,384	$ -	$ -	$ 90,384

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Cash equivalents invested in money market fund (included in cash and cash equivalents)	$ 21,516	$ -	$ -	$ 21,516
Investment in certificates of deposit (included in short-term investment)	68,850	-	-	68,850
	$ 90,366	$ -	$ -	$ 90,366

The fair values of the Company’s cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of November 30, 2010 and May 31, 2010:

	November 30, 2010	May 31, 2010

Trade receivables	$7,543,743	$587,898
Due from employees	88,005	32,941
Allowance for doubtful accounts and
commission adjustments	(770,496)	(146,961)
	$6,861,252	$473,878

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement.  Due from employees primarily reflects commission advances made to sales personnel.

NOTE I – INVENTORIES

Inventories, net of reserves, consist of the following:
	November 30, 2010	May 31, 2010

Raw materials	$545,664	$585,991
Work in process	288,341	608,658
Finished goods	769,356	869,120
	$1,603,361	$2,063,769

                 At November 30, 2010 and May 31, 2010, the Company had reserves for excess and obsolete inventory of $412,770 and $358,972, respectively.

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
	Six months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009
Deferred revenue at the beginning of the period	$1,027,348	$1,268,834	$1,733,683	$1,176,761
Additions:
Deferred extended service contracts	561,816	542,894	208,203	308,217
Deferred in-service and training	15,000	12,500	7,500	2,500
Deferred service arrangements	50,000	52,500	35,000	10,000
Deferred commission revenues	7,175,651	-	6,497,138	-
Recognized as revenue:
Deferred extended service contracts	(631,270)	(666,437)	(307,807)	(331,982)
Deferred in-service and training	(10,000)	(20,000)	(7,500)	(10,000)
Deferred service arrangements	(27,316)	(66,804)	(12,424)	(32,009)
Deferred commission revenues	(1,563,836)	-	(1,556,400)	-
Deferred revenue at end of period	6,597,393	1,123,487	6,597,393	1,123,487
Less: current portion	5,898,714	871,766	5,898,714	871,766
Long-term deferred revenue at end of period	$698,679	$251,721	$698,679	$251,721

NOTE K – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp.  ("Kerns").  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation ("Living Data"), an affiliate of Kerns.

We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share ("the Warrant").   The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns.  In furtherance thereof, Dr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, were appointed members of our Board of Directors.  On July 10, 2007, the Board of Directors appointed Mr. Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns, to our Board of Directors.  Mr. Movaseghi and Mr. Srybnik were each directly involved in the transactions between Living Data, Kerns and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.  On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

Pursuant to the Distribution Agreement, as amended, we have become the exclusive worldwide distributor of the AngioNew ECP systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue a total of 9,990,840 shares of our common stock to Living Data. The Distribution Agreement has an initial term extending through May 31, 2012.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the ECP therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $1,590 in commissions for sales of BIOX products, leave a balance of $241,590 and $240,000 in Trade Payable to Related Party on the accompanying consolidated condensed balance sheets as of November 30, 2010 and May 31, 2010, respectively.

Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, “piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

During the three and six months ended November 30, 2010 the Company sold 22,851 and 241,601 shares, respectively, of Series E Preferred Stock (see Note L) to directors, management, and other related parties of the Company.

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

The 2010 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

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

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

In July 2010, 3,750,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of November 30, 2010, 60,000 shares have been forfeited.  In September 2010, 650,000 restricted shares of common stock were granted to officers of the Company.  No options were issued under the 2010 Plan during the three or six months ended November 30, 2010.

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

i.	Face Amount. The face amount per share of the Series E Preferred is $16.00.
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

During the six months ending November 30, 2010, the Company issued an aggregate of 286,476 shares of its Series E Preferred.  78,125 of the shares were issued to cover the cancellation of the Notes Payable outstanding at May 31, 2010.  Dividends totaling $81,402 have been accrued for the six months ending November 30, 2010 pursuant to the Certificate of Designations.  Additional dividends totaling $70,709 were recorded in recognition of the embedded beneficial conversion feature associated with the Series E Preferred during the six months ended November 30, 2010.

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2010

NOTE M – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

The GEHC Agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement.  Vaso Healthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.  Future rental payments under these operating leases aggregate approximately as follows:

For the years ended:

May 31, 2011	$101,792
May 31, 2012	209,353
May 31, 2013	88,323
Total	$399,468

NOTE N - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The Company will adopt the provisions of ASU 2010-20 in its consolidated condensed financial statements for the quarter ended February 28, 2011.  The provisions of ASU 2010-20 will require significant expansion of the Company’s disclosures on the credit quality of its financing receivables and the allowance for credit losses.  The Company does not expect the adoption of ASU 2010-20 to have a material effect on its consolidated condensed financial statements.

NOTE O – SUBSEQUENT EVENTS

At various dates in December 2010 and January 2011, the Company issued an aggregate of an additional $250,000 in principal amount of its Series E Preferred Stock.  In January 2011, the Company repaid the $250,000 promissory note issued in October 2010 to a related party.

Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; continuation of the GEHC Agreement and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

In the last couple of years, the Company has been looking to diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter, ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the U.S. market.

In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a Vaso Healthcare, organized a group of medical device sales professionals in the hope of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, Vaso Healthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of the General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, Vaso Healthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  We now report Vaso Healthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (See Note D).

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The Company will adopt the provisions of ASU 2010-20 in its consolidated condensed financial statements for the quarter ended February 28, 2011.  The provisions of ASU 2010-20 will require significant expansion of the Company’s disclosures on the credit quality of its financing receivables and the allowance for credit losses.  The Company does not expect the adoption of ASU 2010-20 to have a material effect on its consolidated condensed financial statements.

Consolidated Results of Operations

Three Months Ended November 30, 2010 and November 30, 2009

Total revenue for the three months ended November 30, 2010 and November 30, 2009, was $3,800,742 and $839,417, respectively, which represented an increase of $2,961,325, or 353%. We reported a net loss applicable to common stockholders of $1,255,871 for the second quarter of fiscal year 2011 compared to a net loss applicable to common stockholders of $299,808 for the second quarter of fiscal 2010. The increase in the net loss was primarily attributable to an operating loss of $1,270,512 in our Sales Representation segment partially offset by operating income of $168,081 in our Equipment segment.

Because we defer recognition of commission revenue until the underlying equipment is accepted, which may take several months, in the early stages of operation, our expenses will precede the related revenue by similar time periods.  For the three months ended November 30, 2010, our deferred revenue additions of $6.5 million, net of estimated future adjustments, continue to exceed amounts recognized of $1.6 million from previously deferred revenue, reflecting this early stage pattern.  In addition, as discussed in Note C, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $0.5 million in October and November 2010, and are expected to generate additional commission revenues estimated to range from $3.6 million to $4.5 million over approximately one or more years.

Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Revenue in our Equipment segment increased 113% to $1,789,554 for the three-month period ended November 30, 2010 from $839,417 for the same period of the prior year.  Equipment segment revenue from equipment sales increased approximately 276% to $1,188,756 for the three-month period ended November 30, 2010 as compared to $316,509 for the same period in the prior year. The increase in equipment sales is due primarily to more units shipped, partially offset by a decrease in the average per unit sale price.

The decrease in the sales price per unit reflects a shift in the product mix towards higher international sales, which typically have lower selling prices, as well as more refurbished equipment sold.  We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services increased 15% to $600,798 in the second quarter of fiscal 2011 from $522,908 in the second quarter of fiscal year 2010. Revenue from equipment rental and services represented 34% of total Equipment segment revenue in the second quarter of fiscal 2011 and 62% in the same quarter of fiscal 2010.  The increase in revenue generated from equipment rentals and services is due to increases in the rental, service, and accessory parts businesses.

Commission revenues in the Sales Representation segment were $2,011,188 in the second quarter of fiscal 2011.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of November 30, 2010, $5,611,815 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet.

Gross Profit

The Company recorded gross profit of $2,361,908 in the second quarter of fiscal 2011 compared to $438,927 in the second quarter of the prior fiscal year.  Equipment segment gross profit increased to $772,683, or 43% of Equipment segment revenue, for the second quarter of fiscal 2011 compared to $438,927, or 52% of Equipment segment revenue, for the same quarter of fiscal 2010. Gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $1,589,225 for the three months ended November 30, 2010.  Cost of commissions of $421,963 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $1,153,039 for the three months ended November 30, 2010 as compared to $314,100 for the three months ended November 30, 2009.  The increase in loss was due primarily to an operating loss of $1,270,512 in our Sales Representation segment, offset by operating income of $168,081 in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2011 and 2010 were $3,408,868, or 90% of revenues, and $650,705, or 78% of revenues, respectively, reflecting an increase of $2,758,163 or approximately 424%. The increase in SG&A expenditures in the second quarter of fiscal 2011 resulted primarily from increased wages, benefits, commissions, and insurance expenses related to the Sales Representation segment.

Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of fiscal 2011 the Company recorded a provision for doubtful accounts and commission adjustments of $548,971 as compared to the second quarter of fiscal year 2010 when there was no change to the Company’s provision for doubtful accounts and commission adjustments.  The fiscal 2011 provision, as described in Note H, was made solely to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $106,079, or 3% of revenues, for the second quarter of fiscal 2011 increased by $3,757, or 4%, from $102,322, or 12% of revenues, for the second quarter of fiscal 2010. The increase is primarily attributable to an increase in regulatory affairs expenses.

Interest and Financing Costs

Interest and financing costs for the second quarter of 2011 was $2,853 compared to the same period in the prior fiscal year when there were no interest and financing costs.  Interest and financing costs consisted of interest on short-term notes payable.

Interest and Other Income, Net

Interest and other income for the second quarter of 2011 and 2010, were $12,612 and $2,480, respectively. In the second quarter of fiscal year 2011 other income primarily consisted of the reversal of an other liability.   Interest income reflects interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the second quarter of fiscal years 2011 and 2010 was $13,312.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense

During the second quarters of fiscal year 2011 and fiscal year 2010, we recorded a provision for income taxes of $1,500.

Six Months Ended November 30, 2010 and November 30, 2009

Total revenue for the six months ended November 30, 2010 and November 30, 2009, was $5,076,589 and $2,155,501, respectively, which represented an increase of $2,921,088, or 136%. We reported a net loss applicable to common stockholders of $3,853,402 for the first two quarters of fiscal year 2011 compared to a net loss applicable to common stockholders of $198,046 for the first two quarters of fiscal 2010. The increase in net loss was primarily attributable to an operating loss of $3,632,752 in our Sales Representation segment partially offset by operating income of $20,982 in our Equipment segment.  Initial expenses associated with the start up of our Sales Representation segment were the main drivers of its operating loss.

These initial expenses are mainly personnel costs associated with hiring and maintaining our field sales force in advance of obtaining the GEHC Agreement and our first five months of operation under the agreement.  Because we defer recognition of commission revenue until the underlying equipment is accepted, which may take several months, in the early stages of operation, our expenses will precede the related revenue by similar time periods.  In the six months ended November 30, 2010, our deferred revenue additions of $7.2 million, net of estimated future adjustments, continue to exceed amounts recognized of $1.6 million from previously deferred revenue, reflecting this early stage pattern.  In addition, as discussed in Note C, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $0.5 million in October and November 2010, and are expected to generate additional commission revenues estimated to range from $3.6 million to $4.5 million over approximately one or more years.

Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Revenue in our Equipment segment increased 42% to $3,057,965 for the six-month period ended November 30, 2010 from $2,155,501 for the same period of the prior year.  Equipment segment revenue from equipment sales increased approximately 72% to $1,913,275 for the six-month period ended November 30, 2010 as compared to $1,111,157 for the same period in the prior year. The increase in equipment sales is due primarily to higher volume.

Average per unit sales price was essentially unchanged, as a shift in product mix to more new systems offset decreases in average selling prices for both new and refurbished equipment.  We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines or an expansion of the current CMS national reimbursement policy to include some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services increased 10% to $1,144,690 in the first two quarters of fiscal 2011 from $1,044,344 in the first two quarters of fiscal year 2010. Revenue from equipment rental and services represented 37% of total Equipment segment revenue in the first two quarters of fiscal 2011 and 48% in the same quarters of fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to more rental units shipped and an increase in the service business.

Commission revenues in the Sales Representation segment were $2,018,624 in the first two quarters of fiscal 2011.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of November 30, 2010, $5,611,815 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet.

Gross Profit

The Company recorded gross profit of $2,999,783 in the first two quarters of fiscal 2011 compared to $1,176,500 in the first two quarters of the prior fiscal year.  Equipment segment gross profit increased to $1,405,072, or 46% of Equipment segment  revenues, for the first two quarters of fiscal 2011 compared to $1,176,500, or 55% of Equipment segment revenues, for the same quarters of fiscal 2010. Gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $1,594,711 for the six months ended November 30, 2010.  Cost of commissions of $423,913 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $3,730,232 for the six months ended November 30, 2010 as compared to $326,925 for the six months ended November 30, 2009.  The increase in loss was due primarily to the initial expenses and deferral of revenue related to the Sales Representation segment, which resulted in a $3,632,752 operating loss.  This was partially offset by higher sales volume in the Equipment segment, which resulted in operating income of $20,982.

Selling, general and administrative (“SG&A”) expenses for the first two quarters of fiscal 2011 and 2010 were $6,513,547, or 128% of revenues, and $1,299,032, or 60% of revenues, respectively, reflecting an increase of $5,214,515 or approximately 401%. The increase in SG&A expenditures in the first two quarters of fiscal 2011 resulted primarily from increased wages, benefits, commissions, professional fees, and insurance expenses related to the Sales Representation segment.  The segment’s sales force and management staff has been receiving compensation since April 1, 2010, three months prior to the start of the GEHC Agreement.

Vasomedical, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first two quarters of fiscal 2011 the Company recorded a provision for doubtful accounts and commission adjustments of $623,535 as compared to the first two quarters of fiscal year 2010, when the Company’s provision for doubtful accounts and commission adjustments was reduced by $31,000.  The fiscal 2011 provision, as described in Note H, was made solely to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $216,468, or 4% of revenues, for the first two quarters of fiscal 2011 increased by $12,075, or 6%, from $204,393, or 9% of revenues, for the first two quarters of fiscal 2010. The increase is primarily attributable to an increase in regulatory affairs expenses.

Interest and Financing Costs

Interest and financing costs for the first two quarters of 2011 was $6,496 compared to the same period in the prior fiscal year when there were no interest and financing costs.  Interest and financing costs primarily consisted of interest for the notes payable that were cancelled in June 2010, interest on short term notes due to related parties, and interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first two quarters of 2011 and 2010, were $16,144 and $86,452, respectively. In the first two quarters of fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.   Interest income reflects interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first two quarters of fiscal years 2011 and 2010 was $26,623.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense

During the first two quarters of fiscal year 2011 we recorded a provision for income taxes of $7,330.  During the first two quarters of fiscal year 2010 we reversed the provision for income taxes by $15,833 and the Company incurred an additional expense of $29.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and the issuance of the Company’s Series E Preferred Stock. At November 30, 2010, we had cash and cash equivalents of $1,052,634, short-term investments of $68,850 and working capital of $1,532,887 compared to cash and cash equivalents of $481,679, short-term investments of $68,850 and working capital of $1,263,691 at May 31, 2010.

Cash used in operating activities was $2,880,383 during the first six months of fiscal year 2011, which consisted of a net loss after adjustments to reconcile net loss to net cash of $2,760,265 and cash used by operating assets and liabilities of $120,118. The changes in the accounts balances primarily reflect increases in accounts payable of $203,947, accrued commissions of $1,078,125, accrued expenses and other liabilities of $612,702, sales tax payable of $4,924, deferred revenue of $5,570,045, trade payable due to related party of $1,590, other long term liabilities of $49,320, and a decrease in inventory of $490,885, offset by a decrease in accrued professional fees of $57,822, a decrease in accrued rent expense of $1,327, and an increase in deferred commission expense of $894,833, other current assets of $18,869, other assets of $93,696, financing receivables of $54,200 and accounts and other receivables of $7,010,909.  Net trade receivables for our Equipment Segment were 28% of revenues for the six-month period ended November 30, 2010, as compared to 29% of revenues for the six-month period ended November 30, 2009. Trade receivables turnover for our Equipment Segment was 3.78 times for the six months ended November 30, 2010 as compared to 2.41 times for the six months ended November 30, 2009.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.

Vasomedical, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities during the six-month period ended November 30, 2010 used cash of $132,270 for purchases of property and equipment.

Financing activities during the six-month period ended November 30, 2010 provided cash of $3,583,608 consisting of net proceeds from issuance of preferred stock of $3,333,608 and the issuance of a short-term note of $250,000.

Liquidity

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the development of the Vaso Healthcare business. This investment is in alignment with projected revenue growth.

In the last couple of years, the Company has been looking to further diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter, ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the U.S. market.

In the first two quarters of fiscal 2011, the Company issued Series E convertible preferred stock (see Note L) to finance the operation of its Sales Representation segment. In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $0.5 million in October and November 2010, and are expected to generate additional commission revenues estimated to range from $3.6 million to $4.5 million over approximately one or more years.

Based on our current operations through November 30, 2010, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least November 30, 2011.  At December 31, 2010, the Company had cash and cash equivalents in excess of $3.1 million.

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

The Company believes the changes made to enhance its accounting resources and financial reporting processes, including the hiring of a new Chief Financial Officer and the appointment of a financial expert as the Chairman of the Audit Committee, were sufficient to remedy the previously existing material weakness.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

Date:  January 14, 2011