Form 10-Q
period 2011-02-28
VASOMEDICAL INC
filed 2011-04-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]    No  [X]

Number of Shares Outstanding of Common Stock, $.001 Par Value, at April 8, 2011 -  115,016,131

Vasomedical, Inc. and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
	February 28, 2011	May 31, 2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$2,073,025	$481,679
Short-term investment	69,709	68,850
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $1,437,858 at February 28, 2011,
and $146,961 at May 31, 2010	12,688,153	473,878
Inventories, net	1,726,031	2,063,769
Financing receivables, net	18,038	-
Deferred commission expense	2,283,967	-
Other current assets	257,047	91,848
Total current assets	19,115,970	3,180,024

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,638,910 at February 28, 2011, and $1,612,098 at May 31, 2010	329,972	303,038
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$433,006 at February 28, 2011, and $338,818 at May 31, 2010	155,870	250,058
FINANCING RECEIVABLES, net	31,887	-
OTHER ASSETS	314,821	130,390
	$19,948,520	$3,863,510

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$433,059	$271,620
Accrued commissions	2,694,855	29,164
Accrued expenses and other liabilities	1,010,396	239,032
Sales tax payable	161,396	141,884
Deferred revenue - current portion	11,347,582	854,403
Deferred gain on sale-leaseback of building - current portion	53,245	53,245
Accrued professional fees	77,077	86,985
Trade payable due to related party	241,910	240,000
Notes payable	14,751	-
Total current liabilities	16,034,271	1,916,333

LONG-TERM LIABILITIES
Notes payable	-	1,250,000
Deferred revenue	1,261,586	172,945
Accrued rent expense	14,887	17,655
Deferred gain on sale-leaseback of building	22,185	62,121
Other long-term liabilities	261,114	11,900
Total long-term liabilities	1,559,772	1,514,621

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
314,649 issued and outstanding at February 28, 2011	3,146	-
Common stock, $.001 par value; 250,000,000 shares authorized;
111,816,131 shares at February 28, 2011 and 110,271,113 at
May 31, 2010 issued and outstanding	111,816	110,271
Additional paid-in capital	54,511,712	48,958,737
Accumulated deficit	(52,272,197)	(48,636,452)
Total stockholders’ equity	2,354,477	432,556
	$19,948,520	$3,863,510
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Revenues
Equipment sales	$2,484,488	$1,700,440	$571,213	$589,283
Equipment rentals and services	1,702,709	1,562,459	558,019	518,115
Commissions	6,740,399	-	4,721,775	-
Total revenues	10,927,596	3,262,899	5,851,007	1,107,398

Cost of revenues
Cost of sales, equipment	1,595,115	835,224	403,931	295,773
Cost of equipment rentals and services	710,845	617,451	249,136	177,901
Cost of commissions	1,508,418	-	1,084,505	-
Total cost of revenues	3,814,378	1,452,675	1,737,572	473,674
Gross profit	7,113,218	1,810,224	4,113,435	633,724

Operating expenses
Selling, general and administrative	10,184,835	1,966,155	3,671,288	667,123
Research and development	328,267	306,086	111,799	101,693
Total operating expenses	10,513,102	2,272,241	3,783,087	768,816
Operating income/(loss)	(3,399,884)	(462,017)	330,348	(135,092)

Other income/(expenses)
Interest and financing costs	(7,852)	-	(1,356)	-
Interest and other income, net	17,400	86,155	1,256	(297)
Amortization of deferred gain on	-
sale-leaseback of building	39,934	39,934	13,311	13,311
Total other income, net	49,482	126,089	13,211	13,014

Income/(loss) before income taxes	(3,350,402)	(335,928)	343,559	(122,078)
Income tax benefit/(expense), net	(10,356)	34,313	(3,026)	18,507
Net income/(loss)	(3,360,758)	(301,615)	340,533	(103,571)

Preferred stock dividends	(274,987)	-	(122,876)	-
Net income/(loss) applicable to common stockholders	$(3,635,745)	$(301,615)	$217,657	$(103,571)

Earnings/(loss) per common share
- basic	$(0.03)	$(0.00)	$0.00	$(0.00)
- diluted	$(0.03)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	110,906,754	99,843,004	111,168,353	99,843,004
- diluted	110,906,754	99,843,004	116,085,279	99,843,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended February 28,
	2011	2010
Cash flows used in operating activities
Net loss	$(3,360,758)	$(301,615)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization of property and equipment	108,184	85,166
Amortization of deferred gain on sale-leaseback of building	(39,934)	(39,934)
Provision for/(recovery of) doubtful accounts and commission adjustments	1,290,897	(37,208)
Amortization of deferred distributor costs	94,188	94,189
Share-based compensation	305,035	27,404
Changes in operating assets and liabilities:
Accounts and other receivables	(13,505,172)	(91,184)
Inventories, net	368,215	(420,678)
Financing receivables, net	(49,925)	-
Deferred commission expense	(2,283,967)	-
Other current assets	(64,823)	59,289
Other assets	(217,759)	-
Accounts payable	161,439	226,789
Accrued commissions	2,665,691	32,785
Accrued expenses and other liabilities	629,008	(89,762)
Sales tax payable	19,512	(6,999)
Deferred revenue	11,581,820	(209,895)
Accrued professional fees	(9,908)	16,870
Trade payable due to related party	1,910	(20,000)
Accrued rent expense	(2,768)	1,557
Other long-term liabilities	249,214	-
Net cash used in operating activities	(2,059,901)	(673,226)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(132,270)	(21,729)
Purchases of short-term investments	(859)	(68,850)
Redemption of short-term investments	-	370,523
Net cash provided by (used in) investing activities	(133,129)	279,944

Cash flows provided by financing activities
Issuance of note payable	250,000	-
Repayment of note payable	(250,000)	-
Proceeds from preferred stock issuance	3,784,376	-
Net cash provided by financing activities	3,784,376	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,591,346	(393,282)
Cash and cash equivalents - beginning of period	481,679	544,057
Cash and cash equivalents - end of period	$2,073,025	$150,775

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	7,852	$-
Income taxes paid	$7,526	$4,111

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to/(from) property and equipment, attributable to operating leases, net	$30,477	$72,132
Issuance of note for purchase of insurance policy	$14,751	$-
Conversion of notes payable to preferred stock	$1,250,000	$-
Accrued preferred stock dividends	$(274,987)	$-
Issuance of preferred stock in satisfaction of accrued dividend	$100,768	$-
Trade payable due to related party payable in common stock	$-	$469,450
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a Vaso Healthcare, organized a group of medical device sales professionals in the hope of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, Vaso Healthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, Vaso Healthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report Vaso Healthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (See Note D).

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

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K/A for the year ended May 31, 2010, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.  The following policies are effective as of June 1, 2010 and have been implemented by the Company for the nine and three months ended February 28, 2011.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

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

Effective December 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The provisions of ASU 2010-20 require expansion of the Company’s disclosures on the credit quality of its financing receivables and the allowance for credit losses.  The Company does not expect the adoption of ASU 2010-20 to have a material effect on its consolidated condensed financial statements.

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

NOTE C - LIQUIDITY

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the introduction of additional products and the development of the Vaso Healthcare business.

In the last couple of years, the Company has been looking to diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter, ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the U.S. market.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

In the first three quarters of fiscal 2011, the Company issued Series E convertible preferred stock (see Note M) to finance the operation of its Sales Representation segment. In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.0 million from October 2010 to February 2011, and are expected to generate additional commission revenues estimated to range from $2.1 million to $3.0 million over approximately one or more years.

Based on our current operations through February 28, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least February 28, 2012.  At March 31, 2011, the Company had cash and cash equivalents in excess of $9.75 million.

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

	As of or for the three months ended February 28, 2011 (unaudited)
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,129,232	$4,721,775	$-	$5,851,007
Operating income/(loss)	$(176,579)	$669,164	$(162,237)	$330,348
Total assets	$5,369,045	$14,482,600	$96,875	$19,948,520
Accounts and other receivables, net	$738,690	$11,949,463	$-	$12,688,153
Deferred commission expense	$-	$2,283,967	$-	$2,283,967

	As of or for the three months ended February 28, 2010 (unaudited)
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,107,398	$-	$-	$1,107,398
Operating loss	$(1,074)	$-	$(134,018)	$(135,092)
Total assets	$4,059,149	$-	$11,250	$4,070,399
Accounts and other receivables, net	$787,943	$-	$-	$787,943
Deferred commission expense	$-	$-	$-	$-

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

	As of or for the nine months ended February 28, 2011 (unaudited)
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,187,197	$6,740,399	$-	$10,927,596
Operating loss	$(162,365)	$(2,963,588)	$(273,931)	$(3,399,884)
Total assets	$5,369,045	$14,482,600	$96,875	$19,948,520
Accounts and other receivables, net	$738,690	$11,949,463	$-	$12,688,153
Deferred commission expense	$-	$2,283,967	$-	$2,283,967

	As of or for the nine months ended February 28, 2010 (unaudited)
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,262,899	$-	$-	$3,262,899
Operating loss	$(127,904)	$-	$(334,113)	$(462,017)
Total assets	$4,059,149	$-	$11,250	$4,070,399
Accounts and other receivables, net	$787,943	$-	$-	$787,943
Deferred commission expense	$-	$-	$-	$-

NOTE E – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the three-month period ended February 28, 2011, the Company’s Board of Directors granted 250,000 restricted shares of common stock, valued at $77,500 with a vesting period of one year, to a consultant, and 200,000 shares of common stock valued at $62,000 to outside directors. No shares of common stock were issued to outside directors, employees, or outside consultants during the three-month period ended February 28, 2010.

During the nine-month period ended February 28, 2011, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note M), 4,400,000 restricted shares of common stock valued at $849,000 to employees and consultants.  Shares valued at $65,550 vested immediately and the remainder vest over three years.  During the nine-month period ended February 28, 2011, 1,000,000 shares of common stock valued at $255,000 were granted to outside directors and consultants, of which 250,000 shares valued at $77,500 will vest over one year. No shares of common stock were issued to outside directors, employees, or outside consultants during the nine-month period ended February 28, 2010.

During the nine-month period ended February 28, 2011, the Company’s Board of Directors did not grant any non-qualified stock options.  During the three and nine-month periods ended February 28, 2010, the Company’s Board of Directors granted non-qualified stock options of 200,000 shares to one outside director and 250,000 shares to one officer. These options vested immediately upon grant and have a period of five years.

Share-based compensation expense recognized under ASC 718 was $96,420 and $305,035 for the three and nine months ended February 28, 2011, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Share-based compensation expense was $27,404 for the three and nine month periods ended February 28, 2010.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE F –EARNINGS/(LOSS) PER COMMON SHARE

 Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted loss per common share were $0.03 and less than $0.01 for the nine months ended February 28, 2011 and 2010, respectively, and earnings of less than $0.01 and a loss of  less than $0.01 for the three months ended February 28, 2011 and 2010, respectively.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Basic weighted average shares outstanding	110,906,754	99,843,004	111,168,353	99,843,004
Dilutive effect of share-based compensation and warrants	-	-	4,916,926	-
Dilutive weighted average shares outsstanding	110,906,754	99,843,004	116,085,279	99,843,004

Stock options, warrants, convertible preferred stock, and common stock grants, in accordance with the following table, were excluded from the computation of diluted loss per share for the nine and three months ended February 28, 2011 and February 28, 2010.

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Stock options	1,888,776	3,048,239	338,776	3,048,239
Warrants	4,285,714	6,540,252	-	6,540,252
Convertible preferred stock	31,726,449	-	31,726,449	-
Common stock grants	4,110,000	-	-	-
	42,010,939	9,588,491	32,065,225	9,588,491

NOTE G – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities measured at fair value as of February 28, 2011 and May 31, 2010:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of February 28, 2011
Assets
Cash equivalents invested in money market fund (included in cash and cash equivalents)	$21,241	$-	$-	$21,241
Investment in certificates of deposit (included in short-term investment)	69,709	-	-	69,709
	$90,950	$-	$-	$90,950

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of May 31, 2010
Assets
Cash equivalents invested in money market fund (included in cash and cash equivalents)	$21,516	$-	$-	$21,516
Investment in certificates of deposit (included in short-term investment)	68,850	-	-	68,850
	$90,366	$-	$-	$90,366

The fair values of the Company’s cash equivalents invested in money market fund are determined through market, observable and corroborated sources.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010
	(unaudited)	(audited)
Trade receivables	$14,121,311	$587,898
Due from employees	4,700	32,941
Allowance for doubtful accounts and
commission adjustments	(1,437,858)	(146,961)
	$12,688,153	$473,878

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
NOTE I – INVENTORIES

Inventories, net of reserves, consist of the following:

	February 28, 2011	May 31, 2010
	(unaudited)	(audited)
Raw materials	$514,142	$585,991
Work in process	603,857	608,658
Finished goods	608,032	869,120
	$1,726,031	$2,063,769

At February 28, 2011 and May 31, 2010, the Company had reserves for excess and obsolete inventory of $421,432 and $358,972, respectively.

NOTE J – FINANCING RECEIVABLES, NET

At February 28, 2011, the Company had financing receivables of $49,925, net of unearned interest of $5,875.  These financing receivables were generated by a sales-type lease of our EECP® equipment in our Equipment Segment for a term of three years ending September 1, 2013.  At February 28, 2011 there were no past due amounts on these financing receivables and the Company has consequently made no provision for credit loss.  At May 31, 2010 the Company had no financing receivables.

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Deferred revenue at the beginning of the period	$1,027,348	$1,287,707	$6,597,393	$1,123,487
Additions:
Deferred extended service contracts	989,629	798,470	427,813	274,449
Deferred in-service and training	22,500	17,500	7,500	5,000
Deferred service arrangements	68,000	62,500	18,000	10,000
Deferred commission revenues	16,350,595	-	9,174,943	-
Recognized as revenue:
Deferred extended service contracts	(942,045)	(968,926)	(310,774)	(302,489)
Deferred in-service and training	(17,500)	(25,000)	(7,500)	(5,000)
Deferred service arrangements	(42,983)	(94,439)	(15,667)	(27,635)
Deferred commission revenues	(4,846,376)	-	(3,282,540)	-
Deferred revenue at end of period	12,609,168	1,077,812	12,609,168	1,077,812
Less: current portion	11,347,582	873,661	11,347,582	873,661
Long-term deferred revenue at end of period	$1,261,586	$204,151	$1,261,586	$204,151

NOTE L – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”).  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

We sold to Kerns, pursuant to the Securities Purchase Agreement, 21,428,572 shares of our common stock at $.07 per share for a total purchase price of $1,500,000, as well as a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $.08 per share (“the Warrant”).   The agreement further provided for the appointment to our Board of Directors of two representatives from Kerns.  In furtherance thereof, Dr. Jun Ma and Mr. Simon Srybnik, Chairman of both Kerns and Living Data, were appointed members of our Board of Directors.  On July 10, 2007, the Board of Directors appointed Mr. Behnam Movaseghi, Treasurer and Chief Financial Officer of Kerns, to our Board of Directors.  Mr. Movaseghi and Mr. Srybnik were each directly involved in the transactions between Living Data, Kerns and the Company, with respect to the Securities Purchase Agreement, the Distribution Agreement and the Supplier Agreement, as well as consulting services to the Company with no compensation.  On October 15, 2008, Dr. Jun Ma was appointed Chief Executive Officer.

Pursuant to the Distribution Agreement, as amended, we have become the exclusive worldwide distributor of the AngioNew EECP® systems manufactured by Living Data. As additional consideration for such agreement, we agreed to issue a total of 9,990,840 shares of our common stock to Living Data. The Distribution Agreement has an initial term extending through May 31, 2012.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the  external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $1,910 in commissions for sales of certain BIOX products, leave a balance of $241,910 and $240,000 in Trade Payable to Related Party on the accompanying consolidated condensed balance sheets as of February 28, 2011 and May 31, 2010, respectively.

Pursuant to a Registration Rights Agreement, we granted to Kerns and Living Data, subject to certain restrictions, “piggyback registration rights" covering the shares sold to Kerns as well as the shares issuable upon exercise of the Warrant and the shares issued to Living Data.

On February 28, 2011, David Lieberman was appointed by the Board of Directors as a director of the Company to serve as the Vice Chairman of the Board.  Mr. Lieberman has been a practicing attorney in the State of New York for in excess of 35 years specializing in corporation and securities law.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs legal services for the Company.

During the three and nine months ended February 28, 2011 the Company sold, or issued as dividends, 5,269 and 246,870 shares, respectively, of Series E Preferred Stock (see Note M) to directors, management, and other related parties of the Company.

NOTE M – STOCKHOLDERS’ EQUITY

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

In July 2010, 3,750,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of February 28, 2011, 195,000 shares have been forfeited.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company. No options were issued under the 2010 Plan during the three or nine months ended February 28, 2010.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

During the nine months ended February 28, 2011, the Company issued an aggregate of 314,649 shares of its Series E Preferred.  78,125 of the shares were issued to cover the cancellation of the Notes Payable outstanding at May 31, 2010.  Dividends totaling $142,356 have been accrued for the nine months ended February 28, 2010 of which $100,768 were paid on January 1, 2011 through the issuance of 6,298 shares of the Company’s Series E Preferred pursuant to the Certificate of Designations.  Additional dividends totaling $61,922 and $132,631 were recorded in recognition of the embedded beneficial conversion feature associated with the Series E Preferred during the three and nine months ended February 28, 2011, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

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

Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement.  Vaso Healthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.  Future rental payments under these operating leases aggregate approximately as follows:

For the years ended:
May 31, 2011	$50,946
May 31, 2012	209,353
May 31, 2013	88,323
Total	$348,622

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

As of February 28, 2011, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s consolidated condensed financial statements.

NOTE P – SUBSEQUENT EVENTS

Consulting agreement

On February 28, 2011, the Company’s Board of Directors approved a Consulting Agreement between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) for a term commencing on March 1, 2011 and terminating on February 28, 2013 (the “Agreement”).  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

1.	Engaging the adoption of EECP® therapy as a first line option for FDA cleared indications as it relates to CCS Class III/IV angina with a major commercial healthcare third-party payer.
2.
Engaging a major commercial healthcare payer to formally collaborate and co-sponsor a study with Vasomedical for the efficacy, efficiency and/or cost effectiveness of the EECP® therapy for NYHA Class II/III heart failure.

3.	Engaging final approval from the Centers for Medicare and Medicaid Services (“CMS”) of EECP® therapy as a first line treatment for CCS Class III/IV angina.
4.	Engaging final approval from CMS to extend coverage and provide for the reimbursement of EECP® therapy for CCS Class II angina; and
5.	Engaging final approval from CMS to extend coverage and provide for the reimbursement of EECP® therapy for NYHA Class II/III heart failure.

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the agreement, Mr. Rios was appointed a director of the Company, and 3,000,000 shares of restricted common stock were issued in March 2011.

Employment agreement

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, for a three-year term ending on March 14, 2014 (the “Employment Agreement”).  The Employment Agreement provides for annual compensation of $200,000, eligibility for annual bonuses and long-term incentive awards, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Stock Issuance

In March 2011, the Company granted 116,279 shares of fully vested common stock valued at $50,000 to an outside director.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (“MI”)) and cardiogenic shock.

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the introduction of additional products and the development of the Vaso Healthcare business.

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

In July 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The provisions of ASU 2010-20 will require expansion of the Company’s disclosures on the credit quality of its financing receivables and the allowance for credit losses.  The adoption of this guidance did not have an impact on the Company’s consolidated condensed financial statements.

New Accounting Pronouncements

As of February 28, 2011, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s consolidated condensed financial statements.

Consolidated Results of Operations

Three Months Ended February 28, 2011 and February 28, 2010

Total revenue for the three months ended February 28, 2011 and February 28, 2010, was $5,851,007 and $1,107,398, respectively, which represented an increase of $4,743,609, or 428%. We reported net income applicable to common stockholders of $217,657 for the third quarter of fiscal year 2011 compared to a net loss applicable to common stockholders of $103,571 for the third quarter of fiscal 2010. The change from a net loss to net income was primarily attributable to operating income of $669,164 in our Sales Representation segment partially offset by an operating loss of $176,579 in our Equipment segment.

We defer recognition of commission revenue until the underlying equipment is accepted, which may take several months or longer.   For the three months ended February 28, 2011, our deferred revenue additions were $9.2 million, net of estimated future adjustments, and we recognized $3.3 million from previously deferred revenue.  Our deferred revenue additions were favorably impacted in our third fiscal quarter due to seasonal patterns in our Sales Representation segment.  However, due to provisions in the GEHC Agreement, which took effect in January 2011, that postpone our ability to bill certain amounts until later in the sales order cycle, deferred revenue additions are also expected to be generally lower in future quarters as compared to the third quarter of fiscal year 2011.  These provisions have no impact on the timing of revenue recognition.  In addition, as discussed in Note C, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $1.5 million from December 2010 to February 2011, and are expected to generate additional commission revenues estimated to range from $2.1 million to $3.0 million over approximately one or more years.

Vasomedical, Inc. and Subsidiaries

Revenues

Revenue in our Equipment segment increased 2% to $1,129,232 for the three-month period ended February 28, 2011 from $1,107,398 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased approximately 3% to $571,213 for the three-month period ended February 28, 2011 as compared to $589,283 for the same period in the prior year. The decrease in equipment sales is due primarily to a decrease in the average per unit sale price.

The decrease in the sales price per unit for the third quarter of fiscal 2011 reflects a shift in the product mix to more refurbished equipment sold.  We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payors to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services increased 8% to $558,019 in the third quarter of fiscal 2011 from $518,115 in the third quarter of fiscal year 2010. Revenue from equipment rental and services represented 49% of total Equipment segment revenue in the third quarter of fiscal 2011 and 47% in the same quarter of fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to increased accessory parts shipments.

Commission revenues in the Sales Representation segment were $4,721,775 in the third quarter of fiscal 2011.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of February 28, 2011, $11,504,219 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $984,737 is long-term.

Gross Profit

The Company recorded gross profit of $4,113,435 in the third quarter of fiscal 2011 compared to $633,724 in the third quarter of the prior fiscal year.  Equipment segment gross profit decreased to $476,175, or 42% of Equipment segment revenues, for the third quarter of fiscal 2011 compared to $633,724, or 57% of Equipment segment revenues, for the same quarter of fiscal 2010. Gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $3,637,270 for the three months ended February 28, 2011.  Cost of commissions of $1,084,505 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries

Operating Income/(Loss)

Operating income was $330,348 for the three months ended February 28, 2011 as compared to an operating loss of $135,092 for the three months ended February 28, 2010.  The change from an operating loss to operating income was primarily attributable to operating income of $669,164 in our Sales Representation segment, partially offset by an operating loss of $176,579 in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2011 and 2010 were $3,671,288, or 63% of revenues, and $667,123, or 60% of revenues, respectively, reflecting an increase of $3,004,165 or approximately 450%. The increase in SG&A expenditures in the third quarter of fiscal 2011 resulted primarily from increased wages, benefits, commissions, and insurance expenses related to the Sales Representation segment.

During the third quarter of fiscal 2011, the Company recorded a provision for doubtful accounts and commission adjustments of $667,362 as compared to the third quarter of fiscal year 2010 when there was no change to the Company’s provision for doubtful accounts and commission adjustments.  Of the fiscal 2011 provision, $12,651 was to accrue for bad debt expense and $654,711 was to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $111,799, or 2% of revenues, for the third quarter of fiscal 2011 increased by $10,106, or 10%, from $101,693, or 9% of revenues, for the third quarter of fiscal 2010. The increase is primarily attributable to an increase in product development expenses.

Interest and Financing Costs

Interest and financing costs for the third quarter of 2011 was $1,356 compared to the same period in the prior fiscal year when there were no interest and financing costs.  Interest and financing costs consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the third quarter of 2011 and 2010, were $1,256 and $(297), respectively.  Interest income reflects interest earned on the Company’s cash balances and financing receivables.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the third quarter of fiscal years 2011 and 2010 was $13,311.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Benefit/(Expense), Net

During the third quarter of fiscal year 2011, we recorded income tax expense of $3,026 and in the third quarter of fiscal year 2010, we recorded an income tax benefit of $18,507.  The fiscal 2010 income tax benefit was primarily a research and development credit associated with the federal stimulus package of 2009.

Nine Months Ended February 28, 2011 and February 28, 2010

Total revenue for the nine months ended February 28, 2011 and February 28, 2010, was $10,927,596 and $3,262,899, respectively, which represented an increase of $7,664,697, or 235%. We reported a net loss applicable to common stockholders of $3,635,745 for the first three quarters of fiscal year 2011 compared to a net loss applicable to common stockholders of $301,615 for the first three quarters of fiscal 2010. The increase in net loss was primarily attributable to an operating loss of $2,963,588 in our Sales Representation segment and by an operating loss of $162,365 in our Equipment segment.  Initial expenses associated with the start up of our Sales Representation segment were the main drivers of its operating loss.

Vasomedical, Inc. and Subsidiaries

These initial expenses are mainly personnel costs associated with hiring and maintaining our field sales force in advance of obtaining the GEHC Agreement and our early months of operation under the agreement.  Conversely, we defer recognition of commission revenue until the underlying equipment is accepted, which may take several months or longer. As a result, our expenses substantially exceeded the revenue recognized for the same period while our deferred revenue continued to grow.  In the nine months ended February 28, 2011, our deferred revenue additions of $16.4 million, net of estimated future adjustments, exceeded amounts recognized of $4.8 million from previously deferred revenue, reflecting this early stage pattern.  Our deferred revenue additions were favorably impacted in our third fiscal quarter due to seasonal patterns in our Sales Representation Segment.  However, due to provisions in the GEHC Agreement, which took effect in January 2011, that postpone our ability to bill certain amounts until later in the sales order cycle, deferred revenue additions are also expected to be generally lower in future quarters as compared to the third quarter of fiscal year 2011.  These provisions have no impact on the timing of revenue recognition.  In addition, as discussed in Note C, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.0 million from October 2010 to February 2011, and are expected to generate additional commission revenues estimated to range from $2.1 million to $3.0 million over approximately one or more years.

Revenues

Revenue in our Equipment segment increased 28% to $4,187,197 for the nine-month period ended February 28, 2011 from $3,262,899 for the same period of the prior year.  Equipment segment revenue from equipment sales increased approximately 46% to $2,484,488 for the nine-month period ended February 28, 2010 as compared to $1,700,440 for the same period in the prior year. The increase in equipment sales is due primarily to higher volume.

Average per unit sales price was essentially unchanged, as a shift in product mix to more new systems offset decreases in average selling prices for both new and refurbished equipment.  We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change to current reimbursement policies by CMS or third party payors to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services increased 9% to $1,702,709 in the first three quarters of fiscal 2011 from $1,562,459 in the first three quarters of fiscal year 2010. Revenue from equipment rental and services represented 41% of total Equipment segment revenue in the first three quarters of fiscal 2011 and 48% in the same quarters of fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to more accessory parts shipped and an increase in the service business.

Commission revenues in the Sales Representation segment were $6,740,399 in the first three quarters of fiscal 2011.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of February 28, 2011, $11,504,219 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $984,737 is long-term.

Vasomedical, Inc. and Subsidiaries

Gross Profit

The Company recorded gross profit of $7,113,218 in the first three quarters of fiscal 2011 compared to $1,810,224 in the first three quarters of the prior fiscal year.  Equipment segment gross profit increased to $1,881,237, or 45% of Equipment segment revenues, for the first three quarters of fiscal 2011 compared to $1,810,224, or 55% of Equipment segment revenues, for the same quarters of fiscal 2010. Gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $5,321,981 for the nine months ended February 28, 2011.  Cost of commissions of $1,508,418 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $3,399,884 for the nine months ended February 28, 2011 as compared to $462,017 for the nine months ended February 28, 2010.  The increase in loss was due primarily to the initial expenses and deferral of revenue related to the Sales Representation segment, which resulted in a $2,963,588 operating loss.

Selling, general and administrative (“SG&A”) expenses for the first three quarters of fiscal 2011 and 2010 were $10,184,835, or 93% of revenues, and $1,966,155, or 60% of revenues, respectively, reflecting an increase of $8,218,680 or approximately 418%. The increase in SG&A expenditures in the first three quarters of fiscal 2011 resulted primarily from increased wages, benefits, commissions, professional fees, and insurance expenses related to the Sales Representation segment.  The segment’s sales force and management staff has been receiving compensation since April 1, 2010, three months prior to the start of the GEHC Agreement.

During the first three quarters of fiscal 2011 the Company recorded a provision for doubtful accounts and commission adjustments of $1,290,897 as compared to the first three quarters of fiscal year 2010, when the Company’s provision for doubtful accounts and commission adjustments was reduced by $37,208.  Of the fiscal 2011 provision, $12,651 was to accrue for bad debt expense and $1,278,246 was to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $328,267, or 3% of revenues, for the first three quarters of fiscal 2011 increased by $22,181, or 7%, from $306,086, or 9% of revenues, for the first three quarters of fiscal 2010. The increase is primarily attributable to an increase in product development and regulatory affairs expenses.

Interest and Financing Costs

Interest and financing costs for the first three quarters of 2011 was $7,852 compared to the same period in the prior fiscal year when there were no interest and financing costs.  Interest and financing costs primarily consisted of interest for the notes payable that were settled in June 2010, interest on short term notes due to related parties, and interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first three quarters of 2011 and 2010, were $17,400 and $86,155, respectively. In the first three quarters of fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.  Interest income reflects interest earned on the Company’s cash balances and financing receivables.

Vasomedical, Inc. and Subsidiaries

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first three quarters of fiscal years 2011 and 2010 was $39,934.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Benefit\(Expense), Net

During the first three quarters of fiscal year 2011 we recorded an expense for income taxes of $10,356.  During the first three quarters of fiscal year 2010 we recorded an income tax benefit of $34,313. The 2010 income tax benefit was primarily a research and development credit associated with the federal stimulus package of 2009 and a reduction in the provision for estimated taxes.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and the issuance of the Company’s Series E Preferred Stock. At February 28, 2011, we had cash and cash equivalents of $2,073,025, short-term investments of $69,709 and working capital of $3,081,699 compared to cash and cash equivalents of $481,679, short-term investments of $68,850 and working capital of $1,263,691 at May 31, 2010.

Cash used in operating activities was $2,059,901 during the first nine months of fiscal year 2011, which consisted of a net loss after adjustments to reconcile net loss to net cash of $1,602,388, and cash used by operating assets and liabilities of $457,513. The changes in the account balances primarily reflect increases in accounts payable of $161,439, accrued commissions of $2,665,691, accrued expenses and other liabilities of $629,008, sales tax payable of $19,512, deferred revenue of $11,581,820, trade payable due to related party of $1,910, and other long-term liabilities of $249,214, and a decrease in inventory of $368,215.  These changes were offset by a decrease in accrued professional fees of $9,908, a decrease in accrued rent expense of $2,768, and an increase in deferred commission expense of $2,283,967, other current assets of $64,823, other assets of $217,759, finance receivables of $49,925 and accounts and other receivables of $13,505,172. Net trade receivables for our Equipment Segment were 18% of revenues for the nine-month period ended February 28, 2011, as compared to 24% of revenues for the nine-month period ended February 28, 2010. Trade receivables turnover for our Equipment Segment was 5.27 times for the nine months ended February 28, 2011 as compared to 3.41 times for the nine months ended February 28, 2010.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.

Investing activities during the nine-month period ended February 28, 2011 used cash of $133,129 for purchases of property and equipment and reinvestment of interest earned on a certificate of deposit.

Financing activities during the nine-month period ended February 28, 2011 provided cash of $3,784,376 consisting of net proceeds from issuance of preferred stock.  Notes payable of $250,000 were issued and subsequently repaid during the nine months ended February 28, 2011.

Liquidity

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by expanding our business opportunities through the introduction of additional products and the development of the Vaso Healthcare business.

In the last couple of years, the Company has been looking to diversify its business, including offering additional medical devices in its product portfolio, and has since introduced patient monitoring devices (the BIOX series Holter, ABP recorders and analysis software) and patient management devices (the EZ ECG and EZ O2 products) into the U.S. market.

Vasomedical, Inc. and Subsidiaries

In the first three quarters of fiscal 2011, the Company issued Series E convertible preferred stock (see Note M) to finance the operation of its Sales Representation segment. In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.0 million from October 2010 to February 2011, and are expected to generate additional commission revenues estimated to range from $2.1 million to $3.0 million over approximately one or more years.

Based on our current operations through February 28, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least February 28, 2012.  At March 31, 2011, the Company had cash and cash equivalents in excess of $9.75 million.

Vasomedical, Inc. and Subsidiaries

ITEM 4 - CONTROLS AND PROCEDURES

In our Annual Report for the year ended May 31, 2010, as filed with the SEC on Form 10-K on August 30, 2010, we reported a material weakness in internal controls, as defined by the Public Company Accounting Oversight Board.  The material weakness arose from a lack of adequate accounting resources to address non-routine transactions and certain financial reporting matters on a timely basis, which was in the process of being remedied, as reported by the Company.

The Company believes the changes made to enhance its accounting resources and financial reporting processes, including the hiring of a new Chief Financial Officer and the appointment of a financial expert as the Chairman of the Audit Committee, were sufficient to remedy the previously existing material weakness.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

/s/ Jonathan Newton .
Jonathan Newton
Chief Financial Officer

Date:  April 14, 2011