Form 10-K
period 2011-05-31
VASOMEDICAL INC
filed 2011-08-29
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-18105

VASOMEDICAL, INC.
(Exact name of registrant as specified in Its Charter)
Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

180 Linden Avenue, Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 997-4600
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value	OTCQB
(Title of Class)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ X ]

The aggregate market value of common stock held by non-affiliates was approximately $22,065,523 based on the closing sales price of the common stock as quoted on the OTCQB on August 22, 2011.

At August 22, 2011, the number of shares outstanding of the issuer's common stock was 117,078,704.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASOMEDICAL, INC.

EXHIBITS

Exhibit 31	Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32	Certification of Periodic Report

-  -

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated by the United States Food & Drug Administration (FDA) for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals in the anticipation of entering into the sales representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report VasoHealthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (see Note C).

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by launching the VasoHealthcare business, and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).  We also are looking for accretive acquisitions in the medical device market.

In fiscal 2011, the Company’s aggregate revenues increased from $4,205,942 to $16,373,424 oe 289% from. the prior fiscal year.   While the Company incurred operating losses due in large part to the revenue recognition rules associated with its VasoHealthcare business, it generated  significant operating cash flows in excess of $4.1 million.

Market Overview - EECP®

Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 813,000 lives in the United States in 2007 and was responsible for 1 of every 2.9 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2011 Update (2011 Update). An estimated 82.6 million American adults suffer from some form of cardiovascular disease.  Among these, 16.3 million have coronary heart disease (CHD).

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

Angina

Angina pectoris is the medical term for a recurring pain or discomfort in the chest or near the neck due to coronary artery disease (CAD).   The number of angina patients in the United States is approximately 10.9 million, according to the 2011 Update.  There are approximately 100,000 to 150,000 new refractory angina patients each year who do not adequately respond to medication, and are not amenable to invasive revascularization procedures such as percutaneous coronary interventions (PCI), with angioplasty and coronary stent placement or coronary artery bypass grafting (CABG).  Currently our EECP® therapy is mostly prescribed for these patients because of the potential to meet the guidelines for reimbursement of EECP® therapy.

In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for more than 46.6 million beneficiaries in 2010, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina.  Medicare reimbursement guidelines have a significant impact in determining the available market for EECP® therapy.  We believe that the majority of the patients who receive EECP® therapy are Medicare patients, and many of the younger patients are covered by third-party payers.  Medicare guidelines limit reimbursement for EECP® therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy.  As a result, an important element of our strategy is to grow the market for EECP® therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP® therapy to compete more with other therapies for ischemic heart disease.  To this end, we have engaged a consulting firm in a two-year agreement to assist us in promoting EECP therapy as a first line option in the treatment of CCS Class III/IV angina with both Medicare and a major healthcare third-party payer, and extending Medicare coverage to heart failure and Class II angina.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

Congestive Heart Failure (CHF)

CHF is a condition in which the heart loses its pumping capacity to supply the metabolic needs of all other organs.  The condition affects both sexes and is most common in people over age 50.  Symptoms include angina, shortness of breath, weakness, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat and low blood pressure.  CHF is treated with medication surgery, and, in certain severe cases, heart transplants.  Left ventricular assist devices (LVADs) and the use of cardiac resynchronization and implantable defibrillators are useful in selected patients with heart failure.  Still, no consensus therapy currently exists for CHF and patients must currently suffer their symptoms chronically and have a reduced life expectancy.

According to the 2011 Update, in 2007 approximately 5.7 million adults in the United States were suffering heart failure and about 670,000 new cases of the disease occur each year.  The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks.  Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to heart failure.  The economic burden of congestive heart failure is enormous, with an estimated cost of $39.2 billion to the health care system in the United States in 2010.  Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP® therapy.  Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition.  It is noteworthy that data collected from the International EECP® Patient Registry™ (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP® also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP® therapy.

We sponsored a pivotal, randomized clinical trial to demonstrate the efficacy of EECP® therapy in the most prevalent types of heart failure patients.  This trial, known as PEECH™ (Prospective Evaluation of EECP® in Congestive Heart Failure), completed in 2005, was intended to provide additional evidence of the safety and efficacy of EECP® therapy in the treatment of mild-to-moderate heart failure and to support our application for expansion of the Medicare national reimbursement coverage policy to include mild-to-moderate heart failure as a primary indication.  The PEECH™ trial was a positive clinical trial, having met the statistical requirement of meeting at least one of its co-primary endpoints, a significant difference in the proportion of patients satisfying a pre-specified threshold of improvement in exercise duration.  The trial also demonstrated significant improvements in favor of EECP® therapy on several important secondary endpoints, including exercise duration and improvement in symptom status and quality of life.  The results of the PEECH™ trial were published by the Journal of the American College of Cardiology (JACC) in its September 19, 2006 issue.  JACC is the official journal of the American College of Cardiology.

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

We will continue to educate the marketplace that EECP® therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP® therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria.  Additionally, we have engaged a consulting firm in a two-year agreement to assist us in extending CMS coverage and reimbursement to NYHA Class II/III heart failure.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

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

It is clear that there are sufficient clinical and scientific evidence in each of the five potential applications listed above to demonstrate EECP® therapy’s safety and efficacy.  However, large randomized control studies appear to be needed to confirm the preliminary findings and drive market clearance and reimbursement.

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

Independent research aiming to fully explain the precise scientific means by which EECP® therapy achieves its long-term beneficial effects continues to be conducted and published every year.  There is evidence to suggest that the EECP® therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels.  The recruitment of new arteries, known as collateral blood vessels, bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that were receiving an inadequate supply of blood.  There is also evidence to support a mechanism related to improved function of the endothelium (the inner lining of the blood vessels), which regulates the luminal size of the arteries and controls the dilation of the arteries to ensure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body’s organs and tissues and as a result the reduced workload of the heart.

Clinical Studies on EECP® Therapy

The effectiveness of EECP therapy and its mechanisms of action have been demonstrated in numerous clinical studies and journal publications, as follows:

The MUST-EECP® Study

In 1995, we began a randomized, controlled and double-blinded multicenter clinical study (MUST-EECP®) at seven leading university hospitals in the United States to provide definitive scientific evidence of EECP® therapy’s effectiveness.  MUST-EECP® was completed in July 1997 and the results were published in the Journal of the American College of Cardiology (JACC), a major peer-review medical journal, in June 1999.

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

The PEECH™ Study

The protocol for the study required that patients have NYHA II or III symptoms, have an LVEF of 35% or less, be able to undergo exercise testing and complete patient examinations 1-week, 3-months and 6-months following treatment that evaluated changes from baseline in exercise capacity, symptom status and quality of life.  Patients were randomized to receive either optimal (i.e. guideline-recommended) pharmaceutical therapy (OPT) or EECP® therapy in addition to OPT.  The 187 patient trial was completed in 2004 and the results were published by the Journal of the American College of Cardiology (JACC) in its September 19, 2006 issue.

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

The International EECP® Patient Registry (IEPR™)

In 1998 we sponsored the International Patient EECP® Registries (IEPR™) with the Department of Epidemiology Data Center at the University of Pittsburgh, Graduate School of Public Health as the coordinating center responsible for data collection, processing, as well as performing error and consistency checks and analysis.  The IEPR™ is a voluntary registry recording consecutive patients enrolled in clinical sites undergoing for at least 1 hour of EECP® therapy.  The objective of IEPR™ was to document the baseline characteristics, safety and effectiveness of EECP® therapy in the treatment of chronic angina.  Over 5,000 patients have been enrolled from 84 sites, constituting Phase I of the International EECP® Patient Registry (IEPR™-1).  Patients in IEPR™-1 were to be followed for 3 years, and the data collection was completed in September 2004.  Phase II of the International EECP® Patient Registry (IEPR™-2) was initiated in January 2002 and reached the target enrollment of 2,500 patients in September 2004.  Data captured at the beginning of treatment include patient demographic characteristics, medical history and pre-treatment quality of life (Duke Activity Status Index, or DASI).  IEPR™-2 also added heart failure specific data (including the Kansas City Cardiomyopathy Questionnaire).  After treatment completion, data was collected on improvement in anginal symptoms, quality of life, and on any adverse events occurring during the treatment period.  Patients were contacted for follow-up at 6 and 12 months and then annually up to 2 years.

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

Follow-up results of the two-year outcomes of 1,097 patients from the IEPR™-1 were published in American Journal of Cardiology in February 2004.  Seventy-three percent (73%) of patients in this cohort had a decrease in their angina symptom status upon completion of EECP® therapy and the average number of angina episodes for the group was reduced from 10.6 to 2.8 per week.  The improvement was significant and correlated with the reduction in Canadian Cardiovascular Society Classification.    The authors summarized the results by stating “Most patients experienced a significant reduction in angina and improvement in quality of life after EECP® therapy, and this reduction was sustained in most patients at 2-year follow-up.”

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

In addition to collecting data on patients with history of heart failure, IEPR™-2 also gathered data on patients who failed to complete an initial 35-hour EECP® treatment course, published in Cardiology in November 2006.  In 2,311 patients, 86.5% completed their EECP® treatment course (Complete cohort) and 13.5% patients failing to complete (Incomplete cohort).  The predictors of failure to complete the initial course of EECP® treatment course were: female gender, heart failure, use of angiotensin-converting enzyme inhibitors or angiotensin receptor blockers, and use of nitroglycerin.  For the Complete group, 83.4% had a reduction of at least one CCS class after their initial EECP® course, vs. 21.7% in the Incomplete group.  After repeat EECP® treatment, 66.2% of the Incomplete group achieved at least one CCS class reduction vs. 69.4% of the Complete group undergoing retreatment.  The independent predictors for those who return to successfully complete their second course were patients who stopped their first course because of clinical events, and candidacy for coronary artery bypass grafting at the time of initial treatment. The results of retreatment of those who failed to complete their initial EECP® course were comparable to those who completed their initial treatment, with similar reductions of CCS angina class.

Significant Economic Benefits of EECP® therapy

IEPR-2 also examined the economic impact of EECP® treatment by collecting data on emergency department (ED) visits and hospitalizations in patients with refractory angina and LVD.  Patients with refractory angina and LVD exert an enormous burden on health care resources primarily because of the number of recurrent emergency department (ED) visits and hospitalizations.  Results from 450 patients with LVD (ejection fraction no more than 40%) treated with EECP® therapy for their refractory angina with data on all-cause ED visits and hospitalization rates within 6-months before EECP® therapy were compared with those at 6-months after EECP® therapy were analyzed and published in Congestive Heart Failure in February 2007.  Despite the unfavorable risk profile, refractory angina patients with LVD achieved a substantial reduction in all-cause ED visits and hospitalization rates at 6-month follow-up.  The proportion of patients reporting at least 1 ED visit in the 6 months after the start of treatment was 11.8%, and the proportion of patients reporting at least 1 hospital admission was 23.5%.  The mean number of ED visits per patient decreased from 0.9±2.0 pre-EECP to 0.2±0.7 at 6 months, and hospitalizations were reduced from 1.1±1.7 to 0.3±0.9, a reduction of 82%.  EECP® therapy has the potential to save billions in healthcare costs each year, and the Company is educating payers on these benefits as part of its campaign to expand reimbursement.

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

Other studies and publications

There are at least 155 papers published in peer-reviewed medical journals related to external counterpulsation therapy since 1992, and many more published in scientific and medical conferences all over the world.  Most of these journal publications are clinical reports on the results in patients with chronic stable angina and/or heart failure.  With only a few exceptions, these reports are generated using Vasomedical EECP® therapy systems.  In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating the pathophysiological mechanisms underlying the benefits of EECP® therapy and the beneficial clinical outcomes of EECP® therapy, as follows:

Mechanisms of Action

In the past five years, the mechanisms of action of EECP® therapy have been the subjects of many investigations. It is now clear that during EECP® therapy the hemodynamic effect increases the pressure gradient across coronary stenosis, induces higher shear stress on the endothelial monolayer, promotes angiogenesis and collateral development, improves endothelial functions, and reduces circulating proinflammatory cytokines, arterial stiffness and smooth muscle cells proliferation and migration, slowing down the progression of atherosclerotic processes.  EECP® therapy:

  produces significant increase in coronary blood flow, cardiac output, LV unloading documented by in intracoronary pressure ultrasound Doppler study;
  stimulates development of angiogenesis and arteriogenesis resulting in recruitment of collateral circulation documented by intracoronary pressure wire measurements;
  improves endothelial function by increased plasmas nitric oxide and decreased endothelin-1 levels, producing vasodilation;
  neutralizes reactive oxygen species by reduction of 8-isoprostance and asymmetrical dimethylarginine, reducing cells injury;
  reduces inflammatory cytokines including tumor necrosis factor-α, monocyte chemoattractant protein-1, soluble vascular cell adhesion molecule and high-sensitivity C-reactive protein;
  increases release of endothelial progenitor cell, improves endothelial functions and reduces smooth muscle cells migration and proliferation;
  increases release of neurohormonal factors including angiotensin-II, ANP, BNP, improving control of vascular tone;
  reduces arterial stiffness, reducing blood pressure and resistance to blood flow; and
  increases flow-mediated dilation of the brachial and femoral arteries.
Beneficial clinical outcomes of EECP® therapy
  increases myocardial perfusion to ischemic regions of the heart in patients with coronary artery disease  (CAD), documented by radionuclide stress tests, improving cardiac functions;
  eliminates or reduces angina and heart failure symptoms;
  improves exercise capacity in patients with CAD;
  improves angina function class determined by Canadian Cardiovascular Society, improving functional capacity in patients with CAD and heart failure;
  reduces frequency of angina episodes and nitroglycerin usage in patients with refractory angina;
  improves quality of life in patients with angina and heart failure;
  eliminates or reduces the use of anti-angina medications;
  Benefits are sustained for up to three to five years.
Sales and Marketing - EECP®

Domestic Operations

We sell EECP® therapy systems to treatment providers such as hospitals, clinics and physician private practices in the United States through a combination of employees and independent sales representatives managed by a vice president of sales and marketing, along with in-house administrative support.  The efforts of our sales organization are further supported by clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established.  This clinical applications group also engages in training and certification of new personnel at each site, as well as in updating providers on new clinical developments relating to EECP® therapy.

Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings.  These programs are designed to support our field sales organization and increase awareness of EECP® therapy in the medical community.  Our marketing activities also include promotion of awareness among third-party payers and potential patients of the benefits of EECP® treatment for patients suffering from CHF as well as angina.  Additional marketing projects completed this year include an iPhone App for EECP® therapy and the creation of an online company store to promote the online sale of specific products, accessories and supplies. The Company’s marketing resources have been expanded to include an additional marketing manager and an in-house telemarketing group.

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

International Operations

We distribute our products in the international market primarily through a network of independent distributors. It has generally been our policy to appoint distributors with exclusive marketing rights to EECP® therapy systems in their respective countries or regions, in exchange for their commitment to meet the duties and responsibilities required of a distributor.  Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards.  Duties of the distributors include registering the product and obtaining any required regulatory or clinical approvals to support local registration or reimbursement for EECP® therapy, as well as clinical and technical support to the therapy providers in their respective territories.

Our international marketing activities include, among other things, assisting distributors in obtaining regulatory clearance and national or third-party healthcare insurance reimbursement approval, participating in trade shows and medical conferences to create greater awareness and acceptance of EECP® therapy by clinicians, and identifying additional distribution channels in those countries in which we do not currently have a presence.

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

Competition - EECP®

Presently, we are aware of at least three direct competitors with an external counterpulsation device on the market.  Some other companies have also received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially available in the marketplace.  While we believe that these competitors’ involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

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

Government Regulations - EECP®

We are subject to extensive regulation by numerous government regulatory agencies, including the FDA and similar foreign agencies.  Where applicable, we are required to comply with laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

Premarket Review

Our EECP® therapy systems are currently classified by the US FDA as Class III devices, which include devices for which there is insufficient information demonstrating that general and special controls will provide reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, are of substantial importance in preventing impairment of human health, or pose a potential unreasonable risk of illness or injury.  The FDA generally must clear a Class III device for marketing in the United States by a premarket approval or PMA, unless it is considered as a preamendments device – device that was commercially distributed before May 28, 1976 – and thus can be cleared by premarket notification, or 510(k).  The company’s initial system  received FDA 510 (k) clearance in 1995, with later models receiving clearance at various times between 2000 and 2003.

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

As a sales channel partner, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

Foreign Regulation

In most countries to which we seek to export our EECP® systems, a local regulatory clearance must be obtained.  The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.  Vasomedical EECP® systems are all manufactured in accordance with ISO 13485, the international standard for medical devices.  All our current systems are UL listed, as well as CE marking certified for European Union countries, and covered by our Health Canada license.

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

An Update to the 2002 ACC/AHA Guidelines has been under review by the ACC Guidelines Committee for the Guideline Update for the Management of Patients with Chronic Stable Angina and was originally scheduled for release in spring 2011. Based upon the publication of numerous randomized, controlled studies in the last five years on the mechanisms of action of EECP® therapy, the Company made a formal request, and has contacted all domestic EECP® providers and key opinion leaders in the field of cardiology to support its request, for an upgrade from the Class IIb classification to a IIa level, consistent with the current published scientific evidence. The update has been delayed with no new release date available.

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

In summary, while there is still some reluctance in the cardiology community about the broader use of  EECP® therapy, positive evaluations of its application for patients with chronic angina and heart failure continue to appear in presentations at major scientific meetings and in peer-reviewed publications each year.  We believe the new evidence from completed and ongoing studies regarding the efficacy of EECP® therapy and its long lasting effect will be sufficient to warrant a modification of practice guidelines to a more favorable recommendation, increased acceptance by the medical community, and broader reimbursement coverage.

Reimbursement for EECP® Therapy

In addition to regulatory approvals by government agencies for commercialization, reimbursement coverage and payment rates are factors in the sales of our products and we depend in large part on the availability of reimbursement programs.  Medicare, Medicaid, as well as private health care insurance and managed-care plans determine eligibility for coverage of a product or therapy based on a number of factors, including the payer’s determination that the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which it is administered according to the scope of clinical evidence available, accepted standards of medical care in practice, the product’s cost effectiveness, whether the product is experimental or investigational, impact on health outcomes and whether the product is not otherwise excluded from coverage by law or regulation.  The decision process for Medicare reimbursement is legislated by Congress and administered by the Centers for Medicare and Medicaid Services (CMS), and is highly variable in the commercial market.  There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the product is approved or cleared by FDA.  Even when we obtain clearance from the US FDA or a foreign authority to begin commercial distribution of a device, there may be limited demand for the device until reimbursement approval is granted by governmental and private third-party payers.  Moreover, eligibility for coverage does not imply that a product will be reimbursed in all cases or at a rate that allows us to market our EECP® systems at a price that will enable us to make a profit or even cover our costs.  Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data.  In addition, demand for products may be driven more by the scope of peer-reviewed evidence and acceptance, endorsement by regulatory and clinical bodies, or foreign country authorities than by the reimbursement rates available.  Securing coverage at adequate reimbursement rates from government and third party payers can be a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payer.  If favorable coverage and profitable reimbursement rates from government-funded and private payers for our products are not obtained in a timely manner and maintained, there may be a material adverse effect on our financial condition and operating results.

Our reimbursement strategies are currently focused in the following areas: expanding coverage to include heart failure and mild angina, modifying reimbursement policy language to allow for EECP® therapy as a first line treatment for severe angina, increasing the reimbursement rate of current coverage, and obtaining coverage in selected international markets.

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

The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP® therapy under the Medicare program and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities.  The 2011 national average payment rate per hourly EECP® therapy session in the physician office setting and the hospital outpatient facility is $153.23 and $101.62, respectively.  Actual reimbursement rates vary throughout the country and range from $140 to $216 per hourly EECP® therapy session in the physician office setting.  The national average payment rate varied considerably (from $130 in 2000 to $208 in 2003 for physician offices), but has become stable since 2004, as in the summary below:

Year	Physician Office	Hospital
2004	$137	$113
2005	$138	$102
2006	$138	$104
2007	$147	$107
2008	$156	$109
2009	$150	$102
2010	$148	$104
2011	$153	$102

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

On March 20, 2006, CMS issued their Decision Memorandum regarding the applications with the opinion “that the evidence is not adequate to conclude that external counterpulsation therapy is reasonable and necessary for the treatment of” the additional indications as requested.  They did, however, reiterate in the Decision Memorandum that “Current coverage as described in Section 20.20 of the Medicare National Coverage Determination (NCD) manual will remain in effect” for refractory angina patients.  We had subsequently submitted to CMS more data and publications from our PEECH™ study and were advised to continue to gather more clinical evidence for future submission.

Based on the new clinical evidence in the past five years, we have started an initiative campaigning for a positive medical necessity decision in support of the use of EECP® therapy in the treatment of heart failure.  At the same time, we will continue to educate the marketplace that EECP® therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc., are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP® therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria.

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

We continue to pursue a constructive dialogue with many private insurers for the establishment of positive and expanded coverage policies for EECP® treatment that include CHF patients and have engaged a consulting firm to assist us in co-sponsoring a study with a major commercial healthcare third-party payer demonstrating the efficacy, efficiency, and/or cost effectiveness of EECP® therapy for NYHA Class II/III heart failure.

If there were any significant reduction in the availability of third-party private insurers or the adequacy of the reimbursement level for treatment procedures using the EECP® therapy system, it would adversely affect our business, financial condition and results of operations.  Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party private insurers’ coverage and payment levels may be enacted in the future or what effect such legislation or regulation would have on us.

Reimbursement in International Markets

The reimbursement environment for EECP® therapy in international markets is fragmented and coverage varies.  Our reimbursement strategy has changed to be more proactive and create opportunities through our distribution partners.  Our current efforts on behalf of EECP® therapy in both the private and public healthcare sectors of selected international markets are being initiated jointly by the company and its distributors in their designated territories.  We do not anticipate a significant impact on financial performance in the next fiscal year, given the long lead time from submission to approval of international dossiers for each reimbursement authority.

Other Medical Equipment

In our effort to diversify our medical equipment offering, in May 2008 we first obtained exclusive distribution rights for BIOX series ECG Holter and ambulatory blood pressure monitoring products in the North American market. The growing market for ECG Holter and ambulatory blood pressure monitoring products worldwide is expected to exceed $150 million by 2015.  While there are multiple competitors in the marketplace, we believe that due to certain special features of our products, and through our sales and marketing efforts in niche markets, we will increase sales revenue and create opportunities for other products the Company manufactures or distributes.

In April 2009 the Company received its first 510(k) clearance to begin marketing the BIOX Model 1305 3-Channel ECG Holter and CB Series Analysis Software. In April 2010, the Company received its 510(k) clearance to market its Model 2301 Combined 3-Channel ECG Holter and Ambulatory Blood Pressure Monitor, believed to be the first of its kind ever cleared by the US FDA.  In June 2011, the Company received 510(k) clearances for four additional BIOX series products: Model 2302 Combined 12-Channel ECG Holter and Ambulatory Blood Pressure Monitor; Model 1804 Ambulatory Blood Pressure Monitor; Model 1304 12-Channel ECG Holter Recorder; and the Model 1303 Ultra Compact 3-Channel ECG Holter Recorder, one of the world’s smallest and lightest ECG Holter recorders. The Company’s BIOX product line now offers the clinician a complete and unique line of diagnostic products to meet all their ambulatory monitoring needs.

The BIOX series ECG Holter and ambulatory blood pressure monitoring products are manufactured by BIOX Instruments Co. Ltd. in Wuxi, China, under the current Good Manufacturing Practice (cGMP) requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical devices. BIOX’ manufacturing facility has also been certified to conform to full quality assurance system requirements of the EU Medical Device Directive and other requirements by various government authorities. These medical products have been classified by the U.S. FDA as Class II products.

In cooperation with BIOX Instruments Co. Ltd., the Company is also promoting its joint R&D and manufacturing capabilities to secure OEM opportunities in the United States, as well as pursue international sales opportunities for the product line through its global distribution channel outside of its designated North American territory.

Additionally, the Company continues to distribute a line of private label patient management products first introduced in April 2009. These products include the hand held EZ ECG™ Monitor, the EZ O2™ Adult and EZ O2™ Pediatric Pulse Oximeters, and the EZ O2™ Wrist Oximeter.

VasoHealthcare Business

In April 2010 we established VasoDiagnostics (d/b/a VasoHealthcare), a wholly-owned subsidiary of Vasomedical, Inc. as a professional specialized sales channel partner for the healthcare industry. On May 19, 2010 we signed our first sales representative agreement with GE Healthcare (GEHC), the healthcare business unit of GE, to sell certain GEHC diagnostic imaging products, financial services, and point of sale maintenance agreements on an exclusive basis to assigned healthcare providers in the 48 contiguous states of the United States and District of Columbia. The GEHC Agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also earlier termination under certain circumstances.  We report VasoHealthcare activities under our Sales Representation reportable segment.

The Company earns commissions under the GEHC Agreement based upon achieving certain calendar year targets.  Our commission rate increases as targets are met, resulting in higher rates, should we meet our targets, as the year progresses.  The progressive nature of our agreement can thus result in significantly higher commissions due us in our fourth and first fiscal quarters as compared to the second and third fiscal quarters.

Sales and Marketing

We sell diagnostic imaging products to our assigned market through a nationwide team of sales employees managed by a vice president of sales and several regional managers, supported by in-house administrative support and product specialists, as well as applicable GEHC employees.

Competition

In the U.S. diagnostic imaging market, our main competitors are Philips, Siemens, Hologic and Toshiba. Key competitive factors in the market include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition.  We believe GEHC is a leading competitor in this market.

Strategic Objectives

Our short- and long-term plans for the growth of the Company and its stockholder value are:

a)	Maintain and grow our equipment business, by

i)	Continuing to align the cost structure with revenue growth, including increased funding of marketing initiatives;

ii)	Expanding our direct sales force to significantly increase revenue, particularly from EECP® equipment and service sales; and

iii)	Increasing our international efforts to grow international sales of all our device offerings.

b)	Continue to diversify our product offerings, by

i)	Identifying and introducing other medical device products and opportunities that fit into our target market; and

ii)	Working with select partners to develop our medical device OEM business.

c)	Work with consultants to expand reimbursement coverage for EECP® therapy, by

i)
Submitting up-to-date treatment effectiveness data and cost saving evidence to CMS and third party payers for consideration of EECP® as a first line treatment option for angina and for expansion of coverage to include heart failure; and

ii)	If necessary, organizing and/or conducting clinical trials to demonstrate the cost saving benefits of EECP® therapy.

d)
Maintain and improve business performance in our sales representation segment by expanding the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.

The above-listed strategic objectives are forward-looking statements.  We review, modify and change our strategic objectives from time to time based upon changing business conditions.  There can be no assurance that we will be able to achieve our strategic objectives and, even if these results are achieved, risks and uncertainties could cause actual results to differ materially from anticipated results.  Financial resource availability may reduce our ability to achieve these strategic objectives.  Please see the section of this Form 10-K entitled “Risk Factors” for a description of certain risks, among others that may cause our actual results to vary from the forward-looking statements.

Patents and Trademarks

We own eleven US patents including eight utility and three design patents that expire at various times between now and 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names “EECP”, “AngioNew”, “Natural Bypass”, “Vasomedical”, “Vasomedical EECP” and “VasoHealthcare”.

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

Employees

As of May 31, 2011, we employed 109 full-time persons.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

Vasomedical maintains its manufacturing capacity in the Westbury, NY location to satisfy domestic and international needs for the TS4 and Lumenair EECP® systems, and contracts with Life Enhancement Technology Co. Ltd. for the manufacture of AngioNew® and Lumenair EECP® systems.  Life Enhancement Technology was, until 2009, the manufacturing facility of AngioNew® systems for Living Data Technology Corp., a stockholder of Vasomedical. All EECP® systems that it makes now are exclusively for Vasomedical.

All manufacturing operations in Vasomedical and Life Enhancement Technology are conducted under the current Good Manufacturing Practice (cGMP) requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical device manufacturers.  We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive and can apply the CE marking to some of our products ourselves.  Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR) and with all UL safety requirements.  All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

We believe our manufacturing capacity and warehouse facility are adequate to meet the current and immediately foreseeable future demand for the production of EECP® systems.  We believe our suppliers of the other medical devices we distribute or represent are capable of meeting our demand for the foreseeable future.

Subsequent Event

Effective August 19, 2011, the Company, through its newly formed subsidiary, Vasomedical Acquisition Corp., signed an agreement to purchase Life Enhancement Technology Limited and Biox Instruments Co., Ltd., both of which are based in the People’s Republic of China.

The purchase agreement for these acquisitions provides for a cash payment at closing of $1,000,000 and the issuance of 5,000,000 restricted shares of the Company’s common stock together with two year purchase warrants to acquire an aggregate of 1,500,000 additional shares of common stock at market price, as defined, but in no event at a price less than $.50 per share nor greater than $1.00 per share.  The sellers also have the right to acquire up to 2,400,000 additional shares of common stock entirely based on calendar 2011 financial performance.

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

Financial Risks

We have incurred recurring losses over the past few years and may continue to sustain losses.

During the last few fiscal years we incurred large operating losses, and we may continue to sustain operating losses.  Our ability to achieve profitability is dependent on many factors, including the sufficient and timely generation and recognition of revenue in our Sales Representation segment, the success of our marketing and sales efforts in the Equipment segment, as well as the success of our other strategic initiatives.

Risks Related to Our Business

We currently derive a significant amount of our revenue from our agreement with GEHC and our continued growth is relationship dependent.

On May 19, 2010, we signed a sales representation agreement with GEHC, the healthcare business unit of the General Electric Company, for the sale of select GEHC diagnostic imaging products.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.

A significant amount of our fiscal 2011 revenue arose from activities under this contract.  Moreover, our growth depends partially on the territories assigned to VasoHealthcare by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintain a positive relationship with GEHC.  We believe we have met or exceeded the contractual obligations and expectations of this agreement and have built a positive relationship with GEHC; however, there is no assurance that the agreement will be renewed before it expires.  Should GEHC not renew the contract, it would have a material adverse effect on our financial condition and results of operations.

We are materially dependent on the expansion of medical reimbursement for treatment procedures using EECP® therapy in order to achieve significant growth in the domestic EECP® market.

Our domestic EECP® business is dependent on current medical reimbursement policies, which provide coverage for a restricted class of heart patients.  While we continue our dialogue with CMS and commercial payers to obtain expanded coverage for EECP® therapy, there is no assurance that the Company will succeed in such efforts.

If we do not receive expanded medical coverage for the use of EECP® therapy, it will adversely affect our domestic EECP® therapy business.

Material changes in the availability of Medicare, Medicaid or third-party reimbursement at adequate price levels could adversely affect our domestic EECP® business.

Health care providers, such as hospitals and physician private practices in the U.S., that purchase or lease medical devices such as the EECP® therapy system for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices. If there were any significant reduction in the availability of Medicare, Medicaid or other third-party coverage or the adequacy of the reimbursement level for treatment procedures using the EECP® therapy system, it would adversely affect our domestic EECP® business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the health care industry or Medicare or Medicaid coverage and payment level may be enacted in the future or what effect such legislation or regulation would have on our business.  Even if a device has FDA clearance, Medicare, Medicaid and other third-party payers may deny reimbursement if they conclude that the device is not “reasonable and necessary” according to their criteria.  In addition, reimbursement may not be at, or remain at, price levels adequate to allow medical professionals and hospitals in the U.S. to realize an appropriate return on the purchase of our products.

Increased acceptance of EECP® therapy by the medical community is important for the growth of our EECP® business.

While positive evaluations of the application of EECP® therapy continue to appear in presentations at major scientific meetings and in peer-reviewed publications each year, there is still skepticism concerning EECP® therapy methodology. The American Heart Association and the American College of Cardiology Practice Guidelines currently list EECP® as a therapy currently under investigation for treatment of heart failure and have a classification rating of IIb as a treatment for angina patients who are refractory to medical therapy and are not candidates for percutaneous coronary intervention (PCI) or coronary artery bypass grafting (CABG). A classification rating of IIb indicates the usefulness/efficacy of EECP® therapy is less well established by evidence/opinion. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP® therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP® therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP® therapy and increasing acceptance of EECP® therapy as a safe, effective and cost effective alternative to other available products by the medical community for growth.

We face competition from other companies and technologies.

We compete with other companies that market medical devices in the global medical device marketplace.  We do not know whether these companies, or other potential competitors who may be developing medical devices, may succeed in developing technologies or products that are more efficient than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

We may not continue to receive necessary FDA clearances or approvals, which could hinder our ability to market and sell our products.

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification, or 510(k), to FDA. We would not be able to market the modified device in the U.S. until FDA issues a clearance for the 510(k).

Additionally, if FDA publishes a regulation requiring a premarket approval (PMA) application for the medical devices we market, we would then need to submit a PMA, and have it filed with the agency, by the date specified by FDA in its regulation. A PMA requires us to prove the safety and effectiveness of a device to the FDA. The process of obtaining PMA approval may require a clinical study and is expensive, time-consuming, and uncertain. If we did obtain PMA approval, any change after approval affecting the safety or effectiveness of the device will require approval of a PMA supplement.

If we offer new products that require 510(k) clearance or PMA approval, we will not be able to commercially distribute those products until we receive such clearance or approval.  Regulatory agency approval or clearance for a product may not be received or may entail limitations on the device’s indications for use that could limit the potential market for the product. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, could delay or prevent our ability to market or distribute our products. Such delays could have a material adverse effect on our equipment business.

If we are unable to comply with applicable governmental regulations, we may not be able to continue our operations.

We also must comply with current Good Manufacturing Practice (cGMP) requirements as set forth in the Quality System Regulation (QSR) to receive FDA approval to market new products and to continue to market current products. The QSR imposes certain procedural and documentation requirements on us with respect to manufacturing and quality assurance activities, including packaging, storage, and record keeping. Our products and activities are subject to extensive, ongoing regulation, including regulation of labeling and promotion activities and adverse event reporting. Also, our FDA registered facilities are subject to inspection by the FDA and other governmental authorities. Any failure to comply with regulatory requirements could delay or prevent our ability to market or distribute our products. Violation of FDA statutory or regulatory requirements could result in enforcement actions, such as voluntary or mandatory recalls, suspension or withdrawal of marketing clearances or approvals, seizures, injunctions, fines, civil penalties, and criminal prosecutions, all of which could have a material adverse effect on our business. Most states also have similar post-market regulatory and enforcement authority for devices.

As a sales channel partner, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. Premarket approval or clearance in the United States does not ensure regulatory approval by other jurisdictions. If we, or any international distributors, fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to file revised governmental notifications, cease commercial sales of our products in the applicable countries or otherwise cure the problem. Such enforcement action by regulatory authorities may be costly.

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

We depend on suppliers for parts, components and certain finished goods.  While we do not foresee any difficulties in timely receiving products at competitive prices, the inability of not receiving products in timely fashion or at competitive prices would adversely affect our business.  In addition, as a GEHC channel partner, we could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and other customer concerns related to GEHC.

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

Risks Related to Our Industry

Our growth could suffer if the markets into which we sell products decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the healthcare markets which we serve.  Our quarterly sales and profits depend substantially on the volume and timing of orders installed during the fiscal quarter, and the installation of such orders is difficult to forecast.  Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

We currently maintain product liability insurance at $5,000,000 per occurrence and $6,000,000 in the aggregate.  Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

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

ITEM 2 – PROPERTIES

We owned our 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590, until August 15, 2007 when we sold it under a five-year leaseback agreement for $1.4 million.  The net proceeds from the sale was approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.  The annual rental expense for the lease is approximately $150,000.  We believe that this facility, which houses our Equipment segment and corporate headquarters, is adequate to meet our current needs and should continue to be adequate for the immediately foreseeable future.

Our Sales Representation segment operates from a facility in Greensboro, North Carolina, where we lease 2,600 square feet of office space at an annual rental expense of approximately $48,000.

ITEM 3 – LEGAL PROCEEDINGS

There were no material legal proceedings.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on OTCQB, the middle tier of the OTC marketplace reserved for fully reporting issuers, under the symbol VASO.PK.  On May 26, 2006, our common stock ceased trading on the NASDAQ Capital Market tier of the NASDAQ Stock Market and began trading on the NASD Pink Sheets.  Effective June 20, 2006, our common stock began trading on the Over-the-Counter Bulletin Board (OTCBB).  On February 22, 2011, our common stock was delisted from OTCBB and was quoted solely on OTC Link.  The number of record holders of common stock as of August 22, 2011, was approximately 1,000, which does not include approximately 11,000 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First quarter	$0.24	$0.18	$0.09	$0.07
Second quarter	$0.21	$0.18	$0.09	$0.06
Third quarter	$0.31	$0.18	$0.08	$0.05
Fourth quarter	$0.74	$0.34	$0.31	$0.05

The last bid price of the Company's common stock on August 22, 2011, was $0.31 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

ITEM 7 –MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated by the United States Food & Drug Administration (FDA) for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals in the anticipation of entering into the sales representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report VasoHealthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (see Note C).

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by launching the VasoHealthcare business, and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).  We also are looking for accretive acquisitions in the medical device market.

In fiscal 2011, the Company’s aggregate revenues increased from $4,205,942 to $16,373,424 oe 289% from. the prior fiscal year.   While the Company incurred operating losses due in large part to the revenue recognition rules associated with its VasoHealthcare business, it generated  significant operating cash flows in excess of $4.1 million.

Results of Operations – Fiscal Years Ended May 31, 2011 and 2010

Net revenues increased by $12,167,482, or 289%, to $16,373,424 in fiscal 2011, from $4,205,942 in fiscal 2010.  We reported a net loss applicable to common stockholders of $4,319,132 in fiscal 2011 as compared to $1,892,073 in fiscal 2010.  Our total net loss was $0.04 and $0.02 per basic and diluted common share for the years ended May 31, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment increased 25% to $5,260,291 for the fiscal year ended May 31, 2011 from $4,205,942 for the fiscal year ended May 31, 2010.  Equipment segment revenue from equipment sales increased approximately 43% to $3,029,177 for fiscal 2011 as compared to $2,119,270 for fiscal 2010. The increase in equipment sales is due primarily to a 55% increase in the number of EECP® units sold internationally, as well as a 33% increase in domestic EECP® units shipped.  In addition, revenue from other medical equipment increased 363% in fiscal year 2011 as compared to the prior fiscal year.

Average selling prices for EECP equipment were slightly higher in fiscal 2011.  We anticipate that demand for EECP® systems would remain soft domestically unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payors to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services increased 7% to $2,231,114 in fiscal 2011 from $2,086,672 in fiscal year 2010. Revenue from equipment rental and services represented 42% of total Equipment segment revenue in fiscal 2011 and 50% in fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to increased on-demand service and equipment rental revenues.

Commission revenues in the Sales Representation segment were $11,113,133 in fiscal 2011.  No revenues were recorded in fiscal 2010 as the GEHC contract had not yet begun.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of May 31, 2011, $10,805,767 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $756,404 is long-term.

Gross Profit

The Company recorded gross profit of $10,912,852, or 67% of revenue, in fiscal 2011 compared to $2,211,512, or 53% of revenue, in fiscal 2010.  The increase of $8,701,340 was due primarily to both higher gross profit rates and higher absolute dollars in the Sales Representation segment.

Equipment segment gross profit increased to $2,413,344, or 46% of Equipment segment revenues, for fiscal 2011 compared to $2,211,512, or 53% of Equipment segment revenues, for fiscal 2010 due mainly to higher sales volume. The increase in absolute dollars was partially offset by a decrease in gross profit percentage, which arose primarily from higher manufacturing overhead costs, including personnel and transportation charges.  Equipment segment gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $8,499,508 for fiscal 2011.  Cost of commissions of $2,613,625 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $3,932,638 for fiscal 2011 as compared to an operating loss of $1,979,860 for fiscal 2010.  The increase in the operating loss was primarily attributable to an operating loss of $2,961,788 in our Sales Representation segment for fiscal 2011, as compared to an operating loss of $1,056,982 for fiscal 2010 in that segment.  The increased segment loss reflects additional start-up costs and the deferral of commission revenue and expense in fiscal 2011.  Equipment segment operating loss in fiscal 2011 was $525,200, includng $309,054 in share-based expenses, as compared to an operating loss of $489,532, including $55,224 in share-based expenses, in fiscal 2010.

Selling, general and administrative (“SG&A”) expenses for fiscal 2011 and 2010 were $14,383,380, or 88% of revenues, and $3,772,569, or 90% of revenues, respectively, reflecting an increase of $10,610,811 or approximately 281%. The increase in SG&A expenditures in fiscal 2011 resulted primarily from increased wages, benefits, commissions, and insurance expenses related to the Sales Representation segment, which began operations in the last two months of fiscal 2010 and ramped up in early fiscal 2011.

During fiscal 2011, the Company recorded a provision for doubtful accounts and commission adjustments of $1,149,986 as compared to fiscal year 2010 when the Company recorded a provision for doubtful accounts and commission adjustments of $71,277.  Of the fiscal 2011 provision, $1,132 was to reverse the accrual for bad debt expense, $58,200 were direct write-offs, net of recovery, and $1,209,318 was to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $462,110, or 3% of revenues, for fiscal 2011 increased by $43,307, or 10%, from $418,803, or 10% of revenues, for fiscal 2010. The increase is primarily attributable to an increase in product development expenses.

Interest and Financing Costs

Interest and financing costs for fiscal 2011 was $32,220 compared to $5,383 in fiscal 2010.  Interest and financing costs consisted of interest on a short-term note to finance the Company’s insurance premiums and interest charged on trade payable to related party.

Interest and Other Income, Net

Interest and other income for fiscal 2011 and 2010, were $27,839 and $79,871, respectively.  In fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.  Interest income reflects interest earned on the Company’s cash balances and financing receivables.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for fiscal years 2011 and 2010 was $53,245.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Benefit/(Expense), Net

During fiscal year 2011, we recorded income tax expense of $6,755 compared to fiscal year 2010, when the Company recorded an income tax benefit of $35,952.  The fiscal 2010 income tax benefit was primarily a research and development credit associated with the federal stimulus package of 2009.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  In the future, such assessments may change due to the introduction of the distribution and representation business of VasoHealthcare.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and the issuance of the Company’s Series E Preferred Stock. At May 31, 2011, we had cash and cash equivalents of $8,130,031, short-term investments of $109,709 and working capital of $2,836,509 compared to cash and cash equivalents of $481,679, short-term investments of $68,850 and working capital of $1,262,422 at May 31, 2010.

Cash provided by operating activities was $4,139,840 during fiscal year 2011, which consisted of a net loss after adjustments to reconcile net loss to net cash of $1,924,066, and cash provided by operating assets and liabilities of $6,063,906. The changes in the account balances primarily reflect increases in accrued commissions of $1,934,662, and deferred revenue of $10,894,867, partially offset by an increase in deferred commission expense of $2,532,048 and accounts and other receivables of $4,694,680. These changes in account balances are due mainly to the operations of our Sales Representation segment.  Net trade receivables for our Equipment Segment were 18% of revenues for fiscal 2011, as compared to 10% of revenues for fiscal 2010. Trade receivables turnover for our Equipment Segment was 5.71 times for fiscal 2011 as compared to 5.57 times for fiscal 2010.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.

Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain “right of return” provisions.  We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP® products in the US and internationally.  Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers.  Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable.  During fiscal 2011 and 2010, there were no revenues generated from sales in which initial payment terms were greater than 90 days. During fiscal year 2011 one sales-type lease with a period of three years generated $42,000 in Equipment Segment revenue and $2,958 in interest income.  There were no sales-type leases offered during fiscal year 2010.  In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer’s credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP® program.  As we are creating a new market for the EECP® therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

Investing activities during fiscal 2011 used cash of $175,097 for purchases of property and equipment and investment in a certificate of deposit.

Financing activities during fiscal 2011 provided cash of $3,683,609 consisting of net proceeds from issuance of preferred stock.  Notes payable of $250,000 were issued and subsequently repaid during fiscal 2011.

Liquidity

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by launching the VasoHealthcare business, and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).

In fiscal 2011, the Company issued Series E convertible preferred stock (see Note N) to finance the initial operation of its Sales Representation segment and ultimately generated in excess of $4.1 in operating cash flow by fiscal year end.  While we expect to continue to generate significant operating cash flows in fiscal 2012, as described in Section 1A “Risk Factors”, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the fiscal year.

In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.4 million from October 2010 to May 2011, and are expected to generate additional commission revenues estimated to range from $3.4 million to $4.3 million over approximately one or more years.

Based on our current operations through May 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least June 1, 2012.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of May 31, 2011, we are not involved in any unconsolidated SPES.

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

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $2,260 in commissions for sales of certain BIOX products, leave a balance of $265,863 and $240,000 in Trade Payable to Related Party on the accompanying consolidated condensed balance sheets as of May 31, 2011 and May 31, 2010, respectively.  The payable balance due Living Data was satisfied through a cash payment in August 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York for in excess of 35 years specializing in corporation and securities law, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.

The consulting agreement (the “Agreement”) between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and terminates on February 28, 2013.  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with this Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Due from Related Party in our accompanying consolidated balance sheet as of May 31, 2011.

During fiscal 2011 the Company sold, or issued as dividends, 246,870 shares of Series E Preferred Stock (see Note N) to directors, management, and other related parties of the Company.

Effects of Inflation

We believe that inflation and changing prices over the past two years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies and Estimates

Note B of the Notes to Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item.  We determine fair value based on the price of the deliverable when it is sold separately, or based on third-party evidence, or based on estimated selling price.  Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

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

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the consolidated condensed balance sheet.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

Accounts Receivable, net

The Company’s accounts receivable are due from customers engaged in the provision of medical services and from GEHC. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and commission adjustments. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

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

Amounts billable under the agreement with GE Healthcare in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

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

Net Loss per Common Share

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase shares of common stock, as well as convertible preferred stock and unvested common stock grants, are excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

The Company also complies with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at May 31, 2011 and May 31, 2010.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Share-based Employee Compensation

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

Vasomedical accounts for share-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The Company estimates the expected term and forfeitures based on the terms set forth in the option agreements and no assumption that any options will not complete their vesting period, which approximates actual historical behavior, and it estimates volatility of the Company’s stock based on the Company’s historical stock price performance over the past five years. Changes in the subjective assumptions could materially affect the estimate of fair value of stock-based compensation; however management believes changes in certain assumptions that could be reasonably possible in the near term, would not have a material effect on the expense recognized for fiscal 2011.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011 and have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of May 31, 2011.  This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by Part III is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(l)
Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (10)

	(m)	2010 Stock Plan (11)
	(n)	Consulting Agreement dated March 1, 2011 between Vasomedical, Inc. and Edgary Consultants, LLC. (12)
	(o)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma (13)
	(p)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders

(21)                                                                      Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Acquisition Corp.	New York	100%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 8-K dated March 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of August 2011.

VASOMEDICAL, INC.

By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 29th, 2011, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Jonathan Newton	Chief Financial Officer (Principal Financial Officer)
Jonathan Newton

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

Director
William Dempsey

/s/ Peter C. Castle	Director
Peter C. Castle

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended May 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of May 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended
May 31, 2011 and 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended May 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended
May 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
August 26, 2011

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	May 31, 2011	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,130,031	$481,679
Short-term investments	109,709	68,850
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $1,296,947 at May 31, 2011,
and $146,961 at May 31, 2010	4,018,572	473,878
Inventories, net	1,786,057	2,063,769
Financing receivables, net	18,425	-
Deferred commission expense	2,532,048	-
Deferred related party consulting expense - current portion	510,000	-
Other current assets	267,235	91,848
Total current assets	17,372,077	3,180,024

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,633,290 at May 31, 2011, and $1,612,098 at May 31, 2010	366,199	303,038
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$464,402 at May 31, 2011, and $338,818 at May 31, 2010	124,474	250,058
FINANCING RECEIVABLES, net	27,133	-
DEFERRED RELATED PARTY CONSULTING EXPENSE	382,500	-
OTHER ASSETS	282,162	130,390
	$18,554,545	$3,863,510

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$480,661	$271,620
Accrued commissions	1,963,826	29,164
Accrued expenses and other liabilities	632,374	240,301
Sales tax payable	160,321	141,884
Deferred revenue - current portion	10,917,732	854,403
Deferred gain on sale-leaseback of building - current portion	53,245	53,245
Accrued professional fees	61,550	86,985
Trade payable due to related party	265,863	240,000
Total current liabilities	14,535,572	1,917,602

LONG-TERM LIABILITIES
Notes payable	-	1,250,000
Deferred revenue	1,004,483	172,945
Accrued rent expense	3,001	16,386
Deferred gain on sale-leaseback of building	8,874	62,121
Other long-term liabilities	94,835	11,900
Total long-term liabilities	1,111,193	1,513,352

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
299,024 issued and outstanding at May 31, 2011	2,990	-
Common stock, $.001 par value; 250,000,000 shares authorized;
117,078,704 shares at May 31, 2011 and 110,271,131 at
May 31, 2010 issued and outstanding	117,079	110,271
Additional paid-in capital	55,743,295	48,958,737
Accumulated deficit	(52,955,584)	(48,636,452)
Total stockholders’ equity	2,907,780	432,556
	$18,554,545	$3,863,510
The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended May 31,
	2011	2010
Revenues
Equipment sales	$3,029,177	$2,119,270
Equipment rentals and services	2,231,114	2,086,672
Commissions	11,113,133	-
Total revenues	16,373,424	4,205,942

Cost of revenues
Cost of sales, equipment	1,937,903	1,163,020
Cost of equipment rentals and services	909,044	831,410
Cost of commissions	2,613,625	-
Total cost of revenues	5,460,572	1,994,430
Gross profit	10,912,852	2,211,512

Operating expenses
Selling, general and administrative	14,383,380	3,772,569
Research and development	462,110	418,803
Total operating expenses	14,845,490	4,191,372
Operating loss	(3,932,638)	(1,979,860)

Other income (expenses)
Interest and financing costs	(32,220)	(5,383)
Interest and other income, net	27,839	79,871
Amortization of deferred gain on
sale-leaseback of building	53,245	53,245
Total other income, net	48,864	127,733

Loss before income taxes	(3,883,774)	(1,852,127)
Income tax benefit/(expense), net	(6,755)	35,952
Net loss	(3,890,529)	(1,816,175)
Net income attributable to non-controlling interest	-	75,898
Preferred stock dividends	(428,603)	-
Net loss applicable to common stockholders	$(4,319,132)	$(1,892,073)

Loss per common share
- basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	111,978,478	101,776,390

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at May 31, 2009			99,843,004	$99,843	$48,281,711	$(46,744,379)	$(75,898)	$1,561,277
Common stock issued for inventory purchase			7,824,167	7,824	461626			469,450
Common stock issued to Director for fiscal
year 2009 compensation and meeting fees			1,937,292	1,937	148,663			150,600
Share-based compensation			666,668	667	39,333			40,000
Options granted as compensation to one
officer and one director					27,404			27,404
Net income/(loss)						(1,892,073)	75,898	(1,816,175)
Balance at May 31, 2010	-	$-	110,271,131	$110,271	$48,958,737	$(48,636,452)	$-	$432,556
Common stock issued to directors for fiscal
year 2011 compensation and meeting fees			750,000	$750	$176,750			$177,500
Share-based compensation			995,000	995	267,091			268,086
Shares granted for consulting agreements			3,116,279	3,116	1,086,259			1,089,375
Shares issued on exercise of warrant			383,794	384	(384)			-
Preferred shares sold (including converted notes payable)	308,351	3,084			4,930,525			4,933,609
Preferred shares issued as dividends	6,298	63			100,705			100,768
Beneficial conversion feature of Preferred
shares					225,018			225,018
Preferred share dividends						(428,603)		(428,603)
Conversion of Preferred shares	(15,625)	(157)	1,562,500	1,563	(1,406)			-
Net loss						(3,890,529)		(3,890,529)
Balance at May 31, 2011	299,024	$2,990	117,078,704	$117,079	$55,743,295	$(52,955,584)	$-	$2,907,780

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	May 31, 2011	May 31, 2010
Cash flows from operating activities
Net loss	$(3,890,529)	$(1,816,175)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities
Depreciation and amortization of property and equipment	144,536	123,704
Amortization of deferred gain on sale-leaseback of building	(53,247)	(53,246)
Provision for doubtful accounts	1,149,986	51,988
Amortization of deferred distributor costs	125,584	125,585
Share-based compensation	445,586	218,004
Amortization of deferred consulting expense	154,018	-
Changes in operating assets and liabilities:
Accounts and other receivables	(4,694,680)	166,626
Inventories, net	247,762	(287,320)
Finance receivables	(45,558)	-
Deferred commission expense	(2,532,048)	-
Other current assets	(133,389)	50,722
Other assets	(194,422)	-
Accounts payable	209,041	158,739
Accrued commissions	1,934,662	(703)
Accrued expenses and other liabilities	289,256	(122,993)
Sales tax payable	18,437	(1,809)
Deferred revenue	10,894,867	(260,359)
Accrued rent expense	(13,385)	1,615
Accrued professional fees	(25,435)	77,235
Trade payable due to related party	25,863	(20,000)
Other long-term liabilities	82,935	-
Net cash provided by/(used in) operating activities	4,139,840	(1,588,387)

Cash flows from investing activities
Purchases of property and equipment	(135,097)	(25,664)
Purchases of short-term investments	(40,000)	(68,850)
Redemption of short-term investments	-	370,523
Net cash provided by (used in) investing activities	(175,097)	276,009

Cash flows from financing activities
Issuance of note payable	250,000	1,250,000
Repayment of note payable	(250,000)	-
Proceeds from preferred stock	3,683,609	-
Net cash provided by financing activities	3,683,609	1,250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,648,352	(62,378)
Cash and cash equivalents - beginning of period	481,679	544,057
Cash and cash equivalents - end of period	$8,130,031	$481,679

SUPPLIMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$7,852	$109
Income taxes paid	$7,526	$6,349

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, attributable to operating leases, net	$29,950	$172,726
Conversion of notes payable to preferred stock	$1,250,000	$-
Accrued preferred stock dividends	$(428,603)	$-
Conversion of preferred stock to common stock	$1,563	$-
Common shares issued for consulting agreements	$1,070,000	$-
Issuance of preferred stock in satisfaction of accrued dividend	$100,768	$-
Trade payable due to related party paid in common stock	$-	$469,450
The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

NOTE A – DESCRIPTION OF BUSINESS AND LIQUIDITY

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated by the United States Food & Drug Administration (FDA) for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals in the hope of entering into the sales representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We report VasoHealthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (see Note C).

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by launching the VasoHealthcare business, and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).

In fiscal 2011, the Company issued Series E convertible preferred stock (see Note N) to finance the initial operation of its Sales Representation segment and ultimately generated in excess of $4.1 million in operating cash flow by fiscal year end.  While we expect to continue to generate significant operating cash flows in fiscal 2012, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the fiscal year.

In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.4 million from October 2010 to May 2011, and are expected to generate additional commission revenues estimated to range from $3.4 million to $4.3 million over approximately one or more years.

Based on our current operations through May 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least June 1, 2012.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its inactive majority-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

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

In most cases, revenue from domestic EECP® system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectability, the separability of units of accounting, and the fair value of individual elements.  We follow the FASB Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition” (“ASC 605”) which outlines a framework for recognizing revenue from multi-deliverable arrangements.  The principles and guidance outlined in ASC 605 provide a framework to determine (a) how the arrangement consideration should be measured (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting.  We determined that the domestic sale of our EECP® systems includes a combination of three elements that qualify as separate units of accounting:

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

Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item.  We determine fair value based on the price of the deliverable when it is sold separately, or based on third-party evidence, or based on estimated selling price.  Assuming all other criteria for revenue recognition have been met, we recognize revenue for:

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
May 31, 2011 and 2010

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

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the consolidated balance sheet.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

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

Share-Based Employee Compensation

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values.

During fiscal 2011, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note O), 4,440,000 restricted shares of common stock valued at $876,200 to employees and consultants.  355,000 shares valued at $72,350 vested immediately and the remainder vest over three years.  During fiscal 2011, 4,116,279 shares of common stock valued at $1,325,000 were granted to outside directors and consultants, of which 250,000 shares valued at $77,500 will vest over one year. During the fiscal year ended May 31, 2010, the Company’s Board of Directors granted 666,668 shares of common stock to two officers of the Company in lieu of a portion of their calendar year 2010 salaries, which was amortized over the remainder of calendar year 2010.

During fiscal 2011, the Company’s Board of Directors did not grant any non-qualified stock options.  During fiscal year 2010 the Company’s Board of Directors granted options for 250,000 shares of common stock to one officer and options for 200,000 shares to one director of the company, pursuant to the 2004 Stock Option Plan.  These options have an exercise price of $0.08 per share and expire five years from date of grant.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Share-based compensation expense recognized for the fiscal years ended May 31, 2011 and 2010 was $445,586 and $218,004, respectively.  Expense for share-based arrangements was $154,018 for the year ended May 31, 2011.  Unrecognized expense related to existing share-based arrangements is approximately $1.5 million at May 31, 2011.

Vasomedical accounts for share-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The Company estimates the expected term and forfeitures based on the terms set forth in the option agreements and no assumption that any options will not complete their vesting period, which approximates actual historical behavior, and it estimates volatility of the Company’s stock based on the Company’s historical stock price performance over the past five years. Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however management believes changes in certain assumptions that could be reasonably possible in the near term, would not have a material effect on the expense recognized for fiscal 2010.

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

Short-Term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities less than 3 months.  They are bought and held principally for the purpose of selling them in the near-term and are classified as trading securities.  Trading securities are recorded at fair value on the consolidated balance sheets in current assets, with the change in fair value during the years included in earnings.

Accounts Receivable, net

The Company’s accounts receivable are due from customers engaged in the provision of medical services and from GEHC. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that remain outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of their receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	May 31, 2011	May 31, 2010
Beginning Balance	$ 146,961	$ 94,973
Provision on losses on account receivable	(1,132)	71,194
Direct write-offs, net of recoveries	(58,200)	(19,206)
Commission adjustments	1,209,318	-
Ending Balance	$ 1,296,947	$ 146,961

Concentrations of Credit Risk

We market our equipment principally to hospitals and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a consequence, believe that our receivable credit risk exposure is limited.  For the years ended May 31, 2011 and 2010, no customer in our Equipment segment accounted for 10% or more of revenues or accounts receivable.  In our Sales Representation segment, 100% of our revenues and accounts receivable are with the General Electric Company (GE); however, we believe this risk is acceptable based on GE’s financial position.

The Company maintains cash balances in certain financial institutions, which, at time, may exceed federally insured limits.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.

Our revenues were derived from the following geographic areas:

	May 31, 2011	May 31, 2010
Domestic (United States)	$ 14,414,888	$ 2,953,672
Non-domestic (foreign)	1,958,536	1,252,270
	$ 16,373,424	$ 4,205,942

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is expensed over the estimated useful lives of the assets, which range from two to twenty years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note G)

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Deferred Revenue

We record revenue on extended service contracts ratably over the term of the related service contracts.  Under the provisions of ASC 605, we began to defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for service obligations ratably over the service period, which is generally one year. (See Note I)

Amounts billable under the agreement with GE Healthcare in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

Warranty Costs

Equipment sold is generally covered by a warranty period of one year. In accordance with ASC Topic 450 “Loss Contingencies”, we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

The factors affecting our warranty liability include the number of units sold and the historical and anticipated rates of claims and costs per claim. (See Note K)

Income Taxes

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

The Company also complies with the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of May 31, 2011 and 2010.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at May 31, 2011 and 2010.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

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

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended May 31, 2011 and 2010, because the effect of their inclusion would be anti-dilutive.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

	2011	2010
Stock options	1,863,776	2,963,776
Warrants	4,285,714	6,968,823
Convertible preferred stock	30,545,000	-
Common stock grants	3,912,500	-
	40,606,990	9,932,599

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

Effective June 1, 2010, the Company adopted Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)”, which revised the authoritative guidance for revenue arrangements with multiple deliverables. This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by a company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This revised authoritative guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In July 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The provisions of ASU 2010-20 will require expansion of the Company’s disclosures on the credit quality of its financing receivables and the allowance for credit losses.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

 No other recently issued, but not yet effective, pronouncement is expected to have a material impact on the Company’s consolidated financial statements.

NOTE C – SEGMENT REPORTING

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the marketing of other medical devices.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is engaged solely in the execution of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

	As of or for the year ended May 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$5,260,291	$11,113,133	$-	$16,373,424
Operating loss	$525,200	$2,961,788	$445,650	$3,932,638
Total assets	$4,504,370	$5,920,144	$8,130,031	$18,554,545
Accounts and other receivables, net	$932,034	$3,086,538	$-	$4,018,572
Deferred commission expense	$-	$2,722,632	$-	$2,722,632

	As of or for the year ended May 31, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,205,942	$-	$-	$4,205,942
Operating loss	$489,532	$1,056,982	$433,346	$1,979,860
Total assets	$3,337,632	$44,199	$481,679	$3,863,510
Accounts and other receivables, net	$473,878	$-	$-	$473,878
Deferred commission expense	$-	$-	$-	$-

Long term deferred commission expense of $190,584 is included in other assets on the Company's consolidated balance sheets.

NOTE D – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2011:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	May 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$21,245	$-	$-	$21,245
Investment in certificates of deposit (included in short-term investments)	109,709	-	-	109,709
	$130,954	$-	$-	$130,954

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2010:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

	Quoated Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	May 31, 2010
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$21,516	$-	$-	$21,516
Investment in certificates of deposit (included in short-term investments)	68,850	-	-	68,850
	$90,366	$-	$-	$90,366

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of May 31, 2011 and 2010:

	May 31, 2011	May 31, 2010
Trade receivables	$5,194,953	$587,898
Due from employees	120,566	32,941
Allowance for doubtful accounts and
commission adjustments	(1,296,947)	(146,961)
	$4,018,572	$473,878

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves consisted of the following:

	May 31, 2011	May 31, 2010

Raw materials	$514,387	$599,291
Work in process	484,798	595,358
Finished goods	786,872	869,120
	$1,786,057	$2,063,769

At May 31, 2011 and 2010, the Company maintained reserves for excess and obsolete inventories of $409,490 and $358,972, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010
NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	May 31, 2011	May 31, 2010
Office, laboratory and other equipment	$1,004,876	$942,476
EECP® systems under operating leases
or under loan for clinical trials	800,489	823,195
Furniture and fixtures	194,124	149,465
	1,999,489	1,915,136
Less: accumulated depreciation	1,633,290	1,612,098
Property and equipment, net	$366,199	$303,038

Depreciation expense amounted to $101,769 and $76,800 for the years ended May 31, 2011 and 2010, respectively.

NOTE H – INTANGIBLE ASSETS

The Company owns eleven US patents including eight utility and three design patents that expire at various times between now and 2023.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent costs are being amortized using the straight-line method over the related 10-year lives.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.

The Company’s intangible assets are as follows:

	May 31, 2011	May 31, 2010
Patent Costs
Costs	469,043	469,043
Accumulated amortization	(393,320)	(350,553)
	$75,723	$118,490

Intangible assets are included in other assets on the Company’s consolidated balance sheets.

Amortization expense amounted to $42,767 and $46,904 for the years ended May 31, 2011 and 2010, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010
NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	For the year ended May 31,
	2011	2010
Deferred revenue at the beginning of the period	$1,027,348	$1,287,707
Additions:
Deferred extended service contracts	1,280,902	1,047,290
Deferred in-service and training	32,500	22,500
Deferred service arrangements	98,000	70,500
Deferred commission revenues	19,557,994	-
Recognized as revenue:
Deferred extended service contracts	(1,238,738)	(1,253,532)
Deferred in-service and training	(22,500)	(30,000)
Deferred service arrangements	(61,064)	(117,117)
Deferred commission revenues	(8,752,227)	-
Deferred revenue at end of period	11,922,215	1,027,348
Less: current portion	10,917,732	854,403
Long-term deferred revenue at end of period	$1,004,483	$172,945

NOTE J – SALE-LEASEBACK

In August 2007, the Company sold its warehouse and corporate facility for $1,400,000.  Under the agreement, the Company is leasing back the property from the purchaser over a period of five years.  The Company is accounting for the leaseback as an operating lease.  The gain of $266,226 realized in this transaction was deferred and is being amortized to income ratably over the term of the lease.  The unamortized deferred gain of $62,121 and $115,366 as of May 31, 2011 and 2010, respectively, is shown as deferred gain on sale-leaseback of building in the Company’s consolidated balance sheets.  The short-term portion of $53,245 is shown in current liabilities and the long-term portion is in other long-term liabilities.  The amount amortized in fiscal 2011 and 2010 was $53,245.

NOTE K – WARRANTY LIABILITY

The changes in the Company’s product warranty liability are as follows:

	Years ended May 31,
	2011	2010
Warranty liability at the beginning of the period	$26,500	$23,250
Expense for new warranties issued	75,000	47,500
Warranty claims	(71,667)	(44,250)
Warranty liability at the end of the period	29,833	26,500
Long-term warranty liability at the end of the period	$-	$-

Warranty liability is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

NOTE L – NOTES PAYABLE

At May 31, 2010, the Company had $1,250,000 in notes payable to finance the start-up costs related to VasoHealthcare.  Certain of the Company’s beneficial owners executed promissory notes with the Company on various dates during April and May of 2010 carrying an interest rate of 5% per annum and maturing on various dates in July 2010.  These promissory notes were settled in June 2010 through the issuance of Series E preferred stock (see Note N).

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010
NOTE M – RELATED-PARTY TRANSACTIONS

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

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $2,260 in commissions for sales of certain BIOX products, leave a balance of $265,863 and $240,000 in Trade Payable due to Related Party on the accompanying consolidated balance sheets as of May 31, 2011 and 2010, respectively.  The payable balance due Living Data included interest charges of $23,603 and $0 at May 31, 2011 and 2010, respectively, and was satisfied through a cash payment in August 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $42,000 were paid to the firm through the three months ending May 31, 2011, at which time no unpaid amounts were outstanding.  Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.

The consulting agreement (the “Agreement”) between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and terminates on February 28, 2013.  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as deferred related party consulting expense in our accompanying consolidated balance sheets as of May 31, 2011.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

In addition, two directors performed consulting services for the company during fiscal 2011, aggregating approximately $57,000.

During fiscal 2011, the Company sold, or issued as dividends, 246,870 shares of Series E Preferred Stock (see Note N) to directors, management, and other related parties of the Company.

 NOTE N – STOCKHOLDERS' EQUITY AND WARRANTS

Common stock and warrants

See Note M for discussion of common stock issued in fiscal 2011 and 2010 in connection with related party agreements.  The Company also issued 1,861,279 and 2,603,960 shares of common stock to directors, officers, employees, and/or consultants during fiscal year 2011 and 2010, respectively.

On July 19, 2005, we granted warrants for the purchase of 2,254,538 shares of common stock to investors and consultants.  The warrants, with an exercise price of $0.69 per share for a term of five years, expired unexercised on July 19, 2010.

On June 21, 2007, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $0.08 per share was issued to Kerns under the Securities Purchase Agreement.  Additionally, we granted warrants for the purchase of 428,571 shares of common stock to a consultant in conjunction with the Kerns Securities Purchase Agreement.   The initial exercise price was $0.07 per share for a term of five years, and a cashless exercise was made in April 2011 resulting in the issuance of 383,790 shares of common stock.

Warrant activity for the years ended May 31, 2010 and 2011 is summarized as follows:

	Employees	Consultants	Total	Weighted Average Price
Balance at May 31, 2009	-	6,968,823	6,968,823	$0.27
Warrants expired	-	-	-
Warrants issued	-	-	-
Balance at May 31, 2010	-	6,968,823	6,968,823	$0.27
Warrants expired	-	(2,254,538)	(2,254,538)	$0.69
Warrants issued	-	-	-
Warrants exercised		(428,571)	(428,571)	$0.07
Number of shares exercisable at May 31, 2011	-	4,285,714	4,285,714	$0.08

Preferred stock

At May 31, 2011 and 2010, the Company had 1,000,000 shares of preferred stock authorized.  There were 299,024 shares of Series E preferred stock issued and outstanding at May 31, 2011 and no shares issued and outstanding at May 31, 2010.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

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

iii.
Liquidation Preference. On any liquidation, dissolution or winding-up of the Company, the holders of the Series E Preferred will receive payment of twice the aggregate face amount thereof, plus all accrued and unpaid dividends, before any payments or distributions are paid or provided for the Company’s common stock or any other series of the Company’s preferred stock made junior to the Series E Preferred. In the event of a sale of all or substantially all the Company’s stock or assets, the holders of the Series E Preferred will receive payment of 1.2 times the aggregate face amount thereof, plus all accrued and unpaid dividends, before any payments or distributions are paid or provided for the Company’s common stock or any other series of the Company’s preferred stock made junior to the Series E Preferred.

iv.
Conversion Rights.  Each share of the Series E Preferred will be convertible at any time on or after January 1, 2011, at the holder’s option into 100 shares of common stock (an exercise price of $.16 per share of common stock, the “Conversion Price”), subject to anti-dilution adjustment as set forth below.  Each share of outstanding Series E Preferred shall automatically be converted into shares of common stock on or after July 1, 2011, at the then effective applicable conversion ratio, if, at any time following the Issuance Date, the price of the common stock for any 30 consecutive trading days equals or exceeds three times the Conversion Price and the average daily trading volume for the Company’s common stock for the 30 consecutive trading days exceeds 250,000 shares.  Notwithstanding the foregoing, the Series E Preferred shall be automatically converted into common stock on June 1, 2015.

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

During the year ended May 31, 2011, the Company issued an aggregate of 314,649 shares of its Series E Preferred.  78,125 of the shares were issued to cover the cancellation of the Notes Payable outstanding at May 31, 2010.  Dividends totaling $203,584 have been accrued for the year ended May 31, 2011 of which $100,768 were paid on January 1, 2011 through the issuance of 6,298 shares of the Company’s Series E Preferred pursuant to the Certificate of Designations.  Additional dividends totaling $225,019 were recorded in recognition of the embedded beneficial conversion feature associated with the Series E Preferred during the year ended May 31, 2011.

Pursuant to the Series E Preferred conversion rights, 15,625 shares were converted into 1,562,500 shares of common stock in April 2011.

NOTE O - OPTION PLANS

1999 Stock Option Plan

In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. In July 2000, the Company’s Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares. In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

The term for which options may be granted under the 1999 Plan expired July 12, 2009.

In fiscal 2010, options to purchase 30,000 shares of common stock under the 1999 Plan at an exercise price of $1.69 were retired or cancelled.

In fiscal 2011, options to purchase 1,100,000 shares of common stock under the 1999 Plan at an exercise price ranging from $3.88 to $0.09 were retired or cancelled.

2004 Stock Option and Stock Issuance Plan

In October 2004, the Company’s stockholders approved the 2004 Stock Option and Stock Issuance Plan (the "2004 Plan"), for which the Company reserved an aggregate of 2,500,000 shares of common stock. The 2004 Plan is divided into two separate equity programs: (i) the Option Grant Program under which eligible persons (“Optionees”) may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock; and (ii) the Stock Issuance Program under which eligible persons (“Participants”) may, at the discretion of the Board of Directors, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

Options granted under the 2004 Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the Optionee owns 10% or more of our common stock. The term of any option may be fixed by the Board of Directors or committee but in no event shall exceed ten years from the date of grant. Stock options granted under the 2004 Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options may be granted under the 2004 Plan expires July 12, 2014.

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

The 2004 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine and designate the individuals who are to be granted stock options or qualify to purchase shares of common stock under the 2004 Plan, the number of shares to be subject to options or to be purchased and the nature and terms of the options to be granted. The committee also has authority to interpret the 2004 Plan and to prescribe, amend and rescind the rules and regulations relating to the 2004 Plan.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

In fiscal 2011 there was no activity under the 2004 plan.

At May 31, 2011, there were 785,224 shares available for future grants under the 2004 Plan.

2010 Stock Option and Stock Issuance Plan

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

As of May 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of May 31, 2011, 360,000 shares have been forfeited.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company. No options were issued under the 2010 Plan during fiscal 2011 or 2010.

Stock option and stock grant activity under all the plans for the years ended May 31, 2010 and 2011 is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at June 1, 2009	3,266,125	2,993,239	$0.09 - $3.96	$1.34
Options granted	(450,000)	450,000	$0.08	$0.08
Options canceled	479,463	(479,463)	$3.96 - $0.57	$1.24
Expiration of 1999 Stock option plan	(2,510,364)
Balance at May 31, 2010	785,224	2,963,776	$0.08 - $3.96	$0.57
Options granted	-	-
Options canceled	-	(1,100,000)	$0.09 - $3.88	$0.94
Available under 2010 Plan	920,000
Balance at May 31, 2011	1,705,224	1,863,776	$0.08 - $3.96	$0.34

The following table summarizes information about stock options outstanding and exercisable at May 31, 2011:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at May 31, 2011	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at May 31, 2011	Weighted Average Exercise Price
$0.08 - $0.58	1,689,776	4.9	$0.18	1,689,776	$0.18
$0.71 - $0.95	30,000	1.8	$0.84	30,000	$0.84
$1.00 - $1.31	90,000	3.1	$1.11	90,000	$1.11
$2.91 - $3.96	54,000	0.1	$3.96	54,000	$3.96
	1,863,776	4.6	$0.34	1,863,776	$0.34

 There were 121,981,582 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE P - INCOME TAXES

As of May 31, 2011, the recorded deferred tax assets were $19,495,900, reflecting a decrease of $1,470,475 during the fiscal year ended May 31, 2011, which was offset by a valuation allowance of the same amount.

The Company’s deferred tax assets (liabilities) are summarized as follows:

	2011	2010
Net operating loss carryforwards	$19,301,250	$20,783,805
Depreciation and amortization	(60)	(34,670)
Deferred rent	4,570	6,000
Deferred gain on sale of building	21,120	39,220
Allowance for doubtful accounts	29,790	49,970
Reserve for obsolete inventory	139,230	122,050
Total gross deferred taxes	19,495,900	20,966,375
Valuation allowance	(19,495,900)	(20,966,375)
Net deferred tax assets	$-	$-

             At May 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $50.7 million expiring at various dates from 2012 through 2031. In fiscal 2011 and 2010, approximately $5.4 million and $2.5 million, respectively, of net operating loss carryforwards expired.  Future expirations of net operating loss carryforwards are approximately as follows:

Fiscal Year	Amount
2012	$ 6,100,000
2013	4,400,000
2014	-
2015	-
2016	-
Thereafter	40,200,000
Total	$ 50,700,000

Income tax expense for the year ended May 31, 2011 consists primarily of accruals for state taxes and adjustments for amounts paid or accrued in excess of actual income tax liabilities.  The components of income tax benefit for the year ended May 31, 2010 include federal research and development credits of approximately $17,400.  The remaining income tax benefit for the year ended May 31, 2010 consist primarily of federal and state refunds and adjustments for amounts paid or accrued in excess of actual income tax liabilities.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

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

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	2011	2010
	%	%
Federal statutory rate	(34.00)	(34.00)
State income taxes	(6.00)	(6.00)
Change in valuation allowance
relating to operations	40.00	40.00
Other	0.17	(1.90)
	0.17	(1.90)

NOTE Q - COMMITMENTS AND CONTINGENCIES

Sales Representation ASgreement

The GEHC Agreement is for an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.  Activities under this agreement are conducted by our Sales Representation segment, and 100% of commission revenues and cost of commissions, as presented in our consolidated statements of operations, relate to these activities.

Leases

On August 15, 2007, we sold our Westbury, New York facility under a five-year leaseback agreement, expiring in August 2012.  VasoHealthcare rents an office in Greensboro, North Carolina pursuant to a lease which expires in May 2013.  Future rental payments under the operating leases are as follows:

For the years ended May 31,

2012	$ 209,353
2013	88,323
Total	$ 297,676

Rent expense related to these leases for the years ended May 31, 2011 and 2010 was approximately $196,000 and $150,000, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

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

NOTE R - 401(K) PLAN

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal years 2011 and 2010, the Company made discretionary contributions of approximately $27,000 and $3,000, respectively, to match a percentage of employee contributions.

NOTE S – SUBSEQUENT EVENTS

Automatic Conversion of Series E Preferred Stock

The Series E Preferred is subject to automatic conversion on or after July 1, 2011 if, at any time following the Issuance Date, the price of the common stock for any 30 consecutive trading days equals or exceeds three times the Conversion Price and the average daily trading volume for the Company’s common stock for the 30 consecutive trading days exceeds 250,000 shares.  This condition was met in the 30 trading days ended May 10, 2011.  As a result, the Company expects to convert all preferred shares to common stock.

Lease Agreement

In June 2011, the Company began taking deliveries under a closed-end master lease agreement for the provision of vehicles to the sales team of its Sales Representation segment.  Vehicles obtained under the terms of the agreement are leased generally for a 36 month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.  Lease payments for fiscal 2012 are estimated to be $285,000 and the total lease commitment is estimated to aggregate approximately $924,000.

Business Combination

Effective August 19, 2011, the Company, through its newly formed subsidiary, Vasomedical Acquisition Corp., signed an agreement to purchase Life Enhancement Technology Limited and Biox Instruments Co., Ltd., both of which are based in the People’s Republic of China.

The purchase agreement for these acquisitions provides for a cash payment at closing of $1,000,000 and the issuance of 5,000,000 restricted shares of the Company’s common stock together with two year purchase warrants to acquire an aggregate of 1,500,000 additional shares of common stock at market price, as defined, but in no event at a price less than $.50 per share nor greater than $1.00 per share.  The sellers also have the right to acquire up to 2,400,000 additional shares of common stock entirely based on calendar 2011 financial performance.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Fiscal Year Change

In June, 2011, the Company’s board of directors approved a change in fiscal year end from May 31 to December 31.  The change is planned to take effect December 31, 2011.