Form 10-K/A
period 2011-05-31
VASOMEDICAL INC
filed 2011-09-28
CIK 839087

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
Large Accelerated Filer [  ]          Accelerated Filer  [  ]         Non-Accelerated Filer  [   ]       Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]  No [ X ]

The aggregate market value of common stock held by non-affiliates was approximately $25,857,185 based on the closing sales price of the common stock as quoted on the OTC-QB on September 23, 2011.

At September 23, 2011, the number of shares outstanding of the issuer's common stock was 148,932,104.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Vasomedical, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended May 31, 2011 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended,  (the “Exchange Act”).  We will not file our proxy statement within 120 days of our fiscal year ended May 31, 2011, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to this Report.  This Form 10-K/A does not reflect events occurring after the August 29, 2011 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

This amendment should be read in conjunction with our Annual Report for the year ended May 31, 2011 filed on Form 10-K on August 29, 2011.

INDEX TO FORM 10-K/A

PART III

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of September 23, 2011, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Simon Srybnik	95	Chairman of the Board and Director	June, 2007
David Lieberman	66	Vice Chairman of the Board and Director	February, 2011
Jun Ma	48	President and Chief Executive Officer	June, 2007
Behnam Movaseghi (2)	58	Director	July, 2007
Edgar Rios	59	Director	February, 2011
William Dempsey	57	Director	June, 2010
Peter C. Castle (1) (2)	43	Director	August, 2010

(1) Member of the Audit Committee
(2) Member of Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Simon Srybnik has been a director since June 2007 and Chairman of the Board since June 2010.   He is the Chairman of the Board of Kerns Manufacturing Corp. and Living Data Technology Corp.  A lifetime entrepreneur and industrialist, Mr. Srybnik has founded and managed many companies in various industries including machinery and process equipment, aerospace and defense, biotechnology and healthcare.

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for in excess of 35 years, specializing in corporation and securities law. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company. Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which company was sold in March, 2011.

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

Edgar G. Rios has been a director of the Company, since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC. Mr. Rios is co-founder and managing director of Wenzi Capital Partners, a venture capital and private equity firm. Mr. Rios was Executive Vice President, General Counsel, Secretary, and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealth in 2002. He is a co-founder of AmeriChoice and was part of the management team that grew revenues to $675 million in 2001. Prior to co-founding AmeriChoice, Mr. Rios was a co-founder of a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and as a director and secretary of the An-Bryce Foundation. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

William Dempsey has been a director since June 2010.  Mr. Dempsey is the former owner and Managing Director of Cardiac Services Ireland, Ltd., a healthcare and distribution company in Ireland and the United Kingdom.  He has over 30 years experience in the healthcare and distribution market in Ireland.  Mr. Dempsey successfully built and grew Cardiac Services Ireland Ltd. into one of Ireland’s leading suppliers of cardiology, anesthesia, imaging, fetal and obstetrical patient monitoring and resuscitation products.

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the fiscal year ended May 31, 2011, (“fiscal 2011”) the Audit Committee consisted of Peter Castle, who has served as the committee chair since August 2010, and Derek Enlander until his resignation in February 2011.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that the addition of Peter Castle in August 2010 fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During fiscal 2011, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, Derek Enlander until his resignation in February 2011, and Peter Castle.  None of these persons were our officers or employees during fiscal 2011 or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the fiscal year ended May 31, 2011 there were:

  9 meetings of the Board of Directors
  4 meetings of the Audit Committee
The Compensation Committee did not hold any meetings during the fiscal year ended May 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2011, all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of September 23, 2011 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	48	President, Chief Executive Officer and Director
Michael J. Beecher	66	Chief Financial Officer
Jonathan P. Newton	50	Vice President of Finance and Controller
John C.K. Hui, PhD	65	Senior Vice-President and Chief Technology Officer

Michael J. Beecher, CPA, joined the Company as Chief Financial Officer in September 2011.  Prior to joining Vasomedical, Mr. Beecher was Chief Financial Officer of Direct Insite Corp., a publicly held company, from December 2003 to September 2011.  Prior to his position at Direct Insite, Mr. Beecher was Chief Financial Officer and Treasurer of FiberCore, Inc., a publicly held company in the fiber-optics industry.  From 1989 to 1995 he was Vice-President Administration and Finance at the University of Bridgeport.  Mr. Beecher began his career in public accounting with Haskins & Sells, an international public accounting firm.  He is a graduate of the University of Connecticut, a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Jonathan P. Newton served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Controller.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical’s Director of Budgets and Analysis from August 2001 to June 2006.  Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”) for services rendered for fiscal 2011 and the year ended May 31, 2010 (“fiscal 2010”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2011	144,046	-	105,000	-			-	249,046
Chief Executive Officer (3)	2010	148,471	-	25,000	20,000	-	-	-	193,471
Jonathan P. Newton	2011	105,000	-	31,500	-	-	-	210	136,710
Vice President of Finance and Controller (4)
John C. K. Hui	2011	144,209	-	-	-	-	-	1,193	145,402
Senior Vice President and	2010	157,151	-	20,000	-	-	-	886	178,037
Chief Technology Officer
(Chief Executive Officer) (5)			-
W. Brent Barron	2011	270,000	60,750	17,100	-	-	-	963	348,813
Chief Operating Officer -	2010	45,000	-	-	-	-	-	-	45,000
VasoHealthcare (6)
Tarachand Singh	2011	20,000	-	-	-	-	-	220	20,220
(Chief Financial Officer) (7)	2010	120,000	-	-	-	-	-	960	120,960

1.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the fiscal year ended May 31, 2011 for a discussion of the relevant assumptions used in calculating grant date fair value.

2.	Represents amounts matched in the Company’s 401(k) Plan.
3.	Dr. Ma has served as President and Chief Executive Officer since October 16, 2008.
4.	Mr. Newton served as Chief Financial Officer from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Controller.
5.	Dr. Hui was President and Chief Executive Officer from April 30, 2007 to October 15, 2008.
6.	Mr. Barron has served as Chief Operating Officer of VasoHealthcare since April 1, 2010.
7.	Mr. Singh was Chief Financial Officer from March 11, 2009 to August 26, 2010.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at May 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
	250,000	-	-	$0.08	12/17/2014	-	-	-	-
						500,000	$105,000	-	-
Jonathan P. Newton						150,000	$31,500

John C.K. Hui, PhD	50,000	-	-	$3.96	7/11/2011	-	-	-	-
	50,000	-	-	$1.11	7/12/2014	-	-	-	-
	29,558	-	-	$0.57	6/22/2015	-	-	-	-
	40,000	-	-	$0.58	9/20/2015	-	-	-	-
	200,000	-	-	$0.22	4/3/2016	-	-	-	-

Employment Agreements

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Jun Ma, for a three-year term ending on March 14, 2014 (the “Agreement”). The Agreement provides for annual compensation of $200,000.   Dr. Ma shall be eligible to receive a bonus for the fiscal year ended May 31, 2011, and for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Agreement.

401(K) Plan

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In fiscal year 2011 and 2010, the Company made discretionary contributions of approximately $29,000 and $3,000, respectively, to match a percentage of employee contributions.

Director's Compensation

Non-employee directors receive a fee of $1,500 for each Board of Directors and Committee meetings attended and $2,500 for each Audit Committee meeting attended.  Non-employee directors also receive an annual fee of $15,000.  These fees are either paid in cash, or common stock valued at the fair market value of the common stock on the date of grant, which is the meeting date.  During fiscal 2011 each member received 100,000 shares of common stock for annual compensation and the Audit Committee chairman received an additional 50,000 shares.

Director Compensation
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Simon Srybnik	4,500	21,000	-	-	-	-	25,500
Behnam Movaseghi (1)	7,500	21,000	-	-	-	50,000	78,500
Derek Enlander	12,000	21,000	-	-	-	-	33,000
William Dempsey (2)	6,000	21,000	-	-	-	50,000	77,000
Peter Castle	14,500	31,500	-	-	-	-	46,000
Edgar Rios (3)	1,500	31,000	-	-	-	297,500	330,000
David Lieberman (3)	1,500	31,000	-	-	-	204,000	236,500
Abraham Cohen	1,500	-	-	-	-	-	1,500

(1)	During fiscal year 2011, Behnam Movaseghi received a grant of 116,279 shares of restricted common stock valued at $50,000 for consulting work outside of his duties as a director.
(2)	During fiscal year 2011, William Dempsey received $50,000 for consulting work outside of his duties as a director.
(3)
Edgar Rios and David Lieberman received 875,000 shares of restricted common stock valued at $297,500 and 600,000 shares of restricted common stock valued at $204,000, respectively, in conjunction with the engagement of Edgary Consultants, LLC as a consultant to the Company.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, Derek Enlander until his resignation in February 2011, and Peter Castle.  None of these persons were our officers or employees during fiscal 2011 or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of September 23, 2011 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

The percentage of beneficial ownership for the table is based on 148,932,104 shares of our common stock outstanding as of September 23, 2011. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vasomedical, Inc., 180 Linden Avenue, Westbury, New York 11590.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Michael J. Beecher **	100,000	*
Peter Castle**	200,000	*
William Dempsey **	6,677,000	4.36%
John C. K. Hui, PhD (3) **	1,492,214	*
David Lieberman **	1,324,200	*
Jun Ma, PhD **	2,045,834	1.33%
Benham Movaseghi **	1,064,404	*
Jonathan Newton **	150,000	*
Edgar Rios **	1,475,000	*
Simon Srybnik (4) (5) **	55,738,318	35.40%
Louis Srybnik (4) (5)	45,165,993	28.71%

** Directors and executive officers as a group (10 persons)	70,266,970	44.31%

*Less than 1% of the Company's common stock

1.
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.  Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of September 23, 2011 pursuant to a warrant awarded under the Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”), and stock options awarded under our stock plans:

	Stock
	Options	Warrants	Total
John C. K. Hui, PhD	369,558		369,558
Jun Ma, PhD	400,000		400,000
Behnam Movaseghi	350,000		350,000
Simon Srybnik	150,000	4,285,714	4,435,714
Directors and executive
officers as a group			5,555,272

2.	Applicable percentages are based on 148,932,104 shares of common stock outstanding as of September 23, 2011, adjusted as required by rules promulgated by the SEC.
3.	Includes 789,322 shares that are held in a trust for the benefit of Dr. Hui’s child. Dr. Hui and his wife are the trustees of this trust.
4.
Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns, which is the record holder of 25,714,286 shares (of which 4,285,714 shares are not issuable until a restricted warrant is exercised). They are the sole shareholders of Kerns, each holding 50% of the shares.  The reporting persons, accordingly, share voting and dispositive powers over the 21,428,572 shares held by Kerns and share dispositive power over the 4,285,714 shares underlying the restricted warrant. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, 598,125 shares of common stock awarded him as of May 31, 2011, as well as 11,460,900 additional shares of common stock.  Mr. Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

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

Equity Compensation Plan Information

We maintain various stock plans under which stock options and stock grants are awarded at the discretion of our Board of Directors or its Compensation Committee.  The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of the grant.  The term of each option is generally five years and is determined at the time of the grant by our board of directors or the compensation committee.  The participants in these plans are officers, directors, employees, and consultants of the Company and its subsidiaries and affiliates.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	1,489,776	$0.17	785,224

Equity Compensation
plans not approved
by security holders (1)	7,994,714	$0.16	920,000

Total	9,484,490		1,705,224

(1)
Includes 4,659,714 shares issuable upon exercise of options and warrants, 250,000 shares issuable under a consulting agreement with a former director, and 3,085,000 shares of restricted common stock granted, but unissued, under the 2010 Plan.  The weighted average exercise price of the options and warrants is $0.16, and the exercise price for the stock grants is zero.  920,000 shares remain available for future grants under the 2010 Plan.

The following information is provided about our current stock plans not approved by stockholders:

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

As of May 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of May 31, 2011, 360,000 shares have been forfeited. In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company. No options were issued under the 2010 Plan during fiscal 2011 or 2010.  At May 31, 2011, 920,000 shares remain available for future issuance under the 2010 Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The consulting agreement (the “Agreement”) between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and terminates on February 28, 2013. The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  In conjunction with the Agreement, 3,000,000 shares of restricted common stock were issued in March 2011, of which Mr. Rios and Mr. Lieberman received 875,000 shares and 600,000 shares, respectively.  Additional performance-based shares may be issued under the Agreement.

During fiscal 2011, directors and executive officers of the Company purchased, or earned as in-kind dividends, 185,928 shares of Series E preferred stock to in accordance with the following table:

Shares
William Dempsey	65,568
David Lieberman	6,217
Simon Srybnik	114,143

Director Independence

     We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;
•
a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

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
•
a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or

•
a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

For purposes of the NASDAQ independence standards, the term “family member” means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that two of our non-employee directors (Mr. Castle and Mr. Movaseghi) are independent.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In 2011, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Rothstein, Kass & Company, P.C. is our independent registered public accounting firm and performed the audits of our consolidated financial statements for fiscal years 2011 and 2010.  The following table sets forth all fees for the fiscal years ended May 31, 2011 and 2010:

	2011	2010
Audit Fees	$122,750	$75,000
Tax Fees	15,000	15,000
Total	$137,750	$90,000

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

Rothstein, Kass & Company, P.C. did not render any other non-audit related services during fiscal year 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2011.

VASOMEDICAL, INC.

By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2011, by the following persons in the capacities indicated:

/s/Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik
th
/s/ Michael J. Beecher	Chief Financial Officer (Principal Financial Officer)
Michael J. Beecher

/s/ David Lieberman	Vice Chairman of the Board and Director
David Lieberman

/s/ Peter Castle	Director
Peter Castle

Director
William Dempsey

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Edgar Rios	Director
Edgar Rios