Form 10-Q
period 2011-08-31
VASOMEDICAL INC
filed 2011-10-17
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2011

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at October 7, 2011 - 151,791,304

Vasomedical, Inc. and Subsidiaries

  ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
	August 31, 2011	May 31, 2011
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$6,274,740	$8,130,031
Short-term investments	110,148	109,709
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $1,317,125 at August 31, 2011,
and $1,296,947 at May 31, 2011	4,451,658	4,018,572
Inventories, net	1,941,223	1,786,057
Financing receivables, net	18,821	18,425
Deferred commission expense	2,855,776	2,532,048
Deferred related party consulting expense - current portion	510,000	510,000
Other current assets	316,938	267,235
Total current assets	16,479,304	17,372,077

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,635,356 at August 31, 2011, and $1,633,290 at May 31, 2011	383,335	366,199
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$588,876 at August 31, 2011, and $464,402 at May 31, 2011	-	124,474
FINANCING RECEIVABLES, net	22,277	27,133
DEFERRED RELATED PARTY CONSULTING EXPENSE	255,000	382,500
OTHER ASSETS	300,066	282,162
	$17,439,982	$18,554,545
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$324,294	$480,661
Accrued commissions	2,165,054	1,963,826
Accrued expenses and other liabilities	974,594	632,374
Sales tax payable	164,226	160,321
Deferred revenue - current portion	10,999,294	10,917,732
Deferred gain on sale-leaseback of building - current portion	48,808	53,245
Accrued professional fees	143,443	61,550
Trade payable due to related party	3,359	265,863
Total current liabilities	14,823,072	14,535,572

LONG-TERM LIABILITIES
Deferred revenue	1,129,068	1,004,483
Accrued rent expense	-	3,001
Deferred gain on sale-leaseback of building	-	8,874
Other long-term liabilities	151,385	94,835
Total long-term liabilities	1,280,453	1,111,193

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
299,024 issued and outstanding at August 31, 2011 and May 31, 2011	2,990	2,990
Common stock, $.001 par value; 250,000,000 shares authorized;
117,253,704 shares at August 31, 2011 and 117,078,704 at
May 31, 2011 issued and outstanding	117,253	117,079
Additional paid-in capital	55,910,342	55,743,295
Accumulated deficit	(54,694,128)	(52,955,584)
Total stockholders’ equity	1,336,457	2,907,780
	$17,439,982	$18,554,545
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31,
	2011	2010
Revenues
Equipment sales	$274,960	$724,519
Equipment rentals and services	486,988	543,892
Commissions	3,566,488	7,436
Total revenues	4,328,436	1,275,847

Cost of revenues
Cost of sales, equipment	160,954	399,315
Cost of equipment rentals and services	238,847	236,707
Cost of commissions	1,102,108	1,950
Total cost of revenues	1,501,909	637,972
Gross profit	2,826,527	637,875

Operating expenses
Selling, general and administrative	4,374,885	3,104,679
Research and development	135,129	110,389
Total operating expenses	4,510,014	3,215,068
Operating loss	(1,683,487)	(2,577,193)

Other income (expenses)
Interest and financing costs	(2,260)	(3,643)
Interest and other income, net	21,185	3,532
Amortization of deferred gain on
sale-leaseback of building	13,311	13,311
Total other income, net	32,236	13,200

Loss before income taxes	(1,651,251)	(2,563,993)
Income tax expense, net	(1,800)	(5,830)
Net loss	(1,653,051)	(2,569,823)
Preferred stock dividends	(85,493)	(27,708)
Net loss applicable to common stockholders	$(1,738,544)	$(2,597,531)

Loss per common share
- basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	116,986,095	110,271,131

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended August 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,653,051)	$(2,569,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	40,113	37,737
Amortization of deferred gain on sale-leaseback of building	(13,311)	(13,311)
Provision for doubtful accounts	20,178	74,564
Amortization of deferred distributor costs	124,474	31,396
Share-based compensation	58,788	92,506
Amortization of deferred consulting expense	181,089	-
Changes in operating assets and liabilities:
Accounts and other receivables	(453,264)	(1,138,349)
Inventories, net	(187,224)	226,510
Finance receivables	4,460	-
Deferred commission expense	(323,728)	(163,753)
Other current assets	(60,417)	(72,404)
Other assets	(26,951)	(3,955)
Accounts payable	(156,367)	213,435
Accrued commissions	201,228	147,775
Accrued expenses and other liabilities	322,285	221,688
Sales tax payable	3,905	9,130
Deferred revenue	206,147	706,335
Accrued rent expense	(3,001)	57
Accrued professional fees	81,893	(40,887)
Trade payable due to related party	(262,504)	-
Other long-term liabilities	56,550	-
Net cash used in operating activities	(1,838,708)	(2,241,349)

Cash flows from investing activities
Purchases of property and equipment	(16,144)	(103,220)
Purchases of short-term investments	(439)	-
Net cash used in investing activities	(16,583)	(103,220)

Cash flows from financing activities
Proceeds from preferred stock	-	2,340,000
Net cash provided by financing activities	-	2,340,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,855,287)	(4,569)
Cash and cash equivalents - beginning of period	8,130,031	481,679
Cash and cash equivalents - end of period	$6,274,740	$477,110

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$2,260	$722
Income taxes paid	$3,666	$2,200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, attributable to operating leases, net	$32,058	$70,128
Conversion of notes payable to preferred stock	$-	$1,250,000
Accrued preferred stock dividends	$(85,493)	$(27,708)
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries (See Note P). Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals in anticipation of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We now report VasoHealthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (See Note D).

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2011, as filed with the SEC. These consolidated condensed financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

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

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended May 31, 2011, includes a summary of the significant accounting policies used in the preparation of the consolidated condensed financial statements.

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

In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.8 million from October 2010 to August 2011, and $0.5 million for the three months ended August 31, 2011, and are expected to generate additional commission revenues estimated to range from $1.9 million to $2.3 million over approximately one or more years.

Based on our current operations through August 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least September 1, 2012.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
	As of or for the three months ended August 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$761,948	$3,566,488	$-	$4,328,436
Operating loss	$(668,556)	$(723,769)	$(291,162)	$(1,683,487)
Total assets	$4,110,025	$6,997,842	$6,332,115	$17,439,982
Accounts and other receivables, net	$682,551	$3,769,107	$-	$4,451,658
Deferred commission expense	$-	$3,073,315	$-	$3,073,315

	As of or for the three months ended August 31, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,268,411	$7,436	$-	$1,275,847
Operating loss	$(80,956)	$(2,362,240)	$(133,997)	$(2,577,193)
Total assets	$3,406,537	$1,006,057	$557,821	$4,970,415
Accounts and other receivables, net	$761,480	$776,183	$-	$1,537,663
Deferred commission expense	$-	$163,753	$-	$163,753

For the three months ended August 31, 2011 and 2010, GE Healthcare accounted for 82% and 1% of revenue, respectively.  Also, GE Healthcare accounted for $3,596,106, or 81%, and $2,990,978, or 74%, of accounts and other receivables at August 31, 2011 and May 31, 2011, respectively.

NOTE E – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the three-month period ended August 31, 2011, the Company’s Board of Directors granted 50,000 restricted shares of common stock, valued at $23,500 to an outside director. During the three-month period ended August 31, 2010, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note M), 3,750,000 restricted shares of common stock valued at $712,500 to non-officer employees and consultants.  Shares valued at $65,550 vested immediately with the remainder vesting over three years.

During the three-month period ended August 31, 2011 and 2010, the Company’s Board of Directors did not grant any non-qualified stock options

Share-based compensation expense recognized for the three months ended August 31, 2011 and 2010 was $58,788 and $92,506, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Expense for share-based arrangements was $181,089 for the three months ended August 31, 2011 and $0 for the three months ending August 31, 2010.  Unrecognized expense related to existing share-based arrangements is approximately $1.3 million at August 31, 2011 and will be recognized ratably through July 2013.

NOTE F – LOSS PER COMMON SHARE

 Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted loss per common share was $0.01 and $0.02 for the three months ended August 31, 2011 and 2010, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended August 31, 2011 and 2010, because the effect of their inclusion would be anti-dilutive.
	Three months ended August 31,
	2011	2010
Stock options	1,809,776	2,698,776
Warrants	4,285,714	4,285,714
Convertible preferred stock	30,668,500	22,610,677
Common stock grants	2,795,000	3,750,000
	39,558,990	33,345,167

NOTE G – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets and liabilities measured at fair value as of August 31, 2011 and May 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of August 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$21,246	$-	$-	$21,246
Investment in certificates of deposit (included in short-term investments)	110,148	-	-	110,148
	$131,394	$-	$-	$131,394

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of May 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$21,245	$-	$-	$21,245
Investment in certificates of deposit (included in short-term investments)	109,709	-	-	109,709
	$130,954	$-	$-	$130,954

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

                 The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Trade receivables	$5,576,415	$5,194,953
Due from employees	192,368	120,566
Allowance for doubtful accounts and
commission adjustments	(1,317,125)	(1,296,947)
	$4,451,658	$4,018,572

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

NOTE I – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	August 31, 2011	May 31, 2011

Raw materials	$ 501,806	$ 514,387
Work in process	468,740	484,798
Finished goods	970,677	786,872
	$ 1,941,223	$ 1,786,057

At August 31, 2011 and May 31, 2011, the Company had reserves for excess and obsolete inventory of $393,907 and $409,490, respectively.

NOTE J – FINANCING RECEIVABLES, NET

At August 31, 2011, the Company had financing receivables of $41,097, net of unearned interest of $3,903.  These financing receivables were generated by a sales-type lease of our EECP® equipment in our Equipment Segment for a term of three years ending September 1, 2013.  At August 31, 2011, there were no past due amounts on these financing receivables and the Company has consequently made no provision for credit loss.  At May 31, 2011, the Company had financing receivables of $45,558, net of unearned interest of $4,842.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	For the three months ended August 31,
	2011	2010
Deferred revenue at the beginning of the period	$11,922,215	$1,027,348
Additions:
Deferred extended service contracts	283,329	353,613
Deferred in-service and training	5,000	7,500
Deferred service arrangements	10,000	15,000
Deferred commission revenues	3,296,082	678,514
Recognized as revenue:
Deferred extended service contracts	(277,487)	(323,464)
Deferred in-service and training	(10,000)	(2,500)
Deferred service arrangements	(19,911)	(14,892)
Deferred commission revenues	(3,080,866)	(7,436)
Deferred revenue at end of period	12,128,362	1,733,683
Less: current portion	10,999,294	1,637,549
Long-term deferred revenue at end of period	$1,129,068	$96,134

NOTE L – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”).  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.  Pursuant to the Distribution Agreement, as amended, we became the exclusive worldwide distributor of the AngioNew EECP® systems manufactured through Living Data. The Distribution Agreement had an initial term extending through May 31, 2012.  Subsequent to August 31, 2011 the Company acquired Life Enhancement Technology (LET) (see Note P), the manufacturer of the AngioNew EECP® system.  Consequently, the Distribution Agreement is no longer effective, and the Company wrote-off the remaining unamortized balance of Deferred Distributor Costs, totaling $93,077, in the quarter ended August 31, 2011.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $3,359 in commissions for sales of certain BIOX products, leave a balance of $3,359 and $265,863 in Trade Payable due to Related Party on the accompanying consolidated condensed balance sheets as of August 31, 2011 and May 31, 2011, respectively.  The payable balance due Living Data included interest charges of $23,603 at May 31, 2011 and was satisfied through a cash payment in August 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $109,000 were billed by the firm through the three months ending August 31, 2011, at which date $75,000 was outstanding.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.  The consulting agreement (the “Agreement”) between the Company and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and terminates on February 28, 2013.  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated condensed balance sheets as of August 31, 2011 and May 31, 2011.

During the first quarter of fiscal 2012, two directors performed consulting services for the Company aggregating approximately $54,000, and the Company accrued dividends of $14,734 on Series E Preferred Stock (see Note M) to directors, management, and other related parties of the Company.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

As of August 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of August 31, 2011, 405,000 shares have been forfeited.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company. No options were issued under the 2010 Plan during the three months ended August 31, 2011 and 2010.

In September 2011, 475,000 shares of restricted common stock were granted under the 2010 Plan to an officer, of which 100,000 vest immediately with the remainder vesting over a three year period.  Also, during September 2011, the Company issued 5 million shares of restricted common stock as partial consideration for the acquisition of Fast Growth Enterprises Ltd (see Note P).

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

iv.
Conversion Rights.  Each share of the Series E will be convertible at any time on or after January 1, 2011, at the holder’s option into 100 shares of common stock (an exercise price of $.16 per share of common stock, the “Conversion Price”), subject to anti-dilution adjustment as set forth below.  Each share of outstanding Series E Preferred Stock shall automatically be converted into shares of common stock on or after July 1, 2011, at the then effective applicable conversion ratio, if, at any time following the Issuance Date, the price of the common stock for any 30 consecutive trading days equals or exceeds three times the Conversion Price and the average daily trading volume for the Company’s common stock for the 30 consecutive trading days exceeds 250,000 shares.  Notwithstanding the foregoing, the Series E Preferred shall be automatically converted into common stock on June 1, 2015.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Dividends totaling $19,935 and $27,308 have been accrued for the three months ended August 31, 2011 and 2010, respectively.  Additional dividends totaling $65,558 were recorded in recognition of the embedded beneficial conversion feature associated with the Series E Preferred during the three months ended August 31, 2011.

The Series E Preferred was subject to automatic conversion on or after July 1, 2011 if, at any time following the issuance date, the price of the common stock for any 30 consecutive trading days equals or exceeds three times the Conversion Price and the average daily trading volume for the Company’s common stock for the 30 consecutive trading days exceeds 250,000 shares.  This condition was met in the 30 trading days ended May 10, 2011.  As a result, the Company expects to convert all preferred shares to common stock.  As of October 7, 2011, 294,376 shares of Series E Preferred had converted to 29,437,600 shares of common stock.

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

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.

Vehicle Lease Agreement

In June 2011, the Company began taking deliveries under a closed-end master lease agreement for the provision of vehicles to the sales team of its Sales Representation segment.  Vehicles obtained under the terms of the agreement are leased generally for a 36 month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.

 Future rental payments under these operating leases aggregate approximately as follows:

For the years ended May 31:

	Vehicles	Facilities	Total
2012	$186,000	$158,000	$344,000
2013	247,000	89,000	336,000
2014	227,000	-	227,000
2015	21,000	-	21,000
Total	$681,000	$247,000	$928,000

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

As of August 31, 2011, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s consolidated condensed financial statements.

NOTE P – SUBSEQUENT EVENTS

Corporate Structure

In September 2011, the Company restructured to further align its business management structure and long-term growth strategy and will operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare will continue as an operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. will operate the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. has been formed to manage and coordinate its EECP® therapy business as well as other medical equipment operations.

Business Combination

Effective August 19, 2011, the Company, through its newly formed subsidiary, Vasomedical Global, signed an agreement to purchase Life Enhancement Technology Limited and Biox Instruments Co., Ltd., both of which are based in the People’s Republic of China.

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited, a British Virgin Islands company that owns Life Enhancement Technology Limited (“LET”) and Biox Instruments Co. Ltd. (“Biox”), as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition includes a cash payment of $1 million as well as the issuance of up to 7.4 million restricted shares of the Company’s common stock, part of which is performance based, and warrants.

LET, based in Foshan, Guangdong, China, has been Vasomedical’s supplier for its proprietary Enhanced External Counterpulsation (EECP®) systems, including certain Lumenair systems and all AngioNew® systems. Biox, a leading developer and manufacturer of ambulatory monitoring devices in China, is located in Wuxi, Jiangsu, China, and has been Vasomedical’s partner on the BIOX series ECG Holter recorder and analysis software as well as ambulatory blood pressure monitoring systems. Vasomedical has obtained FDA clearance to market these products in the United States.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries (See Note P).  Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems based on our unique proprietary technology currently indicated by the United States Food & Drug Administration (FDA) for use in cases of stable or unstable angina, congestive heart failure (CHF), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals in anticipation of entering into the sales representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.  We report VasoHealthcare activities under our Sales Representation reportable segment and EECP® and other medical device operations under our Equipment reportable segment (see Note D).

During the last several years, the Company has incurred operating losses. We have sought to achieve profitability by launching the VasoHealthcare business, and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).  We will continue to look for opportunities of accretive acquisitions in the medical device market.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2011.

New Accounting Pronouncements

As of August 31, 2011, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s consolidated condensed financial statements.

Consolidated Results of Operations

Three Months Ended August 31, 2011 and August 31, 2010

Total revenue for the three months ended August 31, 2011 and August 31, 2010, was $4,328,436 and $1,275,847, respectively, which represented an increase of $3,052,589, or 239%. We reported a net loss applicable to common stockholders of $1,738,544 for the first quarter of fiscal year 2012 compared to a net loss applicable to common stockholders of $2,597,531 for the first quarter of fiscal 2011. The decrease in the net loss was primarily attributable to a decrease in operating loss of $1,638,471 in our Sales Representation segment partially offset by an increase in operating loss of $587,600 in our Equipment segment.  Our total net loss was $0.01 and $0.02 per basic and diluted common share for the three months ended August 31, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment decreased 40% to $761,948 for the three-month period ended August 31, 2011 from $1,268,411 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased approximately 62% to $274,960 for the three-month period ended August 31, 2011 as compared to $724,519 for the same period in the prior year. The decrease in equipment sales is due primarily to a decrease in the number of EECP® units shipped.  The decrease in shipments is due, in part, to economic conditions in the Middle East and Africa and the effect these conditions have had on foreign exchange rates resulting in delayed shipments to distributors in these regions.  A decrease in the sales price per EECP® unit, reflecting a shift in the product mix to more refurbished equipment sold, also contributed to the decreased equipment sales, partially offset by an increase in sales of other medical equipment.

Current demand for EECP® systems will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  As described in Note L, we are pursuing initiatives to expand reimbursement that we expect will ultimately increase overall market demand for our EECP® systems.

Equipment segment revenue from equipment rental and services decreased 10% to $486,988 in the first quarter of fiscal 2012 from $543,892 in the first quarter of fiscal year 2011. Revenue from equipment rental and services represented 64% of total Equipment segment revenue in the first quarter of fiscal 2012 and 43% in the same quarter of fiscal 2011.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service revenue, partially offset by higher accessory part and rental revenue.

Commission revenues in the Sales Representation segment were $3,566,488 in the first quarter of fiscal 2012, as compared to $7,436 in the first quarter of fiscal 2011.  The increase in commission revenue in the first quarter of fiscal 2012 is due both to the Company having just begun operating under the GEHC agreement in July 2010, and the Company’s accounting policy of deferring recognition of commission revenue until underlying equipment acceptance is complete.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates as calendar year targets are met, revenues were recognized in the current fiscal quarter at a lower commission rate than in prior quarters, and additional amounts associated with currently recognized revenue are expected to be recognized in future quarters as we meet our targets and thus earn higher commission rates.  As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore we anticipate earning and recognizing greater revenue in the fourth quarter of the calendar year.  As of August 31, 2011, $11,020,983 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $780,100 is long-term.  At August 31, 2010, $671,078 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which none was long-term.

Gross Profit

The Company had a gross profit of $2,826,527 in the first quarter of fiscal 2012 compared to $637,875 in the first quarter of the prior fiscal year, an increase of 343%.  Equipment segment gross profit decreased to $362,147, or 48% of Equipment segment revenues, for the first quarter of fiscal 2012 compared to $632,389, or 50% of Equipment segment revenues, for the same quarter of fiscal 2011. Gross profit in the equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $2,464,380 for the three months ended August 31, 2011 as compared to $5,486 for the three months ended August 31, 2010.  Cost of commissions of $1,102,108 and $1,950, for the three months ended August 31, 2011 and 2010, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $1,683,487 for the three months ended August 31, 2011 as compared to an operating loss of $2,577,193 for the three months ended August 31, 2010, a decrease of 35%.  The decrease in operating loss was primarily attributable to a decrease in operating loss of $1,638,471 in our Sales Representation segment partially offset by an increase in operating loss of $587,600 in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2012 and 2011 were $4,374,885, or 101% of revenues, and $3,104,679, or 243% of revenues, respectively, reflecting an increase of $1,270,206 or approximately 41%. The increase in SG&A expenditures in the first quarter of fiscal 2012 resulted primarily from increased wages, benefits, commissions, and insurance expenses related to the Sales Representation segment.

During the first quarter of fiscal 2012, the Company recorded a provision for doubtful accounts and commission adjustments of $20,178 as compared to the first quarter of fiscal year 2011 when the Company recorded a provision for doubtful accounts and commission adjustments of $74,564.  The fiscal 2011 provision was primarily to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $135,129, or 3% of revenues, for the first quarter of fiscal 2012 increased by $24,740, or 22%, from $110,389, or 9% of revenues, for the first quarter of fiscal 2011. The increase is primarily attributable to an increase in clinical research expenses.

Interest and Financing Costs

Interest and financing costs for the first quarters of fiscal 2012 and 2011 were $2,260 and $3,643, respectively.  Interest and financing costs for the first quarter of fiscal 2012 consisted of interest on the trade payable due to related party and was satisfied through a cash payment in August 2011.  Interest and financing costs for the first quarter of fiscal 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first quarters of fiscal 2012 and 2011, was $21,185 and $3,532, respectively. The increase of $17,653 in the first quarter of fiscal 2012 is due primarily to interest earned on the Company’s higher cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first quarter of fiscal years 2012 and 2011 was $13,311.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the first quarters of fiscal year 2012 and 2011, we recorded a provision for income taxes of $1,800 and $5,830, respectively.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and, in fiscal 2011, from the issuance of the Company’s Series E Preferred Stock. At August 31, 2011, we had cash and cash equivalents of $6,274,740, short-term investments of $110,148 and working capital of $1,656,233 compared to cash and cash equivalents of $8,130,031, short-term investments of $109,709 and working capital of $2,836,505 at May 31, 2011.

Cash used in operating activities was $1,838,708 during the first three months of fiscal year 2012, which consisted of a net loss after adjustments to reconcile net loss to net cash of $1,241,720, and cash used by operating assets and liabilities of $596,988. The changes in the account balances primarily reflect increases in accrued expenses and other liabilities of $322,285.  This change was offset by a decrease in trade payable to related party of $262,504 and an increase in accounts and other receivables of $453,264 and deferred commission expense of $323,728.  As noted above, under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, which also has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore, we anticipate significantly higher commission billings and recognized revenue, and receiving payment for such billings, in the fourth quarter of calendar year 2011 and the first quarter of calendar year 2012.  This should result in significantly greater cash flow in these quarters.

Investing activities during the three-month period ended August 31, 2011 used cash of $16,583 for purchases of property and equipment and reinvestment of interest earned on a certificate of deposit.

There were no financing activities during the three-month period ended August 31, 2011.

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

In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $2.8 million from October 2010 to August 2011, and $0.5 million for the three months ended August 31, 2011, and are expected to generate additional commission revenues estimated to range from $1.9 million to $2.3 million over approximately one or more years.

Based on our current operations through August 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least September 1, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

/s/ Michael J. Beecher .
Michael J. Beecher
Chief Financial Officer

Date:  October 17, 2011