Form 10-Q
period 2011-11-30
VASOMEDICAL INC
filed 2012-01-17
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2011

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at January 9, 2011 – 153,186,296

Vasomedical, Inc. and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
	November 30, 2011	May 31, 2011
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$3,684,854	$8,130,031
Short-term investments	110,148	109,709
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $1,617,193 at November 30, 2011,
and $1,296,947 at May 31, 2011	12,982,119	4,018,572
Inventories, net	2,683,265	1,786,057
Financing receivables, net	19,225	18,425
Deferred commission expense	2,823,456	2,532,048
Deferred related party consulting expense - current portion	510,000	510,000
Other current assets	176,009	267,235
Total current assets	22,989,076	17,372,077

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,789,204 at November 30, 2011, and $1,633,290 at May 31, 2011	418,683	366,199
GOODWILL	3,175,152	-
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$588,876 at November 30, 2011, and $464,402 at May 31, 2011	-	124,474
FINANCING RECEIVABLES, net	17,316	27,133
DEFERRED RELATED PARTY CONSULTING EXPENSE	127,500	382,500
OTHER ASSETS	350,542	282,162
	$27,078,269	$18,554,545
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$541,238	$480,661
Accrued commissions	2,645,081	1,963,826
Accrued expenses and other liabilities	1,440,094	632,374
Sales tax payable	374,369	160,321
Deferred revenue - current portion	12,610,574	10,917,732
Deferred gain on sale-leaseback of building - current portion	35,497	53,245
Accrued professional fees	30,000	61,550
Trade payable due to related party	3,359	265,863
Total current liabilities	17,680,212	14,535,572

LONG-TERM LIABILITIES
Deferred revenue	2,091,992	1,004,483
Accrued rent expense	-	3,001
Deferred gain on sale-leaseback of building	-	8,874
Notes payable due to related party	284,550	-
Other long-term liabilities	76,267	94,835
Total long-term liabilities	2,452,809	1,111,193
COMMITMENTS AND CONTINGENCIES (NOTE P)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
0 shares at November 30, 2011 and 299,024 shares at
May 31, 2011 issued and outstanding	-	2,990
Common stock, $.001 par value; 250,000,000 shares authorized;
153,103,796 shares at November 30, 2011 and 117,078,704 at
May 31, 2011 issued and outstanding	153,103	117,079
Additional paid-in capital	60,152,117	55,743,295
Accumulated deficit	(53,363,971)	(52,955,584)
Accumulated other comprehensive income	3,999	-
Total stockholders’ equity	6,945,248	2,907,780
	$27,078,269	$18,554,545
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended November 30,		Three Months Ended November 30,
	2011	2010	2011	2010
Revenues
Equipment sales	$1,151,711	$1,913,275	$876,751	$1,188,756
Equipment rentals and services	943,198	1,144,690	456,210	600,798
Commissions	12,186,855	2,018,624	8,620,367	2,011,188
Total revenues	14,281,764	5,076,589	9,953,328	3,800,742

Cost of revenues
Cost of sales, equipment	700,251	1,191,184	539,297	791,855
Cost of equipment rentals and services	460,878	461,709	222,031	225,016
Cost of commissions	2,902,041	423,913	1,799,933	421,963
Total cost of revenues	4,063,170	2,076,806	2,561,261	1,438,834
Gross profit	10,218,594	2,999,783	7,392,067	2,361,908

Operating expenses
Selling, general and administrative	9,165,913	6,513,547	4,791,028	3,408,868
Research and development	273,555	216,468	138,426	106,079
Total operating expenses	9,439,468	6,730,015	4,929,454	3,514,947
Operating income (loss)	779,126	(3,730,232)	2,462,613	(1,153,039)

Other income (expenses)
Interest and financing costs	(6,872)	(6,496)	(4,612)	(2,853)
Interest and other income, net	42,851	16,144	21,666	12,612
Amortization of deferred gain on
sale-leaseback of building	26,623	26,623	13,312	13,312
Total other income, net	62,602	36,271	30,366	23,071

Income (loss) before income taxes	841,728	(3,693,961)	2,492,979	(1,129,968)
Income tax expense, net	(26,129)	(7,330)	(24,329)	(1,500)
Net income (loss)	815,599	(3,701,291)	2,468,650	(1,131,468)

Preferred stock dividends	$(1,221,362)	(152,111)	$(1,135,869)	(124,403)
Net (loss) income applicable to common stockholders	$(405,763)	$(3,853,402)	$1,332,781	$(1,255,871)

Other comprehensive (loss) income
Foreign currency adjustments	3,999	-	3,999	-
Comprehensive (loss) income	$(401,764)	$(3,853,402)	$1,336,780	$(1,255,871)

Earnings (loss) per common share
- basic	$(0.00)	$(0.03)	$0.01	$(0.01)
- diluted	$(0.00)	$(0.03)	$0.01	$(0.01)

Weighted average common shares outstanding
- basic	145,387,954	110,775,966	153,310,322	111,123,353
- diluted	145,387,954	110,775,966	160,078,677	111,123,353

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended November 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$815,599	$(3,701,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of property and equipment	83,949	72,707
Amortization of deferred gain on sale-leaseback of building	(26,623)	(26,623)
(Gain) on disposal of fixed assets	(3,673)	-
Provision for doubtful accounts	320,426	623,535
Amortization of deferred distributor costs	124,474	62,792
Share-based compensation	185,114	208,615
Amortization of deferred consulting expense	317,079	-
Changes in operating assets and liabilities:
Accounts and other receivables	(9,204,258)	(7,010,909)
Inventories, net	(254,716)	490,885
Finance receivables	9,017	(54,200)
Deferred commission expense	(291,408)	(894,833)
Other current assets	69,358	(18,869)
Other assets	(85,892)	(93,696)
Accounts payable	(94,174)	203,947
Accrued commissions	681,255	1,078,125
Accrued expenses and other liabilities	785,865	612,702
Sales tax payable	70,522	4,924
Deferred revenue	2,780,351	5,570,045
Accrued rent expense	(3,001)	(1,327)
Accrued professional fees	(31,550)	(57,822)
Trade payable due to related party	(62,356)	1,590
Other long-term liabilities	(18,568)	49,320
Net cash used in operating activities	(3,833,210)	(2,880,383)

Cash flows from investing activities
Purchases of property and equipment	(57,852)	(132,270)
Acquisition of Fast Growth Enterprises	(1,000,000)	-
Cash acquired through purchase of Fast Growth Enterprises	441,886	-
Net cash used in investing activities	(615,966)	(132,270)

Cash flows from financing activities
Issuance of note payable	-	250,000
Proceeds from preferred stock	-	3,333,608
Net cash (used) provided by financing activities	-	3,583,608

Effect of exchange rate differences on cash	3,999	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,445,177)	570,955
Cash and cash equivalents - beginning of period	8,130,031	481,679
Cash and cash equivalents - end of period	$3,684,854	$1,052,634

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$6,026	$722
Income taxes paid	$16,287	$2,200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, attributable to operating leases, net	$27,433	$30,477
Issuance of note payable for purchase of insurance policy	$-	$58,360
Conversion of notes payable to preferred stock	$-	$1,250,000
Fair value of assets acquired	$4,469,125	$-
Liabilities assumed through acquisition	$(931,611)	$-
Accrued preferred stock dividends	$(1,221,362)	$(152,111)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In April 2010, the Company, through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, organized a group of medical device sales professionals in anticipation of entering into the sales and representation business for other equipment manufacturers.  On May 19, 2010, VasoHealthcare signed a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.

In September 2011, the Company acquired two Chinese operating companies, Life Enhancement Technologies Limited and Biox Instruments Co. Ltd (see Note J).  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and will operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare will continue as an operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. will operate the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

We now report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment reportable segment.  VasoHealthcare activities are included under our Sales Representation reportable segment (See Note D).

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended May 31, 2011, includes a summary of the significant accounting policies used in the preparation of the consolidated condensed financial statements.  Policies newly adopted for the quarter ended November 30, 2011 are set forth below:

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350 – “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.

Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the year.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.  As of November 30, 2011, accumulated other comprehensive income includes income of $3,999, which is entirely from foreign currency translation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C - LIQUIDITY

                While the Company has achieved substantial profitability for the six months ended November 30, 2011, it has historically incurred operating losses. We have achieved profitability by launching the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).

In fiscal 2011, the Company issued Series E convertible preferred stock (see Note O) to finance the initial operation of its Sales Representation segment and generated in excess of $4.1 million in operating cash flow by fiscal year end.  While we expect to continue to generate significant operating cash flows in fiscal 2012, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the fiscal year.

In addition, under the terms of our agreement with GEHC, we are entitled to commissions on certain undelivered sales orders received by GEHC prior to our agreement and transferred to us from GEHC as of September 30, 2010. These transferred orders, though subject to various risks including potential cancellation and changes in credit worthiness and availability, as well as the Company's continued compliance under the GEHC Agreement, generated commission revenue of $3.3 million from October 2010 to November 2011, and $1.0 million for the six months ended November 30, 2011, and are expected to generate additional commission revenues estimated to range from $1.3 million to $1.5 million over approximately one or more years.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Based on our current operations through November 30, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will continue to be sufficient for the Company to fund its operations through at least November 30, 2012.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the marketing of other medical devices.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the execution of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	As of or for the three months ended November 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,332,961	$8,620,367	$-	$9,953,328
Operating income/(loss)	$(733,789)	$3,463,347	$(266,945)	$2,462,613
Total assets	$8,179,790	$15,175,375	$3,723,104	$27,078,269
Accounts and other receivables, net	$1,099,955	$11,882,164	$-	$12,982,119
Deferred commission expense	$-	$3,097,173	$-	$3,097,173

	As of or for the three months ended November 30, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,789,554	$2,011,188	$-	$3,800,742
Operating income/(loss)	$177,330	$(1,270,512)	$(59,857)	$(1,153,039)
Total assets	$3,374,898	$7,055,400	$1,075,134	$11,505,432
Accounts and other receivables, net	$867,837	$5,993,415	$-	$6,861,252
Deferred commission expense	$-	$984,574	$-	$984,574

	As of or for the six months ended November 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,094,909	$12,186,855	$-	$14,281,764
Operating income/(loss)	$(1,402,345)	$2,739,578	$(558,107)	$779,126
Total assets	$8,179,790	$15,175,375	$3,723,104	$27,078,269
Accounts and other receivables, net	$1,099,955	$11,882,164	$-	$12,982,119
Deferred commission expense	$-	$3,097,173	$-	$3,097,173

	As of or for the six months ended November 30, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,057,965	$2,018,624	$-	$5,076,589
Operating income/(loss)	$18,821	$(3,632,752)	$(116,301)	$(3,730,232)
Total assets	$3,374,898	$7,055,400	$1,075,134	$11,505,432
Accounts and other receivables, net	$867,837	$5,993,415	$-	$6,861,252
Deferred commission expense	$-	$984,574	$-	$984,574

For the six months ended November 30, 2011 and 2010, GE Healthcare accounted for 85% and 40% of revenue, respectively.  For the three months ended November 30, 2011 and 2010, GE Healthcare accounted for 87% and 53% of revenue, respectively.  Also, GE Healthcare accounted for $11,760,974, or 91%, and $2,990,978, or 74%, of accounts and other receivables at November 30, 2011 and May 31, 2011, respectively.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

During the six-month period ended November 30, 2011, the Company’s Board of Directors granted 525,000 restricted shares of common stock, valued at $189,750 to an officer and an outside director. During the six-month period ended November 30, 2010, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note O), 3,750,000 restricted shares of common stock valued at $712,500 to non-officer employees and consultants.  Shares valued at $65,550 vested immediately with the remainder vesting over three years.  During the six-month period ended November 30, 2010, 1,200,000 shares of common stock valued at $252,000 were issued to officers and outside directors, of which 650,000 shares valued at $136,500 will vest over three years.

During the six-month period ended November 30, 2011 and 2010, the Company’s Board of Directors did not grant any stock options.

Share-based compensation expense recognized for the six months ended November 30, 2011 and 2010 was $185,114 and $208,615, respectively, and was $103,776 and $116,109 for the three months ended November 30, 2011 and 2010, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Expense for share-based arrangements was $317,079 and $5,225 for the six months ended November 30, 2011 and 2010, respectively, and was $158,539 and $950 for the three months ended November 31, 2011 and 2010, respectively.  Unrecognized expense related to existing share-based arrangements is approximately $1.2 million at November 30, 2011 and will be recognized ratably through July 2013.

NOTE F – EARNINGS (LOSS) PER COMMON SHARE

 Basic earnings per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted loss per common share was $0.00 and $0.03 for the six months ended November 30, 2011 and 2010, respectively, and earnings of $0.01 and a loss of $0.01 for the three months ended November 30, 2011 and 2010, respectively.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Six months ended November 30,		Three months ended November 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	145,387,954	110,775,966	153,310,322	111,123,353
Dilutive effect of share-based compensation and warrants	-	-	4,790,333	-
Dilutive effect of contingently issuable shares	-	-	1,978,022	-
Dilutive weighted average shares outstanding	145,387,954	110,775,966	160,078,677	111,123,353

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the six and three months ended November 30, 2011 and 2010, because the effect of their inclusion would be anti-dilutive.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

	Six months ended November 30,		Three months ended November 30,
	2011	2010	2011	2010
Stock options	1,809,776	1,888,776	259,776	1,888,776
Warrants	5,785,714	4,285,714	1,500,000	4,285,714
Convertible preferred stock	-	29,156,312	-	29,156,312
Common stock grants	2,903,333	4,340,000	375,000	4,340,000
	10,498,823	39,670,802	2,134,776	39,670,802

NOTE G – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets and liabilities measured at fair value as of November 30, 2011 and May 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of November 30, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$2,811,214	$-	$-	$2,811,214
Investment in certificates of deposit (included in short-term investments)	110,148	-	-	110,148
	$2,921,362	$-	$-	$2,921,362

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of May 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$7,029,886	$-	$-	$7,029,886
Investment in certificates of deposit (included in short-term investments)	109,709	-	-	109,709
	$7,139,595	$-	$-	$7,139,595

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of November 30, 2011 and May 31, 2011:

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

	November 30, 2011	May 31, 2011
Trade receivables	$14,461,811	$5,194,953
Due from employees	137,501	120,566
Allowance for doubtful accounts and
commission adjustments	(1,617,193)	(1,296,947)
	$12,982,119	$4,018,572

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

NOTE I – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	November 30, 2011	May 31, 2011

Raw materials	$875,786	$514,387
Work in process	814,138	484,798
Finished goods	993,341	786,872
	$2,683,265	$1,786,057

At November 30, 2011 and May 31, 2011, the Company had reserves for excess and obsolete inventory of $407,154 and $409,490, respectively.

NOTE J– BUSINESS COMBINATION

On August 19, 2011, the Company, through its newly formed subsidiary, Vasomedical Global, signed an agreement to purchase Life Enhancement Technology Limited and Biox Instruments Co., Ltd., both of which are based in the People’s Republic of China.

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns Life Enhancement Technology Limited (“LET”) and Biox Instruments Co. Ltd. (“Biox”), as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition includes a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.

LET, based in Foshan, Guangdong, China, has been Vasomedical’s supplier for its proprietary Enhanced External Counterpulsation (EECP®) systems, including certain Lumenair systems and all AngioNew® systems. Biox, a leading developer and manufacturer of ambulatory monitoring devices in China, is located in Wuxi, Jiangsu, China, and has been Vasomedical’s partner on the BIOX series ECG Holter recorder and analysis software as well as ambulatory blood pressure monitoring systems. Vasomedical has obtained FDA clearance to market these products in the United States.  The acquisition of LET provides Vasomedical with consolidated technical and manufacturing capability in its EECP business which should significantly increase gross margins and enable the Company to meet anticipated increasing demand for its EECP systems.  The acquisition of Biox greatly enhances Vasomedical's distribution network, technology and product portfolio, and with combined market and sales efforts of the two companies, should help improve performance and profitability of Vasomedical's equipment segment.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

The operating results of FGE from September 2, 2011 to November 30, 2011 are included in the accompanying Consolidated Condensed Statement of Operations.  The Consolidated Condensed Balance Sheet as of November 30, 2011 reflects the acquisition of FGE, effective September 2, 2011.  The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:

Vasomedical, Inc. common stock	$2,100,000
Vasomedical, Inc. warrants to purchase common stock	304,000
Contingent issuance of Vasomedical, Inc. common stock	575,400
Cash	1,000,000
Total purchase price	$3,979,400

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 2, 2011 (the acquisition date).  The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$441,886
Accounts receivable and other current assets	591,460
Inventories	669,926
Property and equipment	32,587
Goodwill	3,175,152
Accounts payable and other current liabilites	(931,611)
Net assets acquired	$3,979,400

During the three month period ending November 30, 2011, the Company expensed $122,224 of acquisition-related costs.  These costs are included in the line item Selling, General & Administrative costs in the accompanying Consolidated Condensed Statement of Operations and are comprised of accounting and legal fees.

After elimination of intercompany transactions, the amounts of revenue and  net loss  of FGE included in the Company’s Consolidated Condensed Statement of Operations for the three months ended November 30, 2011 was $227,200 and $61,290, respectively.  Loss per share was $0.00.  Prior to elimination of the intercompany transactions, the amounts of revenue and net income recognized by FGE from the acquisition date to November 30, 2011 was $453,011 and $114,494, respectively.

The following supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2010 (amounts in thousands, except per share amounts):

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

	Six Months Ended November 30,		Three Months Ended November 30,
	2011	2010	2011	2010
Revenue	$14,655	$5,527	$9,953	$3,918

Net income (loss)	977	(3,589)	2,591	(1,047)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.03)	$0.01	$(0.01)

An adjustment was made to the pro forma financial information to reflect the acquisition-related costs in the six month period ending November 30, 2010.

NOTE K – FINANCING RECEIVABLES, NET

At November 30, 2011, the Company had financing receivables of $36,541, net of unearned interest of $3,059.  These financing receivables were generated by a sales-type lease of our EECP® equipment in our Equipment Segment for a term of three years ending September 1, 2013.  At November 30, 2011, there were no past due amounts on these financing receivables and the Company has consequently made no provision for credit loss.  At May 31, 2011, the Company had financing receivables of $45,558, net of unearned interest of $4,842.

NOTE L – GOODWILL AND OTHER INTANGIBLES

              The change in the carrying amount of goodwill was as follows:

Carrying Amount

Balance at June 1, 2011	$-
Acquisition of FGE (Note J)	3,175,152
Balance at November 30, 2011	$3,175,152

The Company’s other intangible assets consist of capitalized patent costs, as set forth in the following:
	November 30, 2011	May 31, 2011
Patent Costs
Costs	$469,043	$469,043
Accumulated amortization	(410,833)	(350,553)
	$58,210	$118,490

Patents are included in other assets in the accompanying Consolidated Condensed Balance Sheets.  Amortization expense amounted to $17,512 and $23,160 for the six month periods ended November 30, 2011 and 2010, respectively, and $8,465 and $11,434 for the three month periods ended November 30, 2011 and 2010, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
NOTE M - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	Six months ended November 30,		Three months ended November 30,
	2011	2010	2011	2010
Deferred revenue at the beginning of the period	$11,922,215	$1,027,348	$12,128,362	$1,733,683
Additions:
Deferred extended service contracts	595,082	561,816	311,755	208,203
Deferred in-service and training	17,500	15,000	12,500	7,500
Deferred service arrangements	28,500	50,000	18,500	35,000
Deferred commission revenues	14,033,375	7,175,651	10,737,292	6,497,138
Recognized as revenue:
Deferred extended service contracts	(548,772)	(631,270)	(271,285)	(307,807)
Deferred in-service and training	(22,500)	(10,000)	(12,500)	(7,500)
Deferred service arrangements	(40,740)	(27,316)	(20,830)	(12,424)
Deferred commission revenues	(11,282,094)	(1,563,836)	(8,201,228)	(1,556,400)
Deferred revenue at end of period	14,702,566	6,597,393	14,702,566	6,597,393
Less: current portion	12,610,574	5,898,714	12,610,574	5,898,714
Long-term deferred revenue at end of period	$2,091,992	$698,679	$2,091,992	$698,679

NOTE N – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”).  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.  Pursuant to the Distribution Agreement, as amended, we became the exclusive worldwide distributor of the AngioNew EECP® systems manufactured through Living Data. The Distribution Agreement had an initial term extending through May 31, 2012.  Subsequent to August 31, 2011 the Company acquired Life Enhancement Technology (LET) (see Note J), the manufacturer of the AngioNew EECP® system.  Consequently, the Distribution Agreement is no longer effective, and the Company wrote-off the remaining unamortized balance of Deferred Distributor Costs, totaling $93,077, in the quarter ended August 31, 2011.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,450), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $3,359 in commissions for sales of certain BIOX products, leave a balance of $3,359 and $265,863 in Trade Payable due to Related Party on the accompanying consolidated condensed balance sheets as of November 30, 2011 and May 31, 2011, respectively.  The payable balance due Living Data included interest charges of $23,603 at May 31, 2011 and was satisfied through a cash payment in August 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $45,000 and $154,000 were billed by the firm through the three and six months ending November 30, 2011, respectively, at which date no amounts were outstanding.

Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.  The consulting agreement (the “Agreement”) between the Company and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011and runs for a two year term..  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated condensed balance sheets as of November 30, 2011 and May 31, 2011.

During the three and six months ending November 30, 2011, a director performed consulting services for the Company aggregating approximately $30,000 and $60,000 respectively, and the Company accrued dividends of $14,734 on Series E Preferred Stock (see Note O) to directors, management, and other related parties of the Company.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for unsecured notes payable to a family member of the management of LET.  The notes have no stated maturity date, aggregated approximately $285,000 at November 30, 2011, and bear interest at 5.31% per annum.  Approximately $95,000 of such notes were subsequently repaid.  In addition, $10,049 in pre-acquisition earnings were distributed to current BIOX management during the three months ended November 30, 2011.

NOTE O – STOCKHOLDERS’ EQUITY

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

As of November 30, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of November 30, 2011, 465,000 shares have been forfeited.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company.  In September 2011, 475,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 100,000 vested immediately with the remainder vesting over a three year period.

No options were issued under the 2010 Plan during the six months ended November 30, 2011 and 2010.

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE (see Note J).  In addition, up to 2,400,000 shares of common stock are contingently issuable should FGE attain certain operating targets for the twelve months ending December 31, 2011.

Preferred Stock

On June 24, 2010, the Company filed a Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (“Certificate of Designations”), as authorized by the Board of Directors, designating 350,000 shares of its 1,000,000 shares of preferred stock as Series E Convertible Preferred Stock (“Series E Preferred”). The conversion rights of the Series E Preferred are that each share will be convertible at any time on or after January 1, 2011, at the holder’s option into 100 shares of common stock (an exercise price of $.16 per share of common stock, the “Conversion Price”), subject to anti-dilution adjustment as set forth below.  Each share of outstanding Series E Preferred Stock shall automatically be converted into shares of common stock on or after July 1, 2011, at the then effective applicable conversion ratio, if, at any time following the Issuance Date, the price of the common stock for any 30 consecutive trading days equals or exceeds three times the Conversion Price and the average daily trading volume for the Company’s common stock for the 30 consecutive trading days exceeds 250,000 shares.  Notwithstanding the foregoing, the Series E Preferred shall be automatically converted into common stock on June 1, 2015.

For the three months ended November 30, 2011 and 2010, the Company recorded dividends totaling $1,135,869 and $124,403, respectively, and for the six months ended November 30, 2011 and 2010 the Company recorded dividends totaling $1,221,362 and $152,111, respectively.  Included in these amounts is the recognition of the value of the embedded beneficial conversion feature of the Series E Preferred, which reflects the difference between the conversion price and the market price at time of investment. The amounts included in the dividends reported attributable to this beneficial conversion feature are $1,135,869 and $70,709 for the three months ended November 30, 2011 and 2010, respectively, and $1,201,428 and $70,709 for the six months ended November 30, 2011 and 2010, respectively. These are noncash dividends requiring no payment and ceased on conversion of the Series E Preferred to common stock.

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of November 30, 2011, 29,956,100 shares of common stock had been issued for 299,561 shares of Series E Preferred, with 712,350 shares of common stock yet to be issued.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
NOTE P – COMMITMENTS AND CONTINGENCIES

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

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement, which expires August 31, 2012.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.

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

 Future rental payments under these operating leases aggregate approximately as follows:

For the years ended May 31:
	Vehicles	Facilities	Total
2012	$131,000	$106,000	$237,000
2013	262,000	89,000	351,000
2014	242,000	-	242,000
2015	28,000	-	28,000
Total	$663,000	$195,000	$858,000

NOTE Q - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The amendment allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company has elected to adopt this guidance in its current quarterly filing.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Standards issued but not yet effective

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In September 2011, the Company acquired two Chinese operating companies, Life Enhancement Technologies Limited and Biox Instruments Co. Ltd (see Note J).  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and will operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare will continue as an operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. will operate the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

We now report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment reportable segment.  VasoHealthcare activities are included under our Sales Representation reportable segment (see Note D).

While the Company has achieved substantial profitability for the six months ended November 30, 2011, it has historically incurred operating losses. We have achieved profitability by launching the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).

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

New Accounting Pronouncements - Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The amendment allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company has elected to adopt this guidance in its current quarterly filing.

New Accounting Pronouncements - Standards issued but not yet effective

Intangibles—Goodwill and Other:  Testing Goodwill for Impairment

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

Consolidated Results of Operations

Three Months Ended November 30, 2011 and November 30, 2010

Total revenue for the three months ended November 30, 2011 and November 30, 2010, was $9,953,328 and $3,800,742, respectively, an increase of $6,152,586, or 162%. Net income for the three months ended November 30, 2011 was $2,468,650 compared to a net loss of $1,131,468 for the three months ended November 30, 2010.  We reported net income applicable to common stockholders of $1,332,781 for the second quarter of fiscal year 2012 compared to a net loss applicable to common stockholders of $1,255,871 for the second quarter of fiscal 2011. The change from a net loss to net income was primarily attributable to an increase in operating profit of $4,733,859 in our Sales Representation segment offset by an increase in operating loss of $911,119 in our Equipment segment and an increase of $1,011,466 in noncash preferred stock dividends, due primarily to the recognition of the beneficial automatic conversion feature of the Company’s Series E Preferred that converted during the current quarter.  Our total net income was $0.01 per basic and diluted common share for the three months ended November 30, 2011 and our total net loss was $0.01 per basic and diluted common share for the three months ended November 30, 2010.

Revenues

Revenue in our Equipment segment decreased 26% to $1,332,961 for the three-month period ended November 30, 2011 from $1,789,554 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased approximately 26% to $876,591 for the three-month period ended November 30, 2011 as compared to $1,188,756 for the same period in the prior year. The decrease in equipment sales is due primarily to a decrease in the number of EECP® units shipped internationally.  A decrease in the sales price per EECP® unit, reflecting a shift in the product mix to more refurbished equipment sold, also contributed to the decreased equipment sales, partially offset by an increase in sales of other medical equipment.

Current demand for EECP® systems will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  As described in Note N, we are pursuing initiatives to expand reimbursement that we expect should ultimately increase overall market demand for our EECP® systems.

Equipment segment revenue from equipment rental and services decreased 24% to $456,210 in the second quarter of fiscal 2012 from $600,798 in the second quarter of fiscal year 2011. Revenue from equipment rental and services represented 34% of total Equipment segment revenue in the second quarters of fiscal 2012 and fiscal 2011.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service amd accessory part revenue, partially offset by higher rental revenue.

Commission revenues in the Sales Representation segment were $8,620,367 in the second quarter of fiscal 2012, as compared to $2,011,188 in the second quarter of fiscal 2011, an increase of 329%.  The increase in commission revenue in the second quarter of fiscal 2012 is due both to the Company having just begun operating under the GEHC agreement in July 2010, and the recognition of deferred commission revenue after underlying equipment acceptance is complete.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues were recognized in the current fiscal quarter at a higher commission rate than in the prior fiscal quarter. As of November 30, 2011, $13,557,048 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $1,724,578 is long-term.  At November 30, 2010, $5,611,815 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $511,501 was long-term.

Gross Profit

The Company had a gross profit of $7,392,067 in the second quarter of fiscal 2012 compared to $2,361,908 in the second quarter of the prior fiscal year, an increase of 213%.  Equipment segment gross profit decreased to $571,633, or 43% of Equipment segment revenues, for the second quarter of fiscal 2012 compared to $772,683, or 43% of Equipment segment revenues, for the same quarter of fiscal 2011. Gross profit in the equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $6,820,434 for the three months ended November 30, 2011 as compared to $1,589,225 for the three months ended November 30, 2010.  Cost of commissions of $1,799,933 and $421,963, for the three months ended November 30, 2011 and 2010, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Income (Loss)

Operating income was $2,462,613 for the three months ended November 30, 2011 as compared to an operating loss of $1,153,039 for the three months ended November 30, 2010.  The increase in operating income was primarily attributable to an increase in operating income of $4,733,859 in our Sales Representation segment partially offset by an increase in operating loss of $911,119 in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2012 and 2011 were $4,791,028, or 48% of revenues, and $3,408,868, or 90% of revenues, respectively, reflecting an increase of $1,382,160 or approximately 41%. The increase in SG&A expenditures in the second quarter of fiscal 2012 resulted primarily from increased sales and marketing costs in both segments, costs associated with the FGE acquisition, and higher corporate segment costs.

During the second quarter of fiscal 2012, the Company recorded a provision for doubtful accounts and commission adjustments of $300,068 as compared to the second quarter of fiscal year 2011 when the Company recorded a provision for doubtful accounts and commission adjustments of $548,971.  The fiscal 2011 provision was primarily to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $138,426, or 1% of revenues, for the second quarter of fiscal 2012 increased by $32,347, or 30%, from $106,079, or 3% of revenues, for the second quarter of fiscal 2011. The increase is primarily attributable to an increase in clinical research expenses.

Interest and Financing Costs

Interest and financing costs for the second quarters of fiscal 2012 and 2011 were $4,612 and $2,853, respectively.  Interest and financing costs for the second quarter of fiscal 2012 consisted primarily of interest on the notes payable to a related party in one of the China subsidiaries.  Interest and financing costs for the second quarter of fiscal 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the second quarters of fiscal 2012 and 2011, was $21,666 and $12,612, respectively. The increase of $9,054 in the second quarter of fiscal 2012 is due primarily to interest earned on the Company’s higher cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the second quarter of fiscal years 2012 and 2011 was $13,312.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the second quarters of fiscal year 2012 and 2011, we recorded a provision for income taxes of $24,329 and $1,500, respectively.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Six Months Ended November 30, 2011 and November 30, 2010

Total revenue for the six months ended November 30, 2011 and November 30, 2010, was $14,281,764 and $5,076,589, respectively, an increase of $9,205,175, or 181%. Net income for the six months ended November 30, 2011 was $815,599 compared to a net loss of $3,701,291 for the six months ended November 30, 2010.  We reported a net loss applicable to common stockholders of $405,763 for the first two quarters of fiscal year 2012 compared to a net loss applicable to common stockholders of $3,853,402 for the first two quarters of fiscal 2011. The decrease in the net loss was primarily attributable to an increase in operating profit of $6,372,330 in our Sales Representation segment offset by an increase in operating loss of $1,421,166 in our Equipment segment and an increase of $1,069,251 in noncash preferred stock dividends, due primarily to the recognition of the beneficial automatic conversion feature of the Company’s Series E Preferred that converted during the second quarter of fiscal 2012.  Our total net loss was $0.00 and $0.03 per basic and diluted common share for the six months ended November 30, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment decreased 31% to $2,094,909 for the six-month period ended November 30, 2011 from $3,057,695 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased approximately 40% to $1,151,711 for the six-month period ended November 30, 2011 as compared to $1,913,275 for the same period in the prior year. The decrease in equipment sales is due primarily to a decrease in the number of EECP® units shipped internationally.  A decrease in the sales price per EECP® unit, reflecting a shift in the product mix to more refurbished equipment sold, also contributed to the decreased equipment sales, partially offset by an increase in sales of other medical equipment.

Current demand for EECP® systems will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  As described in Note N, we are pursuing initiatives to expand reimbursement that we expect will ultimately increase overall market demand for our EECP® systems.

Equipment segment revenue from equipment rental and services decreased 18% to $943,198 in the first two quarters of fiscal 2012 from $1,144,690 in the first two quarters of fiscal year 2011. Revenue from equipment rental and services represented 45% of total Equipment segment revenue in the first and second quarters of fiscal 2012 and 37% in the same quarter of fiscal 2011.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service and accessory part revenue, partially offset by higher rental revenue.

Commission revenues in the Sales Representation segment were $12,186,855 in the first two quarters of fiscal 2012, as compared to $2,018,624 in the first and second quarters of fiscal 2011, an increase of 504%.  The increase in commission revenue in the first two quarters of fiscal 2012 is due both to the Company having just begun operating under the GEHC agreement in July 2010, and the recognition of deferred commission revenue after underlying equipment acceptance is complete.  As of November 30, 2011, $13,557,048 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $1,724,578 is long-term.  At November 30, 2010, $5,611,815 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $511,501 was long-term.

Gross Profit

The Company had a gross profit of $10,218,594 in the first two quarters of fiscal 2012 compared to $2,999,783 in the first two quarters of the prior fiscal year, an increase of 241%.  Equipment segment gross profit decreased to $933,780, or 45% of Equipment segment revenues, for the first two quarters of fiscal 2012 compared to $1,405,072, or 46% of Equipment segment revenues, for the same period of fiscal 2011. Gross profit in the equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $9,284,814 for the six months ended November 30, 2011 as compared to $1,594,711 for the six months ended November 30, 2010.  Cost of commissions of $2,902,041 and $423,913, for the six months ended November 30, 2011 and 2010, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Income (Loss)

Operating income was $779,126 for the six months ended November 30, 2011 as compared to an operating loss of $3,730,232 for the six months ended November 30, 2010, an increase of 121%.  The change from an operating loss to operating income was primarily attributable to an increase in operating income of $6,372,330 in our Sales Representation segment partially offset by an increase in operating loss of $1,421,166 in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the first two quarters of fiscal 2012 and 2011 were $9,165,913, or 64% of revenues, and $6,513,547, or 128% of revenues, respectively, reflecting an increase of $2,652,366 or approximately 41%. The increase in SG&A expenditures in the first two quarters of fiscal 2012 resulted primarily from increased sales and marketing costs in both segments, costs associated with the FGE acquisition, and higher corporate segment costs.

During the first and second quarters of fiscal 2012, the Company recorded a provision for doubtful accounts and commission adjustments of $320,246 as compared to the first and second quarters of fiscal year 2011 when the Company recorded a provision for doubtful accounts and commission adjustments of $623,535.  The fiscal 2011 provision was primarily to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $273,555, or 2% of revenues, for the first and second quarters of fiscal 2012 increased by $57,087, or 26%, from $216,468, or 4% of revenues, for the first and second quarters of fiscal 2011. The increase is primarily attributable to an increase in clinical research expenses.

Interest and Financing Costs

Interest and financing costs for the first two quarters of fiscal 2012 and 2011 were $6,872 and $6,496, respectively.  Interest and financing costs for the first two quarters of fiscal 2012 consisted of interest on related party obligations.  Interest and financing costs for the first two quarters of fiscal 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first two quarters of fiscal 2012 and 2011, was $42,851 and $16,144, respectively. The increase of $26,707 in the first two quarters of fiscal 2012 is due primarily to interest earned on the Company’s higher cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first and second quarters of fiscal years 2012 and 2011 was $26,623.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the first two quarters of fiscal year 2012 and 2011, we recorded a provision for income taxes of $26,129 and $7,330, respectively.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and, in fiscal 2011, from the issuance of the Company’s Series E Preferred Stock. At November 30, 2011, we had cash and cash equivalents of $3,684,854, short-term investments of $110,148 and working capital of $5,308,864 compared to cash and cash equivalents of $8,130,031, short-term investments of $109,709 and working capital of $2,836,505 at May 31, 2011.

Cash used in operating activities was $3,833,210 during the first six months of fiscal year 2012, which consisted of a net loss after adjustments to reconcile net income to net cash of $1,816,345, and cash used by operating assets and liabilities of $5,649,555. The changes in the account balances primarily reflect increases in accounts and other receivables of $9,204,258 and deferred commission expense of $291,408.  This change was offset by increases in deferred revenue of $2,780,351, accrued commissions of $681,255, and accrued expenses of $785,865.  As noted above, under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, which also has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore, we anticipate significantly higher commission billings and recognized revenue in the fourth quarter of calendar year 2011, and receiving payment for such billings in the first quarter of calendar year 2012.  This should result in a significant improvement in that quarter, with cash flows in excess of $5 million.

Investing activities during the three-month period ended November 30, 2011 used cash of $615,966, primarily related to the acquisition of FGE.

There were no financing activities during the three-month period ended November 30, 2011.

Liquidity

While the Company has achieved substantial profitability for the six months ended November 30, 2011, it has historically incurred operating losses. We have  achieved profitability by launching the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).

In fiscal 2011, the Company issued Series E convertible preferred stock (see Note O) to finance the initial operation of its Sales Representation segment and ultimately generated in excess of $4.1 million in operating cash flow by fiscal year end.  While we expect to continue to generate significant operating cash flows in fiscal 2012, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the fiscal year.

Based on our current operations through November 30, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will continue to be sufficient for the Company to fund its current operations through at least November 30, 2012.

Vasomedical, Inc. and Subsidiaries

ITEM 4 - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures are effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

VASOMEDICAL, INC.

By:           /s/ Jun Ma
Jun Ma
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher .
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  January 17, 2012