Form 10-KT
period 2011-12-31
VASOMEDICAL INC
filed 2012-04-30
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________
[ X ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from June 1, 2011 to December 31, 2011
Commission File No. 0-18105

VASOMEDICAL, INC.
(Exact name of registrant as specified in Its Charter)
Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

180 Linden Avenue, Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 997-4600
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value	____________OTCQB_____________
(Title of Class)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ X ]

The aggregate market value of common stock held by non-affiliates was approximately $23,729,000 based on the closing sales price of the common stock as quoted on the OTCQB on April 23, 2012.

At April 23, 2012, the number of shares outstanding of the issuer's common stock was 158,682,110.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASOMEDICAL, INC.

EXHIBITS

Exhibit 31 - Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32 - Certification of Periodic Report

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

General Overview

This Transition Report on Form 10-K is being filed for the seven months ended December 31, 2011 as a result of the Company’s decision to change its fiscal year end from May to December.  Consequently, annual reports in the future will report on a calendar year basis.

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets.

In 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals and entered into the sales representation business as the exclusive representative for the sale of select General Electric Company (GE) diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which, through its subsidiaries, owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

We have achieved profitability through the operations of the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

Business Segments

We manage and evaluate our operations based on the products and services we offer. Under this approach, we operate through two segments - Sales Representation and Equipment.  Our principal manufacturing facilities are located domestically in New York, and internationally in China.

Sales Representation

The Sales Representation segment operates under a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of GE, which commenced July 1, 2010.  The GEHC Agreement has an initial term of three years, subject to extension and also subject to earlier termination under certain circumstances.  All revenues and expenses in this segment arise through its operations under the GEHC Agreement.

Under the GEHC Agreement, the Company earns commissions based upon achieving certain calendar year targets.  Our commission rate increases as targets are met, resulting in higher rates, should we meet our targets, as the year progresses.  The progressive nature of our agreement can thus result in significantly higher commissions due us in the fourth and first quarters as compared to the second and third quarters of the calendar year.

The Company has been successfully meeting its obligations under the GEHC Agreement since inception.

Sales and Marketing

We sell diagnostic imaging products to our assigned market through a nationwide team of sales employees led by a vice president of sales and several regional managers, supported by in-house administrative and other support, as well as applicable GEHC employees.

Competition

In the U.S. diagnostic imaging market, our main competitors are Hologic, Philips, Siemens, and Toshiba. Key competitive factors in the market include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition.  We believe GEHC is a leading competitor in this market.

Equipment

The Equipment segment operates through two subsidiaries:  Vasomedical Solutions and Vasomedical Global.  The segment primarily designs, manufactures and distributes medical devices, including EECP® systems, ambulatory monitoring devices, and patient management devices.  Vasomedical Solutions maintains a manufacturing facility in New York and markets EECP® therapy systems and other medical equipment both in the United States and in select international markets.  Vasomedical Global currently operates engineering development and production facilities in China. In addition to being the primary supplier of medical equipment to Vasomedical Solutions, it also sells its ambulatory monitoring products directly to end users in China and other countries.

Market Overview - EECP®

Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 812,000 lives in the United States in 2008 and was responsible for 1 of every 3 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2012 Update (2012 Update). An estimated 82.6 million American adults suffer from some form of cardiovascular disease.  Among these, 16.3 million have coronary heart disease (CHD).

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

Angina

Angina pectoris is the medical term for a recurring pain or discomfort in the chest or near the neck due to coronary artery disease (CAD).   The number of angina patients in the United States is approximately 9.0 million, according to the 2011 Update.  There are approximately 100,000 to 150,000 new refractory angina patients each year who do not adequately respond to medication, and are not amenable to invasive revascularization procedures such as percutaneous coronary interventions (PCI), with angioplasty and coronary stent placement or coronary artery bypass grafting (CABG).  Currently our EECP® therapy is mostly prescribed for these patients because of the potential to meet the guidelines for reimbursement of EECP® therapy.

In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for approximately 47.7 million beneficiaries in 2011, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina.  Medicare reimbursement guidelines have a significant impact in determining the available market for EECP® therapy.  We believe that the majority of the patients who receive EECP® therapy are Medicare patients, and many of the younger patients are covered by third-party payers.  Medicare guidelines limit reimbursement for EECP® therapy to patients who do not adequately respond to medical therapy and are not readily amenable to invasive therapy.  As a result, an important element of our strategy is to grow the market for EECP® therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP® therapy to compete more with other therapies for ischemic heart disease.  To this end, we have engaged a consulting firm in a two-year agreement to assist us in promoting EECP therapy as a first line option in the treatment of CCS Class III/IV angina with both Medicare and a major healthcare third-party payer, and extending Medicare coverage to heart failure and Class II angina.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

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

According to the 2012 Update, in 2008 approximately 5.7 million adults in the United States were suffering heart failure and about 670,000 new cases of the disease occur each year.  The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks.  Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to heart failure.    Congestive heart failure offers a good strategic fit with our current angina business and offers an expanded market opportunity for EECP® therapy.  Unmet clinical needs in CHF are greater than those for angina, as there are few consensus therapies, invasive or otherwise, beyond medical management for the condition.  It is noteworthy that data collected from the International EECP® Patient Registry™ (IEPR) at the University of Pittsburgh Graduate School of Public Health shows that approximately one-third of angina patients treated with EECP® also have a history of CHF and 70% to 80% have demonstrated positive outcomes from EECP® therapy.

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

Other Potential Applications of EECP® Therapy

While currently we only have FDA clearance to market EECP® therapy in the United States for the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction and cardiogenic shock, there are many clinical papers published in peer reviewed medical journals demonstrating the safety and effectiveness in off-label applications by physicians, both domestic and overseas.  During the past several years, many studies have been carried out to provide scientific evidence-based explanation on the mechanisms of action of EECP® therapy.  Results of these studies show that EECP® therapy improves endothelial function in dilating vasculature, stimulates angiogenesis in forming new blood vessels, reduces inflammatory responses in deactivating signaling proteins and attenuates the atherosclerotic process by limiting smooth muscle cells proliferation and migration.  These actions, demonstrated in scientific studies and published in peer reviewed medical society journals, have led physicians to use EECP® therapy in the treatment of many different cardiovascular symptoms, such as:

Cerebral vascular disease, specifically ischemic stroke.
Cardiac syndrome X
Erectile dysfunction
Chronic kidney disease
Diabetes mellitus
It is believed that there is sufficient clinical and scientific evidence in these and other potential applications to demonstrate EECP® therapy’s safety and efficacy.  However, large randomized control studies appear to be needed to confirm the preliminary findings and drive market clearance and reimbursement.

We will continue to observe development in the use of EECP® therapy in new applications and may continue to sponsor clinical studies seeking regulatory clearance and reimbursement as funding becomes available.

The EECP® Therapy Systems

The EECP® therapy systems are noninvasive treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and, at the same time, reduce the workload of the heart while improving the overall vascular function.  The treatment is completely noninvasive and is administered to patients on an outpatient basis, usually in daily one-hour sessions, five days per week over seven weeks for a total of 35 treatments.  The procedure is well tolerated and most patients begin to experience relief of chest pain caused by their coronary artery disease after 15 to 20 hours of therapy.  As demonstrated in the clinical studies on EECP® therapy , positive effects have been shown in most patients to continue for years following a full course of therapy.

Clinical Studies on EECP® Therapy

There are at least 160 papers published in peer-reviewed medical journals related to EECP® therapy since 1992, and many more published in scientific and medical conferences all over the world.  Most of these journal publications are clinical reports on the results in patients with chronic stable angina and/or heart failure.  With only a few exceptions, these reports are generated using Vasomedical EECP® therapy systems.  In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating the pathophysiological mechanisms underlying the benefits of EECP® therapy and the beneficial clinical outcomes of EECP® therapy, as follows:

Mechanisms of Action

In the past several years, the mechanisms of action of EECP® therapy have been the subjects of many investigations. It is now clear that during EECP® therapy the hemodynamic effect increases the pressure gradient across coronary stenosis, induces higher shear stress on the endothelial monolayer, promotes angiogenesis and collateral development, improves endothelial functions, and reduces circulating proinflammatory cytokines, arterial stiffness and smooth muscle cells proliferation and migration, slowing down the progression of atherosclerotic processes.  EECP® therapy:

•	produces significant increase in coronary blood flow, cardiac output, left ventricular unloading documented by in intracoronary pressure ultrasound Doppler study;
•	stimulates development of angiogenesis and arteriogenesis resulting in recruitment of collateral circulation documented by intracoronary pressure wire measurements;
—	improves endothelial function by increased plasmas nitric oxide and decreased endothelin-1 levels, producing vasodilation;
—	neutralizes reactive oxygen species by reduction of 8-isoprostance and asymmetrical dimethylarginine, reducing cells injury;
—	reduces inflammatory cytokines including tumor necrosis factor-α, monocyte chemoattractant protein-1, soluble vascular cell adhesion molecule and high-sensitivity C-reactive protein;
—	increases release of endothelial progenitor cell, improves endothelial functions and reduces smooth muscle cells migration and proliferation;
—	increases release of neurohormonal factors including angiotensin-II, ANP, BNP, improving control of vascular tone;
—	reduces arterial stiffness, reducing blood pressure and resistance to blood flow; and
—	increases flow-mediated dilation of the brachial and femoral arteries.

Beneficial Clinical Outcomes of EECP® Therapy

•	increases myocardial perfusion to ischemic regions of the heart in patients with coronary artery disease (CAD), documented by radionuclide stress tests, improving cardiac functions;
•	eliminates or reduces angina and heart failure symptoms;
•	improves exercise capacity in patients with CAD;
•	improves angina function class determined by Canadian Cardiovascular Society, improving functional capacity in patients with CAD and heart failure;
•	reduces frequency of angina episodes and nitroglycerin usage in patients with refractory angina;
•	improves quality of life in patients with angina and heart failure;
•	eliminates or reduces the use of anti-angina medications;
•	Benefits are sustained for up to three to five years.

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

Significant Economic Benefits of EECP® Therapy

Beginning in 1998, we sponsored the International EECP® Patient Registry (IEPR™) with the Department of Epidemiology Data Center at the University of Pittsburgh, Graduate School of Public Health as the coordinating center responsible for data collection, processing, as well as performing error and consistency checks and analysis.  The IEPR™ is a voluntary registry recording consecutive patients enrolled in clinical sites undergoing for at least 1 hour of EECP® therapy.  There are at least 26 papers published in medical peer-reviewed journals and more than 85 presentations in major scientific/clinical conferences using data collected in the IEPR™.  The IEPR™ also examined the economic impact of EECP® treatment by collecting data on emergency department (ED) visits and hospitalizations in patients with refractory angina and LVD.  Patients with refractory angina and LVD exert an enormous burden on health care resources primarily because of the number of recurrent emergency department (ED) visits and hospitalizations.  Results from 450 patients with LVD (ejection fraction no more than 40%) treated with EECP® therapy for their refractory angina with data on all-cause ED visits and hospitalization rates within six months before EECP® therapy were compared with those at six months after EECP® therapy, and were analyzed and published in Congestive Heart Failure in February 2007.  Despite the unfavorable risk profile, refractory angina patients with LVD achieved a substantial reduction in all-cause ED visits and hospitalization rates at 6-month follow-up.    The mean number of ED visits per patient decreased from 0.9±2.0 pre-EECP to 0.2±0.7 at 6 months, and hospitalizations were reduced from 1.1±1.7 to 0.3±0.9.  the significant reduction in ED visits and hospitalizations post-EECP® therapy is consistent with findings presented elsewhere.  EECP® therapy has the potential to save billions in healthcare costs each year, and the Company is educating payers on these benefits as part of its campaign to expand reimbursement.

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

Sales and Marketing – EECP®

Domestic Operations

We sell EECP® therapy systems, ambulatory monitoring devices and patient management devices to treatment providers such as hospitals, clinics and physician private practices in the United States through a combination of employees and independent sales representatives managed by a vice president of sales and marketing, along with in-house administrative support.  The efforts of our sales organization are further supported by clinical educators who are responsible for the onsite training of physicians and therapists as new centers are established.  This clinical applications group also engages in training and certification of new personnel at each site, as well as in updating providers on new clinical developments relating to EECP® therapy.  The Company also markets certain products, accessories and supplies through an online store.

Our marketing activities support physician education and physician outreach programs, exhibition at national, international and regional medical conferences, as well as sponsorship of seminars at professional association meetings.  These programs are designed to support our field sales organization and increase awareness of EECP® therapy in the medical community.  Our marketing activities also include promotion of awareness among third-party payers and potential patients of the benefits of EECP® treatment for patients suffering from CHF as well as angina.    In 2011, we also retained the services of a public relations group to assist us in promoting awareness for potential future growth as well as to support our current medical providers.

We employ service technicians for the repair and maintenance of EECP® systems and, in some instances, on-site training of a customer’s biomedical engineering personnel.  We provide a service arrangement at the time of equipment sale that includes: service by factory-trained service representatives, material and labor costs, emergency and remedial visits, software upgrades, technical phone support and preferred response times.  After the service arrangement expires, we service our customers after the service arrangement expires either under separately purchased annual service contracts or on a fee-for-service basis.

International Operations

We distribute our EECP® products in the international market primarily through a network of independent distributors. It has generally been our policy to appoint distributors with exclusive marketing rights to EECP® therapy systems in their respective countries or regions, in exchange for their commitment to meet the duties and responsibilities required of a distributor.  Each distribution agreement contains a number of requirements that must be met for the distributor to retain exclusivity, including minimum performance standards.  Duties of the distributors include registering the product and obtaining necessary regulatory or clinical approvals to support local registration or reimbursement for EECP® therapy, as well as clinical and technical support to the therapy providers in their respective territories.

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

Competition in the EECP® Market

While we believe that we are the industry leader, we are aware of at least three direct competitors with an external counterpulsation device on the U.S. market and two additional competitors in the international market.  Some other companies have also received FDA 510(k) clearance for external counterpulsation systems since 1998, although we have not seen these systems commercially available in the marketplace.  While we believe that these competitors’ involvement in the market is limited, there can be no assurance that these companies will not become a significant competitive factor or that other companies will not enter the external counterpulsation market.

We view other companies engaged in the development of device-related, biotechnological or pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well.  These include such common and well-established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support (MCS), transmyocardial laser revascularization (TMR), total artificial hearts, cardiac resynchronization devices, spinal cord stimulation (SCS), ranolazine and nesiritide (Natrecor®); as well as newer technologies such as gene therapy.

Government Regulations on EECP® Systems

We are subject to extensive regulation by numerous government regulatory agencies, including the FDA and similar foreign agencies.  We are required to comply with applicable laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

Clearance by U.S. FDA

Our EECP® therapy systems are currently classified by the US FDA as Class III devices, which include devices for which there is insufficient information demonstrating that general and special controls will provide reasonable assurance of safety and effectiveness, and which are life-sustaining, life-supporting or implantable devices, are of substantial importance in preventing impairment of human health, or pose a potential unreasonable risk of illness or injury.  The FDA generally must clear a Class III device for marketing in the United States by a premarket approval (PMA), unless it is considered as a preamendments device – device that was commercially distributed before May 28, 1976 – and thus can be cleared by premarket notification, or 510(k).  The Company’s initial system received FDA 510 (k) clearance in 1995, with later models receiving clearance at various times between 2000 and 2004.

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

Pervasive and Continuing FDA Regulation

We are also subject to other FDA regulations that apply prior to and after a product is commercially released.  These include the current Good Manufacturing Practice (cGMP) requirements, set forth in FDA’s Quality System Regulation (QSR), that require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of medical devices intended for commercial distribution in the United States.  This regulation covers various areas including management and organization, device design, purchase and handling of components, production and process controls such as those related to buildings and equipment, packaging and labeling control, distribution, installation, complaint handling, corrective and preventive action, servicing, and records.  We are subject to periodic and random inspections by the FDA for compliance with the cGMP requirements and Quality System Regulation.

The FDA also enforces post-marketing controls that include the requirement to submit medical device reports to the agency when a manufacturer becomes aware of information suggesting that any adverse events are related to its marketed products.  The FDA relies on medical device reports to identify product problems and utilizes these reports to determine, among other things, whether it should exercise its enforcement powers.  The FDA also may require post-market surveillance studies for specified devices.

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

Foreign Regulation

In most countries to which we seek to export our EECP® systems, a local regulatory clearance must be obtained.  The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.  Vasomedical EECP® systems are all manufactured in accordance with ISO 13485, the international standard for medical devices.  All our current systems are CE marking certified for European Union countries, and covered by our Health Canada license.

We are also subject to audits by organizations authorized by foreign countries to determine compliance with laws, regulations and standards that apply to the commercialization of our products in those markets.  Examples include auditing by a European Union Notified Body organization (authorized by a member state’s Competent Authority) to determine conformity with the Medical Device Directives (MDD) and by an organization authorized by the Canadian government to determine conformity with the Canadian Medical Devices Regulations (CMDR).

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

Patient Privacy

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information.  The U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and the regulation was finalized in October 2002.  Currently, the HIPAA privacy rule affects us only indirectly in that patient data that we access, collect and analyze may include protected health information.  Additionally, we have signed some Business Associate Agreements with Covered Entities that contractually bind us to protect private health information, consistent with the HIPAA privacy rule’s requirements.  We do not expect the costs and impact of the HIPAA privacy rule to be material to our business.

Practice Guidelines for EECP® Therapy

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

An Update to the 2002 ACC/AHA Guidelines has been under review by the ACC Guidelines Committee for the Guideline Update for the Management of Patients with Chronic Stable Angina and was originally scheduled for release in spring 2011. Based upon the publication of numerous randomized, controlled studies in the last several years on the mechanisms of action of EECP® therapy, the Company made a formal request, and has contacted all domestic EECP® providers and key opinion leaders in the field of cardiology to support its request, for an upgrade from the Class IIb classification to a IIa level, consistent with the current published scientific evidence. The update has been delayed; however, we have been advised by the ACC that a new release date has been scheduled for mid-summer 2012.

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

Reimbursement for EECP® Therapy

Reimbursement coverage and payment rates are important factors in the sales of our products, and we depend in large part on the availability of reimbursement programs.  Medicare, Medicaid, as well as private health care insurance and managed-care plans determine eligibility for coverage of a product or therapy based on a number of factors, including the payer’s determination that the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which it is administered according to the scope of clinical evidence available, accepted standards of medical care in practice, the product’s cost effectiveness, whether the product is experimental or investigational, impact on health outcomes and whether the product is not otherwise excluded from coverage by law or regulation.

Our reimbursement strategies are currently focused in the following areas: expanding coverage to include heart failure and mild angina, modifying reimbursement policy language to allow for EECP® therapy as a first line treatment for severe angina, increasing the reimbursement rate of current coverage, and obtaining coverage in selected international markets.

Current Medicare Coverage in Angina

In February 1999, CMS, the federal agency that administers the Medicare program for approximately 47.7 million beneficiaries now, issued a national coverage policy under HCPCS code G0166 for the use of the EECP® therapy system.  Key excerpts from the coverage read as follows:

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

“… for patients who have been diagnosed with disabling angina (class III or class IV, Canadian Cardiovascular Society Classification or equivalent classification) who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions such as balloon angioplasty and cardiac bypass because:
1.	their condition is inoperable, or at high risk of operative complications or post-operative failure;
2.	their coronary anatomy is not readily amenable to such procedures; or
3.	they have co-morbid disease states, which create excessive risk.”

The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP® therapy under the Medicare program and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities.  The 2012 national average payment rate per hourly EECP® therapy session in the physician office setting and the hospital outpatient facility is $151 and $94, respectively.  Actual reimbursement rates vary throughout the country and range from $126 to $204 per hourly EECP® therapy session in the physician office setting.  The national average payment rate varied considerably (from $130 in 2000 to $208 in 2003 for physician offices), but has become stable since 2004, as in the summary below:

Year	Physician Office	Hospital
2004	$137	$113
2005	$138	$102
2006	$138	$104
2007	$147	$107
2008	$156	$109
2009	$150	$102
2010	$148	$104
2011	$153	$102
2012	$151	$94

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

Other Medical Equipment

In our effort to diversify our medical equipment offering, in May 2008 we first obtained exclusive distribution rights for the BIOXTM series ECG Holter and ambulatory blood pressure monitoring products in the North American market.  Between April 2009 and June 2011 the Company received multiple 510(k) clearances from the US FDA for various BIOX series ECG Holter, ambulatory blood pressure and combination monitors.  The Company now offers a complete line of BIOXTM series diagnostic products for ambulatory monitoring needs.

In September 2011, the Company acquired BIOX and now includes its operations in its consolidated financial results.  In combination with BIOX, the Company is also promoting its joint R&D and manufacturing capabilities to secure OEM opportunities in the United States as well as pursuing international sales opportunities for the product line through its global distribution channel.

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

The BIOXTM series ECG Holter and ambulatory blood pressure monitoring products are manufactured by Biox Instruments Co. Ltd. (BIOX) in Wuxi, China, under the current Good Manufacturing Practice (cGMP) requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical device manufacturers. Biox’s manufacturing facility has also been certified to conform to full quality assurance system requirements of the EU Medical Device Directive and other requirements by various government authorities. These medical products have been classified by the U.S. FDA as Class II products.

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

Strategic Objectives

Our short- and long-term plans for the growth of the Company and its stockholder value are:

a)	Maintain and grow our equipment business, by
i)	Continuing to align the cost structure with revenue growth, including increased funding of marketing initiatives;
ii)	Expanding our direct sales force to significantly increase revenue, particularly from EECP® equipment and service sales; and
iii)	Increasing our international efforts to grow international sales of all our device offerings; and
iv)	Pursuing accretive acquisitions of medical device companies in the international marketplace.
b)	Continue to diversify our product offerings, by
i)	Identifying and introducing other medical device products and opportunities that fit into our target market; and
ii)	Working with select partners to develop our medical device OEM business.
c)	Work with consultants to expand reimbursement coverage for EECP® therapy, by
i)
Submitting up-to-date treatment effectiveness data and cost saving evidence to CMS and third party payers for consideration of EECP® as a first line treatment option for angina and for expansion of coverage to include heart failure; and

ii)	Possibly conducting clinical trials to expand coverage, including the potential use of EECP® as a treatment for other ailments including diabetes, chronic kidney disease, and erectile dysfunction.
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

Intellectual Properties

We own eleven US patents including eight utility patents and three design patents that expire at various times between now and 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names “EECP”, “AngioNew”, “Natural Bypass”, “Vasomedical”, “Vasomedical EECP” and “VasoHealthcare”.

Through our China-based subsidiaries, we own three utility patents and various trademarks.  We also own five software copyright certificates in China, related to Holter ECG and ambulatory blood pressure data analysis.  We pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technology.  We believe that we have a solid patent foundation in the field of external counterpulsation devices and that the number of patents and applications demonstrates our technical leadership, dating back to the mid-1980s.  Our patent portfolio focuses on the areas of external counterpulsation control and the overall design and arrangement of the external counterpulsation apparatus, including the console, treatment bed, fluid distribution, and inflatable cuffs.  None of our current competitors have a significant patent portfolio in the area of external counterpulsation devices.

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

Employees

As of December 31, 2011, we employed approximately 175 full-time persons, of which 28 are employed through our facility in Westbury, New York, 82 through our VasoHealthcare subsidiary and 65 are in China.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

Vasomedical Solutions maintains its manufacturing facility in the Westbury, NY location to satisfy domestic and international needs for the TS4 and Lumenair EECP® systems, and Vasomedical Global operates production facilities at the Life Enhancement Technology Co. Ltd. (LET) and BIOX facilities in China.  LET manufactures AngioNew® and Lumenair EECP® systems and Biox manufactures ambulatory monitoring devices.  Our VasoHealthcare subsidiary maintains an office in Greensboro, North Carolina.

All manufacturing operations are conducted under the current Good Manufacturing Practice (cGMP) requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical device manufacturers.  We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive and can apply CE marking to all of our current product models.  Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR) and, for all our EECP systems, with all UL safety requirements.  All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

We believe our manufacturing capacity and warehouse facility are adequate to meet the current and immediately foreseeable future demand for the production of our medical devices.  We believe our suppliers of the other medical devices we distribute or represent are capable of meeting our demand for the foreseeable future.

Recent Development

We have scheduled a meeting with GEHC to discuss the recent resignations of three members of  management of our Vaso Healthcare subsidiary, including its Chief Operating Officer.  The COO resigned effective immediately and the other two members of management resigned effective mid-May 2012.  While the Company is in the process of filling these positions, and has engaged on an interim basis a consultant to supervise the business operations, we will be discussing with GEHC, among other things, the impact of these resignations on the GEHC relationship.  The agreement with GEHC remains in full force and effect.

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

Financial Risks

The sustainability of the profit achieved in the current period is dependent on several factors.

Our ability to sustain the profitability achieved in the current period is dependent on many factors, primarily being the sufficient and timely generation and recognition of revenue in our Sales Representation segment, the success of our marketing and sales efforts in the Equipment segment, as well as the success of our other strategic initiatives, including our China acquisitions.

Risks Related to Our Business

We currently derive a significant amount of our revenue from our agreement with GEHC and currently our continued growth is dependent on this agreement.

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

The significant amount of our current period and fiscal 2011 revenue and net income arose from activities under this contract.  Moreover, our growth depends partially on the territories assigned to VasoHealthcare by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintain a positive relationship with GEHC.  There is no assurance that the agreement will be renewed before it expires or terminated prior to its expiration pursuant to its termination provisions.  Should GEHC terminate or not renew the agreement, it would have a material adverse effect on our financial condition and results of operations.  See also Recent Development above.

We are materially dependent on the expansion of medical reimbursement for treatment procedures using EECP® therapy in order to achieve significant growth in the domestic EECP® market.

The growth of our domestic EECP® business is dependent on current medical reimbursement policies, which provide coverage for a restricted class of heart patients.  While we continue our dialogue with CMS and commercial payers to obtain expanded coverage for EECP® therapy, there is no assurance that the Company will succeed in such efforts.

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

If we are unable to comply with applicable governmental regulations, we may not be able to continue certain of our operations.

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

Our operations in China are also subject to the laws of the People’s Republic of China with which we must be in compliance in order to conduct these operations.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we predict what effect additional governmental regulations or administrative orders, either domestically or internationally, when and if promulgated, would have on our business in the future. We may be slow to adapt, or we may never adapt to changes in existing requirements or adoption of new requirements or policies. We may incur significant costs to comply with laws and regulations in the future or compliance with laws or regulations may create an unsustainable burden on our business.

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

While we now manufacture our own EECP® product through one of our recent China acquisitions, we still depend on certain suppliers for parts, components and certain finished goods.  While we do not foresee any difficulties in timely receiving products at competitive prices, the inability of not receiving products in timely fashion or at competitive prices would adversely affect our business.  In addition, as a GEHC channel partner, we could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and other customer concerns related to GEHC.

We depend on management and other key personnel.

We are dependent on a limited number of key management and technical personnel.  The loss of one or more of our key employees may harm our business if we are unable to identify other individuals to provide us with similar services.  We do not maintain “key person” insurance on any of our employees.  In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel in our various operations.  We face competition in our recruiting activities and may not be able to attract or retain qualified personnel.

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

The nature of our manufacturing operations exposes us to risks of product liability claims and product recalls. Medical devices as complex as ours frequently experience errors or failures, especially when first introduced or when new versions are released.

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

ITEM 2 – PROPERTIES

We owned our 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590, until August 15, 2007 when we sold it under a five-year leaseback agreement for $1.4 million.  The net proceeds from the sale was approximately $425,000, after payment in full of the two secured notes on our facility, brokers fees, closing costs, and the opening of a certificate of deposit in accordance with the provisions of the new lease.  The annual rental expense for the lease is approximately $150,000.  Our Westbury lease expires in August 2012 at which time we will either extend the lease or seek nearby facilities.  We believe that our current facility is adequate for foreseeable current and future needs and that there will be no difficulty in acquiring comparable facilities if we do not extend our current lease.

We lease our engineering and production facilities in China.    We lease approximately 9,000 square feet at an annual cost of approximately $46,000 in Wuxi and approximately 11,000 square feet at an annual cost of approximately $23,000 in Foshan.

Our Sales Representation segment primarily operates from a facility in Greensboro, North Carolina, where we lease 2,600 square feet of office space at an annual rental expense of approximately $48,000.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on OTCQB, the middle tier of the OTC marketplace reserved for fully reporting issuers, under the symbol VASO.PK.  On May 26, 2006, our common stock ceased trading on the NASDAQ Capital Market tier of the NASDAQ Stock Market and began trading on the NASD Pink Sheets.  Effective June 20, 2006, our common stock began trading on the Over-the-Counter Bulletin Board (OTCBB).  On February 22, 2011, our common stock was delisted from OTCBB and was quoted solely on OTC Link.  The number of record holders of common stock as of April 23, 2012, was approximately 1,100, which does not include approximately 8,600 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	June 1, 2011 - December 31, 2011		Fiscal 2011			Fiscal 2010
	High	Low	High	Low	High	Low
First quarter	$0.51	$0.28	$0.24	$0.18	$0.09	$0.07
Second quarter*	$0.43	$0.21	$0.21	$0.18	$0.09	$0.06
Third quarter	N/A	N/A	$0.31	$0.18	$0.08	$0.05
Fourth quarter	N/A	N/A	$0.74	$0.34	$0.31	$0.05

* Second quarter is from September 1, 2011 through December 31, 2011 in the transitional period.
The last bid price of the Company's common stock on April 23, 2012, was $0.26 per share.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Transition Report on Form 10-K.

Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems, based on our unique proprietary technology, to physicians and hospitals throughout the United States and in select international markets.

In 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals and entered into the sales representation business as the exclusive representative for the sale of select General Electric Company (GE) diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.

In September 2011, the Company acquired two Chinese operating companies; Life Enhancement Technologies Ltd and Biox Instruments Co. Ltd to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and will operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare will continue as an operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. will operate the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

We have achieved profitability through the operation of the VasoHealthcare business.  The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

Results of Operations – For the Seven Months Ended December 31, 2011 and 2010

Net revenues increased by $14,748,000, or 169%, to $23,489,000 in the seven months ended December 31, 2011, from $8,741,000 in the seven months ended December 31, 2010.  We reported net income applicable to common stockholders of $3,891,000 in the seven months ended December 31, 2011 as compared to a loss of $2,604,000 in the seven months ended December 31, 2010.  Our total net income (loss) was $0.03 and $(0.02) per basic and diluted common share for the seven months ended December 31, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment decreased 23% to $2,576,000, including $413,000 in FGE revenue, for the seven months ended December 31, 2011 from $3,328,000 for the seven months ended December 31, 2010.  Equipment segment revenue from equipment sales decreased approximately 27% to $1,473,000 for the seven months ended December 31, 2011 as compared to $2,025,000 for the seven months ended December 31, 2010. The decrease in equipment sales is due primarily to a 59% decrease in the number of EECP® units sold internationally, coupled with a minor reduction in average selling price, as well as a 10% reduction in domestic sales driven mainly by lower average selling prices on certain used systems shipped.  In addition, excluding FGE sales, revenue from other medical equipment increased 18% in the seven months ended December 31, 2011 as compared to the seven months ended December 31, 2010.

We anticipate that demand for EECP® systems will remain soft domestically unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payors to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services decreased 15% to $1,103,000 in the seven months ended December 31, 2011 from $1,304,000 in the seven months ended December 31, 2010. Revenue from equipment rental and services represented 43% of total Equipment segment revenue in the seven months ended December 31, 2011 and 39% in the seven months ended December 31, 2010.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased field service and recognized service contract revenues.

Commission revenues in the Sales Representation segment were $20,913,000 in the seven months ended December 31, 2011, compared to $5,413,000 in the seven months ended December 31, 2010.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of December 31, 2011, $14,085,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $5,378,000 is long-term.

Gross Profit

The Company recorded gross profit of $16,756,000, or 71% of revenue, in the seven months ended December 31, 2011 compared to $5,820,000, or 67% of revenue, in the seven months ended December 31, 2010.  The increase of $10,936,000 was due primarily to higher revenue in the Sales Representation segment, partially offset by lower gross profit rates resulting from higher commission expense..

Equipment segment gross profit decreased to $1,243,000, or 48% of Equipment segment revenues, for the seven months ended December 31, 2011 compared to $1,532,000, or 46% of Equipment segment revenues, for the seven months ended December 31, 2010 due mainly to lower sales volume. The decrease in absolute dollars was partially offset by an increase in gross profit percentage, which arose primarily from the inclusion of higher margins on FGE sales.  Equipment segment gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $15,513,000 for the seven months ended December 31, 2011.  Cost of commissions of $5,400,000 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Income

Operating income was $5,189,000 for the seven months ended December 31, 2011 as compared to an operating loss of $2,445,000 for the seven months ended December 31, 2010.  The change from an operating loss to operating income was primarily attributable to operating income of $7,417,000 in our Sales Representation segment for the seven months ended December 31, 2011, as compared to an operating loss of $2,234,000 for the seven months ended December 31, 2010 in that segment.  The 2010 segment loss reflects additional start-up costs and the deferral of commission revenue and expense in the seven months ended December 31, 2010. Equipment segment operating loss in the seven months ended December 31, 2011 was $1,603,000, including $578,000 in shared-based expenses, as compared to an operating loss of $59,000, including $226,000 in shared-based expenses, in the seven months ended December 31, 2010.  The increase in operating loss was primarily due to lower gross profit and higher SG&A costs.

Selling, general and administrative (“SG&A”) expenses for the seven months ended December 31, 2011 and 2010 were $11,243,000, or 48% of revenues, and $8,004,000, or 92% of revenues, respectively, reflecting an increase of $3,239,000 or approximately 40%. The increase in SG&A expenditures in the seven months ended December 31, 2011 resulted primarily from increased wages, benefits, travel, and insurance expenses related to the Sales Representation segment, which was in its start-up phase during the seven months ended December 31, 2010.  SG&A also increased in the Equipment segment due to higher sales and marketing expenses mainly related to reimbursement consulting, and the inclusion of FGE costs, as well as higher corporate expenses, mainly accounting, legal and director’s fees.

During the seven months ended December 31, 2011, the Company recorded a provision for doubtful accounts and commission adjustments of $866,000 as compared to the seven months ended December 31, 2010 when the Company recorded a provision for doubtful accounts and commission adjustments of $1,150,000.  Of the seven months ended December 31, 2011 provision, $55,000 was to accrue for bad debt expense and $811,000 was to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $324,000, or 1% of revenues, for the seven months ended December 31, 2011 increased by $63,000, or 24%, from $261,000, or 3% of revenues, for the seven months ended December 31, 2010. The increase is primarily attributable to an increase in clinical research expenses.

Interest and Financing Costs

Interest and financing costs for the seven months ended December 31, 2011 was $9,000 compared to $8,000 in the seven months ended December 31, 2010.  Interest and financing costs consisted of interest on a short-term note to finance the Company’s insurance premiums and interest charged on trade payable to related party.

Interest and Other Income, Net

Interest and other income for the seven months ended December 31, 2011 and 2010, were $177,000 and $17,000, respectively.  In the seven months ended December 31, 2011 other income primarily consisted of a government grant obtained by one of the Company’s Chinese companies.  Interest income reflects interest earned on the Company’s cash balances and financing receivables.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the seven months ended December 31, 2011 and 2010 was $31,000.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Benefit (Expense), Net

During the seven months ended December 31, 2011, we recorded income tax expense of $276,000 compared to the seven months ended December 31, 2010, when the Company recorded an income tax expense of $8,000.  The Company utilized $6.1 million in net reporting loss carryforwards for the seven month period ended December 31, 2011.  Income tax expense increased mainly due to Federal Alternative Minimum Tax liability and certain state tax liabilities in excess of net operating loss carryforwards.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  The Company believes it is premature to recognize additional deferred tax assets based on such uncertainties.  However, such assessments may change as the representation business of VasoHealthcare matures.

Results of Operations – Fiscal Years Ended May 31, 2011 and 2010

Net revenues increased by $12,167,000, or 289%, to $16,373,000 in fiscal 2011, from $4,206,000 in fiscal 2010.  We reported a net loss applicable to common stockholders of $4,320,000 in fiscal 2011 as compared to $1,892,000 in fiscal 2010.  Our total net loss was $0.04 and $0.02 per basic and diluted common share for the years ended May 31, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment increased 25% to $5,260,000 for the fiscal year ended May 31, 2011 from $4,206,000 for the fiscal year ended May 31, 2010.  Equipment segment revenue from equipment sales increased approximately 43% to $3,029,000 for fiscal 2011 as compared to $2,119,000 for fiscal 2010. The increase in equipment sales is due primarily to a 55% increase in the number of EECP® units sold internationally, as well as a 33% increase in domestic EECP® units shipped.  In addition, revenue from other medical equipment increased 363% in fiscal year 2011 as compared to the prior fiscal year.

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

Equipment segment revenue from equipment rental and services increased 7% to $2,231,000 in fiscal 2011 from $2,087,000 in fiscal year 2010. Revenue from equipment rental and services represented 42% of total Equipment segment revenue in fiscal 2011 and 50% in fiscal 2010.  The increase in revenue generated from equipment rentals and services is due primarily to increased on-demand service and equipment rental revenues.

Commission revenues in the Sales Representation segment were $11,113,000 in fiscal 2011.  No revenues were recorded in fiscal 2010 as the GEHC contract had not yet begun.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of May 31, 2011, $10,806,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $756,000 is long-term.

Gross Profit

The Company recorded gross profit of $10,912,000, or 67% of revenue, in fiscal 2011 compared to $2,212,000, or 53% of revenue, in fiscal 2010.  The increase of $8,701,000 was due primarily to both higher gross profit rates and higher absolute dollars in the Sales Representation segment.

Equipment segment gross profit increased to $2,413,000, or 46% of Equipment segment revenues, for fiscal 2011 compared to $2,212,000, or 53% of Equipment segment revenues, for fiscal 2010 due mainly to higher sales volume. The increase in absolute dollars was partially offset by a decrease in gross profit percentage, which arose primarily from higher manufacturing overhead costs, including personnel and transportation charges.  Equipment segment gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $8,499,000 for fiscal 2011.  Cost of commissions of $2,614,000 reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $3,933,000 for fiscal 2011 as compared to an operating loss of $1,980,000 for fiscal 2010.  The increase in the operating loss was primarily attributable to an operating loss of $2,962,000 in our Sales Representation segment for fiscal 2011, as compared to an operating loss of $1,057,000 for fiscal 2010 in that segment.  The increased segment loss reflects additional start-up costs and the deferral of commission revenue and expense in fiscal 2011. Equipment segment operating loss in fiscal 2011 was $525,000, including $309,000 in shared-based expenses, as compared to an operating loss of $490,000, including $55,000 in shared-based expenses, in fiscal 2010.

Selling, general and administrative (“SG&A”) expenses for fiscal 2011 and 2010 were $14,383,000, or 88% of revenues, and $3,773,000, or 90% of revenues, respectively, reflecting an increase of $10,610,000 or approximately 281%. The increase in SG&A expenditures in fiscal 2011 resulted primarily from increased wages, benefits, commissions, and insurance expenses related to the Sales Representation segment, which began operations in the last two months of fiscal 2010 and ramped up in early fiscal 2011.

During fiscal 2011, the Company recorded a provision for doubtful accounts and commission adjustments of $1,150,000 as compared to fiscal year 2010 when the Company recorded a provision for doubtful accounts and commission adjustments of $71,000.  Of the fiscal 2011 provision, $1,000 was to reverse the accrual for bad debt expense, $58,000 were direct write-offs, net of recovery, and $1,209,000 was to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $462,000, or 3% of revenues, for fiscal 2011 increased by $43,000, or 10%, from $419,000, or 10% of revenues, for fiscal 2010. The increase is primarily attributable to an increase in product development expenses.

Interest and Financing Costs

Interest and financing costs for fiscal 2011 was $32,000 compared to $5,000 in fiscal 2010.  Interest and financing costs consisted of interest on a short-term note to finance the Company’s insurance premiums and interest charged on trade payable to related party.

Interest and Other Income, Net

Interest and other income for fiscal 2011 and 2010, were $28,000 and $80,000, respectively.  In fiscal year 2010 other income primarily consisted of a cash settlement of a lawsuit against one of the Company’s competitors.  Interest income reflects interest earned on the Company’s cash balances and financing receivables.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for fiscal years 2011 and 2010 was $53,000.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Benefit/(Expense), Net

During fiscal year 2011, we recorded income tax expense of $7,000 compared to fiscal year 2010, when the Company recorded an income tax benefit of $36,000.  The fiscal 2010 income tax benefit was primarily a research and development credit associated with the federal stimulus package of 2009.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  In the future, such assessments may change due to the introduction of the distribution and representation business of VasoHealthcare.

Liquidity and Capital Resources

Cash and Cash Flow – For the Seven Months ended December 31, 2011

We have financed our operations primarily from working capital. At December 31, 2011, we had cash and cash equivalents of $2,294,000, short-term investments of $110,000 and working capital of $11,354,000.

Cash used in operating activities was $5,103,000 during the seven months ended December 31, 2011, which consisted of net income after adjustments to reconcile net income to net cash of $6,745,000, and cash used by operating assets and liabilities of $11,848,000. The changes in the account balances primarily reflect increases in other assets of $1,074,000 and accounts and other receivables of $16,986,000, partially offset by an increase in accrued commissions of $1,925,000, and deferred revenue of $3,305,000. These changes in account balances are due mainly to the operations of our Sales Representation segment.  At March 31, 2012 the Company’s cash balances were approximately $12.5 million.

Standard payment terms on our domestic equipment sales are generally net 30 to 90 days from shipment and do not contain “right of return” provisions.  We have historically offered a variety of extended payment terms, including sales-type leases, in certain situations and to certain customers in order to expand the market for our EECP® products in the US and internationally.  Such extended payment terms were offered in lieu of price concessions, in competitive situations, when opening new markets or geographies and for repeat customers.  Extended payment terms cover a variety of negotiated terms, including payment in full - net 120, net 180 days or some fixed or variable monthly payment amount for a six to twelve month period followed by a balloon payment, if applicable.  During the seven months ended December 31 2011 and 2010, there were $210,000 and $0, respectively, in revenues generated from sales in which initial payment terms were greater than 90 days. During the seven months ended December 31, 2011 one sales-type lease with a period of three years generated $2,000 in interest income. During the seven months ended December 31, 2010, one sales-type lease with a period of three years generated $42,000 in revenue and $1,000 in interest income.  In general, reserves are calculated on a formula basis considering factors such as the aging of the receivables, time past due, and the customer’s credit history and their current financial status. In most instances where reserves are required, or accounts are ultimately written-off, customers have been unable to successfully implement their EECP® program.  As we are creating a new market for the EECP® therapy and recognizing the challenges that some customers may encounter, we have opted, at times, on a customer-by-customer basis, to recover our equipment instead of pursuing other legal remedies, which has resulted in our recording of a reserve or a write-off.

Investing activities during the seven months ended December 31, 2011 used cash of $638,000, mainly related to the acquisition of FGE.

Financing activities during the seven months ended December 31, 2011 used cash of $95,000 for the repayment of notes payable to a related party.

Liquidity

While the Company has achieved substantial profitability for the seven months ended December 31, 2011, it has historically incurred operating losses. We have achieved profitability through the operations of the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio to include ambulatory monitoring devices (the BIOX series ECG Holter recorders, ambulatory blood pressure monitors and analysis software) and patient management devices (the EZ ECG and EZ O2 products).  In addition, the Company plans to pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

While we expect to continue to generate significant operating cash flows in fiscal 2012, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the year.

Based on our current operations through December 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2013.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, we are not involved in any unconsolidated SPES.

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with this Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated balance sheet as of December 31, 2011.
Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, matured March 31, 2012.  In addition, $10,000 in pre-acquisition earnings were distributed to current BIOX management and during the seven months ended December 31, 2011.  The Company also recorded $196,000 in loans and advances made to officers of FGE during the seven months ended December 31, 2011.  These loans are short term and do not bear interest.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase shares of common stock, as well as convertible preferred stock and unvested common stock grants, are excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

The Company also complies with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011, May 31, 2011 and May 31, 2010.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011, May 31, 2011 and May 31, 2010.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recently Issued Accounting Pronouncements

Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company has elected early adoption of this guidance and does not expect that it will have a material impact on the Company’s consolidated financial statements.

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The Company has elected early adoption of this guidance and does not expect that it will have a material impact on the Company’s consolidated financial statements.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 due to the deficiencies described in Management’s Report on Internal Control over Financial Reporting below.  The Company intends to engage additional accounting personnel, including an accounting controller, and strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, due to the following deficiencies at the Company’s Fast Growth Enterprises (FGE) subsidiary and at the two Chinese operating companies FGE owns or controls:

•	Insufficient controls and management review over the recording of certain transactions.
•
Lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and closing process.

This report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Transition Report.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of April 23, 2012, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Simon Srybnik	95	Chairman of the Board and Director	June, 2007
David Lieberman (1)	67	Vice Chairman of the Board and Director	February, 2011
Jun Ma	48	President, Chief Executive Officer and Director	June, 2007
Behnam Movaseghi (1) (2)(3)	58	Director	July, 2007
Edgar Rios	60	Director	February, 2011
Peter C. Castle (1) (2)(3)	43	Director	August, 2010

(1) Member of the Executive Committee, which was formed in January, 2012. (2) Member of the Audit Committee
(3) Member of Compensation Committee

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

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for more than 35 years, specializing in corporation and securities law. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company. Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which company was sold in March, 2011.

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

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC. Mr. Rios is co-founder and managing director of Wenzi Capital Partners, a venture capital and private equity firm. Mr. Rios was Executive Vice President, General Counsel, Secretary, and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002. He is a co-founder of AmeriChoice and was part of the management team that grew revenues to $675 million in 2001. Prior to co-founding AmeriChoice,  Mr. Rios was a co-founder of a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and as a director and secretary of the An-Bryce Foundation. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

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

Committees of the Board of Directors

Executive Committee

The primary purpose of the Executive Committee is to function when the Board of Directors is not in session.  During the intervals between meetings of the Board, the Committee shall have and may exercise the powers of the Board, except as limited by Delaware statute.  It will also take such other action and do such other things as may be referred to it from time to time by the Board.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the seven months ended December 31, 2011, (“Transition Period”) the Audit Committee consisted of Peter Castle, who has served as the committee chair since August 2010, and Behnam Movaseghi, who joined the committee in November 2011.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Peter Castle fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the seven months ended December 31, 2011, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, and Peter Castle.  None of these persons were our officers or employees during the Transition Period or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.    The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the seven months ended December 31, 2011 there were:

•	3 meetings of the Board of Directors
•	2 meetings of the Audit Committee

The Compensation Committee did not hold any meetings during the seven months ended December 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the Transition Period, all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of April 23, 2012 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	48	President, Chief Executive Officer and Director
Michael J. Beecher	67	Chief Financial Officer and Secretary
Jonathan P. Newton	51	Vice President of Finance and Controller

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”) for services rendered for the seven months ended December 31, 2011, the year ended May 31, 2011 (“fiscal 2011”), and the year ended May 31, 2010 (“fiscal 2010”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	Transition Period	116,667	-	-	-	-	-	45,389	162,056
Chief Executive Officer (3)	2011	144,046	-	105,000	-	-	-	-	249,046
	2010	148,471	-	25,000	20,000	-	-	-	193,471
Michael J. Beecher	Transition Period	52,654	-	166,250	-	-	-	17,489	236,393
Chief Financial Officer
Jonathan P. Newton	Transition Period	81,667	-		-	-	-	11,411	93,078
Vice President of Finance and Controller (4)	2011	105,000	-	31,500	-	-	-	210	136,710
John C. K. Hui	Transition Period	93,730	-		-	-	-	937	94,667
(Senior Vice President and	2011	144,209	-	-	-	-	-	1,193	145,402
Chief Technology Officer) (5)	2010	157,151	-	20,000	-	-	-	886	178,037
W. Brent Barron	Transition Period	158,513	29,908		-	-	-	4,603	193,024
(Chief Operating Officer -	2011	270,000	60,750	17,100	-	-	-	963	348,813
VasoHealthcare) (6)	2010	45,000	-	-	-	-	-	-	45,000
Tarachand Singh	2011	20,000	-	-	-	-	-	220	20,220
(Chief Financial Officer) (7)	2010	120,000	-	-	-	-	-	960	120,960

1.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the seven months ended December, 2011 for a discussion of the relevant assumptions used in calculating grant date fair value.

2.	Represents tax gross-ups, vehicle allowances, and amounts matched in the Company’s 401(k) Plan.
3.	Dr. Ma has served as President and Chief Executive Officer since October 16, 2008.
4.	Mr. Newton served as Chief Financial Officer from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Controller.
5.	Dr. Hui was Senior Vice President and Chief Technology Officer from October 16, 2008 to November 14, 2011 and President and Chief Executive Officer from April 30, 2007 to October 15, 2008.
6.	Mr. Barron served as Chief Operating Officer of VasoHealthcare from April 1, 2010 to April 5, 2012.
7.	Mr. Singh was Chief Financial Officer from March 11, 2009 to August 26, 2010.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
	250,000	-	-	$0.08	12/17/2014	-	-	-	-
						333,333	$73,333	-	-
Michael J. Beecher						375,000	$82,500

Jonathan P. Newton						100,000	$22,000

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

Pursuant to the terms of his employment agreement with the Company, at the recommendation of the Compensation Committee, the Executive Committee of the Company approved an increase in his annual salary to $275,000, awarded him a $50,000 bonus, and awarded him 500,000 restricted shares of common stock, of which one-half vests immediately and the remainder in one year.

401(K) Plan

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 80% of their compensation subject to legal restrictions. In the seven months ended December 31, 2011, and for fiscal years 2011 and 2010, the Company made discretionary contributions of approximately $25,000, $29,000 and $3,000, respectively, to match a percentage of employee contributions.

Director's Compensation

Non-employee directors receive a fee of $2,500 for each Board of Directors and Committee meeting attended.  Committee chairs receive an annual fee of $5,000.  Non-employee directors also receive an annual fee of $30,000.  These fees are either paid in cash, or common stock valued at the fair market value of the common stock on the date of grant, which is the meeting date.  During the seven months ended December 31, 2011 the Audit Committee chairman received an additional 50,000 shares.

Director Compensation
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Simon Srybnik	9,500	-	-	-	-	7,000	16,500
Behnam Movaseghi	10,333	-	-	-	-	23,667	34,000
William Dempsey	6,500	-	-	-	-	165,853	172,353
Peter Castle	17,833	23,500	-	-	-	18,333	59,666
Edgar Rios	9,500	-	-	-	-	10,333	19,833
David Lieberman	9,500	-	-	-	-	10,333	19,833

Compensation Committee Interlocks and Insider Participation

During the seven months ended December 31, 2011, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, and Peter Castle.  None of these persons were our officers or employees during the seven months ended December 31, 2011 or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of April 23, 2012 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vasomedical, Inc., 180 Linden Avenue, Westbury, New York 11590.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Michael J. Beecher **	100,000	*
Peter Castle **	200,000	*
David Lieberman **	1,324,200	*
Jun Ma, PhD **	2,545,834	1.60%
Benham Movaseghi **	1,064,404	*
Jonathan Newton **	200,000	*
Edgar Rios **	1,475,000	*
Simon Srybnik (3) (4) **	55,738,318	35.08%
Louis Srybnik (3) (4)	45,165,993	28.45%

** Directors and executive officers as a group (10 persons)	62,647,756	39.24%

*Less than 1% of the Company's common stock

1.
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.  Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of April 23, 2012 pursuant to stock options awarded under our stock plans:

Jun Ma, PhD	400,000
Behnam Movaseghi	350,000
Simon Srybnik	150,000
Directors and executive
officers as a group	900,000

2.	Applicable percentages are based on 158,682,110 shares of common stock outstanding as of April 23, 2012, adjusted as required by rules promulgated by the SEC.
3.
Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns, which is the record holder of 25,714,286 shares. They are the sole shareholders of Kerns, each holding 50% of the shares.  The reporting persons, accordingly, share voting and dispositive powers over the 25,714,286 shares held by Kerns. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, 598,125 shares of common stock awarded him as of December 31, 2011, as well as 11,460,900 additional shares of common stock.  Mr. Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

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
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	1,489,776	$0.17	785,224

Equity Compensation
plans not approved
by security holders (1)	6,993,214	$0.11	766,008

Total	8,482,990		1,551,232

(1)
Includes 4,605,714 shares issuable upon exercise of options and warrants, 62,500 shares issuable under a consulting agreement with a former director, and 2,325,000 shares of restricted common stock granted, but unissued, under the 2010 Plan.  The weighted average exercise price of the options and warrants is $0.11, and the exercise price for the stock grants is zero.  766,008 shares remain available for future grants under the 2010 Plan.

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

As of December 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of December 31, 2011, 485,000 shares have been forfeited and 198,006 were withheld for withholding taxes.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company.  In September 2011, 475,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 100,000 vested immediately with the remainder vesting over a three year period.  No options were issued under the 2010 Plan during the seven months ended December 31, 2011 and fiscal 2011 or 2010.  At December 31, 2011, 766,008 shares remain available for future issuance under the 2010 Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On February 28, 2011, David Lieberman was appointed by the Board of Directors as directors of the Company. Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $166,000 were paid to the firm through the seven months ended December 31, 2011, at which time no unpaid amounts were outstanding.

William Dempsey, a director of the Company until January, 2012, was a consultant to the Company’s Vaso Diagnostics subsidiary during 2011.  For the seven months ended December 31, 2011, the accrued amount for consulting services was $165,853.

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

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the seven months ended December 31, 2011, all directors except William Dempsey attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Rothstein, Kass & Company, P.C. is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the seven months ended December 31, 2011, and fiscal years 2011 and 2010.  The following table sets forth all fees for the seven months ended December 31, 2011, and for the fiscal years ended May 31, 2011 and 2010:

	Transition Period	2011	2010
Audit fees	$120,149	$122,750	$75,000
Tax fees	7,448	15,000	15,000
All other fees	13,403	-	-

Total	$141,000	$137,750	$90,000

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the Company’s independent auditor.  Accordingly, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  In accordance with such policies, the Audit Committee approved 100% of the services relative to the above fees.

Rothstein, Kass & Company, P.C. rendered other non-audit services related to the Company’s acquisition of Fast Growth Enterprises, Ltd. during the seven months ended December 31, 2011.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1)	See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(2)	(a)	Restated Certificate of Incorporation (2)
	(b)	By-Laws (1)
(3.1)		Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (9)
(4)	(a)	Specimen Certificate for Common Stock (1)
	(b)	Specimen Certificate for Series E Convertible Preferred Stock (11)
(10)	(a)	1995 Stock Option Plan (3)
	(b)	Outside Director Stock Option Plan (3)
	(c)	1997 Stock Option Plan, as amended (4)
	(d)	1999 Stock Option Plan, as amended (5)
	(e)	2004 Stock Option/Stock Issuance Plan (6)
	(f)	Securities Purchase Agreement dated June 21, 2007 between Registrant and Kerns Manufacturing Corp. (7)
	(g)	Form of Common Stock Purchase Warrant to dated June 21, 2007 (7)
	(h)	Registration Rights Agreement dated June 21, 2007 between Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (7)
	(i)	Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp and 180 Linden Realty LLC. (8)
	(j)	Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant (8)
	(k)	Form of Stock Purchase Agreement (9)
(l)
Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (10).

	(m)	2010 Stock Plan (11).
	(n)	Consulting Agreement dated March 1, 2011 between Vasomedical, Inc. and Edgary Consultants, LLC. (12)
	(o)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma (13).
	(p)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (14)

(21)           Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Global Corp.	New York	100%
Vasomedical Solutions, Inc.	New York	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 8-K dated March 21, 2011.
(14)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2012.

VASOMEDICAL, INC.

By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 27, 2012, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer
Jun Ma	and Director (Principal Executive Officer)

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Peter C. Castle	Director
Peter C. Castle

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the seven months ended December 31, 2011 and for the years ended May 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2011, May 31, 2011,
and May 31, 2010	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the seven months ended December 31, 2011 and for the years
ended May 31, 2011 and 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the seven months ended December 31, 2011 and for the
years ended May 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the seven months ended
December 31, 2011 and for the years ended May 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-31

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011, May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the seven month period ended December 31, 2011 and for the years ended May 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of a certain wholly-owned subsidiary, which statements reflect total assets of approximately $1.4 million as of December 31, 2011, and total revenues of approximately $0.8 million for the four months ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the wholly-owned subsidiary, is based solely on the report of the other auditors.  The opinion of the other auditors was qualified for certain assets, liabilities and disclosures of the wholly-owned subsidiary; however, in our opinion, the effects of that qualification are not material in relation to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries as of December 31, 2011, May 31, 2011 and 2010, and the results of their operations and their cash flows for the seven month period ended December 31, 2011 and for the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
April  27, 2012

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	May 31, 2011	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,294	$8,130	$482
Short-term investments	110	110	69
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,163 at December 31,
2011, $1,297 at May 31, 2011 and $147 at May 31, 2010	20,695	4,019	474
Receivables due from related parties	196	-	-
Inventories, net	2,421	1,786	2,064
Financing receivables, net	19	18	-
Deferred commission expense	2,053	2,532	-
Deferred related party consulting expense - current portion	510	510	-
Other current assets	202	267	91
Total current assets	28,500	17,372	3,180

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,774 at December 31, 2011, $1,633 at May 31, 2011
and $1,612 at May 31, 2010	429	366	303
GOODWILL	3,939	-	-
DEFERRED DISTRIBUTOR COSTS, net of accumulated amortization of
$589 at Decenber 31, 2011, $464 at May 31, 2011
and $339 at May 31, 2010	-	124	250
FINANCING RECEIVABLES, net	16	27	-
DEFERRED RELATED PARTY CONSULTING EXPENSE	85	383	-
OTHER ASSETS	1,337	282	130
	$34,306	$18,554	$3,863

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$273	$471	$266
Accrued commissions	3,889	1,964	29
Accrued expenses and other liabilities	2,531	694	327
Sales tax payable	355	160	142
Income taxes payable	278	10	6
Deferred revenue - current portion	9,484	10,918	854
Deferred gain on sale-leaseback of building - current portion	31	53	53
Deferred tax liability	112	-	-
Trade payable due to related party	-	266	240
Notes payable due to related party	193	-	-
Total current liabilities	17,146	14,536	1,917

LONG-TERM LIABILITIES
Notes payable	-	-	1,250
Deferred revenue	5,743	1,004	173
Accrued rent expense	-	3	16
Deferred gain on sale-leaseback of building	-	9	62
Other long-term liabilities	141	95	12
Total long-term liabilities	5,884	1,111	1,513

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
nil, 299,024 and nil shares issued and outstanding at
December 31, 2011, May 31, 2011 and May 31, 2010	-	3	-
Common stock, $.001 par value; 250,000,000 shares authorized;
153,186,295, 117,078,704 and 110,271,131 shares issued and
outstanding at December 31, 2011, May 31, 2011 and May 31, 2010	153	117	110
Additional paid-in capital	60,188	55,743	48,959
Accumulated deficit	(49,065)	(52,956)	(48,636)
Accumulated other comprehensive income	-	-	-
Total stockholders’ equity	11,276	2,907	433
	$34,306	$18,554	$3,863

The accompanying notes are an integral part of these consolidated financial statements.
 -

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
	Seven months ended	Years ended May 31,
	December 31, 2011	2011	2010
Revenues
Equipment sales	$1,473	$3,029	$2,119
Equipment rentals and services	1,103	2,231	2,087
Commissions	20,913	11,113	-
Total revenues	23,489	16,373	4,206

Cost of revenues
Cost of sales, equipment	814	1,938	1,163
Cost of equipment rentals and services	519	909	831
Cost of commissions	5,400	2,614	-
Total cost of revenues	6,733	5,461	1,994
Gross profit	16,756	10,912	2,212

Operating expenses
Selling, general and administrative	11,243	14,383	3,773
Research and development	324	462	419
Total operating expenses	11,567	14,845	4,192
Operating income (loss)	5,189	(3,933)	(1,980)

Other income (expenses)
Interest and financing costs	(9)	(32)	(5)
Interest and other income, net	177	28	80
Amortization of deferred gain on
sale-leaseback of building	31	53	53
Total other income, net	199	49	128

Income (loss) before income taxes	5,388	(3,884)	(1,852)
Income tax benefit (expense), net	(276)	(7)	36
Net income (loss)	5,112	(3,891)	(1,816)

Net income attributable to non-controlling interest	-	-	76
Preferred stock dividends	(1,221)	(429)	-
Net income (loss) applicable to common stockholders	$3,891	$(4,320)	$(1,892)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-
Comprehensive income (loss)	$3,891	$(4,320)	$(1,892)

Income (loss) per common share
- basic	$0.03	$(0.04)	$(0.02)
- diluted	$0.03	$(0.04)	$(0.02)

Weighted average common shares outstanding
- basic	146,549	111,978	101,776
- diluted	153,657	111,978	101,776

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
	Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity
Balance at May 31, 2009		$-	99,843	$99	$48,282	$(46,744)	$(76)	$-	$1,561
Common stock issued for inventory purchase			7,824	8	462				470
Common stock issued to Director for fiscal year 2009 compensation and meeting fees			1,937	2	149				151
Share-based compensation			667	1	39				40
Options granted as compensation to one officer and one director					27				27
Net income (loss)						(1,892)	76		(1,816)
Balance at May 31 , 2010	-	$-	110,271	$110	$48,959	$(48,636)	$-	$-	$433
Common stock issued to directors for fiscal year 2011 compensation and meeting fees			750	1	177				178
Share-based compensation			995	1	267				268
Shares granted for consulting agreements			3,116	3	1,086				1,089
Shares issued on exercise of warrant			384		-				-
Preferred shares sold (including converted notes payable)	308	3			4,930				4,933
Preferred shares issued as dividends	6				101				101
Beneficial conversion feature of Preferred shares					225				225
Preferred share dividends						(429)			(429)
Conversion of preferred shares	(16)		1,563	2	(2)				-
Net loss						(3,891)			(3,891)
Balance at May 31, 2011	298	$3	117,079	$117	$55,743	$(52,956)	$-	$-	$2,907
Common stock issued to Director			50		23				23
Share-based compensation			894	1	184				185
Shares not issued for employee tax liability					(80)				(80)
Shares granted for consulting agreements			208		47				47
Common shares, warrants and contingent shares issued for acquisition			5,000	5	2,974				2,979
Beneficial conversion feature of Preferred shares					1,201				1,201
Preferred shares issued as dividends	7				123				123
Preferred share dividends						(1,221)			(1,221)
Conversion of preferred shares	(305)	(3)	29,956	30	(27)				-
Foreign currency translation gain (loss)								-	-
Net income						5,112			5,112
Balance at December 31, 2011	-	$-	153,187	$153	$60,188	$(49,065)	$-	$-	$11,276
 The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Seven Months ended	Years ended
	December 31, 2011	May 31, 2011	May 31, 2010
Cash flows from operating activities
Net income (loss)	$5,112	$(3,891)	$(1,816)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization of property and equipment	101	144	123
Amortization of deferred gain on sale-leaseback of building	(31)	(53)	(53)
Losses (gains) on disposal of fixed assets	(5)	-	-
Provision for doubtful accounts and commission adjustments	866	1,150	52
Amortization of deferred distributor costs	124	126	126
Share-based compensation	208	446	218
Amortization of deferred consulting expense	370	154	-
Changes in operating assets and liabilities:
Accounts and other receivables	(16,986)	(4,696)	167
Receivables due from related parties	(196)	-	-
Inventories, net	(186)	248	(288)
Finance receivables	11	(46)	-
Deferred commission expense	479	(2,533)	-
Other current assets	41	(133)	51
Other assets	(1,074)	(194)	-
Accounts payable	(657)	205	179
Accrued commissions	1,925	1,935	(1)
Accrued expenses and other liabilities	1,398	264	(46)
Sales tax payable	98	18	(2)
Income taxes payable	221	4	(20)
Deferred revenue	3,305	10,895	(260)
Accrued rent expense	(5)	(13)	2
Deferred tax liability	-	-	-
Trade payable due to related party	(268)	26	(20)
Other long-term liabilities	46	83	-
Net cash provided by (used in) operating activities	(5,103)	4,139	(1,588)

Cash flows from investing activities
Purchases of property and equipment	(80)	(135)	(26)
Purchases of short-term investments	-	(40)	(69)
Redemption of short-term investments	-	-	371
Acquisition of Fast Growth Enterprises	(1,000)	-	-
Cash acquired through purchase of Fast Growth Enterprises	442	-	-
Net cash provided by (used in) investing activities	(638)	(175)	276

Cash flows from financing activities
Issuance of note payable	-	250	1,250
Repayment of note payable	-	(250)	-
Repayment of notes payable due to related party	(95)	-	-
Proceeds from preferred stock	-	3,684	-
Net cash (used in) provided by financing activities	(95)	3,684	1,250
Effect of exchange rate differences on cash	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,836)	7,648	(62)
Cash and cash equivalents - beginning of period	8,130	482	544
Cash and cash equivalents - end of period	$2,294	$8,130	$482

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$11	8	-
Income taxes paid	$22	8	6

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$27	$30	$173
Conversion of notes payable to preferred stock	$-	$1,250	$-
Accrued preferred stock dividends	$(1,221)	$(429)	$-
Common shares, warrants and contingent shares issued for acquisition	$2,979	$-	$-
Fair value of assets acquired	$4,731	$-	$-
Liabilities assumed through acquisition	$(1,194)	$-	$-
Trade Payable due to related party paid on common stock	$-	$-	$469
Issuance of preferred stock in satisfaction of accrued dividend	$123	$101	$-
Conversion of preferred stock to common stock	$30	$2	$-
Common shares issued for consulting agreements	$-	$1,070	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

NOTE A – DESCRIPTION OF BUSINESS, LIQUIDITY AND CHANGE IN FISCAL YEAR END

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems, based on our unique proprietary technology, to physicians and hospitals throughout the United States and in select international markets.

In 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics d/b/a VasoHealthcare, organized a group of medical device sales professionals and entered into the sales representation business as the exclusive representative for the sale of select General Electric Company (GE) diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which, through its subsidiaries, owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s newly-acquired Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

We have achieved profitability through the operations of the VasoHealthcare business. The Company will seek to achieve greater profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

Based on our current operations through December 31, 2011, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2013.

On June 15, 2011, the Board of Directors approved a change of the Company’s fiscal year end from May 31st to December 31st.  As a result of this change, the Company is filing a Transition Report on Form 10-K for the seven-month transition period ended December 31, 2011.  References to any of our fiscal years means the fiscal year ending May 31, 2011 or 2010.  Financial information in these notes with respect to the seven months ended December 31, 2010 is unaudited.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, its inactive majority-owned subsidiary, and variable interest entities where the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation and the adequacy of inventory and warranty reserves.  Additionally, significant estimates and assumptions impact the Company's accounting relative to its business combination.  Actual results could differ from those estimates.

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
December 31, 2011, May 31, 2011 and 2010

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

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the Consolidated Balance Sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

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

During fiscal 2011, the Company’s Board of Directors granted, under the 2010 Stock Plan (see Note P), 4,440,000 restricted shares of common stock valued at $876,000 to employees and consultants.  355,000 shares valued at $72,000 vested immediately and the remainder vest over three years.  During fiscal 2011, 4,116,279 shares of common stock valued at $1,325,000 were granted to outside directors and consultants, of which 250,000 shares valued at $78,000 will vest over one year. During the fiscal year ended May 31, 2010, the Company’s Board of Directors granted 666,668 shares of common stock to two officers of the Company in lieu of a portion of their calendar year 2010 salaries, which was amortized over the remainder of calendar year 2010.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

Share-based compensation expense recognized for the seven months ended December 31, 2011 and fiscal years ended May 31, 2011 and 2010 was $208,000, $446,000, and $218,000, respectively.  Expense for other share-based arrangements was $370,000 and $154,000 for the seven months ended December 31, 2011 and for the year ended May 31, 2011, respectively.  Unrecognized expense related to existing share-based arrangements is approximately $0.9 million at December 31, 2011 and will be recognized ratably through July 2013.

Vasomedical accounts for share-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes Merton option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The Company estimates the expected term and forfeitures based on the terms set forth in the option agreements and no assumption that any options will not complete their vesting period, which approximates actual historical behavior, and it estimates volatility of the Company’s stock based on the Company’s historical stock price performance over the past five years. Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however management believes changes in certain assumptions that could be reasonably possible in the near term, would not have a material effect on the expense recognized for the seven months ended December 31, 2011.

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

Short-Term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities greater than three months.  They are bought and held principally for the purpose of selling them in the near-term and are classified as trading securities.  Trading securities are recorded at fair value on the consolidated balance sheets in current assets, with the change in fair value during the years included in earnings.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010
The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

        (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Beginning Balance	$1,297	$147	$95
Provision for losses on accounts receivable	55	(1)	71
Direct write-offs, net of recoveries	-	(58)	(19)
Commission adjustments	811	1,209	-
Ending Balance	$2,163	$1,297	$147

Concentrations of Credit Risk

We market our equipment principally to hospitals and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a consequence, believe that our receivable credit risk exposure is limited.  For the seven months ended December 31, 2011 and the years ended May 31, 2011 and 2010, no customer in our Equipment segment accounted for 10% or more of revenues or accounts receivable.  In our Sales Representation segment, 100% of our revenues and accounts receivable are with GE; however, we believe this risk is acceptable based on GE’s financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign cash, which aggregated approximately $493,000 (including approximately $186,000 maintained in the names of officers of BIOX at December 31, 2011, which accounts are properly recorded in the books and records of the Company).

Our revenues were derived from the following geographic areas:
      (in thousands)
	For the seven months ended	For the years ended
	December 31, 2011	May 31, 2011	May 31, 2010
Domestic (United States)	$22,391	$14,414	$2,954
Non-domestic (foreign)	1,098	1,959	1,252
	$23,489	$16,373	$4,206

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is expensed over the estimated useful lives of the assets, which range from two to twenty years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less. (See Note H)

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350 – “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.

Deferred Revenue

We record revenue on extended service contracts ratably over the term of the related service contracts.  Under the provisions of ASC 605, we began to defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for service obligations ratably over the service period, which is generally one year. (See Note J)

Amounts billable under the agreement with GE Healthcare in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

Warranty Costs

Equipment sold is generally covered by a warranty period of one year. In accordance with ASC Topic 450 “Loss Contingencies”, we accrue a warranty reserve for estimated costs of providing a parts only warranty when the equipment sale is recognized.

The factors affecting our warranty liability include the number of units sold and the historical and anticipated rates of claims and costs per claim. (See Note L)

Income Taxes

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

The Company also complies with the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011, May 31, 2011 and May 31, 2010.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2011, May 31, 2011 and May 31, 2010.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2008.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the seven months ended December 31, 2011, comprehensive income (loss) includes a loss of $108, which is entirely from foreign currency translation.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per common share is based on the weighted number of common and potential dilutive common shares outstanding. The diluted calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:
                     (in thousands)
	Seven months ended December 31,	Years ended May 31,
	2011	2011	2010
Basic weighted average shares outstanding	146,549	111,978	101,776
Dilutive effect of share-based compensation and warrants	5,124	-	-
Dilutive effect of contingently issuable shares	1,984	-	-
Diluted weighted average shares outstanding	153,657	111,978	101,776

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the seven months ended December 31, 2011 and for the fiscal years ended May 31, 2011 and 2010, because the effect of their inclusion would be anti-dilutive.
             (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Stock options	260	1,864	2,964
Warrants	1,500	4,286	6,969
Convertible preferred stock	-	30,545	-
Common stock grants	375	3,912	-
	2,135	40,607	9,933

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010
Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company has elected early adoption of this guidance and does not expect that it will have a material impact on the Company's consolidated financial statements.

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The Company has elected early adoption of this guidance and does not expect that it will have a material impact on the Company's consolidated financial statements.

NOTE C – SEGMENT REPORTING

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems and other medical devices both domestically and internationally.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is engaged solely in the execution of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

                     (in thousands)
	As of or for the seven months ended December 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,576	$20,913	$-	$23,489
Operating income/(loss)	$(1,603)	$7,417	$(625)	$5,189
Total assets	$9,178	$22,877	$2,251	$34,306
Accounts and other receivables, net	$901	$19,794	$-	$20,695
Deferred commission expense	$-	$3,185	$-	$3,185

	As of or for the year ended May 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$5,260	$11,113	$-	$16,373
Operating income/(loss)	$(530)	$(2,962)	$(441)	$(3,933)
Total assets	$4,504	$5,920	$8,130	$18,554
Accounts and other receivables, net	$932	$3,087	$-	$4,019
Deferred commission expense	$-	$2,723	$-	$2,723

	As of or for the year ended May 31, 2010
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,206	$-	$-	$4,206
Operating income/(loss)	$(429)	$(1,057)	$(494)	$(1,980)
Total assets	$3,338	$44	$481	$3,863
Accounts and other receivables, net	$474	$-	$-	$474
Deferred commission expense	$-	$-	$-	$-

For the seven months ended December 31, 2011 and the year ended May 31, 2011, GE Healthcare accounted for 89% and 68% of revenue, respectively.  Also, GE Healthcare accounted for $19.7 million, or 95%, and $3.0 million, or 74%, of accounts and other receivables at December 31, 2011 and May 31, 2011, respectively.

NOTE D – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2011:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

        (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$1,313	$-	$-	$1,313
Investment in certificates of deposit (included in short-term investments)	110			110
	$1,423	$-	$-	$1,423

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2011:
           (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$7,030	$-	$-	$7,030
Investment in certificates of deposit (included in short-term investments)	110	-	-	110
	$7,140	$-	$-	$7,140

The following table presents information about the Company’s assets and liabilities measured at fair value as of May 31, 2010:
            (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$21	$-	$-	$21
Investment in certificates of deposit (included in short-term investments)	69	-	-	69
	$90	$-	$-	$90

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2011; May 31, 2011 and May 31, 2010:
              (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Trade receivables	$22,737	$5,195	$588
Due from employees	121	121	33
Allowance for doubtful accounts and
commission adjustments	(2,163)	(1,297)	(147)
	$20,695	$4,019	$474

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves consisted of the following:
            (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010

Raw materials	$842	$514	$599
Work in process	528	485	596
Finished goods	1,051	787	869
	$2,421	$1,786	$2,064

At December 31, 2011, May 31, 2011 and May 31, 2010, the Company maintained reserves for excess and obsolete inventories of $606,000, $409,000 and $359,000, respectively.

NOTE G– BUSINESS COMBINATION

On August 19, 2011, the Company, through its newly formed subsidiary, Vasomedical Global, signed an agreement to purchase Life Enhancement Technology Limited and Biox Instruments Co., Ltd., both of which are based in the People’s Republic of China.

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns subsidiaries which own and control Life Enhancement Technology Limited (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively, as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition includes a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

LET, based in Foshan, Guangdong, China, has been Vasomedical’s supplier for its proprietary Enhanced External Counterpulsation (EECP®) systems, including certain Lumenair systems and all AngioNew® systems. Biox, a developer and manufacturer of ambulatory monitoring devices in China, is located in Wuxi, Jiangsu, China, and has been Vasomedical’s partner on the BIOX series ECG Holter recorder and analysis software as well as ambulatory blood pressure monitoring systems. Vasomedical has obtained FDA clearance to market these products in the United States.  The acquisition of LET provides Vasomedical with consolidated technical and manufacturing capability in its EECP business which should significantly increase gross margins and enable the Company to meet anticipated increasing demand for its EECP systems.  Management believes the acquisition of Biox greatly enhances Vasomedical's distribution network, technology and product portfolio, and with combined market and sales efforts of the two companies, should help improve performance and profitability of Vasomedical's equipment segment.

The operating results of FGE from September 2, 2011 to December 31, 2011 are included in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and Cash Flows for the seven months ended December 31, 2011.   The accompanying Consolidated Balance Sheet as of December 31, 2011 reflects the acquisition of FGE, effective September 2, 2011.  The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:
(in thousands)
Cash	$1,000
Vasomedical, Inc. common stock	2,100
Vasomedical, Inc. warrants to purchase common stock	304
Contingent issuance of Vasomedical, Inc. common stock	575
Total purchase price	$3,979

The fair value of the common shares issued and the contingently issuable common shares was based on the closing price of the shares on September 2, 2011, as quoted on the Nasdaq OTC pink sheets, which was $0.42 (“closing price”).  The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of two years which is the contractual term of the warrants; risk-free rate of 0.20%; 0% expected dividend yield; 100.67% expected volatility; the closing price; and an exercise price of $0.50.  The fair value of the contingent consideration recognized on the acquisition date was estimated based on a probability model.

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

(in thousands)
Cash and cash equivalents	$442
Accounts receivable and other current assets	283
Inventories	476
Property and equipment	32
Goodwill	3,939
Accounts payable and other current liabilites	(1,193)
Net assets acquired	$3,979

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of FGE as well as to FGE's projected growth and profitability.  The goodwill is not expected to be deductible for tax purposes.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

During the seven month period ended December 31, 2011, the Company expensed $122,000 of acquisition-related costs.  These costs are included in the line item Selling, General & Administrative costs in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and are comprised of accounting and legal fees.

After elimination of intercompany transactions, the amounts of revenue and net income of FGE included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the seven ended December 31, 2011 was $413,000 and $35,000, respectively.  Earnings per share was less than $0.01.  Prior to elimination of the intercompany transactions, the amounts of revenue and net income recognized by FGE from the acquisition date to December 31, 2011 was $852,000 and $350,000, respectively.

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2009 (amounts in thousands, except per share amounts):

        (in thousands)
	Seven Months Ended December 31,	Year ended May 31,
	2011	2011	2010
Revenue	$23,600	$17,347	$5,129

Net income (loss)	5,046	(3,405)	(1.499)

Basic earnings (loss) per share	0.03	(0.03)	(0.01)

Diluted earnings (loss) per share	0.02	(0.03)	(0.01)

An adjustment was made to the unaudited pro forma financial information to reflect the acquisition-related costs in the year ended May 31, 2010.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
         (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Office, laboratory and other equipment	$1,205	$1,005	$943
EECP® systems under operating leases
or under loan for clinical trials	795	800	823
Furniture and fixtures	203	194	149
	2,203	1,999	1,915
Less: accumulated depreciation	(1,774)	(1,633)	(1,612)
Property and equipment, net	$429	$366	$303

              Depreciation expense amounted to approximately $81,000, $102,000, and $77,000 for the seven months ended December 31, 2011 and for the years ended May 31, 2011 and 2010, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010
NOTE I – GOODWILL AND OTHER INTANGIBLES

The change in the carrying amount of goodwill was as follows:
                                                                                                                     (in thousands)
Carrying Amount

Balance at June 1, 2011	$-
Acquisition of FGE (Note G)	3,939
Balance at December 31, 2011	$3,939

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

The Company’s other intangible assets consist of capitalized patent costs, as set forth in the following:
         (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Patent Costs
Costs	469	469	469
Accumulated amortization	(413)	(393)	(351)
	$56	$76	$118

The other intangible assets are included in other assets on the Company’s consolidated balance sheets.

Amortization expense amounted to $20,000, $43,000, and $47,000 for the seven months ended December 31, 2011 and for the years ended May 31, 2011 and 2010, respectively.

NOTE J – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
(in thousands)
	For the seven months ended	For the years ended May 31,
	December 31, 2011	2011	2010
Deferred revenue at the beginning of the period	$11,922	$1,027	$1,288
Additions:
Deferred extended service contracts	691	1,281	1,047
Deferred in-service and training	18	33	22
Deferred service arrangements	29	98	71
Deferred commission revenues	23,121	19,558	-
Recognized as revenue:
Deferred extended service contracts	(639)	(1,239)	(1,254)
Deferred in-service and training	(25)	(23)	(30)
Deferred service arrangements	(48)	(61)	(117)
Deferred commission revenues	(19,842)	(8,752)	-
Deferred revenue at end of period	15,227	11,922	1,027
Less: current portion	9,484	10,918	854
Long-term deferred revenue at end of period	$5,743	$1,004	$173

NOTE K – SALE-LEASEBACK

In August 2007, the Company sold its warehouse and corporate facility for $1,400,000.  Under the agreement, the Company is leasing back the property from the purchaser over a period of five years.  The Company is accounting for the leaseback as an operating lease.  The gain of $266,000 realized in this transaction was deferred and is being amortized to income ratably over the term of the lease.  The unamortized deferred gain of $31,000, $62,000 and $115,000 as of December 31, 2011, May 31, 2011 and 2010, respectively, is shown as deferred gain on sale-leaseback of building in the Company’s Consolidated Balance Sheets.  The short-term portion of $31,000 as of December 31, 2011, and $53,000 as of May 31, 2011 and 2010, is shown in current liabilities and the long-term portion is in other long-term liabilities in the accompanying Consolidated Balance Sheets.  The amount amortized in the seven months ended December 31, 2011 was $31,000, and the amount amortized in each of the fiscal years ended May 31, 2011 and 2010 was $53,000.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

NOTE L – WARRANTY LIABILITY

The changes in the Company’s product warranty liability are as follows:
            (in thousands)
	For the seven months ended	Years ended May 31,
	December 31, 2011	2011	2010
Warranty liability at the beginning of the period	$30	$27	$23
Expense for new warranties issued	22	75	48
Warranty claims	(32)	(72)	(44)
Warranty liability at the end of the period	20	30	27
Long-term warranty liability at the end of the period	$-	$-	$-

Warranty liability is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

NOTE M – NOTES PAYABLE

At May 31, 2010, the Company had $1,250,000 in notes payable to finance the start-up costs related to VasoHealthcare.  Certain of the Company’s beneficial owners executed promissory notes with the Company on various dates during April and May of 2010 carrying an interest rate of 5% per annum and maturing on various dates in July 2010.  These promissory notes were settled in June 2010 through the issuance of Series E preferred stock (see Note O).

NOTE N – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”).  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.  Pursuant to the Distribution Agreement, as amended, we became the exclusive worldwide distributor of the AngioNew EECP® systems manufactured through Living Data. The Distribution Agreement had an initial term extending through May 31, 2012.  Effective September 2, 2011 the Company acquired Life Enhancement Technology (LET) (see Note G), the manufacturer of the AngioNew EECP® system.  Consequently, the Distribution Agreement is no longer effective, and the Company wrote-off the remaining unamortized balance of Deferred Distributor Costs during the seven months ended December 31, 2011.

Pursuant to the Supplier Agreement, Living Data became our exclusive supplier of the external counterpulsation therapy systems that we market under the registered trademark EECP®.  On February 28, 2010, the Supplier Agreement was terminated and, in connection with the termination, the Company purchased Living Data’s remaining inventory at cost ($469,000), which was paid in 7,824,167 shares of common stock valued at the closing price on the termination date.  Prior to termination, the Company purchased in fiscal 2010 additional EECP® therapy systems for $40,000 from Living Data.  Payment terms on certain purchases prior to 2010, plus $3,000 in commissions for sales of certain BIOX products, leave a balance of $0, $266,000, and $240,000 in Trade Payable due to Related Party on the accompanying Consolidated Balance Sheets as of December 31, 2011, May 31, 2011 and May 31, 2010, respectively.  The payable balance due Living Data included interest charges of $24,000 at May 31, 2011 and was satisfied through a cash payment in August 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $166,000 were billed by the firm for the seven months ended December 31, 2011, at which date no amounts were outstanding.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.  The consulting agreement (the “Agreement”) between the Company and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and runs for a two year term..  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying Consolidated Balance Sheets as of December 31, 2011 and May 31, 2011.

During the seven months ended December 31, 2011, a director performed consulting services for the Company aggregating approximately $95,000, and the Company accrued dividends of $15,000 on Series E Preferred Stock (see Note O) to directors, management, and other related parties of the Company.

During fiscal 2011, the Company sold, or issued as dividends, 246,870 shares of Series E Preferred Stock (see Note O) to directors, management, and other related parties of the Company. In addition, two directors performed consulting services for the company during fiscal 2011, aggregating approximately $57,000.
Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in full in March 2012.  In addition, $10,000 in pre-acquisition earnings were distributed to current BIOX management and during the seven months ended December 31, 2011.  The Company also recorded $196,000 in loans and advances made to officers of FGE during the seven months ended December 31, 2011.  These loans are short term and do not bear interest.

NOTE O – STOCKHOLDERS' EQUITY AND WARRANTS

Common stock and warrants

See Note N for discussion of common stock issued in fiscal 2011 and 2010 in connection with related party agreements.  The Company also issued 1,151,492, 1,861,279, and 2,603,960 shares of common stock to directors, officers, employees, and/or consultants during the seven months ended December 31, 2011 and for the fiscal years 2011 and 2010, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

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

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE (see Note G).  In addition, up to 2,400,000 shares of common stock are contingently issuable should FGE attain certain operating targets for the twelve months ending December 31, 2011.  The Company is completing its evaluation of FGE’s calendar year 2011 results and believes it is likely that the targets have been met.

The aggregate value of the aforementioned noncash consideration relative to the FGE acquisition was $2,979,000 (see Note G for valuation assumptions and methodology).

Warrant activity for the seven months ended December 31, 2011 and for the years ended May 31, 2011 and 2010 is summarized as follows:

	Employees	Consultants	Total	Weighted Average Price
Balance at May 31, 2009	-	6,968,823	6,968,823	$0.27
Warrants expired	-	-	-
Warrants issued	-	-	-
Balance at May 31, 2010	-	6,968,823	6,968,823	$0.27
Warrants expired	-	(2,254,538)	(2,254,538)	$0.69
Warrants issued	-	-	-
Warrants exercised		(428,571)	(428,571)	$0.07
Number of shares exercisable at May 31, 2011	-	4,285,714	4,285,714	$0.08
Warrants expired	-	-	-
Warrants issued	-	1,500,000	1,500,000	$0.50
Warrants exercised	-	-	-
Number of shares exercisable at December 31, 2011	-	5,785,714	5,785,714	$0.19

Preferred stock

At December 31, 2011, May 31, 2011 and 2010, the Company had 1,000,000 shares of preferred stock authorized.  During the year ended May 31, 2011 the Company issued an aggregate 314,649 shares of its Series E preferred stock.  78,123 of the shares were issued to cover the cancellation of the notes payable outstanding at May 31, 2010 (see Note M).  There were 299,024 shares of Series E preferred stock issued and outstanding at May 31, 2011 and no shares issued and outstanding at December 31, 2011 and May 31, 2010.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of December 31, 2011, 29,956,100 shares of common stock had been issued for 299,561 shares of Series E Preferred, with 712,350 shares of common stock yet to be issued.

For the seven months ended December 31, 2011 and the year ended May 31, 2011, the Company recorded dividends totaling $1,221,000 and $429,000, respectively.  Included in these amounts is the recognition of the value of the embedded beneficial conversion feature of the Series E Preferred, which reflects the difference between the conversion price and the market price at time of investment. The amounts included in the dividends reported attributable to this beneficial conversion feature are $1,201,000 and $225,000 for the seven months ended December 31, 2011 and the year ended May 31, 2011, respectively. These are noncash dividends requiring no payment and ceased on conversion of the Series E Preferred to common stock.

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our Chinese subsidiaries are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to their general reserves until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

NOTE P - OPTION PLANS

1999 Stock Option Plan

In July 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan (“the 1999 Plan”), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. In July 2000, the Company’s Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares. In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

In May 2006, the Board of Directors accelerated the vesting period for all unvested options to May 31, 2006.

The term for which options may be granted under the 1999 Plan expired July 12, 2009.

In fiscal 2010, options to purchase 30,000 shares of common stock under the 1999 Plan at an exercise price of $1.69 were retired or cancelled.

In fiscal 2011, options to purchase 1,100,000 shares of common stock under the 1999 Plan at an exercise price ranging from $0.09 to $3.88 were retired or cancelled.

In the seven months ended December 31, 2011, options to purchase 54,000 shares of common stock under the 1999 Plan at an exercise price of $3.96 were retired or cancelled.

2004 Stock Option and Stock Issuance Plan

In October 2004, the Company’s stockholders approved the 2004 Stock Option and Stock Issuance Plan (“the 2004 Plan”), for which the Company reserved an aggregate of 2,500,000 shares of common stock. The 2004 Plan is divided into two separate equity programs: (i) the Option Grant Program under which eligible persons (“Optionees”) may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock; and (ii) the Stock Issuance Program under which eligible persons (“Participants”) may, at the discretion of the Board of Directors, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

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

In fiscal 2011 there was no activity under the 2004 plan.

In the seven months ended December 31, 2011, there was no activity under the 2004 plan.

At December 31, 2011, there were 785,224 shares available for future grants under the 2004 Plan.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

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

As of December 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of December 31, 2011, 485,000 shares have been forfeited and 198,006 were withheld for withholding taxes.  In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company.  In September 2011, 475,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 100,000 vested immediately with the remainder vesting over a three year period.  No options were issued under the 2010 Plan during the seven months ended December 31, 2011 and fiscal 2011 or 2010.

Stock option and stock grant activity under all the plans for the seven months ended December 31, 2011 and for the years ended May 31, 2010 and 2011 is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at June 1, 2009	3,266,125	2,993,239	$0.09 - $3.96	$1.34
Options granted	(450,000)	450,000	$0.08	$0.08
Options canceled	479,463	(479,463)	$0.57 - $3.96	$1.24
Expiration of 1999 Stock option plan	(2,510,364)
Balance at May 31, 2010	785,224	2,963,776	$0.08 - $3.96	$0.57
Options granted	-	-
Options canceled	-	(1,100,000)	$0.09 - $3.88	$0.94
Available under 2010 Plan	920,000
Balance at May 31, 2011	1,705,224	1,863,776	$0.08 - $3.96	$0.34
Options granted	-	-
Options canceled	-	(54,000)	$3.96	$3.96
Granted under 2010 Plan	(475,000)	-
Cancelled under 2010 Plan	321,008	-
Balance at December 31, 2011	1,551,232	1,809,776	$0.08 - $1.11	$0.23

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price

$0.08 - $0.58	1,689,776	4.3	$0.18	1,689,776	$0.18
$0.71 - $1.11	120,000	2.2	$1.04	120,000	$1.04
	1,809,776	4.2	$0.23	1,809,776	$0.23

There were 86,954,632 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

NOTE Q - INCOME TAXES

As of December 31, 2011, the recorded deferred tax assets were $19,628,000, reflecting an increase of $132,000 during the seven months ended December 31, 2011, which was offset by a valuation allowance of the same amount.  The Company also recorded a deferred tax liability of $112,000 as of December 31, 2011, which arose from pre-acquisition FGE operations, primarily related to revenue recognized for book prior to recognition for tax.

The Company’s deferred tax assets are summarized as follows:
                                                                                                                                               (in thousands)
	December 31, 2011	May 31, 2011	May 31, 2010
Net operating loss carryforwards	$18,030	$19,301	$20,784
Depreciation and amortization	59	-	(35)
Deferred rent	3	5	6
Deferred gain on sale of building	12	21	39
Allowance for doubtful accounts	54	30	50
Reserve for obsolete inventory	165	139	122
Tax credits	358	-	-
Expense accruals	545	-	-
Deferred revenue	402	-	-
Total gross deferred taxes	19,628	19,496	20,966
Valuation allowance	(19,628)	(19,496)	(20,966)
Net deferred tax assets	$-	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $45.1 million expiring at various dates from 2012 through 2031. In the seven months ended December 31, 2011 and for the fiscal years 2011 and 2010, approximately $0.5 million, $5.4 million and $2.5 million, respectively, of net operating loss carryforwards expired.  Future expirations of net operating loss carryforwards are approximately as follows:

(in thousands)
Calendar Year	Amount
2012	$6,100
2013	4,400
2014	-
2015	-
2016	-
Thereafter	34,600
Total	$45,100

Income tax expense for the seven months ended December 31, 2011 was $276,000 and consisted mainly of Federal Alternative Minimum Tax and income tax  in states with income in excess of applicable net operating loss carry forwards.  Income tax expense for the year ended May 31, 2011 consists primarily of accruals for state taxes and adjustments for amounts paid or accrued in excess of actual income tax liabilities.  The components of income tax benefit for the year ended May 31, 2010 include federal research and development credits of approximately $17,400.  The remaining income tax benefit for the year ended May 31, 2010 consist primarily of federal and state refunds and adjustments for amounts paid or accrued in excess of actual income tax liabilities.

The Company has recorded a provision of $500,000 for the potential liability that may arise from the business of FGE prior to its acquisition by the Company, which is included in accrued expenses and other liabilities on the Company's consolidated balance sheet as of December 31, 2011. Under the acquisition agreement of FGE by Vasomedical, the former shareholders of FGE have fully indemnified Vasomedical against any undisclosed liabilities and the Company believes that any liability that may arise should be recoverable from these former shareholders.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

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

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the seven months ended	For the years ended May 31,
	December 31, 2011	2011	2010
	%	%	%
Federal statutory rate	34.00	(34.00)	(34.00)
State income taxes	6.00	(6.00)	(6.00)
Change in valuation allowance
relating to operations	-	40.00	40.00
Utilizations of net operating loss carryforward	(40.00)	-	-
Foreign taxes	1.17	-	-
Alternative minimum tax	2.10	-	-
Other	1.84	0.17	(1.90)
	5.12	0.17	(1.90)

NOTE R - COMMITMENTS AND CONTINGENCIES

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

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013. FGE leases facilities in Wuxi, China, pursuant to leases expiring in December 2013 and February 2015, and a facility in Foshan, China, pursuant to a lease that expires in April 2013.

Our Westbury lease expires in August 2012 at which time we will either extend the lease or seek nearby facilities.  We believe that our current facility is adequate for foreseeable current and future needs and that there will be no difficulty in acquiring comparable facilities if we do not extend our current lease.

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

 Future rental payments under these operating leases aggregate approximately as follows:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

For the years ended December 31,
                           (in thousands)
	Vehicles	Facilities	Total
2012	$265	$226	$491
2013	251	68	319
2014	129	3	132
2015	-	1	1
Total	$645	$298	$943

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

NOTE S - 401(K) PLAN

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In the seven months ended December 31, 2011 and for fiscal years 2011 and 2010, the Company made discretionary contributions of approximately $25,000, $27,000 and $3,000, respectively, to match a percentage of employee contributions.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, May 31, 2011 and 2010

NOTE T - TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)

The following table presents certain financial information for the seven months ended December 31, 2011 and 2010.

     (in thousands except per share data)
	For the seven months ended December 31,
	2011	2010
		(unaudited)
Statement of Operations Data:
Total revenues	$23,489	$8,741
Gross profit	16,756	5,820
Operating income (loss)	5,189	(2,445)
Total other income, net	199	40
Income (loss) before income taxes	5,388	(2,405)
Net income (loss)	5,112	(2,413)
Preferred stock dividends	(1,221)	(191)
Net income (loss) applicable to common stockholders	3,891	(2,604)
Comprehensive income (loss)	$3,891	$(2,604)

Earnings (loss) per common share
- basic	$0.03	$(0.02)
- diluted	$0.03	$(0.02)

Weighted average common shares outstanding
- basic	146,549	110,833
- diluted	153,657	110,833

Statements of Cash Flows Data:
Cash used in operations	$(5,179)	$(1,032)
Net cash provided by (used in) investing activities	(638)	(132)
Net cash provided by (used in) financing activities	(95)	3,783
Effect of exchange rate differences on cash	1	-
Increase (decrease) in cash and cash equivalents	$(5,911)	$2,619

NOTE U – SUBSEQUENT EVENTS

Exercise of Warrant

In March 2012, Kerns Manufacturing Corp. exercised its warrant to purchase 4,285,714 shares of common stock at $0.08 per share.

Employment Agreement of President and Chief Executive Officer

Pursuant to the terms of his employment agreement with the Company, at the recommendation of the Compensation Committee, the Executive Committee of the Company approved an increase in his annual salary to $275,000, awarded him a $50,000 bonus, and awarded him 500,000 restricted shares of common stock, of which one-half vests immediately and the remainder in one year.