Form 10-Q
period 2012-03-31
VASOMEDICAL INC
filed 2012-05-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2871434
(State or other jurisdiction of. incorporation or organization)	(IRS Employer Identification Number)

180 Linden Ave., Westbury, New York 11590
(Address of principal executive offices)

Registrant’s Telephone Number	(516) 997-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes [X]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No  [X]

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2012 – 158,682,110

Vasomedical, Inc. and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share data)
	March 31, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$13,331	$2,294
Short-term investments	110	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,089 at March 31,
2012 and $2,163 at December 31, 2011	6,228	20,695
Receivables due from related parties	41	196
Inventories, net	2,185	2,421
Financing receivables, net	20	19
Deferred commission expense	2,559	2,053
Deferred related party consulting expense - current portion	467	510
Other current assets	282	202
Total current assets	25,223	28,500

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,493 at March 31, 2012 and $1,774 at December 31, 2011	514	429
GOODWILL	3,939	3,939
FINANCING RECEIVABLES, net	11	16
DEFERRED RELATED PARTY CONSULTING EXPENSE	-	85
OTHER ASSETS	931	1,337
	$30,618	$34,306

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$362	$273
Accrued commissions	2,103	3,889
Accrued expenses and other liabilities	2,270	2,531
Sales tax payable	399	355
Income taxes payable	101	278
Deferred revenue - current portion	11,311	9,484
Deferred gain on sale-leaseback of building - current portion	18	31
Deferred tax liability, net	112	112
Notes payable due to related party	3	193
Total current liabilities	16,679	17,146

LONG-TERM LIABILITIES
Deferred revenue	3,470	5,743
Other long-term liabilities	73	141
Total long-term liabilities	3,543	5,884

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2012, and December 31, 2011	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
158,182,110 and 153,186,295 shares issued and outstanding
at March 31, 2012 and December 31, 2011	158	153
Additional paid-in capital	60,669	60,188
Accumulated deficit	(50,409)	(49,065)
Accumulated other comprehensive loss	(22)	-
Total stockholders’ equity	10,396	11,276
	$30,618	$34,306
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenues
Equipment sales	$1,453	$528
Equipment rentals and services	533	577
Commissions	4,057	3,740
Total revenues	6,043	4,845

Cost of revenues
Cost of sales, equipment	606	394
Cost of equipment rentals and services	293	265
Cost of commissions	963	930
Total cost of revenues	1,862	1,589
Gross profit	4,181	3,256

Operating expenses
Selling, general and administrative	5,330	3,629
Research and development	152	108
Total operating expenses	5,482	3,737
Operating loss	(1,301)	(481)

Other income (expenses)
Interest and financing costs	(3)	(1)
Interest and other income, net	(28)	2
Amortization of deferred gain on
sale-leaseback of building	13	13
Total other income (expenses), net	(18)	14

Loss before income taxes	(1,319)	(467)
Income tax benefit (expense), expense net	(25)	2
Net loss	(1,344)	(465)

Preferred stock dividends	-	(128)
Net loss applicable to common stockholders	(1,344)	(593)

Other comprehensive loss
Foreign currency translation loss	(22)	-
Comprehensive loss	$(1,366)	$(593)

Loss per common share
- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	154,377	111,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(1,344)	$(465)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization of property and equipment	49	39
Amortization of deferred gain on sale-leaseback of building	(13)	(13)
Provision for doubtful accounts and commission adjustments	(74)	(202)
Amortization of deferred distributor costs	-	31
Share-based compensation	129	126
Amortization of deferred consulting expense	152	47
Changes in operating assets and liabilities:
Accounts and other receivables	14,543	10,837
Receivables due from related parties	158	-
Inventories, net	226	(84)
Finance receivables	5	4
Deferred commission expense	(507)	162
Other current assets	(91)	22
Other assets	414	69
Accounts payable	89	180
Accrued commissions	(1,786)	(608)
Accrued expenses and other liabilities	(278)	(788)
Sales tax payable	43	3
Income taxes payable	(177)	(2)
Deferred revenue	(447)	(1,845)
Deferred tax liability	(1)	-
Trade payable due to related party	-	(243)
Other long-term liabilities	(68)	(481)
Net cash provided by operating activities	11,022	6,789

Cash flows from investing activities
Purchases of property and equipment	(113)	-
Purchases of short-term investments	-	(40)
Net cash used in investing activities	(113)	(40)

Cash flows from financing activities
Proceeds from exercise of warrant	343	-
Repayment of note payable	-	(294)
Repayment of notes payable due to related party	(190)	-
Proceeds from issuance of preferred stock	-	150
Net cash provided by (used in) financing activities	153	(144)
Effect of exchange rate differences on cash	(25)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,037	6,605
Cash and cash equivalents - beginning of period	2,294	3,101
Cash and cash equivalents - end of period	$13,331	$9,706

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$2	$4
Income taxes paid	$186	$5

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$12	$62
Accrued preferred stock dividends	$-	$128
Issuance of preferred stock in satisfaction of accrued dividend	$-	$101
Common shares issued for consulting agreements	$-	$1,020

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Since 1995, we have been primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  The Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, is the exclusive sales representative for GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), for the sale of select GE Healthcare Diagnostic Imaging products.  Under the GEHC Agreement, VasoHealthcare has been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement has an initial term of three years commencing July 1, 2010, subject to extension and also subject to earlier termination under certain circumstances.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which, through its subsidiaries, owns and controls two Chinese operating companies - Life Enhancement Technologies Ltd. and Biox Instruments Co. Ltd., respectively – to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. operates the Company’s recently-acquired Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® therapy business as well as other medical equipment operations.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment reportable segment.  VasoHealthcare activities are included under our Sales Representation reportable segment (See Note C).

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 2011, as filed with the SEC. These consolidated condensed financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Transition Report on Form 10-K for the seven months ended December 31, 2011, includes a summary of the significant accounting policies used in the preparation of the consolidated condensed financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

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
(in thousands)
	As of or for the three months ended March 31, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,986	$4,057	$-	$6,043
Operating loss	$(157)	$(796)	$(348)	$(1,301)
Total assets	$9,227	$8,381	$13,010	$30,618
Accounts and other receivables, net	$1,224	$5,004	$-	$6,228
Deferred commission expense	$-	$3,399	$-	$3,399

	As of or for the three months ended March 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,105	$3,740	$-	$4,845
Operating loss	$(266)	$(32)	$(183)	$(481)
Total assets	$4,095	$4,148	$9,801	$18,044
Accounts and other receivables, net	$454	$1,874	$-	$2,328
Deferred commission expense	$-	$2,270	$-	$2,270

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

For the three months ended March 31, 2012 and 2011, GE Healthcare accounted for 67% and 77% of revenue, respectively.  Also, GE Healthcare accounted for $4.9 million, or 76%, and $19.7 million, or 95%, of accounts and other receivables at March 31, 2012 and December 31, 2011, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the three-month period ended March 31, 2012, the Company’s Board of Directors granted 500,000 restricted shares of common stock, valued at $120,000 to an officer, of which half vested immediately and the remainder vests over one year. During the three-month period ended March 31, 2011, 200,000 shares of common stock valued at $62,000 were issued to two directors for joining the Board of Directors.

During the three-month periods ended March 31, 2012 and 2011, the Company’s Board of Directors did not grant any stock options.

Share-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was $129,000 and $126,000, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Expense for share-based arrangements was $152,000 and $47,000 for the three months ended March 31, 2012 and 2011, respectively.  Unrecognized expense related to existing share-based arrangements is approximately $1.1 million at March 31, 2012 and will be recognized ratably through July 2013.

NOTE E – LOSS PER COMMON SHARE

 Basic earnings per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted loss per common share was $0.01 for the three months ended March 31, 2012 and 2011.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, because the effect of their inclusion would be anti-dilutive.

      (in thousands)
	March 31, 2012	March 31, 2011
Stock options	1,810	1,864
Warrants	1,500	4,286
Contingently issuable shares	2,000	-
Convertible preferred stock	-	31,855
Common stock grants	2,948	4,050
	8,258	42,055

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:
(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	2012
				(unaudited)
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$12,078	$	$	$12,078
Investment in certificates of deposit (included in short-term investments)	110			110
	$12,188	$-	$-	$12,188

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$1,313	$	$	$1,313
Investment in certificates of deposit (included in short-term investments)	110			110
	$1,423	$-	$-	$1,423

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2012 and December 31, 2011:
              (in thousands)
	March 31, 2012	December 31, 2011
	(unaudited)
Trade receivables	$8,189	$22,737
Due from employees	128	121
Allowance for doubtful accounts and
commission adjustments	(2,089)	(2,163)
	$6,228	$20,695

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
                                                                                                                                                                          (in thousands)
	March 31, 2012	December 31, 2011
	(unaudited)
Raw materials	$896	$842
Work in process	577	528
Finished goods	712	1,051
	$2,185	$2,421

At March 31, 2012 and December 31, 2011, the Company had reserves for excess and obsolete inventory of $563,000 and $606,000, respectively.

NOTE I– BUSINESS COMBINATION

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns subsidiaries which own and control Life Enhancement Technology Ltd (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively, as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition includes a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.

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

The operating results of FGE are included in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss and Cash Flows for the three months ended March 31, 2012.  The Consolidated Condensed Balance Sheet as of March 31, 2012 reflects the acquisition of FGE, effective September 2, 2011.  The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

(in thousands)
Cash	$1,000
Vasomedical, Inc. common stock ($0.42 per share)	2,100
Vasomedical, Inc. warrants to purchase common stock	304
Contingent issuance of Vasomedical, Inc. common stock ($0.42 per share)	575
Total purchase price	$3,979

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

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of FGE as well as FGE’s projected growth and profitability.  The goodwill is not expected to be deductible for tax purposes.

After elimination of intercompany transactions which reduce the income from FGE, the amounts of revenue and net income of FGE included in the Company’s Consolidated Condensed Statement of Operations for the three months ended March 31, 2012 was $578,000 and $35,000, respectively.  The effect of FGE earnings on earnings per share was $0.00.

The following supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2009 (amounts in thousands, except per share amounts):
                                                                                                                                          (in thousands except per share data)
	Three months ended March 31,
	2012	2011
Revenue	$6,043	$5,219

Net loss	(1,170)	(274)

Basic and diluted loss per share	$(0.01)	$(0.00)

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)
NOTE J – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,939,000 was recorded on the Company’s Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.

The Company’s other intangible assets consist of capitalized patent costs, as follows:

                                                                                                                                                        (in thousands)
	March 31, 2012	December 31, 2011
	(unaudited)
Patent Costs
Costs	$469	$469
Accumulated amortization	(420)	(413)
	$49	$56

Patents are included in other assets in the accompanying Consolidated Condensed Balance Sheets.  Amortization expense amounted to $7,000 and $10,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
(in thousands)
	For the three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$15,227	$12,637
Additions:
Deferred extended service contracts	327	397
Deferred in-service and training	5	8
Deferred service arrangements	25	15
Deferred commission revenues	1,350	1,027
Recognized as revenue:
Deferred extended service contracts	(275)	(314)
Deferred in-service and training	(3)	(8)
Deferred service arrangements	(22)	(16)
Deferred commission revenues	(1,853)	(2,954)
Deferred revenue at end of period	14,781	10,792
Less: current portion	11,311	7,585
Long-term deferred revenue at end of period	$3,470	$3,207

NOTE L – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”).  Pursuant to this agreement, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $0.08 per share was issued to Kerns.  In March 2012, Kerns exercised its warrant and purchased 4,285,714 shares of common stock.  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.  Pursuant to the Distribution Agreement, as amended, we became the exclusive worldwide distributor of the AngioNew EECP® systems manufactured through Living Data. The Distribution Agreement had an initial term extending through May 31, 2012.  Subsequent to August 31, 2011 the Company acquired Life Enhancement Technology (LET) (see Note I), the manufacturer of the AngioNew EECP® system.  Consequently, the Distribution Agreement is no longer effective, and the Company wrote-off the remaining unamortized balance of Deferred Distributor Costs during the seven months ended December 31, 2011.

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $67,000 were billed by the firm through the three months ended March 31, 2012, at which date no amounts were outstanding.

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, a director performed consulting services for the Company aggregating approximately $10,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $158,000 were collected during the three months ended March 31, 2012.

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

As of March 31, 2012, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of March 31, 2012, 545,000 shares have been forfeited.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 vested immediately with the remainder vesting over a one year period.

No options were issued under the 2010 Plan during the three months ended March 31, 2012 and 2011.

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE.  In addition, up to 2,400,000 shares of common stock are contingently issuable should FGE attain certain operating targets for the twelve months ending December 31, 2011.  The Company is completing its evaluation of FGE’s calendar year 2011 results and believes it is likely that the targets have been met.  The aggregate value of the aforementioned noncash consideration relative to the FGE acquisition was $2,979,000.

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

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of March 31, 2012, 30,603,700 shares of common stock had been issued for 306,037 shares of Series E Preferred, with 64,750 shares of common stock yet to be issued.

For the three months ended March 31, 2011, the Company sold 9,375 shares of Series E Preferred aggregating $150,000, and recorded dividends totaling $128,000.  Included in such dividends is the recognition of the value of the embedded beneficial conversion feature of the Series E Preferred, which reflects the difference between the conversion price and the market price at time of investment. The amounts included in the dividends reported attributable to this beneficial conversion feature are $65,000 for the three months ended March 31, 2011. These are noncash dividends requiring no payment and ceased on conversion of the Series E Preferred to common stock.

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

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement, which expires August 31, 2012.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013.  In May 2012, the Company entered into a five year lease agreement, expiring in May 2017, for approximately 1,800 square feet of office space in New York, New York.

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

 Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31:
                                                                                                                                                                   (in thousands)
	Vehicles	Facilities	Total
2012	$217	$178	$395
2013	277	106	383
2014	154	44	198
2015	5	42	47
2016	-	42	42
Thereafter	-	18	18
Total	$653	$430	$1,083

Vasomedical, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Employment Agreement

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, for a three-year term ending on March 14, 2014 (the “Employment Agreement”).  The Employment Agreement currently provides for annual compensation of $275,000, eligibility for annual bonuses and long-term incentive awards, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company does not expect that it will have a material impact on its consolidated condensed financial statements.

In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this new guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; continuation of the GEHC Agreement and the risk factors reported from time to time in the Company’s SEC reports, including its recent transition report on Form 10-K.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

We now report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment reportable segment.  VasoHealthcare activities are included under our Sales Representation reportable segment (see Note C).

The Company will seek to improve profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

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

Vasomedical, Inc. and Subsidiaries

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-K for the seven months ended December 31, 2011.

On June 15, 2011, the Board of Directors approved a change of the Company’s fiscal year end from May 31st to December 31st.  As a result of this change, the Company filed a Transition Report on Form 10-K for the seven-month transition period ended December 31, 2011.  Going forward, references to our 2012 and 2011 fiscal years herein mean the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

New Accounting Pronouncements - Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The Company does not expect that it will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this new guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

Consolidated Results of Operations

Three Months Ended March 31, 2012 and March 31, 2011

Total revenue for the three months ended March 31, 2012 and March 31, 2011, was $6,043,000 and $4,845,000, respectively, an increase of $1,198,000, or 25%. Net loss for the three months ended March 31, 2012 was $1,344,000 compared to a net loss of $465,000 for the three months ended March 31, 2011.  We reported net loss applicable to common stockholders of $1,344,000 for the first quarter of fiscal year 2012 compared to a net loss applicable to common stockholders of $593,000 for the first quarter of fiscal year 2011. The increase in net loss applicable to common stockholders was primarily attributable to a $1,701,000 increase in selling, general and administrative (“SG&A”) costs (of which $1,049,000 was attributable to VasoHealthcare), partially offset by a $128,000 decrease in preferred stock dividends.  Our total net loss was $0.01 per basic and diluted common share for the three months ended March 31, 2012 and 2011.

Vasomedical, Inc. and Subsidiaries

Revenues

Revenue in our Equipment segment increased by $881,000, or 80%, to $1,986,000 for the three-month period ended March 31, 2012 from $1,105,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $925,000, or 175%, to $1,453,000 for the three-month period ended March 31, 2012 as compared to $528,000 for the same period in the prior year. The increase in equipment sales is due primarily to an increase in the number of EECP® units shipped internationally as well as an increase in the sales price per EECP® unit, partially offset by a decrease in sales of other medical equipment, and by the inclusion of $578,000 in equipment sales generated by our Chinese subsidiaries acquired in September, 2011.

Current demand for EECP® systems will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  As described in Note L, we are pursuing initiatives to expand reimbursement that we expect should ultimately increase overall market demand for our EECP® systems.

Equipment segment revenue from equipment rental and services decreased 8% to $533,000 in the first quarter of fiscal 2012 from $577,000 in the first quarter of fiscal year 2011. Revenue from equipment rental and services represented 27% and 52% of total Equipment segment revenue in the first quarters of fiscal 2012 and fiscal 2011, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service revenue, partially offset by higher accessory part revenue.

Commission revenues in the Sales Representation segment were $4,057,000 in the first quarter of fiscal 2012, as compared to $3,740,000 in the first quarter of fiscal 2011, an increase of 8%.  The increase in commission revenue in the first quarter of fiscal 2012 is due to increased volume of equipment delivered.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the Consolidated Condensed Balance Sheet.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues earned in the first and fourth fiscal quarters typically reflect a higher blended commission rate than revenues earned in the second and third fiscal quarters.  As of March 31, 2012, $13,581,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $3,105,000 is long-term.  At March 31, 2011, $9,763,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $2,929,000 was long-term.

Gross Profit

The Company had a gross profit of $4,181,000 in the first quarter of fiscal 2012 compared to $3,256,000 in the first quarter of the prior fiscal year, an increase of 28%.  Equipment segment gross profit increased to $1,087,000, or 55% of Equipment segment revenues, for the first quarter of fiscal 2012 compared to $446,000 or 40% of Equipment segment revenues, for the same quarter of fiscal 2011.  Equipment segment gross profit was favorably impacted both in absolute dollars and gross profit percentage by the $578,000 in sales of other medical equipment sold through our Chinese subsidiaries in the first quarter of fiscal 2012.  In addition, gross profit on EECP® equipment improved due to lower production costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $3,094,000 for the three months ended March 31, 2012 as compared to $2,810,000 for the three months ended March 31, 2011.  Cost of commissions of $963,000 and $930,000, for the three months ended March 31, 2012 and 2011, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries

Operating Loss

Operating loss increased by $820,000, or 170%, to $1,301,000 for the three months ended March 31, 2012 as compared to an operating loss of $481,000 for the three months ended March 31, 2011.  The increase in operating loss was primarily attributable to higher operating losses in the Sales Representation segment of $764,000 and higher corporate expenses od $165,000, both arising from higher SG&A costs, partially offset by a $925,000 improvement in gross profit.

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2012 and 2011 were $5,330,000, or 88% of revenues, and $3,629,000, or 75% of revenues, respectively, reflecting an increase of $1,701,000 or approximately 47%. The increase in SG&A expenditures in the first quarter of fiscal 2012 resulted primarily from increased sales and marketing costs in both segments, including SG&A costs of the recently acquired Chinese entities, and higher corporate compensation costs.

During the first quarter of fiscal 2012, the Company recorded a reduction in provision for doubtful accounts and commission adjustments of $74,000 as compared to the first quarter of fiscal year 2011 when the Company recorded a reduction in its provision for doubtful accounts and commission adjustments of $202,000.  These reductions were primarily net reversals of previous provisions to reduce gross deferred revenues for estimated adjustments.

Research and development (“R&D”) expenses of $152,000, or 3% of revenues, for the first quarter of fiscal 2012 increased by $44,000, or 41%, from $108,000, or 2% of revenues, for the first quarter of fiscal 2011. The increase is primarily attributable to an increase in clinical research expenses.

Interest and Financing Costs

Interest and financing costs for the first quarters of fiscal 2012 and 2011 were $3,000 and $1,000, respectively.  Interest and financing costs for the first quarter of fiscal 2012 consisted primarily of interest on the notes payable to a related party in one of the China subsidiaries.  Interest and financing costs for the first quarter of fiscal 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income (Expenses), Net

Interest and other income (expense) for the first quarters of fiscal 2012 and 2011, was ($18,000) and $14,000, respectively. The increase of $32,000 in expense in the first quarter of fiscal 2012 is due primarily to certain non-operating expenses incurred by our Chinese subsidiaries, partially offset by higher interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first quarter of fiscal years 2012 and 2011 was $13,000.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the first quarter of fiscal year 2012 we recorded a provision for income taxes of $25,000 as compared to a tax benefit of $2,000 for the first quarter of fiscal 2011.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and, in the first quarter of fiscal 2011, from the issuance of the Company’s Series E Preferred Stock. At March 31, 2012, we had cash and cash equivalents of $13.3 million, short-term investments of $110,000 and working capital of $8.6 million compared to cash and cash equivalents of $2.3 million, short-term investments of $110,000 and working capital of $11.4 million at December 31, 2011.

Vasomedical, Inc. and Subsidiaries

Cash provided by operating activities was $11,022,000 during the first three months of fiscal year 2012, which consisted of a net loss after adjustments to reconcile net loss to net cash of $1,101,000, offset by cash provided by operating assets and liabilities of $12,123,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $14,543,000, offset by increases in deferred revenue and accrued commissions of $447,000 and $1,786,000, respectively, and increases in deferred commission expense of $507,000.  As noted above, under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, which also has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of fiscal year 2011 resulted in significant cash inflows in the first quarter of fiscal 2012.

Investing activities during the three-month period ended March 31, 2012 used cash of $113,000 for the purchase of property and equipment.

Financing activities during the three-month period ended March 31, 2012 provided cash of $153,000, consisting of $343,000 provided through the cash exercise of warrants, offset by $190,000 for the repayment of notes payable to a related party.

Liquidity

The Company will seek to improve profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions in the international market and is in preliminary discussions to secure a credit facility for up to $25 million to be utilized for this purpose.

While we expect to generate positive operating cash flows for fiscal 2012, the progressive nature of earned commissions under the GEHC Agreement can cause related cash inflows to vary widely during the year.

Vasomedical, Inc. and Subsidiaries

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 due to insufficient controls and management review over the recording of certain transactions, and to lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and closing process at our China subsidiaries.  The Company intends to engage additional accounting personnel, including an accounting controller, and strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher .
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  May 15, 2012