Form 10-Q
period 2012-06-30
VASOMEDICAL, INC
filed 2012-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

                Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 10, 2012 – 158,746,910.

Vasomedical, Inc. and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$11,783	$2,294
Short-term investments	110	110
Accounts and other receivables, net of an allowance for doubtful	-
accounts and commission adjustments of $1,965 at June 30,	-
2012 and $2,163 at December 31, 2011	8,984	20,695
Receivables due from related parties	10	196
Inventories, net	2,285	2,421
Financing receivables, net	20	19
Deferred commission expense	2,495	2,053
Deferred related party consulting expense - current portion	339	510
Other current assets	396	202
Total current assets	26,422	28,500

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,540 at June 30, 2012 and $1,774 at December 31, 2011	564	429
GOODWILL	3,968	3,939
FINANCING RECEIVABLES, net	5	16
DEFERRED RELATED PARTY CONSULTING EXPENSE	-	85
OTHER ASSETS	1,096	1,337
	$32,055	$34,306
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$456	$273
Accrued commissions	2,336	3,889
Accrued expenses and other liabilities	2,724	2,531
Sales tax payable	392	355
Income taxes payable	89	278
Deferred revenue - current portion	10,685	9,484
Deferred gain on sale-leaseback of building - current portion	4	31
Deferred tax liability, net	112	112
Notes payable due to related party	3	193
Total current liabilities	16,801	17,146

LONG-TERM LIABILITIES
Deferred revenue	4,513	5,743
Other long-term liabilities	117	141
Total long-term liabilities	4,630	5,884

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2012, and December 31, 2011	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
158,746,910 and 153,186,295 shares issued and outstanding
at June 30, 2012 and December 31, 2011	159	153
Additional paid-in capital	60,771	60,188
Accumulated deficit	(50,304)	(49,065)
Accumulated other comprehensive loss	(2)	-
Total stockholders’ equity	10,624	11,276
	$32,055	$34,306
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenues
Equipment sales	$2,509	$1,086	$1,056	$558
Equipment rentals and services	1,032	1,119	499	542
Commissions	10,199	7,815	6,142	4,075
Total revenues	13,740	10,020	7,697	5,175

Cost of revenues
Cost of sales, equipment	1,022	748	416	355
Cost of equipment rentals and services	551	478	258	213
Cost of commissions	2,456	2,049	1,493	1,119
Total cost of revenues	4,029	3,275	2,167	1,687
Gross profit	9,711	6,745	5,530	3,488

Operating expenses
Selling, general and administrative	10,665	7,944	5,335	4,314
Research and development	272	243	120	134
Total operating expenses	10,937	8,187	5,455	4,448
Operating (loss) income	(1,226)	(1,442)	75	(960)

Other income (expenses)
Interest and financing costs	(3)	(25)	-	(24)
Interest and other income, net	30	18	58	17
Amortization of deferred gain on
sale-leaseback of building	27	27	13	13
Total other income (expenses), net	54	20	71	6

(Loss) income before income taxes	(1,172)	(1,422)	146	(954)
Income tax expense	(116)	-	(92)	(2)
Net (loss) income	(1,288)	(1,422)	54	(956)

Preferred stock dividends	-	(279)	-	(151)
Net (loss) income applicable to common stockholders	(1,288)	(1,701)	54	(1,107)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2)	-	21	-
Comprehensive (loss) income	$(1,290)	$(1,701)	$75	$(1,107)

(Loss) earnings per common share
- basic and diluted	$(0.01)	$(0.01)	$0.00	$(0.01)

Weighted average common shares outstanding
- basic	156,225	114,077	158,072	116,198
- diluted	156,225	114,077	161,806	116,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net loss	$(1,288)	$(1,422)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization of property and equipment	103	74
Amortization of deferred gain on sale-leaseback of building	(27)	(27)
Provision for doubtful accounts and commission adjustments	(3)	9
Amortization of deferred distributor costs	-	63
Share-based compensation	231	203
Amortization of deferred consulting expense	288	208
Changes in operating assets and liabilities:
Accounts and other receivables	11,716	8,653
Receivables due from related parties	186	-
Inventories, net	119	(257)
Finance receivables	9	9
Deferred commission expense	(442)	(168)
Other current assets	(212)	(96)
Other assets	230	(33)
Accounts payable	183	249
Accrued commissions	(1,553)	(94)
Accrued expenses and other liabilities	203	(602)
Sales tax payable	36	9
Income taxes payable	(190)	(1)
Deferred revenue	(29)	(1,277)
Trade payable due to related party	-	(243)
Other long-term liabilities	(36)	(591)
Net cash provided by operating activities	9,524	4,666

Cash flows from investing activities
Purchases of property and equipment	(204)	(16)
Purchases of short-term investments	-	(40)
Net cash used in investing activities	(204)	(56)

Cash flows from financing activities
Proceeds from exercise of warrant	343	-
Repayment of note payable	-	(294)
Repayment of notes payable due to related party	(190)	-
Proceeds from issuance of preferred stock	-	150
Net cash provided by (used in) financing activities	153	(144)
Effect of exchange rate differences on cash	16	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,489	4,466
Cash and cash equivalents - beginning of period	2,294	3,101
Cash and cash equivalents - end of period	$11,783	$7,567

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$5	$4
Income taxes paid	$242	$5

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$20	$63
Accrued preferred stock dividends	$-	$279
Issuance of preferred stock in satisfaction of accrued dividend	$-	$101
Common shares issued for consulting agreements	$-	$1,070

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, (MI)) and cardiogenic shock.  In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.

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

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the consolidated condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated condensed financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2011, as filed with the SEC. These consolidated condensed financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

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

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the marketing of other medical devices.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the execution of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	(in thousands)
	As of or for the three months ended June 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,555	$6,142	$-	$7,697
Operating income/(loss)	$(197)	$681	$(409)	$75
Total assets	$9,323	$11,558	$11,174	$32,055
Accounts and other receivables, net	$1,151	$7,833	$-	$8,984
Deferred commission expense	$-	$3,490	$-	$3,490

	As of or for the three months ended June 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,100	$4,075	$-	$5,175
Operating loss	$(475)	$(386)	$(99)	$(960)
Total assets	$4,440	$6,330	$7,687	$18,457
Accounts and other receivables, net	$749	$3,552	$-	$4,301
Deferred commission expense	$-	$2,703	$-	$2,703

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	(In thousands)
	As of or for the six months ended June 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,541	$10,199	$-	$13,740
Operating loss	$(353)	$(115)	$(758)	$(1,226)
Total assets	$9,323	$11,558	$11,174	$32,055
Accounts and other receivables, net	$1,151	$7,833	$-	$8,984
Deferred commission expense	$-	$3,490	$-	$3,490

	As of or for the six months ended June 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,205	$7,815	$-	$10,020
Operating loss	$(741)	$(418)	$(283)	$(1,442)
Total assets	$4,440	$6,330	$7,687	$18,457
Accounts and other receivables, net	$749	$3,552	$-	$4,301
Deferred commission expense	$-	$2,703	$-	$2,703

For the three months ended June 30, 2012 and 2011, GE Healthcare accounted for 80% and 79% of revenue, respectively.  For the six months ended June 30, 2012 and 2011, GE Healthcare accounted for 74% and 78% of revenue, respectively.   Also, GE Healthcare accounted for $7.7 million, or 86%, and $19.7 million, or 95%, of accounts and other receivables at June 30, 2012 and December 31, 2011, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the six-month period ended June 30, 2012, the Company granted 500,000 restricted shares of common stock, valued at $120,000 to an officer, of which half vested immediately and the remainder one year thereafter.  During the three months ended June 30, 2011, 166,279 shares of restricted common stock valued at $73,500 were granted to directors, and 366,279 shares of restricted common stock valued at $135,500 were granted to directors during the six months ended June 30, 2011.

During the six-month periods ended June 30, 2012 and 2011, the Company did not grant any stock options.

For the three and six months ended June 30, 2012, the Company granted 2,190,000 shares of restricted common stock valued at $548,000 to non-officer employees in its VasoHealthcare subsidiary in conjunction with the extension of the GEHC Agreement in June 2012.  For the three and six months ended June 30, 2011, the Company granted 10,000 shares of restricted common stock valued at $6,800 to non-officer employees.

Share-based compensation expense recognized for the three and six months ended June 30, 2012 was $102,000 and $231,000, respectively,  and $77,000 and $203,000 for the three and six months ended June 30, 2011, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Expense for share-based arrangements was $136,000 and $288,000 for the three and six months ended June 30, 2012, respectively, and $162,000 and $208,000 for the three and six months ended June 30, 2011, respectively.  Unrecognized expense related to existing share-based arrangements is approximately $1.3 million at June 30, 2012 and will be recognized through July 2013.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE E – EARNINGS (LOSS) PER COMMON SHARE

 Basic earnings per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Basic and diluted (loss) per common share was ($0.01) for the six months ended June 30, 2012 and 2011.  Basic and diluted earnings (loss) per share for the three months ended June 30, 2012 and 2011 were $0.00 and ($0.01), respectively.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common stock equivalents.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	156,225	114,077	158,072	116,198
Dilutive effect of share-based compensation	-	-	1,334	-
Contingently issuable shares	-	-	2,400	-
Diluted weighted average shares outstanding	156,225	114,077	161,806	116,198

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the six and three months ended June 30, 2012 and 2011, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the six months ended		For the three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	1,810	1,864	260	1,864
Warrants	1,500	4,286	1,500	4,286
Contingently issuable shares	2,400	-	-	-
Convertible preferred stock	-	30,668	-	30,668
Common stock grants	4,918	3,913	375	3,913
	10,628	40,731	2,135	40,731

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,834	$-	$-	$9,834
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,944	$-	$-	$9,944

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$1,313	$-	$-	$1,313
Investment in certificates of deposit (included in short-term investments)	110			110
	$1,423	$-	$-	$1,423

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2012 and December 31, 2011:

	(in thousands)
	June 30, 2012	December 31, 2011
	(unaudited)
Trade receivables	$10,804	$22,737
Due from employees	145	121
Allowance for doubtful accounts and
commission adjustments	(1,965)	(2,163)
Accounts and other receivables, net	$8,984	$20,695

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	June 30, 2012	December 31, 2011
	(unaudited)
Raw materials	$938	$842
Work in process	575	528
Finished goods	772	1,051
	$2,285	$2.421

At June 30, 2012 and December 31, 2011, the Company had reserves for excess and obsolete inventory of $546,000 and $606,000, respectively.

NOTE I– BUSINESS COMBINATION

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns subsidiaries which own and control Life Enhancement Technology Ltd (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively, as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition includes a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.  The Company is completing its evaluation of FGE’s calendar year 2011 results and believes it is likely that the targets have been met and the shares will be issued.

LET, based in Foshan, Guangdong, China, is Vasomedical’s supplier for its proprietary Enhanced External Counterpulsation (EECP®) systems, including certain Lumenair systems and all AngioNew® systems. Biox, a developer and manufacturer of ambulatory monitoring devices, is located in Wuxi, Jiangsu, China, and is Vasomedical’s supplier of the BIOX series ECG Holter recorder and analysis software as well as ambulatory blood pressure monitoring systems. Vasomedical has obtained FDA clearance to market these products in the United States.  The acquisition of LET provides Vasomedical with consolidated technical and manufacturing capability in its EECP business which has significantly increased gross margins and will enable the Company to meet anticipated increasing demand for its EECP systems.  The acquisition of Biox greatly enhances Vasomedical's distribution network, technology and product portfolio, and with combined market and sales efforts of the two companies, has improved performance and profitability of Vasomedical's equipment segment.

The operating results of FGE are included in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the six and three months ended June 30, 2012.  The Consolidated Condensed Balance Sheet as of June 30, 2012 reflects the acquisition of FGE, effective September 2, 2011.  The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:
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

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands)
Cash and cash equivalents	$442
Accounts receivable and other current assets	283
Inventories	476
Property and equipment	32
Goodwill	3,968
Accounts payable and other current liabilites	(1,222)
Net assets acquired	$3,979

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of FGE as well as FGE’s projected growth and profitability.  The goodwill is not expected to be deductible for tax purposes.

After elimination of intercompany transactions which reduce the income from FGE, the amounts of revenue and net loss of FGE included in the Company’s Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2012 was $910,000 and $24,000, respectively, and $332,000 and $110,000, respectively, for the three months ended June 30, 2012.  The effect of FGE’s loss on earnings per share for the six and three months ended June 30, 2012 was $0.00.

The following supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2009:
	(in thousands except per share data)
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenue	$13,740	$10,621	$7,697	$5,401

Net (loss) income	$(1,105)	$(957)	65	(683)

Basic and diluted (loss) earnings per share	$(0.01)	$(0.01)	$0.00	$(0.01)

NOTE J – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,968,000 and $3,939,000 was recorded on the Company’s Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, respectively, pursuant to the acquisition of FGE in September 2011.  The increase in goodwill resulted from the recording of additional pre-acquisition dividend liabilities to prior owners. All of the goodwill was allocated to the Company’s Equipment segment.

The Company’s other intangible assets consist of capitalized patent costs, as follows:

	(in thousands)
	June 30, 2012	December 31, 2011
	(unaudited)
Patent Costs
Costs	$469	$469
Accumulated amortization	(426)	(413)
	$43	$56

Patents are included in other assets in the accompanying Consolidated Condensed Balance Sheets.  Amortization expense amounted to $6,000 and $9,000 for the three months ended June 30, 2012 and 2011, respectively, and $13,000 and $19,000 for the six months ended June 30, 2012 and 2011, respectively.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
	(in thousands)
	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$15,227	$12,637	$14,781	$10,792
Additions:
Deferred extended service contracts	700	730	373	333
Deferred in-service and training	20	18	15	10
Deferred service arrangements	55	45	30	30
Deferred commission revenues	4,080	4,143	2,731	3,117
Recognized as revenue:
Deferred extended service contracts	(557)	(604)	(282)	(290)
Deferred in-service and training	(15)	(16)	(13)	(8)
Deferred service arrangements	(43)	(35)	(21)	(19)
Deferred commission revenues	(4,269)	(5,558)	(2,416)	(2,605)
Deferred revenue at end of period	15,198	11,360	15,198	11,360
Less: current portion	10,685	8,047	10,685	8,047
Long-term deferred revenue at end of period	$4,513	$3,313	$4,513	$3,313

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

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $82,000 and $149,000 were billed by the firm through the three and six months ended June 30, 2012, respectively, at which date no amounts were outstanding.

Mr. Rios is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement (the “Agreement”) with Edgary Consultants, LLC (“Consultant”).  The Agreement commenced on March 1, 2011 and runs for a two year term.  The Agreement provides for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.  More specifically, Consultant will be assisting the Company in the following areas:

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

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, a director performed consulting services for the Company aggregating approximately $10,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $159,000 were collected during the six months ended June 30, 2012.

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

The 2010 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as compensation for services rendered to the Company.

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

As of June 30, 2012, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company.  As of June 30, 2012, 755,000 shares have been forfeited.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 vested immediately with the remainder vesting over a one year period.  In June 2012, 2,190,000 additional shares of restricted common stock were granted to non-officer employees in conjunction with the extension of the GEHC Agreement, vesting at various times through July 1, 2013.  In July 2012, 500,000 shares of restricted common stock were granted to non-officer employees, of which 250,000 vest within one year and the remainder one year thereafter.

No options were issued under the 2010 Plan during the six months ended June 30, 2012 and 2011.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE.  In addition, up to 2,400,000 shares of common stock are contingently issuable should FGE attain certain operating targets for the twelve months ending December 31, 2011.  The Company is completing its evaluation of FGE’s calendar year 2011 results and believes it is likely that the targets have been met and the shares will be issued.  The aggregate value of the aforementioned noncash consideration relative to the FGE acquisition was $2,979,000.

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

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of June 30, 2012, 30,668,500 shares of common stock had been issued for 306,685 shares of Series E Preferred.

For the three and six months ended June 30, 2011, the Company sold 0 and 9,375 shares of Series E Preferred aggregating $150,000, and recorded dividends totaling $151,000 and $279,000, respectively.  Included in such dividends is the recognition of the value of the embedded beneficial conversion feature of the Series E Preferred, which reflects the difference between the conversion price and the market price at time of investment. The amounts included in the dividends reported attributable to this beneficial conversion feature are $91,000 and $156,000 for the three and six months ended June 30, 2011, respectively.  These are noncash dividends requiring no payment and ceased on conversion of the Series E Preferred to common stock.

NOTE N – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GE Healthcare, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extends the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

In conjunction with the extension of the GEHC Agreement, the Company granted VasoHealthcare employees both stock and cash-based performance incentives for the ensuing year.  The incentives provide for cash payments of up to $2.2 million and 2.2 million shares of restricted common stock grants and vest at various times through July 1, 2013.  A condition of the incentives is that the employees remain continuously employed through the vesting dates.

Vasomedical, Inc. and Subsidiarires

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets.

In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.

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

New Accounting Pronouncements - Adoption of New Standards

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Consolidated Results of Operations

Three Months Ended June 30, 2012 and June 30, 2011

Total revenue for the three months ended June 30, 2012 and June 30, 2011, was $7,697,000 and $5,175,000, respectively, an increase of $2,522,000, or 49%. Net income for the three months ended June 30, 2012 was $54,000 compared to a net loss of $956,000 for the three months ended June 30, 2011.  We reported net income applicable to common stockholders of $54,000 for the second quarter of fiscal year 2012 compared to a net loss applicable to common stockholders of $1,107,000 for the second quarter of fiscal year 2011. The change from net loss to net income applicable to common stockholders was primarily attributable to a $2,042,000 increase in gross profit, partially offset by a $1,021,000 increase in selling, general and administrative (“SG&A”) costs (of which $625,000 was attributable to VasoHealthcare).  Our total net earnings (loss) was $0.00 and ($0.01) per basic and diluted common share for the three months ended June 30, 2012 and 2011, respectively.

Revenues

Revenue in our Equipment segment increased by $455,000, or 41%, to $1,555,000 for the three-month period ended June 30, 2012 from $1,100,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $498,000, or 89%, to $1,056,000 for the three-month period ended June 30, 2012 as compared to $558,000 for the same period in the prior year. The increase in equipment sales is due primarily to an increase in the number of EECP® units shipped as well as an increase in the sales price per EECP® unit, partially offset by a decrease in sales of other medical equipment, and by the inclusion of $332,000 in equipment sales generated by our Chinese subsidiaries acquired in September, 2011.

Vasomedical, Inc. and Subsidiaries

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

Equipment segment revenue from equipment rental and services decreased 8% to $499,000 in the second quarter of 2012 from $542,000 in the second quarter of 2011. Revenue from equipment rental and services represented 32% and 49% of total Equipment segment revenue in the second quarters of fiscal 2012 and fiscal 2011, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part revenue.

Commission revenues in the Sales Representation segment were $6,142,000 in the second quarter of 2012, as compared to $4,075,000 in the second quarter of 2011, an increase of 51%.  The increase in commission revenue in the second quarter of 2012 is due to increased volume of equipment delivered as well as higher blended commission rates.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the Consolidated Condensed Balance Sheet.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues earned in the first and fourth quarters typically reflect a higher blended commission rate than revenues earned in the second and third quarters.  As of June 30, 2012, $13,896,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $4,068,000 is long-term.  At June 30, 2011, $10,275,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $2,980,000 was long-term.

Gross Profit

The Company had a gross profit of $5,530,000 in the second quarter of 2012 compared to $3,488,000 in the second quarter of the prior year, an increase of 59%.  Equipment segment gross profit increased to $881,000, or 57% of Equipment segment revenues, for the second quarter of 2012 compared to $532,000 or 48% of Equipment segment revenues, for the same quarter of 2011.  Equipment segment gross profit was favorably impacted both in absolute dollars and gross profit percentage by the $332,000 in sales of other medical equipment sold through our Chinese subsidiaries in the second quarter of 2012.  In addition, gross profit on EECP® equipment improved due to lower costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $4,649,000, or 76%, for the three months ended June 30, 2012 as compared to $2,956,000, or 73%, for the three months ended June 30, 2011.  The increase was due both to higher sales volume and higher blended commission rates in the second quarter of 2012.  Cost of commissions of $1,493,000 and $1,119,000, for the three months ended June 30, 2012 and 2011, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries
Operating Income (Loss)

Operating income was $75,000 for the three months ended June 30, 2012 as compared to an operating loss of $960,000 for the three months ended June 30, 2011, an improvement of $1,035,000.  The improvement in operating income was primarily attributable to improved operating performance in the Sales Representation segment, where operating income was $681,000 for the second quarter of 2012 compared to an operating loss of $386,000 in the same quarter of the prior year, partially offset by higher corporate expenses.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2012 and 2011 were $5,335,000, or 69% of revenues, and $4,314,000, or 83% of revenues, respectively, reflecting an increase of $1,021,000 or approximately 24%. The increase in SG&A expenditures in the second quarter of 2012 resulted primarily from increased sales and marketing costs in both segments, including SG&A costs of the recently acquired Chinese entities, and higher corporate compensation costs.

During the second quarter of 2012, the Company recorded a reduction in its provision for doubtful accounts and commission adjustments of $9,000 as compared to the second quarter of 2011 when the Company recorded a reduction in its provision for doubtful accounts and commission adjustments of $3,000.

Research and development (“R&D”) expenses of $120,000, or 2% of revenues, for the second quarter of 2012 decreased by $14,000, or 10%, from $134,000, or 3% of revenues, for the second quarter of 2011. The decrease is primarily attributable to a decrease in clinical research expenses.

Interest and Financing Costs

No interest and financing costs were incurred in the second quarter of 2012, as compared to $24,000 incurred in the second quarter of 2011.  Interest and financing costs for the second quarter of 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the second quarters of 2012 and 2011, was $58,000 and $17,000, respectively. The increase of $41,000 in the second quarter of 2012 is due primarily to value-added tax refunds recognized by our Chinese subsidiaries, as well as to higher interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the second quarters of 2012 and 2011 was $13,000.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the second quarter of year 2012 we recorded a provision for income taxes of $84,000 as compared to a provision of $2,000 for the second quarter of 2011.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Six Months Ended June 30, 2012 and June 30, 2011

Total revenue for the six months ended June 30, 2012 and June 30, 2011, was $13,740,000 and $10,020,000, respectively, an increase of $3,720,000, or 37%. Net loss for the six months ended June 30, 2012 was $1,288,000 compared to a net loss of $1,422,000 for the six months ended June 30, 2011.  We reported net loss applicable to common stockholders of $1,288,000 for the first two quarters of 2012 compared to a net loss applicable to common stockholders of $1,701,000 for the first two quarters of 2011. The decrease in net loss applicable to common stockholders was primarily attributable to a $2,966,000 increase in gross profit and $279,000 reduction in preferred stock dividends, partially offset by a $2,721,000 increase in selling, general and administrative (“SG&A”) costs (of which $1,674,000 was attributable to VasoHealthcare).  Our total net loss was $0.01 per basic and diluted common share for the six months ended June 30, 2012 and 2011.

Vasomedical, Inc. and Subsidiaries

Revenues

Revenue in our Equipment segment increased by $1,336,000, or 61%, to $3,541,000 for the six-month period ended June 30, 2012 from $2,205,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $1,423,000, or 131%, to $2,509,000 for the six-month period ended June 30, 2012 as compared to $1,086,000 for the same period in the prior year. The increase in equipment sales is due primarily to an increase in the number of EECP® units shipped as well as an increase in the sales price per EECP® unit, partially offset by a decrease in sales of other medical equipment, and by the inclusion of $910,000 in equipment sales generated by our Chinese subsidiaries acquired in September, 2011.

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

Equipment segment revenue from equipment rental and services decreased 8% to $1,032,000 in the first six months of 2012 from $1,119,000 in the first six months of 2011. Revenue from equipment rental and services represented 29% and 51% of total Equipment segment revenue in the first six months of 2012 and 2011, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service revenue.

Commission revenues in the Sales Representation segment were $10,199,000 in the first six months of 2012, as compared to $7,815,000 in the first six months of 2011, an increase of 30%.  The increase in commission revenue in the first six months of 2012 is due to increased volume of equipment delivered as well as higher blended commission rates.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the Consolidated Condensed Balance Sheet.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues earned in the first and fourth fiscal quarters typically reflect a higher blended commission rate than revenues earned in the second and third fiscal quarters.  As of June 30, 2012, $13,896,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $4,068,000 is long-term.  At June 30, 2011, $10,275,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $2,980,000 was long-term.

Gross Profit

The Company had a gross profit of $9,711,000 in the first six months of 2012 compared to $6,745,000 in the first six months of the prior year, an increase of 44%.  Equipment segment gross profit increased to $1,968,000, or 56% of Equipment segment revenues, for the first six months of 2012 compared to $979,000 or 44% of Equipment segment revenues, for the first six months of 2011.  Equipment segment gross profit was favorably impacted both in absolute dollars and gross profit percentage by the $910,000 in sales of other medical equipment sold through our Chinese subsidiaries in the first six months of 2012.  In addition, gross profit on EECP® equipment improved due to lower costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $7,743,000 for the six months ended June 30, 2012 as compared to $5,766,000 for the six months ended June 30, 2011.  Cost of commissions of $2,456,000 and $2,048,000, for the six months ended June 30, 2012 and 2011, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries
Operating Loss

Operating loss decreased by $216,000, or 15%, to $1,226,000 for the six months ended June 30, 2012 as compared to an operating loss of $1,442,000 for the six months ended June 30, 2011.  The decrease in operating loss was primarily attributable to lower operating losses in the Sales Representation segment of $303,000 and Equipment segment of $388,000, both arising from higher revenues and gross profit, partially offset by higher corporate expenses of $475,000.

Selling, general and administrative (“SG&A”) expenses for the first six months of 2012 and 2011 were $10,665,000, or 78% of revenues, and $7,944,000, or 79% of revenues, respectively, reflecting an increase of $2,721,000 or approximately 34%. The increase in SG&A expenditures in the first six months of 2012 resulted primarily from increased sales and marketing costs in both segments, including SG&A costs of the recently acquired Chinese entities, and higher corporate compensation costs.

During the first six months of 2012, the Company recorded a reduction in its provision for doubtful accounts and commission adjustments of $3,000 as compared to the first six months of 2011 when the Company increased its provision for doubtful accounts and commission adjustments by $9,000.

Research and development (“R&D”) expenses of $272,000, or 2% of revenues, for the first six months of 2012 increased by $29,000, or 12%, from $243,000, or 2% of revenues, for the first six months of 2011. The increase is primarily attributable to an increase in regulatory costs.

Interest and Financing Costs

Interest and financing costs for the first six months of 2012 and 2011 were $3,000 and $25,000, respectively.  Interest and financing costs for the first six months of 2012 consisted primarily of interest on the notes payable to a related party in one of the China subsidiaries.  Interest and financing costs for the first six months of 2011 consisted of interest on a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first six months of 2012 and 2011, was $30,000 and $18,000, respectively. The increase of $12,000 in the first six months of 2012 is due primarily to value-added tax refunds recognized by our Chinese subsidiaries, as well as to higher interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the first six months of 2012 and 2011 was $27,000.   The gain resulted from the Company’s sale-leaseback of its facility.

Income Tax Expense, Net

During the first six months of 2012 we recorded a provision for income taxes of $108,000 as compared to the first six months of 2011 when no tax expense was recognized.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and, in the first six months of 2011, from the issuance of the Company’s Series E Preferred Stock. At June 30, 2012, we had cash and cash equivalents of $11,783,000, short-term investments of $110,000 and working capital of $9,621,000 compared to cash and cash equivalents of $2,294,000, short-term investments of $110,000 and working capital of $11,354,000 at December 31, 2011.

Vasomedical, Inc. and Subsidiaries

Cash provided by operating activities was $9,524,000 during the first six months of 2012, which consisted of a net loss after adjustments to reconcile net loss to net cash of $696,000, offset by cash provided by operating assets and liabilities of $10,220,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $11,716,000, offset by a decrease in accrued commissions of $1,553,000 and an increase in deferred commission expense of $442,000.  As noted above, under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, which also has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of 2011 resulted in significant cash inflows in the first quarter of 2012.

Cash used in investing activities during the six-month period ended June 30, 2012 was $204,000 for the purchase of property and equipment.

Financing activities during the six-month period ended June 30, 2012 provided cash of $153,000, consisting of $343,000 provided through the exercise of warrants, offset by $190,000 for the repayment of notes payable to a related party.

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

While we expect to generate positive operating cash flows for 2012, the progressive nature of the commission rates under the GEHC Agreement can cause related cash inflows to vary widely during the year.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to insufficient controls and management review over the recording of certain transactions, and to lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and closing process at our China subsidiaries.  The Company intends to engage additional accounting personnel, including an accounting controller, and strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

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

Date:  August 14, 2012