Form 10-Q
period 2012-09-30
VASOMEDICAL, INC
filed 2012-11-20
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 15, 2012 – 162,917,996

Vasomedical, Inc. and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2012	December 31, 2011 (a)
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$9,691	$2,294
Short-term investments	110	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,086 at September 30,
2012 and $2,163 at December 31, 2011	8,388	20,695
Receivables due from related parties	41	196
Inventories, net	2,461	2,421
Financing receivables, net	21	19
Deferred commission expense	2,577	2,053
Deferred related party consulting expense - current portion	213	510
Other current assets	354	202
Total current assets	23,856	28,500

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,564 at September 30, 2012 and $1,774 at December 31, 2011	628	429
GOODWILL	3,200	3,168
FINANCING RECEIVABLES, net	-	16
DEFERRED RELATED PARTY CONSULTING EXPENSE	-	85
OTHER ASSETS, net	1,825	2,137
	$29,509	$34,335
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$312	$273
Accrued commissions	1,944	3,889
Accrued expenses and other liabilities	3,334	2,560
Sales tax payable	355	355
Income taxes payable	(37)	278
Deferred revenue - current portion	10,102	9,484
Deferred gain on sale-leaseback of building - current portion	-	31
Deferred tax liability, net	112	112
Notes payable due to related party	3	193
Total current liabilities	16,125	17,175

LONG-TERM LIABILITIES
Deferred revenue	4,896	5,743
Other long-term liabilities	127	141
Total long-term liabilities	5,023	5,884

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2012, and December 31, 2011	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
162,917,996 and 153,186,295 shares issued and outstanding
at September 30, 2012 and December 31, 2011	163	153
Additional paid-in capital	60,993	60,188
Accumulated deficit	(52,823)	(49,065)
Accumulated other comprehensive income	28	-
Total stockholders’ equity	8,361	11,276
	$29,509	$34,335
(a) Retroactively adjusted to give effect to measurement period adjustment (see Note I)
The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Equipment sales	$688	$410	$3,197	$1,495
Equipment rentals and services	375	390	1,407	1,509
Commissions	4,659	5,730	14,858	13,545
Total revenues	5,722	6,530	19,462	16,549

Cost of revenues
Cost of sales, equipment	282	200	1,304	949
Cost of equipment rentals and services	148	157	699	635
Cost of commissions	1,229	1,454	3,685	3,503
Total cost of revenues	1,659	1,811	5,688	5,087
Gross profit	4,063	4,719	13,774	11,462

Operating expenses
Selling, general and administrative	6,591	4,553	17,256	12,497
Research and development	131	140	403	382
Total operating expenses	6,722	4,693	17,659	12,879
Operating (loss) income	(2,659)	26	(3,885)	(1,417)

Other income (expenses)
Interest and financing costs	-	(3)	(3)	(28)
Interest and other income, net	93	33	123	51
Amortization of deferred gain on
sale-leaseback of building	4	13	31	40
Total other income (expenses), net	97	43	151	63

(Loss) income before income taxes	(2,562)	69	(3,734)	(1,354)
Income tax (expense) benefit	44	(5)	(72)	(4)
Net (loss) income	(2,518)	64	(3,806)	(1,358)

Preferred stock dividends	-	(1,180)	-	(1,459)
Net (loss) income applicable to common stockholders	(2,518)	(1,116)	(3,806)	(2,817)

Other comprehensive income (loss)
Foreign currency translation gain	30	2	29	2
Comprehensive loss	$(2,488)	$(1,114)	$(3,777)	$(2,815)

Loss per common share
- basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	159,018	149,524	157,162	126,023

The accompanying notes are an integral part of these consolidated condensed financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net loss	$(3,806)	$(1,358)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	296	118
Amortization of deferred gain on sale-leaseback of building	(31)	(40)
Provision for doubtful accounts and commission adjustments	(7)	15
Amortization of deferred distributor costs	-	177
Share-based compensation	559	295
Amortization of deferred consulting expense	416	367
Changes in operating assets and liabilities:
Accounts and other receivables	12,212	3,516
Receivables due from related parties	159	-
Inventories, net	(47)	(804)
Finance receivables	14	13
Deferred commission expense	(525)	(719)
Other current assets	(170)	55
Other assets	172	96
Accounts payable	39	(368)
Accrued commissions	(1,945)	840
Accrued expenses and other liabilities	813	(73)
Sales tax payable	(1)	45
Income taxes payable	(315)	4
Deferred revenue	(229)	838
Trade payable due to related party	-	(243)
Other long-term liabilities	(26)	(589)
Net cash provided by operating activities	7,578	2,185

Cash flows from investing activities
Purchases of property and equipment	(344)	(21)
Purchases of short-term investments	-	(41)
Acquisition of Fast Growth Enterprises	-	(1,000)
Cash acquired through purchase of Fast Growth Enterprises	-	442
Net cash used in investing activities	(344)	(620)

Cash flows from financing activities
Proceeds from exercise of warrant	343	-
Repayment of note payable	-	(294)
Repayment of notes payable due to related party	(190)	-
Proceeds from issuance of preferred stock	-	150
Net cash provided by (used in) financing activities	153	(144)
Effect of exchange rate differences on cash	10	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,397	1,421
Cash and cash equivalents - beginning of period	2,294	3,101
Cash and cash equivalents - end of period	$9,691	$4,522

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$5	$30
Income taxes paid	$411	$9

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$8	$93
Accrued preferred stock dividends	$-	$1,459
Common shares, warrants and contingent shares issued for acquisition	$-	$2,979
Fair value of assets acquired	$291	$4,469
Liabilities assumed through acquisition	$(291)	$(931)
Issuance of preferred stock in satisfaction of accrued dividend	$-	$224
Conversion of preferred stock to common stock	$-	$32
Common shares issued for consulting agreements	$-	$1,070

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

	(in thousands)
	As of or for the three months ended September 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,063	$4,659	$-	$5,722
Operating loss	$(838)	$(1,358)	$(463)	$(2,659)
Total assets	$8,595	$11,319	$9,595	$29,509
Accounts and other receivables, net	$1,059	$7,329	$-	$8,388
Deferred commission expense	$-	$3,635	$-	$3,635

	As of or for the three months ended September 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$800	$5,730	$-	$6,530
Operating income/(loss)	$(640)	$1,047	$(381)	$26
Total assets	$8,810	$12,405	$4,318	$25,533
Accounts and other receivables, net	$763	$9,260	$-	$10,023
Deferred commission expense	$-	$3,124	$-	$3,124

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	(in thousands)
	As of or for the nine months ended September 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,604	$14,858	$-	$19,462
Operating loss	$(1,191)	$(1,473)	$(1,221)	$(3,885)
Total assets	$8,595	$11,319	$9,595	$29,509
Accounts and other receivables, net	$1,059	$7,329	$-	$8,388
Deferred commission expense	$-	$3,635	$-	$3,635

	As of or for the nine months ended September 30, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,005	$13,545	$-	$16,550
Operating income/(loss)	$(1,382)	$628	$(663)	$(1,417)
Total assets	$8,810	$12,405	$4,318	$25,533
Accounts and other receivables, net	$763	$9,260	$-	$10,023
Deferred commission expense	$-	$3,124	$-	$3,124

For the three months ended September 30, 2012 and 2011, GE Healthcare accounted for 81% and 88% of revenue, respectively.  For the nine months ended September 30, 2012 and 2011, GE Healthcare accounted for 76% and 82% of revenue, respectively.   Also, GE Healthcare accounted for $7.2 million, or 86%, and $19.7 million, or 95%, of accounts and other receivables at September 30, 2012 and December 31, 2011, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated condensed financial statements based on their estimated fair values.

During the three and nine-month periods ended September 30, 2012, the Company granted 0 and 500,000 restricted shares of common stock, valued at $120,000 to an officer, of which half vested immediately and the remainder one year thereafter.  During the three months ended September 30, 2011, 100,000 shares of restricted common stock valued at $35,000 were granted to officers and directors, and 466,279 shares of restricted common stock valued at $170,500 were granted to officers and directors during the nine months ended September 30, 2011.

During the nine-month periods ended September 30, 2012 and 2011, the Company did not grant any stock options.

For the three and nine months ended September 30, 2012, the Company granted 500,000 and 2,690,000 shares of restricted common stock valued at $130,000 and $678,000 to non-officer employees in its VasoHealthcare subsidiary in conjunction with the extension of the GEHC Agreement in June 2012.  For the three and nine months ended September 30, 2011, the Company granted 0 and 10,000 shares of restricted common stock, respectively, valued at $6,800 to other non-officer employees.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Share-based compensation expense recognized for the three and nine months ended September 30, 2012 was $328,000 and $559,000, respectively,  and $92,000 and $295,000 for the three and nine months ended September 30, 2011, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the consolidated condensed statements of operations.  Expense for share-based arrangements was $128,000 and $416,000 for the three and nine months ended September 30, 2012, respectively, and $159,000 and $367,000 for the three and nine months ended September 30, 2011, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $806,000 at September 30, 2012 and will be recognized through July 2013.

NOTE E – LOSS PER COMMON SHARE

 Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

  The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	1,810	1,810	1,810	1,810
Warrants	1,500	5,786	1,500	5,786
Contingently issuable shares	-	2,000	-	2,000
Common stock grants	3,260	2,903	3,260	2,903
	6,570	12,499	6,570	12,499

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,604	$-	$-	$8,604
Investment in certificates of deposit (included in short-term investments)	110			110
	$8,714	$-	$-	$8,714

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$1,313	$-	$-	$1,313
Investment in certificates of deposit (included in short-term investments)	110			110
	$1,423	$-	$-	$1,423

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2012 and December 31, 2011:

	(in thousands)
	September 30, 2012	December 31, 2011
	(unaudited)
Trade receivables	$10,349	$22,737
Due from employees	125	121
Allowance for doubtful accounts and
commission adjustments	(2,086)	(2,163)
Accounts and other receivables, net	$8,388	$20,695

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement.  Due from employees is primarily commission advances made to sales personnel.

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	September 30, 2012	December 31, 2011
	(unaudited)
Raw materials	$1,087	$842
Work in process	521	528
Finished goods	853	1,051
	$2,461	$2,421

At September 30, 2012 and December 31, 2011, the Company had reserves for excess and obsolete inventory of $540,000 and $606,000, respectively.

NOTE I– BUSINESS COMBINATION

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns subsidiaries which own and control Life Enhancement Technology Ltd (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively, as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition included a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.  The Company completed its evaluation of FGE’s calendar year 2011 performance targets and determined that the targets were met, resulting in the issuance of 2.4 million shares to the prior owners in September 2012.

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

The operating results of FGE are included in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the three and nine months ended September 30, 2012.    The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands)
Cash	$1,000
Vasomedical, Inc. common stock ($0.42 per share)	2,100
Vasomedical, Inc. warrants to purchase common stock	304
Contingent issuance of Vasomedical, Inc. common stock ($0.42 per share)	575
Total purchase price	$3,979

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 2, 2011 (the acquisition date).  The purchase price was allocated based on the information  available as of the acquisition date, and subsequently adjusted (measurement period adjustments) after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The measurement period adjustments were completed during the quarter ended September 30, 2012 (within a year of the acquisition date).  The accompanying Consolidated Condensed Balance Sheet as of December 31, 2011 has been retroactively adjusted to include the effect of the measurement period adjustment.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	(in thousands)
	As initially reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$442	$-	$442
Accounts receivable and other current assets	591	(308)	283
Inventories	670	(194)	476
Property and equipment	32	-	32
Goodwill	3,175	(7)	3,168
Customer lists	-	800	800
Accounts payable and other current liabilites	(931)	(291)	(1,222)
Net assets acquired	$3,979	$-	$3,979

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of FGE as well as FGE’s projected growth and profitability.  The goodwill is not expected to be deductible for tax purposes.  Customer lists were valued based on sales history of certain recurring customers and the timing of expected future revenues.

After elimination of intercompany transactions, which reduce the income from FGE, the amounts of revenue and net loss of FGE included in the Company’s Consolidated Condensed Statement of Operations and Comprehensive Loss for the three months ended September 30, 2012 was $271,000 and $189,000, respectively, and $1,181,000 and $299,000, respectively, for the nine months ended September 30, 2012.  For the three and nine months ended September 30, 2011, the amounts of revenue and net loss of FGE included in the Company’s Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) were $96,000 and $24,000, respectively.  The effect of FGE’s loss on earnings per share for the three and nine months ended September 30, 2012 and September 30, 2011 was $0.00.

The following supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2009 (amounts in thousands, except per share amounts):

	(in thousands except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$5,722	$6,605	$19,462	$17,225

Net (loss) income	(2,515)	19	(3,620)	(937)

Basic and diluted (loss) earnings per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE J – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,200,000 and $3,168,000 (retroactively adjusted to give effect to measurement period adjustment) was recorded on the Company’s Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

Carrying Amount

Balance at December 31, 2011	$3,168
Foreign currency translation	32
Balance at September 30, 2012	$3,200

The Company’s other intangible assets consist of capitalized customer lists and patent costs, as follows:

	(in thousands)
	September 30, 2012	December 31, 2011 (a)
Other intangibles, net	(unaudited)
Customer lists, net	$676	$800
Patents, net	37	56
	$713	$856
(a)	Retroactively adjusted to give effect to measurement period adjustment.

Patents and customer lists are included in other assets in the accompanying Consolidated Condensed Balance Sheets and customer lists are amortized on a straight line basis over their estimated useful life of seven years.  The useful life was estimated based on the length of time the customer is expected to remain active.  Amortization expense amounted to $130,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively, and $143,000 and $28,000 for the nine months ended September 30, 2012 and 2011, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$15,198	$11,360	$15,228	$12,637
Additions:
Deferred extended service contracts	288	240	987	968
Deferred in-service and training	13	10	33	28
Deferred service arrangements	20	20	75	65
Deferred commission revenues	2,037	4,941	6,116	9,085
Recognized as revenue:
Deferred extended service contracts	(283)	(269)	(840)	(872)
Deferred in-service and training	(10)	(8)	(25)	(23)
Deferred service arrangements	(22)	(21)	(64)	(55)
Deferred commission revenues	(2,243)	(2,798)	(6,512)	(8,358)
Deferred revenue at end of period	14,998	13,475	14,998	13,475
Less: current portion	10,102	10,042	10,102	10,042
Long-term deferred revenue at end of period	$4,896	$3,433	$4,896	$3,433

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

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company.  Fees of approximately $30,000 and $102,000 were billed by the firm through the three and nine months ended September 30, 2011, respectively, and approximately $60,000 and $194,000 were billed by the firm through the three and nine months ended September 30, 2012, respectively, at which date no amounts were outstanding.

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

In consideration for the services to be provided by Consultant under the Agreement, the Company has agreed to issue to Consultant or its designees, approximately 10% of the outstanding capital stock of the Company, of which the substantial portion (in excess of 82%) is performance based as referenced above. In conjunction with the Agreement, 3,000,000 shares of restricted common stock valued at $1,020,000 were issued in March 2011.  In connection with the Agreement, Mr. Lieberman received 600,000 of these restricted shares.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012, a director performed consulting services for the Company aggregating approximately $10,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $159,000 were collected during the nine months ended September 30, 2012.

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

As of September 30, 2012, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company.  As of September 30, 2012, 840,000 shares have been forfeited.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 vested immediately with the remainder vesting over a one year period.  In June 2012, 2,190,000 additional shares, vesting at various times through July 1, 2013, of restricted common stock were granted to non-officer employees in conjunction with the extension of the GEHC Agreement, of which 185,500 shares had been forfeited as of September 30, 2012.  In July 2012, 500,000 shares of restricted common stock were granted to non-officer employees, of which 250,000 vest in June 2013 and the remainder in June 2014.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

No options were issued under the 2010 Plan during the nine months ended September 30, 2012 and 2011.

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE.  In addition, 2,400,000 shares of common stock were issued, under the terms of the purchase agreement, in September 2012 to former owners of FGE for attaining certain operating targets for the twelve months ending December 31, 2011.    The aggregate value of the aforementioned noncash consideration relative to the FGE acquisition, recorded as of the September 2, 2011 acquisition date, was $2,979,000 (see Note I).

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

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of September 30, 2012, 30,668,500 shares of common stock had been issued for 306,685 shares of Series E Preferred.

For the three and nine months ended September 30, 2011, the Company sold 0 and 9,375 shares of Series E Preferred aggregating $150,000, and recorded dividends totaling $1,180,000 and $1,459,000, respectively.  Included in such dividends is the recognition of the value of the embedded beneficial conversion feature of the Series E Preferred, which reflects the difference between the conversion price and the market price at time of investment. The amounts included in the dividends reported attributable to this beneficial conversion feature are $1,180,000 and $1,336,000 for the three and nine months ended September 30, 2011, respectively.  These are noncash dividends requiring no payment and ceased on conversion of the Series E Preferred to common stock.

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

In conjunction with the extension of the GEHC Agreement, the Company granted VasoHealthcare employees both stock and cash-based performance incentives for the ensuing year.  The incentives provide for cash payments of up to $2.2 million and 2.2 million shares of restricted common stock grants and vest at various times through July 1, 2013.  A condition of the incentives is that the employees remain continuously employed through the vesting dates.  As of September 30, 2012, approximately $1.3 million and 1.3 million shares remain unvested.

Vasomedical, Inc. and Subsidiaries

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

The Company will seek to improve profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions.

Vasomedical, Inc. and Subsidiaries
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

Consolidated Results of Operations

Three months ended September 30, 2012 and September 30, 2011

Total revenue for the three months ended September 30, 2012 and September 30, 2011, was $5,722,000 and $6,530,000, respectively, a decrease of $808,000, or 12%. Net loss for the three months ended September 30, 2012 was $2,518,000 compared to net income of $64,000 for the three months ended September 30, 2011.  We a reported net loss applicable to common stockholders of $2,518,000 for the third quarter of fiscal year 2012 compared to a net loss applicable to common stockholders of $1,116,000 for the third quarter of fiscal year 2011. The increase in net loss applicable to common stockholders was primarily attributable to a $2,038,000 increase in selling, general and administrative (“SG&A”) costs (of which $1,557,000 was attributable to the Sales Representation segment), partially offset by a $1,180,000 decrease in preferred stock dividends.  Our total net loss was ($0.02) and ($0.01) per basic and diluted common share for the three months ended September 30, 2012 and 2011, respectively.

Vasomedical, Inc. and Subsidiaries

Revenues

Revenue in our Equipment segment increased by $263,000, or 33%, to $1,063,000 for the three-month period ended September 30, 2012 from $800,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $278,000, or 68%, to $688,000 for the three-month period ended September 30, 2012 as compared to $410,000 for the same period in the prior year. The increase in equipment sales is due to an increase of $175,000 in equipment sales generated by our Chinese subsidiaries acquired in September 2011 and an increase in the sales price per EECP® unit , partially offset by decreases in the number of EECP® and other medical equipment units shipped.

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

Equipment segment revenue from equipment rental and services decreased 4% to $375,000 in the third quarter of 2012 from $390,000 in the third quarter of 2011. Revenue from equipment rental and services represented 35% and 49% of total Equipment segment revenue in the third quarters of fiscal 2012 and fiscal 2011, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part revenue.

Commission revenues in the Sales Representation segment were $4,659,000 in the third quarter of 2012, as compared to $5,730,000 in the third quarter of 2011, a decrease of 19%.  The decrease in commission revenue in the third quarter of 2012 is due to a 15% decrease in volume of equipment delivered by GEHC.  In addition, third quarter 2011 revenue also exceeded third quarter 2012 revenue because a retroactive commission rate adjustment recorded in the third quarter of 2011 was, due to a change in contract terms which allowed us to recognize a higher commission rate earlier, recorded in the second quarter in 2012.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the Consolidated Condensed Balance Sheet.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues earned in the first and fourth quarters typically reflect a higher blended commission rate than revenues earned in the second and third quarters.  As of September 30, 2012, $13,689,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $4,378,000 is long-term.  At September 30, 2011, $12,417,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $3,106,000 was long-term.

Gross Profit

The Company had a gross profit of $4,063,000 in the third quarter of 2012 compared to $4,719,000 in the third quarter of the prior year, a decrease of 14%.  The decrease is principally due to the decrease in commission revenue discussed below.  Equipment segment gross profit increased to $633,000, or 60% of Equipment segment revenues, for the third quarter of 2012 compared to $443,000 or 55% of Equipment segment revenues, for the same quarter of 2011.  Equipment segment gross profit was favorably impacted both in absolute dollars and gross profit percentage by the $271,000 in sales of other medical equipment sold through our Chinese subsidiaries in the third quarter of 2012.  In addition, gross profit on EECP® equipment improved due to lower costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $3,430,000, or 74%, for the three months ended September 30, 2012 as compared to $4,276,000, or 75%, for the three months ended September 30, 2011.  The decrease was due to lower revenue in this segment, as explained above.  Cost of commissions of $1,229,000 and $1,454,000, for the three months ended September 30, 2012 and 2011, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries
Operating Income (Loss)

Operating income (loss) was $(2,659,000) for the three months ended September 30, 2012 as compared to operating income (loss) of $26,000 for the three months ended September 30, 2011, a decrease of $2,685,000.  The increase in operating loss was primarily attributable to lower operating performance in the Sales Representation segment, where operating loss was $1,358,000 for the third quarter of 2012 compared to operating income of $1,047,000 in the same quarter of the prior year.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2012 and 2011 were $6,591,000, or 115% of revenues, and $4,553,000, or 70% of revenues, respectively, reflecting an increase of $2,038,000 or approximately 45%. The increase in SG&A expenditures in the third quarter of 2012 resulted primarily from increased sales costs in the Sales Representation segment associated with the extension of the GEHC contract (see Note N), as well as increased sales, marketing and amortization costs in the Equipment segment which now includes SG&A costs - including a one-time charge of $300,000 in incentive compensation for certain key employees - of the recently acquired Chinese entities, and higher corporate compensation costs.

Research and development (“R&D”) expenses of $131,000, or 2% of revenues (12% of Equipment segment revenues), for the third quarter of 2012 decreased by $9,000, or 6%, from $140,000, or 2% of revenues (18% of Equipment segment revenues), for the third quarter of 2011. The decrease is primarily attributable to a decrease in clinical research expenses.

Interest and Financing Costs

No interest and financing costs were incurred in the third quarter of 2012, as compared to $3,000 incurred in the third quarter of 2011.  Interest and financing costs for the third quarter of 2011 consisted mainly of interest on related party trade payables.

Interest and Other Income, Net

Interest and other income for the third quarters of 2012 and 2011, was $93,000 and $33,000, respectively. The increase of $60,000 in the third quarter of 2012 is due primarily to value-added tax refunds recognized by our Chinese subsidiaries, as well as to higher interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the third quarters of 2012 and 2011 was $4,000 and $13,000, respectively.  The deferred gain was fully amortized in the third quarter of 2012.

Income Tax Expense, Net

During the third quarter of year 2012 we recorded an income tax benefit of $44,000 as compared to a provision of $5,000 for the third quarter of 2011.  The benefit arose from pre-tax losses at our Chinese subsidiaries.

Nine months ended September 30, 2012 and September 30, 2011

Total revenue for the nine months ended September 30, 2012 and September 30, 2011, was $19,462,000 and $16,549,000, respectively, an increase of $2,913,000, or 18%.  Net loss for the nine months ended September 30, 2012 was $3,806,000 compared to a net loss of $1,358,000 for the nine months ended September 30, 2011.  We reported net loss applicable to common stockholders of $3,806,000 for the first three quarters of 2012 compared to a net loss applicable to common stockholders of $2,817,000 for the first three quarters of 2011. The increase in net loss applicable to common stockholders was primarily attributable to a $4,759,000 increase in selling, general and administrative (“SG&A”) costs (of which $3,231,000 was attributable to the Sales Representation segment), partially offset by $2,312,000 increase in gross profit and $1,459,000 reduction in preferred stock dividends.  Our total net loss was $0.02 per basic and diluted common share for the nine months ended September 30, 2012 and 2011.

Vasomedical, Inc. and Subsidiaries
Revenues

Revenue in our Equipment segment increased by $1,600,000, or 53%, to $4,604,000 for the nine-month period ended September 30, 2012 from $3,004,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $1,702,000, or 114%, to $3,197,000 for the nine-month period ended September 30, 2012 as compared to $1,495,000 for the same period in the prior year. The increase in equipment sales is due primarily to an increase of $1,085,000 in equipment sales generated by our Chinese subsidiaries and an increase in the number of EECP® units shipped as well as an increase in the sales price per EECP® unit, partially offset by a decrease in sales of other medical equipment.

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

Equipment segment revenue from equipment rental and services decreased 7% to $1,407,000 in the first nine months of 2012 from $1,509,000 in the first nine months of 2011. Revenue from equipment rental and services represented 31% and 50% of total Equipment segment revenue in the first nine months of 2012 and 2011, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service revenue and lower accessory shipments.

Commission revenues in the Sales Representation segment were $14,858,000 in the first nine months of 2012, as compared to $13,545,000 in the first nine months of 2011, an increase of 10%.  The increase in commission revenue in the first nine months of 2012 is due to increased volume of equipment delivered.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the Consolidated Condensed Balance Sheet.  Due to the nature of our commission structure under the GEHC Agreement, wherein the Company earns progressively higher commission rates retroactively as calendar year targets are met, revenues earned in the first and fourth fiscal quarters typically reflect a higher blended commission rate than revenues earned in the second and third fiscal quarters.  As of September 30, 2012, $13,689,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $4,378,000 is long-term.  At September 30, 2011, $12,417,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $3,106,000 was long-term.

Gross Profit

The Company had a gross profit of $13,774,000 in the first nine months of 2012 compared to $11,462,000 in the first nine months of the prior year, an increase of 20%.  Equipment segment gross profit increased to $2,601,000, or 56% of Equipment segment revenues, for the first nine months of 2012 compared to $1,420,000 or 47% of Equipment segment revenues, for the first nine months of 2011.  Equipment segment gross profit was favorably impacted both in absolute dollars and gross profit percentage by the $1,181,000 in sales of other medical equipment sold through our Chinese subsidiaries in the first nine months of 2012.  In addition, gross profit on EECP® equipment improved due to lower costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $11,173,000 for the nine months ended September 30, 2012 as compared to $10,042,000 for the nine months ended September 30, 2011.  Cost of commissions of $3,685,000 and $3,503,000, for the nine months ended September 30, 2012 and 2011, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries

Operating Loss

Operating loss increased by $2,468,000, or 174%, to $3,885,000 for the nine months ended September 30, 2012 as compared to an operating loss of $1,417,000 for the nine months ended September 30, 2011.  The increase in operating loss was primarily attributable to lower operating performance in the Sales Representation segment, where operating loss was $1,473,000 for the first nine months of 2012 compared to operating income of $628,000 in the same period of 2011.  The decreased operating performance in the Sales Representation segment was driven mainly by $3,231,000 higher SG&A costs, partially offset by $1,131,000 higher gross profit.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2012 and 2011 were $17,256,000, or 89% of revenues, and $12,497,000, or 76% of revenues, respectively, reflecting an increase of $4,759,000 or approximately 38%.  The increase in SG&A expenditures in the first nine months of 2012 resulted primarily from increased sales costs in the Sales Representation segment associated with the extension of the GEHC contract, as well as increased sales, marketing and amortization costs in the Equipment segment which now includes SG&A costs - including a one-time charge of $300,000 in incentive compensation for certain key employees - of the recently acquired Chinese entities, and higher corporate compensation costs.

Research and development (“R&D”) expenses of $403,000, or 2% of revenues (9% of Equipment segment revenues), for the first nine months of 2012 increased by $21,000, or 5%, from $382,000, or 2% of revenues (13% of Equipment segment revenues), for the first nine months of 2011. The increase is primarily attributable to an increase in regulatory costs.

Interest and Financing Costs

Interest and financing costs for the first nine months of 2012 and 2011 were $3,000 and $28,000, respectively.  Interest and financing costs for the first nine months of 2012 consisted primarily of interest on the notes payable to a related party in one of the China subsidiaries.  Interest and financing costs for the first nine months of 2011 consisted of interest on related party trade payables and a short-term note to finance the Company’s insurance premiums.

Interest and Other Income, Net

Interest and other income for the first nine months of 2012 and 2011, was $123,000 and $51,000, respectively. The increase of $72,000 in the first nine months of 2012 is due primarily to value-added tax refunds recognized by our Chinese subsidiaries, as well as to higher interest earned on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the first nine months of 2012 and 2011 was $31,000 and $40,000, respectively.

Income Tax Expense, Net

During the first nine months of 2012 we recorded a provision for income taxes of $72,000 as compared to the first nine months of 2011 when we recorded a provision for income taxes of $4,000.  The increase arose primarily from foreign tax liabilities associated with the acquisition of FGE.

Vasomedical, Inc. and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital, and, in the first nine months of 2011, from the issuance of the Company’s Series E Preferred Stock. At September 30, 2012, we had cash and cash equivalents of $9,691,000, short-term investments of $110,000 and working capital of $7,731,000 compared to cash and cash equivalents of $2,294,000, short-term investments of $110,000 and working capital of $11,354,000 at December 31, 2011.

Cash provided by operating activities was $7,578,000 during the first nine months of 2012, which consisted of a net loss after adjustments to reconcile net loss to net cash of $2,573,000, offset by cash provided by operating assets and liabilities of $10,151,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $12,212,000, offset by a decrease in accrued commissions of $1,945,000 and an increase in deferred commission expense of $525,000.  As noted above, under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, which also has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactive to the beginning of the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of 2011 resulted in significant cash inflows in the first quarter of 2012.

Cash used in investing activities during the nine-month period ended September 30, 2012 was $344,000 for the purchase of property and equipment.

Financing activities during the nine-month period ended September 30, 2012 provided cash of $153,000, consisting of $343,000 provided from the exercise of warrants, offset by $190,000 for the repayment of notes payable to a related party.

Liquidity

The Company will seek to improve profitability through our recent accretive acquisition of the two Chinese medical device companies and by expanding our U.S. market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 due to insufficient controls and management review over the recording of certain transactions, and to lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and the closing process at our China subsidiaries.  The Company has engaged additional accounting personnel, including an accounting controller, and is in the process of strengthening its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

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

Date:  November 19, 2012