Form 10-K
period 2012-12-31
VASOMEDICAL, INC
filed 2013-04-01
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18105

VASOMEDICAL, INC.
(Exact name of registrant as specified in Its Charter)

Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

180 Linden Avenue, Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 997-4600
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value	OTCBB
(Title of Class)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ X ]

The aggregate market value of common stock held by non-affiliates was approximately $29,336,000 based on the closing sales price of the common stock as quoted on the OTCBB on March 25, 2013.

At March 25, 2013, the number of shares outstanding of the issuer's common stock was 162,977,996.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASOMEDICAL, INC.

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

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® equipment business as well as other medical equipment operations.

The Company will seek to achieve greater profitability by expanding our U.S. and international market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions and to expand its sales representation business..

Business Segments

We manage and evaluate our operations based on the products and services we offer. Under this approach, we operate through two segments - Sales Representation and Equipment.  Our principal manufacturing facilities are located domestically in New York, and internationally in China.

Sales Representation

The Sales Representation segment currently operates under a sales representative agreement with GE Healthcare (the “GEHC Agreement”), the healthcare business unit of GE, which commenced July 1, 2010.  The GEHC Agreement had an initial term of three years and in 2012 was extended for an additional two years to June 30, 2015, subject to earlier termination under certain circumstances.  All revenues and expenses in this segment arise through its operations under the GEHC Agreement.

Under the GEHC Agreement, the Company earns commissions based upon achieving certain calendar year targets.  Our annual commission rate increases retroactively to January 1 when targets are met as the year progresses.  The progressive nature of our agreement can thus result in significantly higher commissions due us in the fourth and first quarters as compared to the second and third quarters of the calendar year.

Equipment

The Equipment segment operates through two subsidiaries:  Vasomedical Solutions and Vasomedical Global.  The segment primarily designs, manufactures and distributes medical devices, including EECP systems, ambulatory monitoring devices, and patient management devices.  Vasomedical Solutions maintains a manufacturing facility in New York and markets EECP® therapy systems and other medical equipment both in the United States and in select international markets.  Vasomedical Global currently operates engineering development and production facilities in China. In addition to being the primary supplier of medical equipment to Vasomedical Solutions, it also sells its ambulatory monitoring products directly to end users in China and other countries.

Sales and Marketing

We sell diagnostic imaging products to our assigned market through a nationwide team of sales employees led by a vice president of sales and several regional managers, supported by in-house administrative and other support, as well as applicable GEHC employees.

The sales and marketing efforts of our equipment segment are led by a vice president of sales and marketing as well as a director of national sales, who supervises a team of sales managers covering various regions in the United States.  We market our EECP® systems internationally through distributors in various countries throughout Europe, the Middle East, Asia and Latin America.

Competition

In the U.S. diagnostic imaging market, our main competitors are Siemens, Philips, Toshiba, and Hologic. Key competitive factors in the market include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition.  We believe GEHC is a leading competitor in this market.

In the United States our competitors in our EECP® business are Applied Cardiac Systems Inc., Cardiomedics Inc. and Scottcare Cardiovascular Solutions.

Market Overview - EECP®

Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 788,000 lives in the United States in 2009 and was responsible for 1 of every 3 deaths, according to The American Heart Association (AHA) Heart and Stroke Statistical 2013 Update (2013 Update). An estimated 83.6 million American adults suffer from some form of cardiovascular disease.  Among these, 15.4 million have coronary heart disease (CHD).

We have FDA clearance to market our EECP® therapy for use in the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction, and cardiogenic shock; however, our current marketing efforts are focused in the area of making EECP® therapy the first treatment of choice after medication for chronic stable angina and congestive heart failure.  Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and who, in the opinion of a cardiologist or cardiothoracic surgeon, are not candidates for invasive procedures.  Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP® therapy is refractory angina  symptoms.

Angina

Angina pectoris is the medical term for a recurring pain or discomfort in the chest, neck or arm due to coronary artery disease (CAD).   The number of angina patients in the United States in 2010 is approximately 7.8 million, according to the 2013 Update.  There are approximately 100,000 to 150,000 new refractory angina patients each year who do not adequately respond to medication, and are not amenable to invasive revascularization procedures such as percutaneous coronary interventions (PCI), with angioplasty and coronary stent placement or coronary artery bypass grafting (CABG).  Currently our EECP® therapy is mostly prescribed for these patients because of the potential to meet the guidelines for reimbursement of EECP® therapy.

In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for approximately 49.4 million beneficiaries in 2012, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina.  Medicare reimbursement guidelines have a significant impact in determining the available market for EECP® therapy.  We believe that the majority of the patients who receive EECP® therapy are Medicare patients, and many of the younger patients are covered by third-party payers.  An important element of our strategy is to grow the market for EECP® therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides and enable EECP® therapy to compete more with other therapies for ischemic heart disease.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

Congestive Heart Failure (CHF)

CHF is a condition in which the heart loses its pumping capacity to supply the metabolic needs of all other organs.  The condition affects both sexes and is most common in people over age 50.  Symptoms include angina, shortness of breath, weakness, fatigue, swelling of the abdomen, legs and ankles, rapid or irregular heartbeat and low blood pressure.  CHF is treated with medication, mechanical devices such as implantable cardioverter-defibrillator (ICD) therapy, percutaneous mechanical assist devices or left ventricular assist devices (LVAD), and, in certain severe cases, surgery, including heart transplants.      Still, no consensus therapy currently exists for CHF and patients must currently suffer their symptoms chronically and have a reduced life expectancy.

According to the 2013 Update, in 2010 approximately 5.1 million adults in the United States were suffering heart failure and about 670,000 new cases of the disease occur each year.  The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks.  Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to heart failure.    In the U.S. under the provisions of the current Patient Protection and Affordable Care Act (PPACA), starting in October 2011, every hospital’s 30-day hospital readmission rate for CHF, AMI and pneumonia is evaluated by CMS and if found to be in the lowest quartile, CMS is authorized by the Hospital Readmission Reduction Program to penalize the hospital by reducing by 1% the hospital’s entire Medicare payment for the year. This 1% penalty will be applied for the calendar year 2013 and will be increased to 2% in 2014 and 3% in 2015.

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

Other Potential Applications of EECP® Therapy

While currently we only have FDA clearance to market EECP® therapy in the United States for the treatment of stable and unstable angina, congestive heart failure, acute myocardial infarction and cardiogenic shock, there are many clinical papers published in peer reviewed medical journals demonstrating the safety and effectiveness in off-label applications by physicians, both domestic and overseas.  In addition, during the past several years, many studies have been carried out to provide scientific evidence-based explanation on the mechanisms of action of EECP® therapy.  Results of these studies show that EECP® therapy improves endothelial function in dilating vasculature, stimulates angiogenesis in forming new blood vessels, reduces inflammatory responses in deactivating signaling proteins and attenuates the atherosclerotic process by limiting smooth muscle cells proliferation and migration.  These actions, demonstrated in scientific studies and published in peer reviewed medical society journals, have led physicians to use EECP® therapy in the treatment of many different cardiovascular symptoms, such as:

•	Cerebral vascular disease, specifically ischemic stroke.
•	Cardiac syndrome X
•	Erectile dysfunction
•	Chronic kidney disease
•	Diabetes mellitus

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

Clinical Studies on EECP® Therapy

There are at least 160 papers published in peer-reviewed medical journals related to EECP® therapy since 1992, and many more published in scientific and medical conferences all over the world.  (In 2012 there were 18 new articles on EECP® therapy published in peer reviewed journals.)  Most of these journal publications are clinical reports on the results in patients with chronic stable angina and/or heart failure.  With only a few exceptions, these reports are generated using Vasomedical EECP® therapy systems.  In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating the pathophysiological mechanisms underlying the benefits of EECP® therapy and the beneficial clinical outcomes of EECP® therapy.

Beneficial Clinical Outcomes

It has been well documented that the following benefits are sustained for up to three to five years:

•	Increased myocardial perfusion to ischemic regions of the heart in patients with coronary artery disease (CAD);

•	Improved cardiac functions and exercise capacity in patients with CAD and heart failure;

•	Elimination or reduction in angina and heart failure symptoms;

•	Improved CCS angina function class and heart failure NYHA function class;

•	Reduced frequency of angina episodes and nitroglycerin usage in patients with refractory angina;

•	Improved quality of life in patients with angina and heart failure.

Mechanisms of Action

During the past several years, the mechanisms of action of EECP® therapy have been the subject of many investigations, and independent research aiming to fully explain the precise scientific means by which EECP® therapy achieves its long-term beneficial effects and further studies continue to be conducted and published every year.  There is evidence to suggest that the EECP® therapy triggers a neurohormonal response that induces the production of growth and vasodilatation factors that promotes recruitment of new arteries and dilates existing blood vessels.  This recruitment of new arteries, known as collateral blood vessels, bypass blocked or narrowed vessels and increase blood flow to ischemic areas of the heart muscle that were receiving an inadequate supply of blood.  There is also evidence to support a mechanism related to improved function of the endothelium, which regulates the luminal size of the arteries and controls the dilation of the arteries to ensure adequate blood flow to all organs, thus reducing constriction of blood vessels that supply oxygenated blood to the body’s organs and tissues.  In addition, it is now clear that during EECP® therapy the hemodynamic effect reduces circulating proinflammatory cytokines, arterial stiffness and smooth muscle cells proliferation and migration, slowing down the progression of atherosclerotic processes.  These evidences supporting the mechanisms of action will lead to exploration of additional clinical applications of EECP® therapy.

Significant Economic Benefits

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

The mean number of 6-month ED visits per patient decreased from 0.9±2.0 pre-EECP to 0.2±0.7 post-EECP (a 78% reduction), and 6-month hospitalizations were reduced from 1.1±1.7 to 0.3±0.9 (a 73% reduction).  The significant reduction in ED visits and hospitalizations post-EECP® therapy is consistent with findings presented elsewhere.  EECP® therapy has the potential to save billions of dollars in healthcare costs each year, and, as this is becoming an increasingly important issue of the nations healthcare system, the Company is communicating to payers of these benefits as part of its campaign to expand reimbursement for EECP® therapy.

Registry data, while considered a valuable source of complementary clinical data, is retrospective and therefore deemed by researchers and others to be less convincing than prospective data or data from randomized and controlled clinical trials.  There can be no assurance that the Company will be able to obtain regulatory, reimbursement or other types of approvals, or a favorable standing in medical professional practice guidelines, based only upon results observed in patients enrolled in registries.

Sales and Marketing – EECP®

Domestic Operations

We sell EECP® therapy systems, ambulatory monitoring devices and patient management devices to treatment providers such as hospitals, clinics and physician private practices in the United States through our sales managers throughout the nation supervised by a director of national sales, who reports to a vice president of sales and marketing.  The efforts of our sales organization are supported by in-house administration and clinical educators who are responsible for training and certification of physicians and therapists, as well as updating customers on new clinical developments, especially relating to EECP® therapy.  The Company also markets certain products, accessories and supplies through an online store.

Our domestic marketing activities support physician education and physician outreach programs, exhibition at national and regional medical conferences, as well as sponsoring seminars at professional association meetings.  These programs are designed to support our field sales organization and increase awareness of EECP® therapy in the medical community.  Our marketing activities also include promotion of awareness among third-party payers and potential patients of the benefits of EECP® treatment for patients suffering from CHF as well as angina.

We employ service technicians for the repair and maintenance of EECP® systems and, in some instances, on-site training of a customer’s biomedical engineering personnel.  We provide a service arrangement at the time of equipment sale that includes: service by factory-trained service representatives, material and labor costs, emergency and remedial visits, software upgrades, technical phone support and preferred response times.  After the initial service arrangement expires, we service our customers either under separately purchased annual service contracts or on a fee-for-service basis.

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

On December 5, 2012, the FDA convened the Circulatory System Devices Panel of the Medical Devices Advisory Committee to discuss the classification of External Counter-Pulsating (ECP) devices for various intended uses.  As one of the remaining pre-amendments Class III devices, ECP’s safety and effectiveness are being reviewed by the FDA to determine whether the classification for the device should remain as class III and require a PMA application or be down-classified into class I (General Controls) or Class II (Special Controls).  In the December 5, 2012 panel meeting, the FDA recommended a split classification to include Class II for refractory angina and Class III for all other intended uses.  If FDA issues a final rule to classify some indications of ECP into Class III, companies wishing to continue to market ECP for these indications must file a PMA application within the specified timeframe that is designated in the final classification order.  To support approval, the information in the PMA (including clinical data) would have to demonstrate a reasonable assurance of safety and effectiveness. New devices or changes to existing devices would require approval of a PMA or PMA supplement.  If a company does not file a PMA within the specified timeframe or otherwise does not receive an approval order for their product, the products are considered to be misbranded and should be removed from the market.

At this time, we have no information on when the FDA will publish a draft rule for public comments and, if after the public commenting period the final rule does classify indications other than refractory angina into Class III, what timeframe will be designated for filing PMA.  We will continue to monitor the development on this matter and take appropriate actions accordingly.

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

Practice Guidelines for EECP® Therapy

Medical professional societies periodically issue Practice Guidelines to their members and make them available publicly.  The American College of Cardiology Foundation (ACCF) and the American Heart Association (AHA) have jointly produced guidelines in the area of cardiovascular since 1980.  The ACCF/AHA practice guidelines are intended to assist healthcare providers in clinical decision making by describing a range of generally acceptable approaches to the diagnosis, management, and prevention of specific diseases or conditions.

On November 19, 2012 the ACCF/AHA Task Force on Practice Guidelines issued its new Guideline for the Diagnosis and Management of Patients With Stable Ischemic Heart Disease.  EECP® therapy retained the same IIb Class of Recommendation (COR) rating it received in the ACC/AHA 2002 Guideline Update for the Management of Patients with Chronic Stable Angina.  The new Guideline also gave EECP® therapy the same B rating for Level of Evidence (LOE) as the 2002 Guideline.

According to the Guideline, a class IIb rating maintains that procedures and treatments may be considered for patients. Additional studies with broad objectives are needed and further registry data would be helpful. This classification finds that the benefits of treatments are greater than or equal to the risk of treatment.

While the 2012 Guideline’s rating for EECP therapy recognizes its importance as the first alternative therapy for ischemic heart diseases, it appears that only clinical data up to 2010 were considered by the Writing Committee. The Company continues to communicate with the ACCF/AHA Task Force, particularly the Writing Committee for the Guideline, to explore options to raise the Class of Recommendation for EECP® therapy based on more current data than referenced in the 2012 Guideline..

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

In summary, while there is still some reluctance in the cardiology community about the broader use of  EECP® therapy, positive evaluations of its application for patients with chronic angina and heart failure continue to appear in presentations at major scientific meetings, in peer-reviewed publications, in the pay press, as well as on educational academic and patient oriented web sites each year.  We believe the new evidence from completed and ongoing studies regarding the efficacy of EECP® therapy and its long lasting effect will be sufficient to warrant a modification of practice guidelines to a more favorable recommendation, increased acceptance by the medical community, and broader reimbursement coverage.

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

The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP® therapy under the Medicare program and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities.  The 2012 national average payment rate per hourly EECP® therapy session in the physician office setting and the hospital outpatient facility is $144 and $99, respectively.  Actual reimbursement rates vary throughout the country and range from $120 to $194 per hourly EECP® therapy session in the physician office setting.  The national average payment rate varied considerably (from $130 in 2000 to $208 in 2003 for physician offices), but has become stable since 2004, as in the summary below:

Year	Physician Office	Hospital
2004	$137	$113
2005	$138	$102
2006	$138	$104
2007	$147	$107
2008	$156	$109
2009	$150	$102
2010	$148	$104
2011	$153	$102
2012	$151	$94
2013	$144	$99

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

Other Medical Equipment

In our effort to diversify our medical equipment offering, in May 2008 we first obtained exclusive distribution rights for the BIOXTM series ECG Holter and ambulatory blood pressure monitoring products in the North American market.  Between April 2009 and June 2011 the Company received multiple 510(k) clearances from the US FDA for various BIOX series ECG Holter, ambulatory blood pressure and combination monitors, as well as the associated analysis and reporting software.  The Company now offers a complete line of BIOXTM series diagnostic products for ambulatory monitoring needs.

In September 2011, the Company acquired the company that controls BIOX and now includes its operations in the consolidated financial results.  In combination with BIOX, the Company is also promoting its joint engineering design and manufacturing capabilities for potential OEM opportunities as well as pursuing international sales opportunities for the product line through its global distribution channel.

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

c)	Work with all stakeholders to expand reimbursement coverage for EECP® therapy, by

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

Intellectual Properties

We own eleven US patents including eight utility patents and three design patents that expire at various times between now and 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names “EECP”, “AngioNew”, “Natural Bypass”, “Vasomedical”, “Vasomedical EECP” , “VasoGlobal”, “VasoSolutions” and “VasoHealthcare”.

Through our China-based subsidiaries, we own three utility patents and various trademarks.  We also own five software copyright certificates in China, related to Holter ECG and ambulatory blood pressure data analysis and reporting.  We pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technology.  We believe that we have a solid patent foundation in the field of external counterpulsation devices and that the number of patents and applications demonstrates our technical leadership, dating back to the mid-1980s.  Our patent portfolio focuses on the areas of external counterpulsation control and the overall design and arrangement of the external counterpulsation apparatus, including the console, treatment bed, fluid distribution, and inflatable cuffs.  None of our current competitors have a significant patent portfolio in the area of external counterpulsation devices.

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

Employees

As of December 31, 2012, we employed 194 full-time persons, of which 32 are employed through our facility in Westbury, New York, 90 through our VasoHealthcare subsidiary and 72 are in China.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

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

Financial Risks

Achieving profitable operations is dependent on several factors.

Our ability to achieve and sustain profitability is dependent on many factors, primarily being the sufficient and timely generation and recognition of revenue in our Sales Representation segment, the success of our marketing and sales efforts in the Equipment segment, as well as the success of our other strategic initiatives, including our China acquisitions.

Risks Related to Our Business

We currently derive the significant amount of our revenue from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC, the healthcare business unit of the General Electric Company, for the sale of select GEHC diagnostic imaging products.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two years to June 30, 2015, subject to extension and also subject to earlier termination under certain circumstances

A significant amount of our revenue and prior periods net income arise from activities under this contract.  Moreover, our growth depends partially on the territories, customer segments and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintain a positive relationship with GEHC.  There is no assurance that the agreement will be renewed before it expires or terminated prior to its expiration pursuant to its termination provisions.  Should GEHC terminate or not renew the agreement, it would have a material adverse effect on our financial condition and results of operations.  See also Recent Development above.

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

While positive evaluations of the application of EECP® therapy continue to appear in presentations at major scientific meetings and in peer-reviewed publications each year, there is still skepticism concerning EECP® therapy methodology. The American Heart Association Foundation and the American College of Cardiology Practice Guidelines continue to list EECP® as a therapy currently under investigation for treatment of heart failure and give EECP® a Level of Recommendation IIb rating as a treatment for angina patients who are refractory to medical therapy and are not candidates for percutaneous coronary intervention (PCI) or coronary artery bypass grafting (CABG). A classification rating of IIb indicates the therapy’s benefits is greater than or equal to risk, but additional studies with broader objectives are needed and additional registry data would be helpful. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP® therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP® therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP® therapy and increasing acceptance of EECP® therapy as a safe, effective and cost effective alternative to other available products by the medical community for growth.

We face competition from other companies and technologies.

We compete with other companies that market medical devices in the global medical device marketplace.  We do not know whether these companies, or other potential competitors who may be developing medical devices, may succeed in developing technologies or products that are more efficient or effective than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

We may not continue to receive necessary FDA clearances or approvals, which could hinder our ability to market and sell our products.

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification(510(k)) or premarket approval (PMA) application to FDA. We would not be able to market the modified device in the U.S. until FDA issues a clearance for the 510(k).

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

If we offer new products that require 510(k) clearance or a PMA, we will not be able to commercially distribute those products until we receive such clearance or approval.  Regulatory agency approval or clearance for a product may not be received or may entail limitations on the device’s indications for use that could limit the potential market for the product. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, could delay or prevent our ability to market or distribute our products. Such delays could have a material adverse effect on our equipment business.

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

We have foreign operations and are subject to the associated risks of doing business in foreign countries

During the years ended December 31, 2012 and 2011, the Company had and continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions.  There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), corporate income tax, and social (payroll) taxes.  Regulations are often unclear.  Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest.  These facts create risks in China.

We may not receive approvals by foreign regulators that are necessary for international sales.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. Premarket approval or clearance in the United States does not ensure regulatory approval or clearance by other jurisdictions. If we, or any of our international distributors, fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to file revised governmental notifications, cease commercial sales of our products in the applicable countries or otherwise cure the problem. Such enforcement action by regulatory authorities may be costly.

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

We are dependent on a limited number of key management and technical personnel.  The loss of one or more of our key employees may harm our business if we are unable to identify other individuals to provide us with similar services.  We do not maintain “key person” insurance on any of our employees.  In addition, our success depends upon our ability to attract and retain additional highly qualified management, sales, manufacturing and research and development personnel in our various operations.  We face competition in our recruiting activities and may not be able to attract or retain qualified personnel.

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

Our growth depends in part on the growth of the healthcare markets which we serve.  Our quarterly sales and profits depend substantially on the volume and timing of orders installed during the quarter, and the installation of such orders is difficult to forecast.  Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act was passed providing increased access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

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

ITEM 2 – PROPERTIES

We lease an 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590 under a lease with a term that expires on August 31, 2015.The annual rental expense for the lease is approximately $132,000.  We believe that our current facility is adequate for foreseeable current and future needs and that there will be no difficulty in acquiring comparable facilities if we do not extend our current lease.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2017.  The annual rent for this lease is approximately $38,000.

We lease our engineering and production facilities in China.    We lease approximately 9,000 square feet at an annual cost of approximately $46,000 in Wuxi, China and approximately 11,000 square feet at an annual cost of approximately $23,000 in Foshan, China.

Our Sales Representation segment primarily operates from a facility in Greensboro, North Carolina, where we lease 2,600 square feet of office space at an annual rental expense of approximately $48,000.  The current lease for the Greensboro, North Carolina office will expire by the end of May, 2013, and we do not believe there will be difficulty in relocating the office should we decide not to renew the lease.

PART II

ITEM 5 –MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on OTCBB under the symbol VASO.  The number of record holders of common stock as of March 25, 2013, was approximately 1,100, which does not include approximately 8,600 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2012		June 1, 2011 - December 31, 2011		Year ended May 31, 2011
	High	Low	High	Low	High	Low
First quarter	$0.35	$0.19	$0.51	$0.28	$0.24	$0.18
Second quarter*	$0.29	$0.18	$0.43	$0.21	$0.21	$0.18
Third quarter	$0.26	$0.19	N/A	N/A	$0.31	$0.18
Fourth quarter	$0.24	$0.15	N/A	N/A	$0.74	$0.34

* Second quarter is from September 1, 2011 through December 31, 2011 in the transitional period.

The last bid price of the Company's common stock on March 25, 2013, was $0.18 per share.

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

In September 2011, the Company acquired two Chinese operating companies, Life Enhancement Technologies Ltd. and Biox Instruments Co. Ltd. to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare will continue as an operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. will operate the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

In 2011, we changed our fiscal year end to December 31 from May 31.  We made this change to better align our financial reporting period, as well as our annual planning and budgeting process, with our business cycle, and the fiscal year of our China operations and of General Electric.  This Annual Report on Form 10-K reports our financial results for the year ended December 31, 2012 (our first full fiscal year since the change), the seven-month transition period from June 1, 2011 through December 31, 2011 and the year ended May 31, 2011.  For purposes of comparison, we have included the unaudited financial results for the year ended December 31, 2011 and the seven months ended December 31, 2010.  See Note S to our Consolidated Financial Statements for additional information.

Results of Operations – For the Years Ended December 31, 2012 and 2011

Net revenues decreased by $1,872,000, or 6%, to $29,240,000 in the year ended December 31, 2012, from $31,112,000 in the year ended December 31, 2011.  We reported a net loss applicable to common stockholders of $3,381,000 for the year ended December 31, 2012 as compared to net income of $2,175,000 for the year ended December 31, 2011.  Our total net income (loss) was $(0.02) and $0.02 per basic and diluted common share for the years ended December 31, 2012 and 2011, respectively.

Revenues

Revenue in our Equipment segment increased 34% to $6,023,000, including $1,472,000 in revenue from FGE, for the year ended December 31, 2012 from $4,498,000, including $413,000 in FGE revenue, for the year ended December 31, 2011.  Equipment segment revenue from equipment sales increased by $1,713,000, or 69%, to $4,191,000 for the year ended December 31, 2012 as compared to $2,478,000 for the year ended December 31, 2011. The increase in equipment sales is due primarily to a $1,059,000 increase in sales by FGE, as well as a 92% increase in international EECP® sales, driven by increased volume and higher average selling price, partially offset by a 4% decrease in domestic sales, mainly a net result of lower deliveries and higher average selling price.

We anticipate that demand for EECP® systems will remain soft domestically unless there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payors to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  We also anticipate a growth in the FGE revenue due to the growing medical device market in China and as a result of our expanded  international marketing effort.

Equipment segment revenue from equipment rental and services decreased 9% to $1,832,000 in the year ended December 31, 2012 from $2,021,000 in the year ended December 31, 2011. Revenue from equipment rental and services represented 30% of total Equipment segment revenue in the year ended December 31, 2012 and 45% in the year ended December 31, 2011.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part sales and rental revenues.

Commission revenues in the Sales Representation segment decreased by 13% to $23,217,000 in the year ended December 31, 2012, as compared to $26,614,000 in the year ended December 31, 2011.  The decrease was due primarily to lower commission rates earned in 2012.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of December 31, 2012, $13,686,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $4,370,000 is long-term.

Gross Profit

The Company recorded gross profit of $20,594,000, or 70% of revenue, for the year ended December 31, 2012 compared to $21,917,000, or 70% of revenue, for the year ended December 31, 2011.  The decrease of $1,323,000 was due primarily to lower revenue in the Sales Representation segment, partially offset by higher gross profit in the Equipment segment.

Equipment segment gross profit increased to $3,324,000, or 55% of Equipment segment revenues, for the year ended December 31, 2012 compared to $2,124,000, or 47% of Equipment segment revenues, for the year ended December 31, 2011 due to higher sales volume and improved margins resulting from the FGE acquisition.  Equipment segment gross profits are dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $17,269,000, or 74% of Sales Representation segment revenues, for the year ended December 31, 2012, a decrease of $2,523,000, or 13%, from segment gross profit of $19,792,000, or 74% of segment revenue, for the year ended December 31, 2011.  The decrease was due primarily to lower commission rates earned in 2012.  Cost of commissions decreased by $874,000, or 13%, to $5,947,000 for the year ended December 31, 2012, as compared to cost of commissions of $6,821,000 in 2011.  Cost of commissions reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating (Loss) Income

Operating loss was $3,508,000 for the year ended December 31, 2012 compared to operating income of $3,701,000 for the year ended December 31, 2011.  The change from operating income to operating loss was primarily attributable to an operating loss of $153,000 in our Sales Representation segment for the year ended December 31, 2012, compared to operating income of $6,689,000 for the year ended December 31, 2011 in that segment.  The 2012 segment loss reflects the impact of both the lower commission rates and higher SG&A costs incurred in conjunction with the extension of the GEHC agreement.  Equipment segment operating loss in the year ended December 31, 2012 was $1,805,000, as compared to an operating loss of $2,021,000 in the year ended December 31, 2011.  The decrease in operating loss was primarily due to higher gross profit, partially offset by higher SG&A costs, reflecting the inclusion of a full year of FGE operations in 2012 as compared to four months of FGE operations included in the 2011 consolidated financial statements.

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2012 and 2011 were $23,526,000, or 80% of revenues, and $17,690,000, or 57% of revenues, respectively, reflecting an increase of $5,836,000 or approximately 33%. The increase in SG&A expenditures in the year ended December 31, 2012 resulted primarily from increased compensation and benefits expenses in the Sales Representation segment incurred in conjunction with the extension of the GEHC agreement.  SG&A also increased in the Equipment segment due to higher administrative compensation costs, higher sales and marketing expenses, mainly related to reimbursement consulting, and the inclusion of FGE costs, as well as higher corporate expenses, mainly accounting, legal and director’s fees.

Research and development (“R&D”) expenses of $576,000, or 2% of revenues (or 9,6% of Equipment segment revenues), for the year ended December 31, 2012 increased by $51,000, or 10%, from $525,000, or 2% of revenues, for the year ended December 31, 2011. The increase is primarily attributable to an increase in development costs for our EECP® systems.

Interest and Financing Costs

Interest and financing costs for the year ended December 31, 2012 was $2,000 compared to $33,000 in the year ended December 31, 2011.  Interest and financing costs in 2011 consisted mainly of interest on a short-term note to finance the Company’s insurance premiums and interest charged on a trade payable to a related party.

Interest and Other Income, Net

Interest and other income for the year ended December 31, 2012 and 2011, was $181,000 and $241,000, respectively, a decrease of $60,000.  The decrease was due to reductions in government grants obtained by one of the Company’s Chinese companies, partially offset by higher interest income earned on the Company’s cash balances and financing receivables.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on the sale-leaseback of building for the year ended December 31, 2012 and 2011 was $31,000 and $53,000, respectively.   The gain resulted from the Company’s sale-leaseback of its Westbury facility.

Income Tax Benefit (Expense), Net

During the year ended December 31, 2012, we recorded income tax expense of $52,000 compared to the year ended December 31, 2011, when the Company recorded an income tax expense of $275,000.  The Company utilized $0.8 million and $6.1 million in net reporting loss carryforwards for the years ended December 31, 2012 and 2011, respectively.  Income tax expense decreased mainly due to lower taxable income in 2012, resulting in lower Federal Alternative Minimum Tax liability and lower state tax liabilities.

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

Results of Operations – For the Seven Months Ended December 31, 2011 and 2010

Net revenues increased by $14,748,000, or 169%, to $23,489,000 for the seven months ended December 31, 2011, from $8,741,000 for the seven months ended December 31, 2010.  We reported net income applicable to common stockholders of $3,891,000 for the seven months ended December 31, 2011 as compared to a loss of $2,604,000 for the seven months ended December 31, 2010.  Our total net income (loss) was $0.03 and $(0.02) per basic and diluted common share for the seven months ended December 31, 2011 and 2010, respectively.

Revenues

Revenue in our Equipment segment decreased 23% to $2,576,000, including $413,000 in FGE revenue, for the seven months ended December 31, 2011 from $3,328,000 for the seven months ended December 31, 2010.  Equipment segment revenue from equipment sales decreased approximately 27% to $1,473,000 for the seven months ended December 31, 2011 as compared to $2,025,000 for the seven months ended December 31, 2010. The decrease in equipment sales is due primarily to a 59% decrease in the number of EECP® units sold internationally, coupled with a minor reduction in average selling price, as well as a 10% reduction in domestic sales driven mainly by lower average selling prices on certain used systems shipped.  In addition, excluding FGE sales, revenue from other medical equipment increased 18% for the seven months ended December 31, 2011 as compared to the seven months ended December 31, 2010.

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

Equipment segment revenue from equipment rental and services decreased 15% to $1,103,000 for the seven months ended December 31, 2011 from $1,304,000 for the seven months ended December 31, 2010. Revenue from equipment rental and services represented 43% of total Equipment segment revenue for the seven months ended December 31, 2011 and 39% for the seven months ended December 31, 2010.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased field service and recognized service contract revenues.

Commission revenues in the Sales Representation segment were $20,913,000 for the seven months ended December 31, 2011, compared to $5,413,000 for the seven months ended December 31, 2010.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of December 31, 2011, $14,085,000 in deferred commission revenue was recorded in the Company’s consolidated condensed balance sheet, of which $5,378,000 is long-term.

Gross Profit

The Company recorded gross profit of $16,756,000, or 71% of revenue, for the seven months ended December 31, 2011 compared to $5,820,000, or 67% of revenue, for the seven months ended December 31, 2010.  The increase of $10,936,000 was due primarily to higher revenue in the Sales Representation segment, partially offset by lower gross profit rates resulting from higher commission expense..

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

Sales Representation segment gross profit was $15,513,000 for the seven months ended December 31, 2011 compared to $4,220,000 for the seven months ended December 31, 2010.  Cost of commissions of $5,400,000 and $1,193,000, for the seven month periods ended December 31, 2011 and 2010, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Income

Operating income was $5,189,000 for the seven months ended December 31, 2011 as compared to an operating loss of $2,445,000 for the seven months ended December 31, 2010.  The change from an operating loss to operating income was primarily attributable to operating income of $7,417,000 in our Sales Representation segment for the seven months ended December 31, 2011, as compared to an operating loss of $2,234,000 for the seven months ended December 31, 2010 in that segment.  The 2010 segment loss reflects additional start-up costs and the deferral of commission revenue and expense in the seven months ended December 31, 2010. Equipment segment operating loss for the seven months ended December 31, 2011 was $1,603,000, including $578,000 in shared-based expenses, as compared to an operating loss of $59,000, including $226,000 in shared-based expenses, for the seven months ended December 31, 2010.  The increase in operating loss was primarily due to lower gross profit and higher SG&A costs.

Selling, general and administrative (“SG&A”) expenses for the seven months ended December 31, 2011 and 2010 were $11,243,000, or 48% of revenues, and $8,004,000, or 92% of revenues, respectively, reflecting an increase of $3,239,000 or approximately 40%. The increase in SG&A expenditures for the seven months ended December 31, 2011 resulted primarily from increased wages, benefits, travel, and insurance expenses related to the Sales Representation segment, which was in its start-up phase during the seven months ended December 31, 2010.  SG&A also increased in the Equipment segment due to higher sales and marketing expenses mainly related to reimbursement consulting, and the inclusion of FGE costs, as well as higher corporate expenses, mainly accounting, legal and director’s fees.

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

Interest and Financing Costs

Interest and financing costs for the seven months ended December 31, 2011 was $9,000 compared to $8,000 in the seven months ended December 31, 2010.  Interest and financing costs consisted of interest on a short-term note to finance the Company’s insurance premiums and interest charged on a trade payable to a related party.

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

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on sale-leaseback of building for the seven months ended December 31, 2011 and 2010 was $31,000.   The gain resulted from the Company’s sale-leaseback of its Westbury facility.

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

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2012

We have financed our operations primarily from working capital. At December 31, 2012, we had cash and cash equivalents of $11,469,000, short-term investments of $110,000 and working capital of $7,538,000.

Cash provided by operating activities was $9,431,000 during the year ended December 31, 2012, which consisted of the net loss after adjustments of $1,681,000, offset by cash provided by changes in operating assets and liabilities of $11,112,000. The changes in the account balances primarily reflect decreases in accounts and other receivables of $10,854,000, partially offset by an increase in accrued expenses of $2,090,000. These changes in account balances are due mainly to the operations of our Sales Representation segment.  At February 28, 2013 the Company’s cash balances were approximately $12.9 million.

Investing activities during the year ended December 31, 2012 used cash of $402,000, mainly related to the acquisition of equipment and software.

Financing activities during the year ended December 31, 2012 provided cash of $153,000, primarily arising from the exercise of stock warrants, partially offset by the repayment of notes payable to a related party.

Liquidity

While the Company achieved substantial profitability for the year ended December 31, 2011, it has historically incurred operating losses and incurred a loss for the year ended December 31, 2012. The Company will seek to achieve profitability through growth in our China operations and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions in the international and domestic markets and to expand our sales representation business. We anticipate a return to profitability in 2013.

While we expect to continue to generate positive operating cash flows in fiscal 2013, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the year.

Based on our operations through December 31, 2012 and current business outlook for 2013, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2014.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2012, we are not involved in any unconsolidated SPES.

Related Party Transactions

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York for more than 35 years specializing in corporation and securities law, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.

The consulting agreement (the “Agreement”) between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and ended on February 28, 2013.  The Agreement provided for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.

In consideration for the services provided by Consultant under the Agreement, the Company had agreed to issue to Consultant or its designees, up to 18,500,000 shares of restricted common stock of the Company, 3,000,000 shares of which were issued in March 2011 and the balance was to be earned based on performance . Mr. Lieberman received 600,000 of these restricted shares from the initial issuance.  The Company has recorded the fair value of the shares issued to Consultant as a prepaid expense and amortized the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying consolidated balance sheet as of December 31, 2012.  The agreement ended on February 28, 2013 and has not been renewed.  No performance-based shares were issued and no additional compensation is expected to be paid under the agreement.  Consultant, at its own expense, is continuing to investigate avenues through CMS and commercial payers to extend coverage and increased reimbursement for our EECP® therapy.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in full in March 2012.  In addition, $30,000 and $10,000 in pre-acquisition earnings were distributed to current BIOX management during the year ended December 31, 2012 and the seven months ended December 31, 2011, respectively.  The Company also recorded $196,000 in loans and advances made to officers of FGE during the seven months ended December 31, 2011, of which $25,000 remained outstanding at December 31, 2012.  These loans and advances are short term and do not bear interest.

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

The Company also complies with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and December 31, 2011.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012 and December 31, 2011.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Standards Issued But Not Yet Effective

In February 2013, new guidance was issued that amends the current comprehensive income guidance. The new guidance requires entities to disclose the effect of each item that was reclassified in its entirety out of accumulated other comprehensive income and into net income on each affected net income line item. For reclassification items that are not reclassified in their entirety into net income a cross reference to other required disclosures is required. The adoption of this new guidance is to be applied prospectively, and for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of this new guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 due to the deficiencies described in Management’s Report on Internal Control over Financial Reporting below.  The Company intends to engage additional accounting personnel, including an accounting controller, and strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the following deficiencies at the Company’s Fast Growth Enterprises (FGE) subsidiary and at the two Chinese operating companies FGE owns or controls:

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of March 25, 2013, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Simon Srybnik	96	Chairman of the Board and Director	June, 2007
Peter C. Castle (1) (2) (3)	44	Director	August, 2010
David Lieberman (1)	68	Vice Chairman of the Board and Director	February, 2011
Jun Ma	49	President, Chief Executive Officer and Director	June, 2007
Behnam Movaseghi (1) (2) (3)	59	Director	July, 2007
Edgar Rios	61	Director	February, 2011

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

Jun Ma, PhD has been a director since June 2007 and was appointed President and Chief Executive Officer of the Company on October 16, 2008.   Previously Dr. Ma provided technology and business consulting services to several domestic and international companies in aerospace, automotive, biomedical, medical device, and other industries, including Kerns Manufacturing Corp. and Living Data Technology Corp., both of which are stockholders of our Company.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the year ended December 31, 2012, the Audit Committee consisted of Peter Castle, who has served as the committee chair since August 2010, and Behnam Movaseghi, who joined the committee in November 2011.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Peter Castle fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2012, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, and Peter Castle.  None of these persons have been officers or employees of the Company or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.    The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2012 there were:

•	5 meetings of the Board of Directors
•	6 meetings of the Audit Committee
•	4 meetings of the Executive Committee
•	1 meeting of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2012 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 25, 2013 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	49	President, Chief Executive Officer and Director
Randy Hill	66	Senior Vice President
Michael J. Beecher	68	Chief Financial Officer and Secretary
Jonathan P. Newton	52	Vice President of Finance and Treasurer

Randy Hill joined the Company as Senior Vice President of Vasomedical and Chief Executive Officer of Vaso Diagnostics, Inc. d/b/a/ VasoHealthcare, a wholly owned subsidiary of Vasomedical, on July 30, 2012.   Prior to joining Vasomedical, Mr. Hill was, until May 2011, interim Chief Executive Officer of Siemens Healthcare USA, the U.S. organization of the healthcare sector of Siemens AG (NYSE:SI), a German multinational conglomerate, where he was responsible for sales, marketing, service, and logistics across the Siemens Healthcare portfolio, including medical imaging equipment, healthcare information technology and medical therapy. For several years prior to that, Mr. Hill was Chief Operating Officer of Siemens Healthcare USA, responsible for setting and implementing national strategies to sell Siemens products and services, and achieving synchronization across Siemens Healthcare’s U.S. Business Management and Solutions Implementation teams. In addition to his career at Siemens Healthcare spanning several decades in a wide range of roles with many different responsibilities, Mr. Hill, as a recognized leader in the medical imaging business, is also former Chair of the Board of Medical Imaging & Technology Alliance (MITA), the leading organization and collective voice of medical imaging equipment manufacturers, innovators, and product developers, representing companies whose sales comprise more than 90 percent of the global market for medical imaging technology.

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

Jonathan P. Newton served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Treasurer.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical’s Director of Budgets and Analysis from August 2001 to June 2006.  Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the “Named Executive Officers”) for services rendered for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011 (“fiscal 2011”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Jun Ma, PhD	2012	262,500	100,000	120,000	-	-	-	104,805	587,305
Chief Executive Officer (4)	Transition Period	116,667	-	-	-	-	-	45,389	162,056
	2011	144,046	-	105,000	-	-	-	-	249,046
Randy Hill	2012	169,744	76,667	130,000	-	-	-	4,750	381,161
Senior Vice President (5)
Michael J. Beecher	2012	185,000	25,000	-	-	-	-	47,746	257,746
Chief Financial Officer and Secretary	Transition Period	52,654	-	166,250	-	-	-	17,489	236,393
Jonathan P. Newton	2012	145,000	40,000	-	-	-	-	19,718	204,718
Vice President of Finance and Treasurer (6)	Transition Period	81,667	-	-	-	-	-	11,411	93,078
	2011	105,000	-	31,500	-	-	-	210	136,710
John C. K. Hui	Transition Period	93,730	-	-	-	-	-	937	94,667
(Senior Vice President and	2011	144,209	-	-	-	-	-	1,193	145,402
Chief Technology Officer) (7)	2010	157,151	-	20,000	-	-	-	886	178,037
W. Brent Barron	2012	73,803	102,970	-	-	-	-	2,215	178,988
(Chief Operating Officer - VasoHealthcare) (8)	Transition Period	158,513	29,908	-	-	-	-	4,603	193,024
	2011	270,000	60,750	17,100	-	-	-	963	348,813
Tarachand Singh	2011	20,000	-	-	-	-	-	220	20,220
(Chief Financial Officer) (9)

1.	Includes recognition of 2011 and transition period efforts.
2.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2011 for a discussion of the relevant assumptions used in calculating grant date fair value.

3.	Represents tax gross-ups, vehicle allowances, and amounts matched in the Company’s 401(k) Plan.
4.	Dr. Ma has served as President and Chief Executive Officer since October 16, 2008. The bonus amount is for both 2011 and 2012 and represents amounts paid or accrued during the 2012 calendar year.
5.	Mr. Hill has served as Senior Vice President of Vasomedical and Chief Executive Officer of VasoHealthcare since July 30, 2012.
6.	Mr. Newton served as Chief Financial Officer from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Treasurer.
7.	Dr. Hui was Senior Vice President and Chief Technology Officer from October 16, 2008 to November 14, 2011 and President and Chief Executive Officer from April 30, 2007 to October 15, 2008.
8.	Mr. Barron served as Chief Operating Officer of VasoHealthcare from April 1, 2010 to April 5, 2012.
9.	Mr. Singh was Chief Financial Officer from March 11, 2009 to August 26, 2010.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
	250,000	-	-	$0.08	12/17/2014	-	-	-	-
						166,667	$30,000	-	-
						250,000	$45,000
Randy Hill						500,000	$90,000
Michael J. Beecher						250,000	$45,000
Jonathan P. Newton						50,000	$9,000

The future vesting dates of the above stock awards are:
Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	166,667	9/8/2013
	250,000	3/26/2013
Randy Hill	250,000	7/30/2013
	250,000	7/30/2014
Michael J. Beecher	125,000	9/20/2013
	125,000	9/20/2014
Jonathan P. Newton	50,000	9/8/2013

Employment Agreements

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, for a three-year term ending on March 14, 2014. The Employment Agreement currently provides for annual compensation of $275,000.  Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement. Dr. Ma’s agreement, as modified, is for a continuing three year term, unless earlier terminated by the Company, but in no event can extend beyond March 21, 2019.

401(K) Plan

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 80% of their compensation subject to legal restrictions. For the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, the Company made discretionary contributions of approximately $81,000, $25,000, and $27,000, respectively, to match a percentage of employee contributions.

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

Director Compensation
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Simon Srybnik	42,500	-	-	-	-	3,090	45,590
Peter Castle	62,500	-	-	-	-	50,000	112,500
William Dempsey	5,000	-	-	-	-	-	5,000
David Lieberman	43,333	-	-	-	-	50,000	93,333
Behnam Movaseghi	62,500	-	-	-	-	50,000	112,500
Edgar Rios	40,000	-	-	-	-	-	40,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2012, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair, and Peter Castle.  Neither of these persons were our officers or employees during the year ended December 31, 2012 or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2013 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vasomedical, Inc., 180 Linden Avenue, Westbury, New York 11590.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Michael J. Beecher **	225,000	*
Peter Castle **	200,000	*
Randy Hill **	500,000	*
David Lieberman **	1,324,200	*
Jun Ma, PhD **	2,545,834	1.56%
Benham Movaseghi **	1,064,404	*
Jonathan Newton **	200,000	*
Edgar Rios **	1,475,000	*
Simon Srybnik (3) (4) **	55,738,318	34.17%
Louis Srybnik (3) (4)	45,165,993	27.71%

** Directors and executive officers as a group (9 persons)	63,272,756	38.61%

*Less than 1% of the Company's common stock

1.
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.  Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of March 25, 2013 pursuant to stock options awarded under our stock plans:

Jun Ma, PhD	400,000
Behnam Movaseghi	350,000
Simon Srybnik	150,000
Directors and executive
officers as a group	900,000

2.	Applicable percentages are based on 162,977,996 shares of common stock outstanding as of March 25 2013, adjusted as required by rules promulgated by the SEC.
3.
Simon Srybnik and his brother Louis Srybnik are the sole directors and the Chairman of the Board and President, respectively of Kerns, which is the record holder of 25,714,286 shares. They are the sole shareholders of Kerns, each holding 50% of the shares.  The reporting persons, accordingly, share voting and dispositive powers over the 25,714,286 shares held by Kerns. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, 598,125 shares of common stock awarded him as of December 31, 2012, as well as 11,460,900 additional shares of common stock.  Mr. Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	1,489,776	$0.17	785,224

Equity Compensation
plans not approved
by security holders (1)	1,345,000	$0.53	866,560

Total	2,834,776		1,651,784

(1)
Includes 320,000 shares issuable upon exercise of options and 1,025,000 shares of restricted common stock granted, but unissued, under the 2010 Plan.  The weighted average exercise price of the options and warrants is $0.53, and the exercise price for the stock grants is zero.  866,560 shares remain available for future grants under the 2010 Plan.

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

As of December 31, 2012, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company. As of December 31, 2012, 840,000 shares have been forfeited and 441,560 were withheld for withholding taxes.

In September 2010, 650,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company.  In September 2011, 475,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 100,000 vested immediately with the remainder vesting over a three year period.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which half vested immediately and the remainder vested one year later.  No options were issued under the 2010 Plan during the year ended December 31, 2012, the seven months ended December 31, 2011, or the year ended May 31, 2011.  At December 31, 2012, 866,560 shares remain available for future issuance under the 2010 Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On February 28, 2011, David Lieberman was appointed by the Board of Directors as a director of the Company. Mr. Lieberman, a practicing attorney in the State of New York, was appointed to serve as the Vice Chairman of the Board. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company and its VasoHealthcare subsidiary.  Fees of approximately $254,000 were paid to the firm for the year ended December 31, 2012, at which time no unpaid amounts were outstanding.

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

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2012, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Rothstein, Kass & Company, P.C. is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011.  The following table sets forth all fees for such periods:

	2012	Transition Period	2011
Audit fees	$250,200	$120,149	$122,750
Tax fees	45,500	7,448	15,000
All other fees	5,000	13,403	-

Total	$300,700	$141,000	$137,750

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

Rothstein, Kass & Company, P.C. rendered other non-audit services related to the Company’s acquisition and integration of Fast Growth Enterprises, Ltd. during the seven months ended December 31, 2011 and the year ended December 31, 2012, respectively.

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

	(m)	2010 Stock Plan (11).
	(n)	Consulting Agreement dated March 1, 2011 between Vasomedical, Inc. and Edgary Consultants, LLC. (12)
	(o)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended.
	(p)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (13)
(q)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012  (14)

(21)           Subsidiaries of the Registrant
Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(31)                           Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)                           Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(14)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2013.

VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2013, by the following persons in the capacities indicated:

/s/Jun Ma	President, Chief Executive Officer
Jun Ma	and Director (Principal Executive Officer)

/s/ Michael Beecher Michael Beecher	Chief Financial Officer (Principal Financial Officer)

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Peter C. Castle	Director
Peter C. Castle

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2012, for the seven months ended December 31, 2011, and for the year ended May 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the year ended December 31, 2012, for the seven months
ended December 31, 2011, and for the year ended May 31, 2011	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the year ended December 31, 2012, for the seven months
ended December 31, 2011, and for the year ended May 31, 2011	F-5

Consolidated Statements of Cash Flows
for the year ended December 31, 2012, for the seven months
ended December 31, 2011, and for the year ended May 31, 2011	F-6

Notes to Consolidated Financial Statements	F-7 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2012, for the seven-month period ended December 31, 2011, and for the year ended May 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of a certain wholly-owned subsidiary, which statements reflect total assets of approximately $1.4 million as of December 31, 2011, and total revenues of approximately $0.8 million for the four months ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the wholly-owned subsidiary, is based solely on the report of the other auditors.  The opinion of the other auditors was qualified for certain assets and liabilities of the wholly-owned subsidiary; however, in our opinion, the effects of that qualification are not material in relation to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the seven-month period ended December 31, 2011, and for the year ended May 31, 2011, in conformity with U.S. generally accepted accounting principles

/s/ Rothstein Kass

New York, New York
April 1, 2013

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31, 2012	December 31, 2011 (a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,469	$2,294
Short-term investments	110	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,179 at December 31,
2012 and $2,163 at December 31, 2011	9,145	20,101
Receivables due from related parties	25	196
Inventories, net	2,166	2,421
Deferred commission expense	2,480	1,833
Deferred related party consulting expense - current portion	85	510
Other current assets	236	221
Total current assets	25,716	27,686

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,161 at December 31, 2012 and $1,409 at December 31, 2011	473	416
GOODWILL	3,212	3,168
DEFERRED RELATED PARTY CONSULTING EXPENSE	-	85
OTHER ASSETS	2,980	2,980
	$32,381	$34,335

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	342	$273
Accrued commissions	2,337	3,816
Accrued expenses and other liabilities	4,626	2,560
Sales tax payable	177	355
Income taxes payable	1	278
Deferred revenue - current portion	10,580	8,890
Deferred gain on sale-leaseback of building - current portion	-	31
Deferred tax liability	112	112
Notes payable due to related party	3	193
Total current liabilities	18,178	16,508

LONG-TERM LIABILITIES
Deferred revenue	5,022	6,337
Other long-term liabilities	171	214
Total long-term liabilities	5,193	6,551

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued and outstanding at December 31, 2012
and December 31, 2011	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
162,917,996 shares at December 31, 2012 and
153,186,295 shares at December 31, 2011 issued and outstanding	163	153
Additional paid-in capital	61,229	60,188
Accumulated deficit	(52,416)	(49,065)
Accumulated other comprehensive income	34	-
Total stockholders’ equity	9,010	11,276
	$32,381	$34,335
(a) Retroactively adjusted to give effect to measurement period adjustments (see Note G)
The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year ended December 31, 2012	Seven months ended December 31, 2011	Year ended May 31, 2011
Revenues
Equipment sales	$4,191	$1,473	$3,029
Equipment rentals and services	1,832	1,103	2,231
Commissions	23,217	20,913	11,113
Total revenues	29,240	23,489	16,373

Cost of revenues
Cost of sales, equipment	1,791	814	1,938
Cost of equipment rentals and services	908	519	909
Cost of commissions	5,947	5,400	2,614
Total cost of revenues	8,646	6,733	5,461
Gross profit	20,594	16,756	10,912

Operating expenses
Selling, general and administrative	23,526	11,243	14,383
Research and development	576	324	462
Total operating expenses	24,102	11,567	14,845
Operating income (loss)	(3,508)	5,189	(3,933)

Other income (expenses)
Interest and financing costs	(2)	(9)	(32)
Interest and other income, net	150	177	28
Amortization of deferred gain on
sale-leaseback of building	31	31	53
Total other income, net	179	199	49

Income (loss) before income taxes	(3,329)	5,388	(3,884)
Income tax expense, net	(52)	(276)	(7)
Net income (loss)	(3,381)	5,112	(3,891)

Preferred stock dividends	-	(1,221)	(429)
Net income (loss) applicable to common stockholders	$(3,381)	$3,891	$(4,320)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	34	-	-
Comprehensive income (loss)	$(3,347)	$3,891	$(4,320)

Income (loss) per common share
- basic	$(0.02)	$0.03	$(0.04)
- diluted	$(0.02)	$0.03	$(0.04)

Weighted average common shares outstanding
- basic	158,366	146,549	111,978
- diluted	158,366	153,657	111,978

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
	Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at May 31 , 2010	-	$-	110,271	$110	$48,959	$(48,636)	$-	$433
Common stock issued to directors for fiscal year 2011 compensation and meeting fees	-	-	750	1	177	-	-	178
Share-based compensation	-	-	995	1	267	-	-	268
Shares granted for consulting agreements	-	-	3,116	3	1,086	-	-	1,089
Shares issued on exercise of warrant	-	-	384	-	-	-	-	-
Preferred shares sold (including converted notes payable)	308	3	-	-	4,930	-	-	4,933
Preferred shares issued as dividends	6	-	-	-	101	-	-	101
Beneficial conversion feature of Preferred shares	-	-	-	-	225	-	-	225
Preferred share dividends	-	-	-	-	-	(429)	-	(429)
Conversion of preferred shares	(16)	-	1,563	2	(2)	-	-	-
Net loss	-	-	-	-	-	(3,891)	-	(3,891)
Balance at May 31, 2011	298	$3	117,079	$117	$55,743	$(52,956)	$-	$2,907
Common stock issued to Director	-	-	50	-	23	-	-	23
Share-based compensation	-	-	894	1	184	-	-	185
Shares not issued for employee tax liability	-	-	-	-	(80)	-	-	(80)
Shares granted for consulting agreements	-	-	207	-	47	-	-	47
Common shares, warrants and contingent shares issued for acquisition	-	-	5,000	5	2,974	-	-	2,979
Beneficial conversion feature of Preferred shares	-	-	-	-	1,201	-	-	1,201
Preferred shares issued as dividends	7	-	-	-	123	-	-	123
Preferred share dividends	-	-	-	-	-	(1,221)	-	(1,221)
Conversion of preferred shares	(305)	(3)	29,956	30	(27)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	5,112	-	5,112
Balance at December 31, 2011	-	$-	153,186	$153	$60,188	$(49,065)	$-	$11,276
Shares issued for acquisition	-	-	2,400	2	(2)	-	-	-
Shares-based compensation	-	-	2,271	2	796	-	-	798
Shares not issued for employee tax liability	-	-	-	-	(103)	-	-	(103)
Shares granted for consulting agreements	-	-	63	-	13	-	-	13
Exercise of warrant	-	-	4,286	4	339	-	-	343
Issue shares for conversion of preferred shares	-	-	712	2	(2)	-	-	(0)
Other	-	-	-	-	-	30	-	30
Foreign currency translation gain	-	-	-	-	-	-	34	34
Net income/(loss)	-	-	-	-	-	(3,381)	-	(3,381)
Balance at December 31, 2012	-	$-	162,918	$163	$61,229	$(52,416)	$34	$9,010

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2012	Seven Months ended December 31, 2011	Year ended May 31, 2011
Cash flows from operating activities
Net income (loss)	$(3,381)	$5,112	$(3,891)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization of property, equipment and intangibles	391	101	144
Amortization of deferred gain on sale-leaseback of building	(31)	(31)	(53)
Gains on disposal of fixed assets	-	(5)	-
Provision for doubtful accounts and commission adjustments	2	55	1,150
Amortization of deferred distributor costs	-	124	126
Share-based compensation	793	208	446
Amortization of deferred consulting expense	545	370	154
Changes in operating assets and liabilities:
Accounts and other receivables	10,854	(15,581)	(4,696)
Receivables due from related parties	173	(196)	-
Inventories, net	249	(186)	248
Deferred commission expense	(648)	699	(2,533)
Other current assets	(17)	52	(179)
Other assets	(52)	(1,888)	(194)
Accounts payable	69	(657)	205
Accrued commissions	(1,479)	1,852	1,935
Accrued expenses and other liabilities	2,090	1,398	264
Sales tax payable	(179)	98	18
Income taxes payable	(279)	221	4
Deferred revenue	374	3,305	10,895
Accrued rent expense	-	(5)	(13)
Trade payable due to related party	-	(268)	26
Other long-term liabilities	(43)	119	83
Net cash provided by (used in) operating activities	9,431	(5,103)	4,139

Cash flows from investing activities
Purchases of property, equipment and software	(402)	(80)	(135)
Purchases of short-term investments	(70)	-	(40)
Redemption of short-term investments	70	-	-
Acquisition of Fast Growth Enterprises	-	(1,000)	-
Cash acquired through purchase of Fast Growth Enterprises	-	442	-
Net cash used in investing activities	(402)	(638)	(175)

Cash flows from financing activities
Repayment of notes payable due to related party	(190)	(95)	-
Proceeds from exercise of warrant	343
Net cash (used in) provided by financing activities	153	(95)	3,684

Effect of exchange rate differences on cash and cash equivalents	(7)	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,175	(5,836)	7,648
Cash and cash equivalents - beginning of period	2,294	8,130	482
Cash and cash equivalents - end of period	$11,469	$2,294	$8,130

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$5	$11	8
Income taxes paid	$412	$22	8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$9	$27	$30
Accrued preferred stock dividends	$-	$(1,221)	$(429)
Common shares, warrants and contingent shares issued for acquisition	$-	$2,979	$-
Fair value of assets acquired	$291	$4,731	$-
Liabilities assumed through acquisition	$(291)	$(1,194)	$-
Issuance of preferred stock in satisfaction of accrued dividend	$-	$123	$101
Conversion of preferred stock to common stock	$-	$30	$2
Common shares issued for consulting agreements	$-	$-	$1,070

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

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® equipment business as well as other medical equipment operations.

While the Company achieved substantial profitability for the year ended December 31, 2011 (per unaudited financial data – see Note S), it has historically incurred operating losses and incurred a loss for the year ended December 31, 2012. The Company will seek to achieve profitability through growth in our China operations and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions in the international and domestic markets and to expand our sales representation business.

Based on our operations through December 31, 2012 and our current business outlook for 2013, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2014.

On June 15, 2011, the Board of Directors approved a change of the Company’s fiscal year end from May 31 to December 31.  As a result of this change, the Company filed a Transition Report on Form 10-K for the seven-month transition period ended December 31, 2011.  This Annual Report on Form 10-K is the first full-year report after the fiscal year change.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, and the adequacy of inventory and warranty reserves. Additionally, significant estimates and assumptions impact the Company’s accounting relative to its business combination.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  In the United States, we recognize revenue from the sale of our EECP® systems in the period in which we deliver the system to the customer.  Revenue from the sale of our EECP® systems to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers.  Returns are accepted prior to the in-service and training, subject to a 10% restocking charge, or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems.  In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectability is uncertain.

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

During the year ended December 31, 2012, the Company granted 2,392,500 restricted shares of common stock valued at $565,000 to non-officer employees in its VasoHealthcare subsidiary, vesting at various times through July 2013.  In addition, in 2012 we granted 1,000,000 restricted shares of common stock valued at $250,000 to officers, of which 250,000 shares valued at $60,000 vested immediately, with the remainder vesting at various times through July 2014.

During the year ended May 31, 2011, the Company granted, under the 2010 Stock Plan (see Note O), 4,440,000 restricted shares of common stock valued at $876,000 to employees and consultants.  355,000 shares valued at $72,000 vested immediately and the remainder vest over three years.  Also during the year ended May 31, 2011, 4,116,279 shares of common stock valued at $1,325,000 were granted to outside directors and consultants, of which 250,000 shares valued at $78,000 will vest over one year.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any non-qualified stock options during the year ended December 31, 2012, the seven months ended December 31, 2011, or the year ended May 31, 2011.

Share-based compensation expense recognized for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011 was $793,000, $208,000, and $446,000, respectively.  Expense for other share-based arrangements was $545,000, $370,000 and $154,000 for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $0.5 million at December 31, 2012 and will be recognized through July 2014.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	For the year ended December 31, 2012	For the seven months ended December 31, 2011	For the year ended May 31, 2011
Beginning Balance	$2,163	$1,297	$147
Provision for losses on accounts receivable	(2)	55	(1)
Direct write-offs, net of recoveries	(2)	-	(58)
Commission adjustments	1,020	811	1,209
Ending Balance	$3,179	$2,163	$1,297

Concentrations of Credit Risk

We market our equipment principally to hospitals and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, no customer in our Equipment segment accounted for 10% or more of revenues or accounts receivable.  In our Sales Representation segment, 100% of our revenues and accounts receivable are with GE; however, we believe this risk is acceptable based on GE’s financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign cash, which aggregated approximately $499,000 and $493,000 at December 31, 2012 and 2011, respectively.

Our revenues were derived from the following geographic areas:
 (in thousands)
	For the year ended December 31, 2012	For the seven months ended December 31, 2011	For the year ended May 31, 2011
Domestic (United States)	26,103	22,391	14,414
Non-domestic (foreign)	3,137	1,098	1,959
	29,240	23,489	16,373

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

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired for the year ended December 31, 2012, the seven months ended December 31, 2011, or the year ended May 31, 2011.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also complies with the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and December 31, 2011.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2012 and December 31, 2011.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2009.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet.  For the year ended December 31, 2012 , comprehensive income (loss) includes a gain of $34,000, which is entirely from foreign currency translation.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per common share is based on the weighted number of common and potential dilutive common shares outstanding. The diluted calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.  Due to losses during the years ended December 31, 2012 and May 31, 2011, diluted loss per common share is equal to basic loss per common share for those periods.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:
                     (in thousands)
	Year ended December 31, 2012	Seven months ended December 31, 2011	Year ended May 31, 2011
Basic weighted average shares outstanding	158,366	146,549	111,978
Dilutive effect of share-based compensation and warrants	-	5,124	-
Dilutive effect of contingently issuable shares	-	1,984	-
Diluted weighted average shares outstanding	158,366	153,657	111,978

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, because the effect of their inclusion would be anti-dilutive.
 (in thousands)
	December 31, 2012	December 31, 2011	May 31, 2011
Stock options	1,810	260	1,864
Warrants	1,500	1,500	4,286
Convertible preferred stock	-	-	30,545
Common stock grants	3,448	375	3,912
	6,758	2,135	40,607

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

Standards Issued But Not Yet Effective

In February 2013, new guidance was issued that amends the current comprehensive income guidance. The new guidance requires entities to disclose the effect of each item that was reclassified in its entirety out of accumulated other comprehensive income and into net income on each affected net income line item. For reclassification items that are not reclassified in their entirety into net income a cross reference to other required disclosures is required. The adoption of this new guidance is to be applied prospectively, and for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of this new guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands)
	As of or for the year ended December 31, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$6,023	$23,217	$-	$29,240
Operating income/(loss)	$(1,805)	$(153)	$(1,550)	$(3,508)
Total assets	$10,069	$23,615	$(1,303)	$32,381
Accounts and other receivables, net	$900	$8,245	$-	$9,145
Deferred commission expense	$-	$4,580	$-	$4,580

	As of or for the seven months ended December 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,576	$20,913	$-	$23,489
Operating income/(loss)	$(1,603)	$7,417	$(625)	$5,189
Total assets	$9,207	$22,877	$2,251	$34,335
Accounts and other receivables, net	$901	$19,200	$-	$20,101
Deferred commission expense	$-	$3,185	$-	$3,185

	As of or for the year ended May 31, 2011
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$5,260	$11,113	$-	$16,373
Operating income/(loss)	$(530)	$(2,962)	$(441)	$(3,933)
Total assets	$4,504	$5,920	$8,130	$18,554
Accounts and other receivables, net	$932	$3,087	$-	$4,019
Deferred commission expense	$-	$2,723	$-	$2,723

For the year ended December 31. 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, GE Healthcare accounted for 79%, 89% and 68% of revenue, respectively.  Also, GE Healthcare accounted for $8.1 million, or 89%, and $19.1 million, or 95%, of accounts and other receivables at December 31, 2012 and December 31, 2011, respectively.

NOTE D – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets measured at fair value as of December 31, 2012:
        (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)	Balance as of December 31, 2012
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,124	$-	$-	$9,124
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,234	$-	$-	$9,234

The following table presents information about the Company’s assets  measured at fair value as of December 31, 2011:
           (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)	Balance as of December 31 ,2011
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$1,313	$-	$-	$1,313
Investment in certificates of deposit (included in short-term investments)	110			110
	$1,423	$-	$-	$1,423

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2012 and 2011:
                         (in thousands)
	December 31, 2012	December 31, 2011
Trade receivables	$12,193	$22,143
Due from employees	131	121
Allowance for doubtful accounts and
commission adjustments	(3,179)	(2,163)
	$9,145	$20,101

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE F – INVENTORIES, NET

Inventories, net of reserves consisted of the following:
       (in thousands)
	December 31, 2012	December 31, 2011

Raw materials	$909	$842
Work in process	483	528
Finished goods	774	1,051
	$2,166	$2,421

At December 31, 2012 and 2011, the Company maintained reserves for excess and obsolete inventories of $576,000 and $412,000, respectively.

NOTE G– BUSINESS COMBINATION

On September 2, 2011, Vasomedical Global successfully completed the purchase of all the outstanding capital stock of privately-held Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company that owns and controls Life Enhancement Technology Limited (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively, as per the stock purchase agreement signed on August 19, 2011. The consideration of this acquisition included a cash payment of $1 million as well as the issuance of 5 million restricted shares of the Company’s common stock, up to 2.4 million shares of common stock contingently issuable upon the achievement of certain operating performance targets, and warrants covering 1.5 million shares of common stock.  The Company completed its evaluation of FGE’s calendar year 2011 performance targets and determined the targets were met, resulting in the issuance of 2.4 million shares to the prior owners in September 2012.

LET, based in Foshan, Guangdong, China, was Vasomedical’s supplier for its proprietary Enhanced External Counterpulsation (EECP®) systems, including certain Lumenair systems and all AngioNew® systems. Biox, a developer and manufacturer of ambulatory monitoring devices in China, is located in Wuxi, Jiangsu, China, and was Vasomedical’s partner on the BIOX series ECG Holter recorder and analysis software as well as ambulatory blood pressure monitoring systems. Prior to the acquisition, Vasomedical had obtained FDA clearance to market these products in the United States.  The acquisition of LET provided Vasomedical with consolidated technical and manufacturing capability in its EECP business and has significantly increased gross margins on the EECP® systems, and will enable the Company to meet anticipated increasing demand for its EECP systems.  Management believes that the acquisition of Biox greatly enhanced Vasomedical's distribution network, technology and product portfolio, and with combined market and sales efforts of the two companies, has improved the performance and profitability of Vasomedical's equipment segment.

The operating results of FGE are included in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the year ended December 31, 2012, and the seven months ended December 31, 2011.  The acquisition date fair value of the total consideration transferred was $3.979 million, which consisted of the following:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 805, Business Combinations, the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 2, 2011 (the acquisition date).  The purchase price was allocated based on the information available as of the acquisition date, and subsequently adjusted (measurement period adjustments) after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The measurement period adjustments were completed during the year ended December 31, 2012.  The accompanying Consolidated Balance Sheet as of December 31, 2011 has been retroactively adjusted to include the effect of the measurement period adjustment.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

       (in thousands)
	As initially reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$442	$-	$442
Accounts receivable and other current assets	591	(308)	283
Inventories	670	(194)	476
Property and equipment	32	-	32
Goodwill	3,175	(7)	3,168
Customer lists	-	800	800
Accounts payable and other current liabilites	(931)	(291)	(1,222)
Net assets acquired	$3,979	$-	$3,979

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of FGE as well as to FGE’s projected growth and profitability.  The goodwill is not deductible for tax purposes.  Customer lists were valued based on sales history of certain recurring customers and the timing of expected future revenues, and are being amortized over a seven year period.

During the seven month period ended December 31, 2011, the Company expensed $122,000 of acquisition-related costs.  These costs are included in the line item Selling, General & Administrative costs in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and are comprised of accounting and legal fees.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After elimination of intercompany transactions, the amounts of revenue, net income (loss), and earnings (loss) per share of FGE included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 and the seven months ended December 31, 2011 are set forth below:
     (in thousands, except per share amounts)
	Year ended December 31, 2012	Seven Months ended December 31, 2011
Revenue	$1,472	$413

Net income (loss)	(195)	35

Basic earnings (loss) per share	$(0.00)	$0.00

Diluted earnings (loss) per share	$(0.00)	$0.00

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of FGE had occurred June 1, 2009:
             (in thousands, except per share amounts)
	Year ended December 31, 2012	Seven Months ended December 31, 2011	Year ended May 31, 2011
Revenue	$29,240	$23,600	$17,347

Net income (loss)	(3,186)	4,980	(3,519)

Basic earnings (loss) per share	$(0.02)	$0.02	$(0.03)

Diluted earnings (loss) per share	$(0.02)	$0.02	$(0.03)

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
(in thousands)
	December 31, 2012	December 31, 2011
Office, laboratory and other equipment	$969	$827
EECP® systems under operating leases
or under loan for clinical trials	437	795
Furniture and fixtures	228	203
	1,634	1,826
Less: accumulated depreciation	(1,161)	(1,409)
Property and equipment, net	$473	$416

Depreciation expense amounted to approximately $193,000, $81,000, and $102,000 for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES

The change in the carrying amount of goodwill was as follows:
                                                                                                                     (in thousands)
Carrying Amount

Balance at December 31, 2011	$3,168
Foreign currency translation	44
Balance at December 31, 2012	$3,212

The Company’s other intangible assets consist of capitalized patent costs, customer lists, and software costs, as set forth in the following:

         (in thousands)
	December 31, 2012	December 31, 2011 as adjusted (see Note G)
Patents
Costs	$469	$469
Accumulated amortization	(438)	(413)
	31	56
Customer lists
Costs	800	800
Accumulated amortization	(152)	-
	648	800
Software
Costs	541	378
Accumulated amortization	(386)	(365)
	155	13
	$834	$869

The other intangible assets are included in other assets on the Company’s consolidated balance sheets.

The Company owns eleven US patents including eight utility and three design patents that expire at various times between now and 2023.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent costs are being amortized using the straight-line method over the related 10-year lives.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  Customer lists (see Note G) and software are amortized on a straight-line basis over their expected useful lives of seven and five years, respectively.

Amortization expense amounted to $198,000, $20,000, and $43,000 for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, respectively.  Amortization of intangibles for the next five years is:

Amortization of Intangibles	2013	2014	2015	2016	2017
(in thousands)
Amortization expense	$166	$160	$154	$151	$129

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
     (in thousands)
	For the year ended December 31, 2012	For the seven months ended December 31, 2011		For the year ended May 31, 2011
Deferred revenue at the beginning of the period	$15,227	$11,922		$1,027
Additions:
Deferred extended service contracts	1,241	691		1,281
Deferred in-service and training	38	18		33
Deferred service arrangements	85	29		98
Deferred commission revenues	10,515	13,497	(a)	19,283	(a)
Recognized as revenue:
Deferred extended service contracts	(1,113)	(639)		(1,239)
Deferred in-service and training	(38)	(25)		(23)
Deferred service arrangements	(87)	(48)		(61)
Deferred commission revenues	(10,266)	(10,218	)(a)	(8,477	)(a)
Deferred revenue at end of period	15,602	15,227		11,922
Less: current portion	10,580	8,890		10,918
Long-term deferred revenue at end of period	$5,022	$6,337		$1,004

(a)           Reclassified to reflect net activity.  No change to deferred revenue balances.

NOTE K – SALE-LEASEBACK

In August 2007, the Company sold its warehouse and corporate facility for $1,400,000.  Under the agreement, the Company leased back the property from the purchaser over a period of five years and accounted for the leaseback as an operating lease.  The gain of $266,000 realized in this transaction was deferred and amortized to income ratably over the term of the lease, which expired in August 2012.  The unamortized deferred gain of $0 and $31,000 as of December 31, 2012 and December 31, 2011, respectively, is shown as deferred gain on sale-leaseback of building in the Company’s Consolidated Balance Sheets.  The amount amortized in both the year ended December 31, 2012 and the seven months ended December 31, 2011 was $31,000, and the amount amortized in year ended May 31, 2011 was $53,000.

NOTE L – WARRANTY LIABILITY

The changes in the Company’s product warranty liability are as follows:
            (in thousands)
	For the year ended December 31, 2012	For the seven months ended December 31, 2011	For the year ended May 31, 2011
Warranty liability at the beginning of the period	$20	$30	$27
Expense for new warranties issued	63	22	75
Warranty claims	(56)	(32)	(72)
Warranty liability at the end of the period	26	20	30
Long-term warranty liability at the end of the period	$-	$-	$-

Warranty liability is included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”), a stockholder of the Company.  Under this agreement, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $0.08 per share was issued to Kerns.  In March 2012, Kerns exercised its warrant and 4,285,714 shares of common stock were issued.  Concurrently with our entry into the Securities Purchase Agreement, we also entered into a Distribution Agreement and a Supplier Agreement with Living Data Technology Corporation (“Living Data”), an affiliate of Kerns.  Pursuant to the Distribution Agreement, as amended, we became the exclusive worldwide distributor of the AngioNew EECP® systems manufactured through Living Data. The Distribution Agreement had an initial term extending through May 31, 2012.  Effective September 2, 2011, the Company acquired Life Enhancement Technology (LET) (see Note G), the manufacturer of the AngioNew EECP® system.  Consequently, the Distribution Agreement is no longer effective, and the Company wrote-off the remaining unamortized balance of Deferred Distributor Costs during the seven months ended December 31, 2011.

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $254,000 and $166,000 were billed by the firm for the year ended December 31, 2012 and the seven months ended December 31, 2011, respectively, at which dates no amounts were outstanding.

Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.  The consulting agreement (the “Agreement”) between the Company and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and was for a two year term and expired on February 28, 2013.  The Agreement provided for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.

In consideration for the services to be provided by Consultant under the Agreement, the Company agreed to issue to Consultant or its designees, up to 18,500,000 shares of restricted common stock of the Company, 3,000,000 of which, valued at $1,020,000, were issued in March 2011 and the balance was to be earned on performance. Mr. Lieberman received 600,000 of these restricted shares from the initial issuance.  The Company recorded the fair value of the shares issued to Consultant as a prepaid expense and is amortizing the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.  No performance-based shares were issued and no further compensation is expected to be paid in conjunction with the agreement.

During the year ended December 31, 2012, a former director performed consulting services for the Company aggregating approximately $10,000. Additionally, three directors received additional compensation totaling $150,000 for services rendered in connection with the extension of the GEHC contract.

During the seven months ended December 31, 2011, a director performed consulting services for the Company aggregating approximately $95,000, and the Company accrued dividends of $15,000 on Series E Preferred Stock (see Note N) to directors, management, and other related parties of the Company.

During the year ended May 31, 2011, the Company sold, or issued as dividends, 246,870 shares of Series E Preferred Stock (see Note N) to directors, management, and other related parties of the Company. In addition, two directors performed consulting services for the Company during the year ended May 31, 2011, aggregating approximately $57,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in full in March 2012.  In addition, $30,000 and $10,000 in pre-acquisition earnings were distributed to current BIOX management during the year ended December 31, 2012 and the seven months ended December 31, 2011, respectively.  The Company also recorded $196,000 in loans and advances made to officers of FGE during the seven months ended December 31, 2011, of which $25,000 remained outstanding at December 31, 2012.  These loans and advances are short term and do not bear interest.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY AND WARRANTS

Common stock and warrants

See Note M for discussion of common stock issued in the year ended May 31, 2011 in connection with related party agreements.  The Company also issued 2,333,586, 1,151,492, and 1,861,279 shares of common stock to directors, officers, employees, and consultants during the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, respectively.

On June 21, 2007, we granted warrants for the purchase of 428,571 shares of common stock to a consultant in conjunction with the Kerns Securities Purchase Agreement.   The initial exercise price was $0.07 per share for a term of five years, and a cashless exercise was made in April 2011 resulting in the issuance of 383,790 shares of common stock.

In September 2011, the Company issued 5,000,000 shares of restricted common stock and a two year common stock purchase warrant for 1,500,000 shares at an exercise price of $0.50 per share as partial consideration for the acquisition of FGE (see Note G).  In addition, up to 2,400,000 shares of common stock were contingently issuable should FGE attain certain operating targets for the twelve months ended December 31, 2011.  In September 2012, the Company determined FGE had met its targets and issued 2,400,000 shares to the prior owners of FGE.  The aggregate value of the aforementioned noncash consideration relative to the FGE acquisition was $2,979,000 (see Note G for valuation assumptions and methodology).

Warrant activity for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011 is summarized as follows:

	Employees	Consultants	Total	Weighted Average Price
Balance at May 31, 2010	-	6,968,823	6,968,823	$0.27
Warrants expired	-	(2,254,538)	(2,254,538)	$0.69
Warrants issued	-	-	-
Warrants exercised		(428,571)	(428,571)	$0.07
Number of shares exercisable at May 31, 2011	-	4,285,714	4,285,714	$0.08
Warrants expired	-	-	-
Warrants issued	-	1,500,000	1,500,000	$0.50
Warrants exercised	-	-	-
Number of shares exercisable at December 31, 2011	-	5,785,714	5,785,714	$0.19
Warrants expired	-	-	-
Warrants issued	-	-	-
Warrants exercised	-	(4,285,714)	(4,285,714)	$0.08
Number of shares exercisable at December 31, 2012	-	1,500,000	1,500,000	$0.50

Preferred stock

At December 31, 2012 and 2011, the Company had 1,000,000 shares of preferred stock authorized.  During the year ended May 31, 2011, the Company issued an aggregate 314,649 shares of its Series E preferred stock.  There were no shares issued and outstanding at December 31, 2012 and 2011.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to its conversion terms, the Series E Preferred was deemed automatically converted to common stock effective July 1, 2011.  As of December 31, 2011, 29,956,100 shares of common stock had been issued for 299,561 shares of Series E Preferred, with 712,350 shares of common stock yet to be issued.  The remaining 712,350 shares were issued during 2012.

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

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People's Republic of China ("PRC") accounting standards and regulations.  Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

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

During the year ended May 31, 2011, options to purchase 1,100,000 shares of common stock under the 1999 Plan at an exercise price ranging from $0.09 to $3.88 were retired or cancelled.

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

There was no activity under the 2004 plan during the year ended December 31, 2012, the seven months ended December 31, 2011, or the year ended May 31, 2011.

At December 31, 2012, there were 785,224 shares available for future grants under the 2004 Plan.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended May 31, 2011, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company, of which 355,000 shares vested immediately with the remainder vesting over a three year period, and of which 360,000 shares were forfeited.  Additionally, 650,000 restricted shares of common stock, vesting over a three year period, were granted to company officers.

During the seven months ended December 31, 2011, 475,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 100,000 shares vested immediately with the remainder vesting over a three year period.  As of December 31, 2011, 125,000 additional shares were forfeited and 196,008 were withheld for withholding taxes.

In the year ended December 31, 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to officers of the Company, of which 250,000 shares vested immediately with the remainder vesting over a one year period.  As of December 31, 2012, 355,000 additional shares were forfeited and 245,552 additional shares were withheld for withholding taxes.

No options were issued under the 2010 Plan during the year ended December 31, 2012, the seven months ended December 31, 2011, or the year ended May 31, 2011.

Stock option and stock grant activity under all the plans for the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011 is summarized as follows:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Outstanding Options
	Shares Available for Grant	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at May 31, 2010	785,224	2,963,776	$0.08 - $3.96	$0.57
Options granted	-	-
Options canceled	-	(1,100,000)	$0.09 - $3.88	$0.94
Available under 2010 Plan	920,000
Balance at May 31, 2011	1,705,224	1,863,776	$0.08 - $3.96	$0.34
Options granted	-	-
Options canceled	-	(54,000)	$3.96	$3.96
Granted under 2010 Plan	(475,000)	-
Cancelled under 2010 Plan	321,008	-
Balance at December 31, 2011	1,551,232	1,809,776	$0.08 - $1.11	$0.23
Options granted	-	-
Options canceled	-	-
Granted under 2010 Plan	(500,000)	-
Cancelled under 2010 Plan	600,552	-
Balance at December 31, 2012	1,651,784	1,809,776	$0.08 - $1.11	$0.23

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
Range of Exercise Prices
$0.08 - $0.58	1,689,776	3.3	$0.18	1,689,776	$0.18
$0.71 - $1.11	120,000	1.2	$1.04	120,000	$1.04
	1,809,776	3.2	$0.23	1,809,776	$0.23

There were 82,120,444 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE P - INCOME TAXES

As of December 31, 2012, the recorded deferred tax assets were $18,147,000, reflecting a decrease of $1,481,000 during the year ended December 31, 2012, which was offset by a valuation allowance the same amount.  The Company also recorded a net deferred tax liability of $112,000 as of December 31, 2012 and 2011, which arose from pre-acquisition FGE operations, primarily related to revenue recognized for book prior to recognition for tax.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets are summarized as follows:

(in thousands)
	December 31, 2012	December 31, 2011
Net operating loss carryforwards	$15,584	$18,030
Depreciation and amortization	143	59
Deferred rent	-	3
Deferred gain on sale of building	-	12
Allowance for doubtful accounts	50	54
Reserve for obsolete inventory	195	165
Tax credits	358	358
Expense accruals	482	545
Deferred revenue	1,335	402
Total gross deferred taxes	18,147	19,628
Valuation allowance	(18,147)	(19,628)
Net deferred tax assets	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39.0 million expiring at various dates from 2013 through 2031. In the year ended December 31, 2012, the seven months ended December 31, 2011 and the year ended May 31, 2011, approximately $6.1 million, $0.5 million, and $5.4 million, respectively, of net operating loss carryforwards expired.  Future expirations of net operating loss carryforwards are approximately as follows:

(in thousands)
Calendar Year	Amount
2013	$4,400
2014	-
2015	-
2016	-
2017	-
Thereafter	34,600
Total	$39,000

Income tax expense for the year ended December 31, 2012 was $52,000 and consisted mainly of state income taxes.  For the seven months ended December 31, 2011, income tax expense was $276,000 and consisted mainly of Federal Alternative Minimum Tax and income tax in states with income in excess of available net operating loss carry forwards.  Income tax expense for the year ended May 31, 2011 consists primarily of accruals for state taxes and adjustments for amounts paid or accrued in excess of actual income tax liabilities.

The Company has recorded a provision of $500,000 for the seven months ended December 31, 2011 for the potential liability that may arise from the business of FGE prior to its acquisition by the Company.  Under the acquisition agreement of FGE by Vasomedical, the former shareholders of FGE have fully indemnified Vasomedical against any undisclosed liabilities and the Company believes that any liability that may arise should be recoverable from these former shareholders.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended December 31, 2012	For the seven months ended December 31, 2011	For the year ended May 31, 2011
	%	%	%
Federal statutory rate	34.00	34.00	(34.00)
State income taxes	6.00	6.00	(6.00)
Change in valuation allowance
relating to operations	-	-	40.00
Utilizations of net operating loss carryforward	(40.00)	(40.00)	-
Foreign taxes	0.20	1.17	-
Alternative minimum tax	(0.37)	2.10	-
Other	1.73	1.84	0.17
	1.56	5.12	0.17

NOTE Q - COMMITMENTS AND CONTINGENCIES

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

In conjunction with the extension of the GEHC Agreement, the Company granted VasoHealthcare employees both stock and cash-based performance incentives for the ensuing year.  The incentives provide for cash payments of up to $2.4 million and grants of restricted common stock of the Company up to 2.4 million shares, vesting at various times through July 1, 2013.  A condition of the incentives is that the employees remain continuously employed through the vesting dates.  For the year ended December 31, 2012, approximately $2.2 million was recorded as SG&A expense on the consolidated statements of operations and comprehensive income (loss) in conjunction with the incentive plan.  As of December 31, 2012, approximately $1.5 million and 1.5 million shares remain unvested.

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement, which expired in August 2012.  In September 2012, the term of the lease was extended for an additional three years.  The Company also leases offices in New York City under a five year agreement expiring May 2017.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2013. FGE leases facilities in Wuxi, China, pursuant to leases expiring in December 2013, February 2014, and March 2018, and a facility in Foshan, China, pursuant to a lease that expires in April 2016.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31,
                                (in thousands)
	Vehicles	Facilities	Total
2013	$325	$307	$632
2014	198	254	452
2015	33	212	245
2016	-	95	95
2017	-	65	65
Thereafter	-	12	12
Total	$556	$945	$1,501

Employment Agreement

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, for a three-year term ending on March 14, 2014. The Employment Agreement currently provides for annual compensation of $275,000.  Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement. Dr Ma’s agreement, as modified, is for a continuing three year term, unless earlier terminated by the Company, but in no event can extend beyond March 21, 2019.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign operations

During the years ended December 31, 2012 and 2011, the Company had and continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions. There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), corporate income tax, and social (payroll) taxes. Regulations are often unclear. Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest. These facts create risks in China.

NOTE R - 401(K) PLAN

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 15% of their compensation. In the year ended December 31, 2012, the seven months ended December 31, 2011, and the year ended May 31, 2011, the Company made discretionary contributions of approximately $81,000, $25,000, and $27,000, respectively, to match a percentage of employee contributions.

NOTE S - TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)

The following table presents certain financial information for the years ended December 31, 2012 and 2011, and for the seven months ended December 31, 2011 and 2010.

 (in thousands except per share data)
	For the years ended December 31,		For the seven months ended December 31,
	2012	2011	2011	2010
		(unaudited)		(unaudited)
Statement of Operations Data:
Total revenues	$29,240	$31,112	$23,489	$8,741
Gross profit	20,594	21,917	16,756	5,820
Operating income (loss)	(3,508)	3,701	5,189	(2,445)
Total other income, net	179	208	199	40
Income (loss) before income taxes	(3,329)	3,909	5,388	(2,405)
Net income (loss)	(3,381)	3,634	5,112	(2,413)
Preferred stock dividends	-	(1,459)	(1,221)	(191)
Net income (loss) applicable to common stockholders	(3,381)	2,175	3,891	(2,604)
Comprehensive income (loss)	$(3,347)	$2,175	$3,891	$(2,604)

Earnings (loss) per common share
- basic	$(0.02)	$0.02	$0.03	$(0.02)
- diluted	$(0.02)	$0.02	$0.03	$(0.02)

Weighted average common shares outstanding
- basic	158,366	132,918	146,549	110,833
- diluted	158,366	140,414	153,657	110,833

Statements of Cash Flows Data:
Net cash provided by (used in) operations	$9,431	$114	$(5,103)	$(1,032)
Net cash provided by (used in) investing activities	(402)	(682)	(638)	(132)
Net cash provided by (used in) financing activities	153	(238)	(95)	3,783
Effect of exchange rate differences on cash	(7)	-	-	-
Increase (decrease) in cash and cash equivalents	$9,175	$(806)	$(5,836)	$2,619