Form 10-Q
period 2013-03-31
VASOMEDICAL, INC
filed 2013-05-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2013 –163,263,623

Vasomedical, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,899	$11,469
Short-term investments	111	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,842 at March 31,
2013 and $3,179 at December 31, 2012	4,735	9,145
Receivables due from related parties	20	25
Inventories, net	2,163	2,166
Financing receivables, net	11	16
Deferred commission expense	2,460	2,480
Deferred related party consulting expense	-	85
Other current assets	270	220
Total current assets	22,669	25,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,212 at March 31, 2013 and $1,161 at December 31, 2012	434	473
GOODWILL	3,234	3,212
OTHER ASSETS, net	2,464	2,980
	$28,801	$32,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$455	$342
Accrued commissions	1,474	2,337
Accrued expenses and other liabilities	4,029	4,627
Sales tax payable	152	177
Deferred revenue - current portion	10,222	10,580
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	16,447	18,178

LONG-TERM LIABILITIES
Deferred revenue	3,594	5,022
Other long-term liabilities	333	171
Total long-term liabilities	3,927	5,193

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2013, and December 31, 2012	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
163,240,737 and 162,917,996 shares issued and outstanding
at March 31, 2013 and December 31, 2012	163	163
Additional paid-in capital	61,331	61,229
Accumulated deficit	(53,068)	(52,416)
Accumulated other comprehensive income	1	34
Total stockholders’ equity	8,427	9,010
	$28,801	$32,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues
Equipment sales	$877	$1,453
Equipment rentals and services	407	533
Commissions	6,009	4,057
Total revenues	7,293	6,043

Cost of revenues
Cost of sales, equipment	293	606
Cost of equipment rentals and services	242	293
Cost of commissions	1,696	963
Total cost of revenues	2,231	1,862
Gross profit	5,062	4,181

Operating expenses
Selling, general and administrative	5,604	5,330
Research and development	140	152
Total operating expenses	5,744	5,482
Operating loss	(682)	(1,301)

Other income (expenses)
Interest and financing costs	(2)	(3)
Interest and other income (expense), net	40	(28)
Amortization of deferred gain on
sale-leaseback of building	-	13
Total other income (expenses), net	38	(18)

Loss before income taxes	(644)	(1,319)
Income tax expense	(8)	(25)
Net loss	(652)	(1,344)

Other comprehensive loss
Foreign currency translation loss	(34)	(22)
Comprehensive loss	$(686)	$(1,366)

Loss per common share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	162,117	154,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net loss	$(652)	$(1,344)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	91	49
Amortization of deferred gain on sale-leaseback of building	-	(13)
Provision for doubtful accounts and commission adjustments	17	(74)
Share-based compensation	137	129
Amortization of deferred consulting expense	86	152
Changes in operating assets and liabilities:	-
Accounts and other receivables	4,359	14,640
Receivables due from related parties	5	158
Inventories, net	4	226
Deferred commission expense	21	(472)
Other current assets	(45)	(91)
Other assets	477	287
Accounts payable	113	89
Accrued commissions	(863)	(1,969)
Accrued expenses and other liabilities	(604)	(278)
Sales tax payable	(25)	43
Income taxes payable	-	(177)
Deferred revenue	(1,786)	(447)
Deferred tax liability	-	(1)
Other long-term liabilities	162	115
Net cash provided by operating activities	1,497	11,022

Cash flows from investing activities
Purchases of property and equipment	(12)	(113)
Purchases of short-term investments	(40)	-
Redemption of short-term investments	40	-
Net cash used in investing activities	(12)	(113)

Cash flows from financing activities
Proceeds from exercise of warrant	-	343
Repayment of notes payable due to related party	-	(190)
Net cash provided by financing activities	-	153
Effect of exchange rate differences on cash and cash equivalents	(55)	(25)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,430	11,037
Cash and cash equivalents - beginning of period	11,469	2,294
Cash and cash equivalents - end of period	$12,899	$13,331

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$2
Income taxes paid	$24	$186

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$2	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems based on our unique proprietary technology currently indicated in the United States for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, "MI") and cardiogenic shock.  In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.

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

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  VasoHealthcare activities are included under our Sales Representation segment (See Note C).

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. These condensed consolidated financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its estimates and assumptions on an ongoing basis.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended December 31, 2012, includes a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the condensed consolidated balance sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.  Cost of commissions includes commission expense and, beginning in 2013, costs associated with the medical device excise tax imposed by the Affordable Care Act.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in two segments – the Equipment segment and the Sales Representation segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	(in thousands)
	As of or for the three months ended March 31, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,284	$6,009	$-	$7,293
Operating (loss) income	$(643)	$362	$(401)	$(682)
Total assets	$7,529	$8,485	$12,783	$28,797
Accounts and other receivables, net	$618	$4,117	$-	$4,735
Deferred commission expense	$-	$4,032	$-	$4,032

	As of or for the three months ended March 31, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,986	$4,057	$-	$6,043
Operating loss	$(157)	$(796)	$(348)	$(1,301)
Total assets	$9,227	$8,381	$13,010	$30,618
Accounts and other receivables, net	$1,224	$4,313	$-	$5,537
Deferred commission expense	$-	$3,399	$-	$3,399

For the three months ended March 31, 2013 and 2012, GE Healthcare accounted for 82% and 67% of revenue, respectively.  Also, GE Healthcare accounted for $4.0 million, or 84%, and $8.1 million, or 89%, of accounts and other receivables at March 31, 2013 and December 31, 2012, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the three month period ended March 31, 2013, the Company granted 60,000 restricted shares of common stock to employees.  The shares vested immediately and were valued at $10,800.  During the three months ended March 31, 2012, the Company granted 500,000 shares of restricted common stock, valued at $120,000, to an officer, of which half vested immediately and the remainder during the quarter ended March 31, 2013.

During the three-month periods ended March 31, 2013 and 2012, the Company did not grant any stock options.

Share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was $137,000 and $129,000, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations.  Expense for share-based arrangements was $86,000 and $152,000 for the three months ended March 31, 2013 and 2012, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $253,000 at March 31, 2013 and will be recognized through July 2014.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE E – LOSS PER COMMON SHARE

 Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

  The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended
	March 31, 2013	March 31, 2012
Stock options	1,780	1,810
Warrants	1,500	1,500
Contingently issuable shares	-	2,000
Common stock grants	2,188	2,948
	5,468	8,258

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information about the Company’s assets measured at fair value as of March 31, 2013 and December 31, 2012:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$11,641	$-	$-	$11,641
Investment in certificates of deposit (included in short-term investments)	111			111
	$11,752	$-	$-	$11,752

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,124	$-	$-	$9,124
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,234	$-	$-	$9,234

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2013 and December 31, 2012:

	(in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)
Trade receivables	$7,432	$12,193
Due from employees	145	131
Allowance for doubtful accounts and
commission adjustments	(2,842)	(3,179)
Accounts and other receivables, net	$4,735	$9,145

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)
Raw materials	$795	$909
Work in process	612	483
Finished goods	756	774
	$2,163	$2,166

At March 31, 2013 and December 31, 2012, the Company maintained reserves for excess and obsolete inventory of $576,000.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,234,000 and $3,212,000 was recorded on the Company’s condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2012	$3,212
Foreign currency translation	22
Balance at March 31, 2013	$3,234

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	(in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)
Patents
Costs	$469	$469
Accumulated amortization	(442)	(438)
	27	31

Customer lists
Costs	800	800
Accumulated amortization	(181)	(152)
	619	648

Software
Costs	543	541
Accumulated amortization	(395)	(386)
	148	155

	$794	$834

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $42,000 and $7,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$15,602	$15,227
Additions:
Deferred extended service contracts	150	327
Deferred in-service and training	5	5
Deferred service arrangements	10	25
Deferred commission revenues	1,008	1,350
Recognized as revenue:
Deferred extended service contracts	(260)	(275)
Deferred in-service and training	(1)	(3)
Deferred service arrangements	(19)	(22)
Deferred commission revenues	(2,679)	(1,853)
Deferred revenue at end of period	13,816	14,781
Less: current portion	10,222	10,620
Long-term deferred revenue at end of period	$3,594	$4,161

NOTE K – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (”Kerns”).  Pursuant to this agreement, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $0.08 per share was issued to Kerns.  In March 2012, Kerns exercised its warrant and purchased 4,285,714 shares of common stock.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 and $67,000 were billed by the firm through the three months ended March 31, 2013 and 2012, respectively, at which date no amounts were outstanding.

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

In consideration for the services to be provided by Consultant under the Agreement, the Company agreed to issue to Consultant or its designees, up to 18,500,000 shares of restricted common stock of the Company, 3,000,000 of which were issued in March 2011 and the balance was to be earned on performance. Mr. Lieberman received 600,000 of these restricted shares.  The Company recorded the fair value of the shares issued to Consultant as a prepaid expense and amortized the cost ratably over the two year agreement.  The unamortized value is reported as deferred related party consulting expense in our accompanying condensed consolidated balance sheets as of December 31, 2012.  No performance-based shares were issued and no further compensation is expected to be paid in conjunction with the agreement.

During the three months ended March 31, 2012, a director performed consulting services for the Company aggregating approximately $10,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $5,000 and $158,000 were collected during the three months ended March 31, 2013 and 2012, respectively.

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

See Note K for discussion of common stock issued during the three months ended March 31, 2012 in connection with related party agreements.  In addition, during the three months ended March 31, 2013 and 2012, the Company issued 322,741 and 62,500 shares of common stock, respectively, to employees and consultants.

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

As of March 31, 2013, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company.  As of March 31, 2013, 935,000 shares have been forfeited.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 vested immediately with the remainder vesting over a one year period.  In June 2012, 2,392,500 additional shares, vesting at various times through July 1, 2013, of restricted common stock were granted to non-officer employees in conjunction with the extension of the GEHC Agreement, of which 365,500 shares had been forfeited as of March 31, 2013.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

No options were issued under the 2010 Plan during the three months ended March 31, 2013 and 2012.

Preferred Stock

Pursuant to its conversion terms, all Series E preferred stock was deemed automatically converted to common stock effective July 1, 2011. As of December 31, 2011, 712,350 shares of common stock were yet to be issued.  647,600 shares were issued during the three months ended March 31, 2012, and all remaining shares were issued the following quarter.

NOTE M – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GE Healthcare, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

In conjunction with the extension of the GEHC Agreement, the Company granted VasoHealthcare employees both stock and cash-based performance incentives for the ensuing year.  The incentives provide for cash payments of up to $2.4 million and 2.4 million shares of restricted common stock grants and vest at various times through July 1, 2013.  A condition of the incentives is that the employees remain continuously employed through the vesting dates.  As of March 31, 2013, approximately $0.5 million and 0.5 million shares remain unvested.

NOTE N - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Standards

Other Comprehensive Income:  Presentation of Comprehensive Income

In February 2013, new guidance was issued that amends the current comprehensive income guidance.  The new guidance requires entities to disclose the effect of each item that was reclassified in its entirety out of accumulated other comprehensive income and into net income on each affected net income line item.  For reclassification items that are not reclassified in their entirety into net income, a cross-reference to other required disclosures is required. The new guidance is to be applied prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of this new guidance did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE O – SUBSEQUENT EVENT

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million of the Company’s common stock.  As of April 30, 2013, this would represent approximately 5% of the total outstanding shares of Vasomedical common stock and 248,577 shares have been repurchased through such date.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; continuation of the GEHC Agreement and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

We now report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  VasoHealthcare activities are included under our Sales Representation segment (see Note C).

The Company expects to achieve profitability through reaching a higher commission rate under the GEHC Agreement, growth in our China operations and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions in the international and domestic markets and to expand our sales representation business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Vasomedical, Inc. and Subsidiaries

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations - For the Three Months Ended March  31, 2013 and 2012

Total revenue for the three months ended March 31, 2013 and March 31, 2012, was $7,293,000 and $6,043,000, respectively, an increase of $1,250,000, or 21%. Net loss for the three months ended March 31, 2013 was $652,000 compared to a net loss of $1,344,000 for the three months ended March 31, 2012.  The decrease in net loss was primarily attributable to a $881,000 increase in gross profit, partially offset by a $274,000 increase in selling, general and administrative costs.  Our total net loss was $0.00 and $0.01 per basic and diluted common share for the three months ended March 31, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment decreased by $702,000, or 35%, to $1,284,000 for the three-month period ended March 31, 2013 from $1,986,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $576,000, or 40%, to $877,000 for the three-month period ended March 31, 2013 as compared to $1,453,000 for the same period in the prior year primarily due to a decrease of $523,000 in EECP® revenues as a result of lower sales volume.

Current demand for EECP® systems domestically will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.

Equipment segment revenue from equipment rental and services decreased 24% to $407,000 in the first quarter of 2013 from $533,000 in the first quarter of 2012. Revenue from equipment rental and services represented 32% and 27% of total Equipment segment revenue in the first quarters of fiscal 2013 and fiscal 2012, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part and field service revenues.

Vasomedical, Inc. and Subsidiaries

Commission revenues in the Sales Representation segment were $6,009,000 in the first quarter of 2013, as compared to $4,057,000 in the first quarter of 2012, an increase of 48%.  The increase in commission revenue in the first quarter of 2013 is due primarily to an increase in volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2013, $12,662,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $3,168,000 is long-term.  At March 31, 2012, $13,581,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $3,796,000 was long-term.

Gross Profit

The Company had a gross profit of $5,062,000 in the first quarter of 2013 compared to $4,181,000 in the first quarter of the prior year, an increase of 21%.  The increase is principally due to the increase in commission revenue discussed above.  Equipment segment gross profit decreased to $749,000, or 58% of Equipment segment revenues, for the first quarter of 2013 compared to $1,087,000 or 55% of Equipment segment revenues, for the same quarter of 2012.  Equipment segment gross profit declined due to lower equipment sales in the first quarter of 2013.  Gross profit margin on EECP® equipment improved as a result of lower production costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $4,313,000, or 72%, for the three months ended March 31, 2013 as compared to $3,094,000, or 76%, for the three months ended March 31, 2012.  The increase was due to higher revenue in this segment, as explained above.  Cost of commissions of $1,696,000 and $963,000, for the three months ended March 31, 2013 and 2012, respectively, reflects commission expense associated with recognized commission revenues, and, starting in 2013, additional costs associated with the medical device excise tax imposed by the Affordable Care Act.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $682,000 for the three months ended March 31, 2013 as compared to an operating loss of $1,301,000 for the three months ended March 31, 2012, a decrease of $619,000.  The decrease in operating loss was primarily attributable to improved operating performance in the Sales Representation segment, where operating income was $362,000 for the first quarter of 2013 compared to an operating loss of $796,000 in the same quarter of the prior year.  Partially offsetting the improvement in the Sales Representation segment was an increase in operating loss of $486,000 in the Equipment segment to $643,000 in the first quarter of 2013 from an operating loss of $157,000 in the same period of the prior year.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 and 2012 were $5,604,000, or 77% of revenues, and $5,330,000, or 88% of revenues, respectively, reflecting an increase of $274,000 or approximately 5%. The increase in SG&A expenditures in the first quarter of 2013 resulted primarily from increased costs in the Sales Representation segment of approximately $238,000 associated with the extension of the GEHC contract (see Note M).  The cost increase resulting from the GEHC contract extension is a non-recurring charge that will be completed in the second quarter 2013.

Research and development (“R&D”) expenses of $140,000, or 2% of revenues (11% of Equipment segment revenues), for the first quarter of 2013 decreased by $12,000, or 8%, from $152,000, or 3% of revenues (8% of Equipment segment revenues), for the first quarter of 2012. The decrease is primarily attributable to a decrease in clinical research and regulatory expenses.

Vasomedical, Inc. and Subsidiaries

Interest and Other Income, Net

Interest and other income, net for the first quarter of 2013 was $40,000 as compared to a net expense of $28,000 for the first quarter of 2012. The improvement was due to certain non-recurring non-operating expenses incurred by our Chinese subsidiaries in the first quarter of 2012 as well as higher interest earnings on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the first quarter of 2012 was $13,000.  The deferred gain was fully amortized in the third quarter of 2012.

Income Tax Expense

During the first quarter of 2013 we recorded an income tax expense of $8,000 as compared to an income tax expense of $25,000 for the first quarter of 2012.  The decrease arose from reduced tax expense at our Chinese subsidiaries.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2013, we had cash and cash equivalents of $12,899,000, short-term investments of $111,000 and working capital of $6,168,000 compared to cash and cash equivalents of $11,469,000, short-term investments of $110,000 and working capital of $7,538,000 at December 31, 2012.

Cash provided by operating activities was $1,497,000 during the first three months of 2013, which consisted of a net loss after adjustments to reconcile net loss to net cash of $321,000, offset by cash provided by operating assets and liabilities of $1,818,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,359,000, partially offset by decreases in deferred revenue of $1,786,000 and accrued commissions of $863,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets the higher commission rates are retroactively applied to all sales in the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of 2011 resulted in significant cash inflows in the first quarter of 2012.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, lower commission rates were earned in 2012 than in 2011, resulting in lower cash inflows in the first quarter of 2013.

Cash used in investing activities during the three-month period ended March 31, 2013 was $12,000 for the purchase of  equipment and software.

Liquidity

The Company expects to achieve profitability and continued positive cash flow through reaching a higher commission rate under the GEHC Agreement, growth in our China operations and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions in the international and domestic markets and to expand our sales representation business.

While we expect to generate positive operating cash flows for 2013, the progressive nature of the commission rates under the GEHC Agreement can cause related cash inflows to vary widely during the year.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 due to insufficient controls and management review over the recording of certain transactions, and the lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and the closing process at our China subsidiaries.  The Company has engaged additional accounting personnel, and has implemented a review process of its closing procedures, related disclosures, and the approval of certain transactions.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date:  May 15, 2013