Form 10-Q
period 2013-06-30
VASOMEDICAL, INC
filed 2013-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  No  ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2013 – 155,661,792

Vasomedical, Inc. and Subsidiaries

Index
PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,557	$11,469
Short-term investments	111	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,718 at June 30, 2013 and $3,179 at December 31, 2012	6,439	9,145
Receivables due from related parties	29	25
Inventories, net	2,163	2,166
Financing receivables, net	5	16
Deferred commission expense	2,627	2,480
Deferred related party consulting expense	-	85
Other current assets	266	220
Total current assets	23,197	25,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,268 at June 30, 2013 and $1,161 at December 31, 2012	433	473
GOODWILL	3,270	3,212
OTHER ASSETS, net	2,331	2,980
	$29,231	$32,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$464	$342
Accrued commissions	1,966	2,337
Accrued expenses and other liabilities	4,998	4,627
Sales tax payable	168	177
Deferred revenue - current portion	10,291	10,580
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	18,002	18,178

LONG-TERM LIABILITIES
Deferred revenue	2,980	5,022
Other long-term liabilities	337	171
Total long-term liabilities	3,317	5,193

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2013, and December 31, 2012	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 163,651,050 and 162,917,996 shares issued at June 30, 2013 and December 31, 2012, respectively; 162,645,052 and 162,917,996 shares outstanding at June 30, 2013 and December 31, 2012, respectively	164	163
Additional paid-in capital	61,465	61,229
Accumulated deficit	(53,603)	(52,416)
Accumulated other comprehensive income	68	34
Treasury stock, at cost, 1,005,998 and nil shares at June 30, 2013 and December 31, 2012, respectively	(182)	-
Total stockholders’ equity	7,912	9,010
	$29,231	$32,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Equipment sales	$1,090	$1,056	$1,967	$2,509
Equipment rentals and services	415	499	822	1,032
Commissions	6,391	6,142	12,400	10,199
Total revenues	7,896	7,697	15,189	13,740

Cost of revenues
Cost of sales, equipment	342	416	635	1,022
Cost of equipment rentals and services	216	258	458	551
Cost of commissions	1,975	1,493	3,671	2,456
Total cost of revenues	2,533	2,167	4,764	4,029
Gross profit	5,363	5,530	10,425	9,711

Operating expenses
Selling, general and administrative	5,733	5,335	11,337	10,665
Research and development	162	120	302	272
Total operating expenses	5,895	5,455	11,639	10,937
Operating (loss) income	(532)	75	(1,214)	(1,226)

Other income
Interest and other income, net	44	58	82	27
Amortization of deferred gain on sale-leaseback of building	-	13	-	27
Total other income, net	44	71	82	54

(Loss) income before income taxes	(488)	146	(1,132)	(1,172)
Income tax expense	(49)	(92)	(57)	(116)
Net (loss) income	(537)	54	(1,189)	(1,288)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	67	21	34	(2)
Comprehensive (loss) income	$(470)	$75	$(1,155)	$(1,290)

(Loss) earnings per common share
- basic	$(0.00)	$0.00	$(0.01)	$(0.01)
- diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic	162,186	158,072	162,152	156,225
- diluted	162,186	161,806	162,152	156,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net loss	$(1,189)	$(1,288)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	182	103
Amortization of deferred gain on sale-leaseback of building	-	(27)
Provision for doubtful accounts and commission adjustments	10	(3)
Share-based compensation	271	231
Amortization of deferred consulting expense	87	288
Changes in operating assets and liabilities:	-
Accounts and other receivables	2,666	11,802
Receivables due from related parties	(4)	186
Inventories, net	(14)	119
Finance receivables, net	-	9
Deferred commission expense	(147)	(410)
Other current assets	(36)	(212)
Other assets	574	112
Accounts payable	122	183
Accrued commissions	(371)	(1,716)
Accrued expenses and other liabilities	359	13
Sales tax payable	(9)	36
Deferred revenue	(2,331)	(29)
Other long-term liabilities	166	127
Net cash provided by operating activities	336	9,524

Cash flows from investing activities
Purchases of property, equipment and software	(45)	(204)
Purchases of short-term investments	(40)	-
Redemption of short-term investments	40	-
Net cash used in investing activities	(45)	(204)

Cash flows from financing activities
Proceeds from exercise of warrant	-	343
Repurchase of common stock	(182)	-
Repayment of notes payable due to related party	-	(190)
Net cash (used in) provided by financing activities	(182)	153
Effect of exchange rate differences on cash and cash equivalents	(21)	16

NET INCREASE IN CASH AND CASH EQUIVALENTS	88	9,489
Cash and cash equivalents - beginning of period	11,469	2,294
Cash and cash equivalents - end of period	$11,557	$11,783

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$5
Income taxes paid	$30	$242

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, attributable to operating leases, net	$28	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting Enhanced External Counterpulsation (EECP®) systems based on our unique proprietary technology currently indicated in the United States for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, “MI”) and cardiogenic shock.  In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which owns and controls two Chinese operating companies - Life Enhancement Technologies Ltd. (”LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively – to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® therapy business as well as other medical equipment operations.

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

Index
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

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended June 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,505	$6,391	$-	$7,896
Operating (loss) income	$(481)	$308	$(359)	$(532)
Total assets	$8,129	$10,068	$11,034	$29,231
Accounts and other receivables, net	$745	$5,694	$-	$6,439
Deferred commission expense	$-	$4,036	$-	$4,036

	As of or for the three months ended June 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,555	$6,142	$-	$7,697
Operating (loss) income	$(197)	$681	$(409)	$75
Total assets	$9,323	$11,558	$11,174	$32,055
Accounts and other receivables, net	$1,151	$7,153	$-	$8,304
Deferred commission expense	$-	$3,490	$-	$3,490

	As of or for the six months ended June 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,789	$12,400	$-	$15,189
Operating (loss) income	$(1,125)	$670	$(759)	$(1,214)
Total assets	$8,129	$10,068	$11,034	$29,231
Accounts and other receivables, net	$745	$5,694	$-	$6,439
Deferred commission expense	$-	$4,036	$-	$4,036

	As of or for the six months ended June 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$3,541	$10,199	$-	$13,740
Operating loss	$(353)	$(115)	$(758)	$(1,226)
Total assets	$9,323	$11,558	$11,174	$32,055
Accounts and other receivables, net	$1,151	$7,153	$-	$8,304
Deferred commission expense	$-	$3,490	$-	$3,490

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended June 30, 2013 and 2012, GE Healthcare accounted for 81% and 80% of revenue, respectively.  For the six months ended June 30, 2013 and 2012, GE Healthcare accounted for 82% and 74% of revenue, respectively.  Also, GE Healthcare accounted for $5.6 million, or 87%, and $8.1 million, or 89%, of accounts and other receivables at June 30, 2013 and December 31, 2012, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the three and six month periods ended June 30, 2013, the Company granted 340,000 and 400,000 restricted shares of common stock valued at $63,200 and $74,000, respectively.  Shares valued at $3,600 and $38,000 vested over six month and two year periods, respectively, with the remainder vesting immediately.  During the three month period ended June 30, 2012, the Company granted 2,392,500 shares of restricted common stock valued at $598,000 in conjunction with the extension of the GEHC Agreement.  Such shares vest at various times through July 1, 2013.  In addition, during the six month period ended June 30, 2012, the Company granted 500,000 shares valued at $120,000, of which half vested immediately and the remainder vested during the quarter ended June 30, 2013.

During the three and six month periods ended June 30, 2013 and 2012, the Company did not grant any stock options.

Share-based compensation expense recognized for the three and six month periods ended June 30, 2013 was $133,000 and $271,000, respectively, and $102,000 and $231,000 for the three and six month periods ended June 30, 2012, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations.  Expense for share-based consulting fees with non-employees was $1,000 and $87,000 for the three and six months ended June 30, 2013, respectively, and $136,000 and $288,000 for the three and six months ended June 30, 2012, respectively.  Unrecognized expense related to existing share-based compensation and consulting fees is approximately $176,000 at June 30, 2013 and will be recognized through May 2015.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common stock equivalents.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	162,186	158,072	162,152	156,225
Dilutive effect of share-based compensation	-	1,334	-	-
Contingently issuable shares	-	2,400	-	-
Diluted weighted average shares outstanding	162,186	161,806	162,152	156,225

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012, because the effect of their inclusion would be anti-dilutive.

Index
	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	1,780	260	1,780	1,810
Warrants	1,500	1,500	1,500	1,500
Contingently issuable shares	-	-	-	2,400
Common stock grants	2,390	375	2,390	4,918
	5,670	2,135	5,670	10,628

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2013 and December 31, 2012:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$10,477	$-	$-	$10,477
Investment in certificates of deposit (included in short-term investments)	111			111
	$10,588	$-	$-	$10,588

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,124	$-	$-	$9,124
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,234	$-	$-	$9,234

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2013 and December 31, 2012:

	(in thousands)
	June 30, 2013	December 31, 2012
	(unaudited)
Trade receivables	$9,028	$12,193
Due from employees	129	131
Allowance for doubtful accounts and commission adjustments	(2,718)	(3,179)
Accounts and other receivables, net	$6,439	$9,145

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2013	December 31, 2012
	(unaudited)
Raw materials	$833	$909
Work in process	749	483
Finished goods	581	774
	$2,163	$2,166

At June 30, 2013 and December 31, 2012, the Company maintained reserves for excess and obsolete inventory of $570,000 and $576,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,270,000 and $3,212,000 was recorded on the Company’s condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Carrying Amount

Balance at December 31, 2012	$3,212
Foreign currency translation	58
Balance at June 30, 2013	$3,270

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

	(in thousands)
	June 30, 2013	December 31, 2012
	(unaudited)
Patents
Costs	$469	$469
Accumulated amortization	(447)	(438)
	22	31

Customer lists
Costs	800	800
Accumulated amortization	(210)	(152)
	590	648

Software
Costs	549	541
Accumulated amortization	(404)	(386)
	145	155

	$757	$834

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $42,000 and $85,000 for the three and six months ended June 30, 2013, respectively, and $10,000 and $18,000 for the three and six months ended June 30, 2012, respectively.

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$13,816	$14,781	$15,602	$15,227
Additions:
Deferred extended service contracts	287	373	438	700
Deferred in-service and training	10	15	15	20
Deferred service arrangements	20	30	30	55
Deferred commission revenues	2,270	2,731	3,279	4,080
Recognized as revenue:
Deferred extended service contracts	(250)	(282)	(510)	(557)
Deferred in-service and training	(9)	(13)	(10)	(15)
Deferred service arrangements	(19)	(21)	(37)	(43)
Deferred commission revenues	(2,854)	(2,416)	(5,536)	(4,269)
Deferred revenue at end of period	13,271	15,198	13,271	15,198
Less: current portion	10,291	10,005	10,291	10,005
Long-term deferred revenue at end of period	$2,980	$5,193	$2,980	$5,193

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

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $61,000 and $121,000 were billed by the firm through the three and six months ended June 30, 2013, respectively, and fees of approximately $67,000 and $134,000 were billed through the three and six months ended June 30, 2012, respectively, at which dates no amounts were outstanding.

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

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

During the six months ended June 30, 2012, a director performed consulting services for the Company aggregating approximately $10,000.

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $8,000  and $3,000 were advanced and collected during the three and six months ended June 30, 2013, respectively, receivables due from FGE management aggregating $4,000 and $159,000 were collected during the three and six months ended June 30 2012, respectively.

Biox leases a part of its offices to Genwell Instruments Co., Ltd., a company partially owned by certain officers of the Company’s subsidiaries.  The lease term is for twenty months ending December 31, 2014 at a monthly lease amount of approximately $750.

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

See Note K for discussion of common stock issued during the six months ended June 30, 2012 in connection with related party agreements.  In addition, during the three and six months ended June 30, 2013 the Company issued 410,313 and 733,054 shares of common stock, respectively, to employees.  During the three and six months ended June 30, 2012 the Company issued 500,000 and 562,500 shares of common stock, respectively, to employees and consultants.

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

As of June 30, 2013, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company.  As of June 30, 2013, 945,000 shares have been forfeited.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 vested immediately with the remainder vesting over a one year period.  In June 2012, 2,392,500 additional restricted common shares, vesting at various times through July 1, 2013, were granted to non-officer employees in conjunction with the extension of the GEHC Agreement, of which 373,500 shares had been forfeited as of June 30, 2013.

No options were issued under the 2010 Plan during the three and six month periods ended June 30, 2013 and 2012.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  As of June 30, 2013, 1,005,998 shares had been repurchased at a cost of $182,000, which has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of June 30, 2013. As of August 9, 2013 a total of 7,989,258 shares at a cost of $1,347,197 have been repurchased.  (See Note O – Subsequent Events.)

Preferred Stock

Pursuant to its conversion terms, all Series E preferred stock was deemed automatically converted to common stock effective July 1, 2011, and all converted shares were issued as of June 30, 2012.

Index
Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In conjunction with the extension of the GEHC Agreement, the Company granted VasoHealthcare employees both stock and cash-based performance incentives for the ensuing year.  The incentives provide for cash payments of up to $2.4 million and 2.4 million shares of restricted common stock grants and vest at various times through July 1, 2013.  A condition of the incentives is that the employees remain continuously employed through the vesting dates.  As of June 30, 2013, approximately $0.5 million and 0.5 million shares remained unvested.  These amounts vested on July 1, 2013.

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

NOTE O – SUBSEQUENT EVENT

As discussed in Note L, on July 30, 2013 the Company approved an increase to its previously announced stock repurchase program of its common stock, from up to $1.5 million to up to $2 million.  As of the close of business on August 9, 2013, the Company has acquired 7,989,258 shares of its common stock pursuant to this program, including a block transaction of 6,708,134 shares on July 30, 2013, at an aggregate cost to the Company of $1,347,197.

Index
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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting Enhanced External Counterpulsation (EECP®) systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets.

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

Index
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

Results of Operations – For the Three Months Ended June 30, 2013 and 2012

Total revenue for the three months ended June 30, 2013 and 2012 was $7,896,000 and $7,697,000, respectively, an increase of $199,000, or 3%. Net loss for the three months ended June 30, 2013 was $537,000 compared to net income of $54,000 for the three months ended June 30, 2012.  The change from net income to net loss was primarily attributable to a $167,000 decrease in gross profit and a $398,000 increase in selling, general and administrative costs.  Our total net (loss)/earnings was $(0.00) and $0.00 per basic and diluted common share for the three months ended June 30, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment decreased by $50,000, or 3%, to $1,505,000 for the three-month period ended June 30, 2013 from $1,555,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $34,000, or 3%, to $1,090,000 for the three-month period ended June 30, 2013 as compared to $1,056,000 for the same period in the prior year primarily due to a $310,000 increase in international sales by our China operations, partially offset by a decrease of $283,000 in EECP® revenues as a result of lower sales volume.

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

Equipment segment revenue from equipment rental and services decreased 17% to $415,000 in the second quarter of 2013 from $499,000 in the second quarter of 2012. Revenue from equipment rental and services represented 28% and 32% of total Equipment segment revenue in the second quarters of fiscal 2013 and fiscal 2012, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part and service contract revenues.

Commission revenues in the Sales Representation segment were $6,391,000 in the second quarter of 2013, as compared to $6,142,000 in the second quarter of 2012, an increase of 4%.  The increase in commission revenue in the second quarter of 2013 is due primarily to an increase in volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2013, $12,076,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $2,542,000 is long-term.  At June 30, 2012, $13,896,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $4,748,000 was long-term.

Index
Vasomedical, Inc. and Subsidiaries

Gross Profit

The Company had a gross profit of $5,363,000 in the second quarter of 2013 compared to $5,530,000 in the second quarter of the prior year, a decrease of 3%.  The decrease is principally due to lower commission rates on equipment orders in 2012 which were delivered in the second quarter of 2013 in the Sales Representation segment.  Equipment segment gross profit increased to $947,000, or 63% of Equipment segment revenues, for the second quarter of 2013 compared to $881,000, or 57% of Equipment segment revenues, for the same quarter of 2012.  Equipment segment gross profit improved due to a greater proportion of other medical equipment sales versus EECP® equipment sales, which have higher margins than EECP® equipment, in the second quarter of 2013.  Gross profit margin on EECP® equipment improved as a result of lower production costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $4,416,000, or 69%, for the three months ended June 30, 2013 as compared to $4,649,000, or 76%, for the three months ended June 30, 2012.  The decrease was due to lower commission rates, coupled with commission expense which is at the same rate as in 2012, partially offset by higher revenue in this segment.  Cost of commissions of $1,975,000 and $1,493,000, for the three months ended June 30, 2013 and 2012, respectively, reflects commission expense associated with recognized commission revenues, and, starting in 2013, additional costs associated with the medical device excise tax imposed by the Affordable Care Act.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating (Loss) Income

Operating loss was $532,000 for the three months ended June 30, 2013 as compared to operating income of $75,000 for the three months ended June 30, 2012, a decrease of $607,000.  The decrease in operating income was primarily attributable to the decrease in gross profit in the Sales Representation segment as described above, where operating income was $308,000 for the second quarter of 2013 compared to operating income of $681,000 in the same quarter of the prior year.  Equipment segment operating loss also increased by $284,000 to $481,000 in the second quarter of 2013 from $197,000 in the same period of the prior year.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 and 2012 were $5,733,000, or 73% of revenues, and $5,335,000, or 69% of revenues, respectively, reflecting an increase of $398,000 or approximately 7%. The increase in SG&A expenditures in the second quarter of 2013 resulted primarily from increased costs associated with the expansion of the Equipment segment sales team of approximately $200,000, as well as $140,000 higher costs in the Sales Representation segment, which includes $76,000 of non-recurring costs attributable to the renewal of the GEHC contract.

Research and development (“R&D”) expenses of $162,000, or 2% of revenues (11% of Equipment segment revenues), for the second quarter of 2013 increased by $42,000, or 35%, from $120,000, or 2% of revenues (8% of Equipment segment revenues), for the second quarter of 2012. The increase is primarily attributable to an increase in product development expenses.

Interest and Other Income, Net

Interest and other income, net for the second quarter of 2013 was $44,000 as compared to $58,000 for the second quarter of 2012. The decrease was due primarily to lower interest earnings on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the second quarter of 2012 was $13,000.  The deferred gain was fully amortized in the third quarter of 2012.

Index
Vasomedical, Inc. and Subsidiaries

Income Tax Expense

During the second quarter of 2013 we recorded an income tax expense of $49,000 as compared to an income tax expense of $92,000 for the second quarter of 2012.  The decrease arose from reduced tax expense at our Chinese subsidiaries.

Results of Operations – For the Six Months Ended June 30, 2013 and 2012

Total revenue for the six months ended June 30, 2013 and 2012 was $15,189,000 and $13,740,000, respectively, an increase of $1,449,000, or 11%. Net loss for the six months ended June 30, 2013 was $1,189,000 compared to a net loss of $1,288,000 for the six months ended June 30, 2012.  The decrease in net loss was primarily attributable to a $714,000 increase in gross profit, partially offset by a $672,000 increase in selling, general and administrative costs.  Our total net loss was $0.01 per basic and diluted common share for the six months ended June 30, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment decreased by $752,000, or 21%, to $2,789,000 for the six-month period ended June 30, 2013 from $3,541,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $542,000, or 22%, to $1,967,000 for the six-month period ended June 30, 2013 as compared to $2,509,000 for the same period in the prior year primarily due to a decrease of $806,000 in EECP® revenues as a result of lower sales volume.

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

Equipment segment revenue from equipment rental and services decreased 20% to $822,000 in the first half of 2013 from $1,032,000 in the first half of 2012. Revenue from equipment rental and services represented 29% of total Equipment segment revenue in the first six months of both fiscal 2013 and fiscal 2012.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased accessory part and service contract revenues.

Commission revenues in the Sales Representation segment were $12,400,000 in the first half of 2013, as compared to $10,199,000 in the first half of 2012, an increase of 22%.  The increase in commission revenue in the first half of 2013 is due primarily to an increase in volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2013, $12,076,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $2,542,000 is long-term.  At June 30, 2012, $13,896,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $4,748,000 was long-term.

Gross Profit

The Company had a gross profit of $10,425,000 in the first half of 2013 compared to $9,711,000 in the first half of the prior year, an increase of 7%.  The increase is principally due to the increase in commission revenue discussed above.  Equipment segment gross profit decreased to $1,696,000, or 61% of Equipment segment revenues, for the first half of 2013 compared to $1,968,000, or 56% of Equipment segment revenues, for the same period of 2012.  Equipment segment gross profit declined due to lower equipment sales in the first half of 2013.  Gross profit margin on EECP® equipment improved as a result of lower production costs arising from the acquisition of LET, our primary supplier of certain EECP® systems.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the mix of EECP® units sold, rented or placed during the period, the ongoing costs of servicing EECP® systems, and certain fixed period costs, including facilities, payroll and insurance.

Index
Vasomedical, Inc. and Subsidiaries

Sales Representation segment gross profit was $8,729,000, or 70%, for the six months ended June 30, 2013 as compared to $7,743,000, or 76%, for the six months ended June 30, 2012.  The increase was due to higher revenue in this segment, as explained above, partially offset by lower commission rates in the first half of 2013.  Cost of commissions of $3,671,000 and $2,456,000, for the six months ended June 30, 2013 and 2012, respectively, reflects commission expense associated with recognized commission revenues, and, starting in 2013, additional costs associated with the medical device excise tax imposed by the Affordable Care Act.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating (Loss) Income

Operating loss was $1,214,000 for the six months ended June 30, 2013 as compared to an operating loss of $1,226,000 for the six months ended June 30, 2012, an improvement of $12,000.  The decrease in operating loss was primarily attributable to improved operating performance in the Sales Representation segment, where operating income was $670,000 for the first half of 2013 compared to an operating loss of $115,000 in the same period of the prior year.  Partially offsetting the improvement in the Sales Representation segment was an increase in operating loss of $772,000 in the Equipment segment to $1,125,000 in the first half of 2013 from an operating loss of $353,000 in the same period of the prior year.

Selling, general and administrative (“SG&A”) expenses for the first half of 2013 and 2012 were $11,337,000, or 75% of revenues, and $10,665,000, or 78% of revenues, respectively, reflecting an increase of $672,000 or approximately 6%. The increase in SG&A expenditures in the first half of 2013 resulted primarily from increased costs associated with the expansion of the Equipment segment sales team of approximately $320,000, as well as $201,000 higher costs in the Sales Representation segment.  The increase of $201,000 includes $314,000 of non-recurring costs attributable to the renewal of the GEHC contract, partially offset by reductions in other areas.

Research and development (“R&D”) expenses of $302,000, or 2% of revenues (11% of Equipment segment revenues), for the first half of 2013 increased by $30,000, or 11%, from $272,000, or 2% of revenues (8% of Equipment segment revenues), for the first half of 2012. The increase is primarily attributable to an increase in product development expenses.

Interest and Other Income, Net

Interest and other income, net for the first half of 2013 was $82,000 as compared to $27,000 for the first half of 2012. The improvement was due to certain non-recurring non-operating expenses incurred by our Chinese subsidiaries in the first half of 2012.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the first half of 2012 was $27,000.  The deferred gain was fully amortized in the third quarter of 2012.

Income Tax Expense

During the first half of 2013 we recorded income tax expense of $57,000 as compared to income tax expense of $116,000 for the first half of 2012.  The decrease resulted from lower tax expense at our Chinese subsidiaries.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At June 30, 2013, we had cash and cash equivalents of $11,557,000, short-term investments of $111,000 and working capital of $5,195,000 compared to cash and cash equivalents of $11,469,000, short-term investments of $110,000 and working capital of $7,538,000 at December 31, 2012.

Index
Vasomedical, Inc. and Subsidiaries

Cash provided by operating activities was $336,000 during the first six months of 2013, which consisted of a net loss after adjustments to reconcile net loss to net cash of $639,000, offset by cash provided by operating assets and liabilities of $975,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,666,000, partially offset by decreases in deferred revenue of $2,331,000 and accrued commissions of $371,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets, the higher commission rates are retroactively applied to all sales in the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of 2011 resulted in significant cash inflows in the first half of 2012.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, lower commission rates were earned in 2012 than in 2011, resulting in lower cash inflows in the first half of 2013.

Cash used in investing activities during the six-month period ended June 30, 2013 was $45,000 for the purchase of equipment and software.

Cash used in financing activities during the six-month period ended June 30, 2013 was $182,000 for the repurchase of common stock.

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

Index
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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to insufficient controls and management review over the recording of certain transactions, and the lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and the closing process at our China subsidiaries.  The Company has engaged additional accounting personnel, and has implemented a review process of its closing procedures, related disclosures, and the approval of certain transactions, and expect that these actions have resolved the issues.  Management expects to test the effectiveness of these modifications in connection with the 2013 audit.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

On July 10, 2013, Vasomedical, Inc. (the “Company”) held its 2013 Annual Meeting of Shareholders (the “Annual Meeting”).  At the Annual Meeting, shareholders of record on May 17, 2013 were entitled to vote 163,247,623 shares of the Company’s common stock (the “Common Stock”).  A total of 140,576,777 shares of Common Stock (86.4% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting in person or by proxy.

At the Annual Meeting, the shareholders of the Company (i) elected three Class II director nominees to hold office until the 2016 Annual Meeting of Shareholders and until their successors are elected, (ii) ratified the appointment of Rothstein Kass & Company, P.C. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2013, (iii) approved an advisory, non-binding resolution regarding the compensation of the Company’s named executive officers, and (iv) approved every three years in an advisory, non-binding resolution as the frequency of the advisory vote on the compensation of the Company’s named executive officers.  Set forth below are the final voting results for each of the proposals submitted to a vote of the shareholders.

Election of Directors

The shareholders of the Company elected each of the director nominees proposed by the Company’s Board of Directors.  The voting results were as follows:

	FOR	WITHHELD
Benham Movaseghi	83,377,413	791,479
Peter Castle	83,545,778	623,114
Randy Hill	83,430,542	738,350

Ratification of Appointment of Independent Registered Public Accountants

The shareholders of the Company ratified the appointment of Rothstein Kass & Company, P.C. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2013.  The voting results were as follows:

FOR	AGAINST	ABSTAIN
138,392,038	1,465,552	719,187

Advisory Vote on Executive Compensation

The shareholders of the Company approved, on an advisory basis, the resolution regarding the compensation of the Company’s named executive officers.  The voting results were as follows:

FOR	AGAINST	ABSTAIN
83,341,984	632,145	203,763

Advisory Vote on the Frequency of Votes on Executive Compensation

The shareholders of the Company approved, on an advisory basis, the holding of advisory votes on executive compensation every three years.  The voting results were as follows:

1 YEAR	2 YEAR	3 YEAR	ABSTAIN
14,489,754	157,691	66,887,458	2,633,989

Index
Vasomedical, Inc. and Subsidiaries

ITEM 6 – EXHIBITS

Exhibits

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
Vasomedical, Inc. and Subsidiaries

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASOMEDICAL, INC.

By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  August 13, 2013