Form 10-K/A
period 2011-12-31
VASOMEDICAL, INC
filed 2013-09-16
CIK 839087

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

EXPLANATORY NOTE

Vasomedical, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A to our report for the transition period June 1, 2011 to December 31, 2011 (the “Report”) for the purpose of amending the Report of Independent Registered Public Accounting Firm, and amending Exhibits 31 and 32.

Except as described above, no other changes are being made to the Report. This Form 10-K/A does not reflect events occurring after the September 16, 2013 filing of our Report or modify or update the disclosure contained in the Report except as set forth above.

This amendment should be read in conjunction with our Report on Form 10-K for the transition period June 1, 2011 to December 31, 2011 as filed on April 30, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September, 2013 .

VASOMEDICAL, INC.

By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 12, 2013 , by the following persons in the capacities indicated:

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

Director
Randy Hill

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011, May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the seven-month period ended December 31, 2011 and for the years ended May 31, 2011 and 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our previous report dated April 27, 2012, we expressed an unqualified opinion on the Company’s consolidated financial statements for the seven-month period ended December 31, 2011.  Such opinion made reference to the work of other auditors.  This updated report on the Company’s consolidated financial statements for the seven-month period ended December 31, 2011 reflects modifications to remove this reference.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, May 31 2011 and 2010, and the results of their operations and their cash flows for the seven-month period ended December 31, 2011 and for the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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