Form 10-K/A
period 2012-12-31
VASOMEDICAL, INC
filed 2013-09-16
CIK 839087

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

EXPLANATORY NOTE

Vasomedical, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A to our report for the fiscal year ended December 31, 2012 (the “Report”) for the purpose of amending the Report of Independent Registered Public Accounting Firm, and amending Exhibits 31 and 32.

Except as described above, no other changes are being made to the Report. This Form 10-K/A does not reflect events occurring after the September 16, 2013 filing of our Report or modify or update the disclosure contained in the Report except as set forth above.

This amendment should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2012 as filed on April 1, 2013.

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

In our previous report dated April 1, 2013, we expressed an unqualified opinion on the Company’s consolidated financial statements for the seven-month period ended December 31, 2011.  Such opinion made reference to the work of other auditors.  This updated report on the Company’s consolidated financial statements for the seven-month period ended December 31, 2011 reflects modifications to remove this reference.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012, for the seven-month period ended December 31, 2011 and for the year ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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