Form 10-Q
period 2013-09-30
VASOMEDICAL, INC
filed 2013-11-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐      No  ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 8, 2013 – 155,433,747

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,147	$11,469
Short-term investments	111	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $2,606 at September 30,
2013 and $3,179 at December 31, 2012	4,739	9,145
Receivables due from related parties	21	25
Inventories, net	2,054	2,166
Financing receivables, net	-	16
Deferred commission expense	1,959	2,480
Deferred related party consulting expense	-	85
Other current assets	374	220
Total current assets	18,405	25,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,326 at September 30, 2013 and $1,161 at December 31, 2012	418	473
GOODWILL	3,297	3,212
OTHER ASSETS, net	3,290	2,980
	$25,410	$32,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$441	$342
Accrued commissions	1,591	2,337
Accrued expenses and other liabilities	3,970	4,627
Sales tax payable	164	177
Deferred revenue - current portion	7,684	10,580
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	13,965	18,178

LONG-TERM LIABILITIES
Deferred revenue	5,043	5,022
Other long-term liabilities	366	171
Total long-term liabilities	5,409	5,193

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2013, and December 31, 2012	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
164,695,382 and 162,917,996 shares issued at September 30, 2013 outstanding and December 31, 2012, respectively; 155,759,952 and
162,917,996 shares outstanding at September 30, 2013 and
December 31, 2012, respectively	165	163
Additional paid-in capital	61,441	61,229
Accumulated deficit	(54,065)	(52,416)
Accumulated other comprehensive income	97	34
Treasury stock, at cost, 8,935,430 and nil shares at September 30, 2013 and December 31, 2012, respectively	(1,602)	-
Total stockholders’ equity	6,036	9,010
	$25,410	$32,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Equipment sales	$1,353	$688	$3,320	$3,197
Equipment rentals and services	391	375	1,213	1,407
Commissions	5,862	4,659	18,262	14,858
Total revenues	7,606	5,722	22,795	19,462

Cost of revenues
Cost of sales, equipment	381	282	1,015	1,304
Cost of equipment rentals and services	207	148	665	699
Cost of commissions	1,831	1,229	5,502	3,685
Total cost of revenues	2,419	1,659	7,182	5,688
Gross profit	5,187	4,063	15,613	13,774

Operating expenses
Selling, general and administrative	5,507	6,591	16,843	17,256
Research and development	172	131	474	403
Total operating expenses	5,679	6,722	17,317	17,659
Operating loss	(492)	(2,659)	(1,704)	(3,885)

Other income (expense)
Interest and other income (expense), net	(63)	93	20	120
Amortization of deferred gain on
sale-leaseback of building	-	4	-	31
Total other income (expense), net	(63)	97	20	151

Loss before income taxes	(555)	(2,562)	(1,684)	(3,734)
Income tax benefit (expense)	91	44	35	(72)
Net loss	(464)	(2,518)	(1,649)	(3,806)

Other comprehensive income
Foreign currency translation gain	29	30	64	29
Comprehensive loss	$(435)	$(2,488)	$(1,585)	$(3,777)

Loss per common share
- basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	157,864	159,018	160,796	157,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(1,649)	$(3,806)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation and amortization	266	286
Amortization of deferred gain on sale-leaseback of building	-	(31)
Provision for doubtful accounts and commission adjustments	23	(7)
Share-based compensation	300	559
Amortization of deferred consulting expense	87	416
Changes in operating assets and liabilities:
Accounts and other receivables	4,304	12,303
Receivables due from related parties	6	159
Inventories, net	71	(47)
Finance receivables, net	-	14
Deferred commission expense	521	(491)
Other current assets	(138)	(170)
Other assets	(349)	61
Accounts payable	99	39
Accrued commissions	(746)	(2,126)
Accrued expenses and other liabilities	(678)	496
Sales tax payable	(13)	(1)
Deferred revenue	(2,875)	(230)
Other long-term liabilities	195	154
Net cash (used in) provided by operating activities	(576)	7,578

Cash flows from investing activities
Purchases of property, equipment and software	(126)	(344)
Purchases of short-term investments	(111)	(70)
Redemption of short-term investments	111	70
Net cash used in investing activities	(126)	(344)

Cash flows from financing activities
Proceeds from exercise of warrant	-	343
Repurchase of common stock	(1,602)	-
Repayment of notes payable due to related party	-	(190)
Net cash (used in) provided by financing activities	(1,602)	153
Effect of exchange rate differences on cash and cash equivalents	(18)	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,322)	7,397
Cash and cash equivalents - beginning of period	11,469	2,294
Cash and cash equivalents - end of period	$9,147	$9,691

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$5
Income taxes paid	$61	$411

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$57	$8
Fair value of assets acquired	$-	$291
Liabilities assumed through acquisition	$-	$(291)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. The Company since 2010 has been operating in two distinct businesses or segments, the Equipment segment and the Sales Representation segment. In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive heart therapy devices based on our unique proprietary technology, and currently indicated in the United States for use in cases of stable or unstable angina (i.e., chest pain), congestive heart failure (“CHF”), acute myocardial infarction (i.e., heart attack, “MI”) and cardiogenic shock.  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.  In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which owns and controls two Chinese operating companies - Life Enhancement Technologies Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively – to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® therapy business as well as other medical equipment operations.

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

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the condensed consolidated balance sheets.  Under our agreement with GE Healthcare (“GEHC”), GEHC pays the Company a commission.  In accordance with the agreement GEHC pays the Company fifty percent of the commission at the time the order is received and fifty percent of the commission when the order is completed by delivery and acceptance to their customer.  At the time the order is received therefore, the Company records a receivable for the fifty percent of the commission and offsets this to deferred revenue.  At the time the order is completed the Company records a receivable for the remaining fifty percent commission and records this as recognized revenue including the amount previously deferred.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended September 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,744	$5,862	$-	$7,606
Operating (loss) income	$(364)	$199	$(327)	$(492)
Total assets	$8,398	$8,040	$8,972	$25,410
Accounts and other receivables, net	$1,229	$3,510	$-	$4,739
Deferred commission expense	$-	$4,145	$-	$4,145

	As of or for the three months ended September 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,063	$4,659	$-	$5,722
Operating loss	$(838)	$(1,358)	$(463)	$(2,659)
Total assets	$8,595	$11,319	$9,595	$29,509
Accounts and other receivables, net	$1,059	$6,645	$-	$7,704
Deferred commission expense	$-	$3,635	$-	$3,635

	As of or for the nine months ended September 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,533	$18,262	$-	$22,795
Operating (loss) income	$(1,489)	$870	$(1,085)	$(1,704)
Total assets	$8,398	$8,040	$8,972	$25,410
Accounts and other receivables, net	$1,229	$3,510	$-	$4,739
Deferred commission expense	$-	$4,145	$-	$4,145

	As of or for the nine months ended September 30, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$4,604	$14,858	$-	$19,462
Operating loss	$(1,191)	$(1,473)	$(1,221)	$(3,885)
Total assets	$8,595	$11,319	$9,595	$29,509
Accounts and other receivables, net	$1,059	$6,645	$-	$7,704
Deferred commission expense	$-	$3,635	$-	$3,635

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended September 30, 2013 and 2012, GE Healthcare accounted for 77% and 81% of revenue, respectively.  For the nine months ended September 30, 2013 and 2012, GE Healthcare accounted for 80% and 76% of revenue, respectively.  Also, GE Healthcare accounted for $3.3 million, or 70%, and $8.1 million, or 89%, of accounts and other receivables at September 30, 2013 and December 31, 2012, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the three months ended September 30, 2013, no common stock grants were made.  During the nine month period ended September 30, 2013, the Company granted 400,000 restricted shares of common stock valued at $74,000.  Of these, 180,000 shares valued at $32,400 vested at the grant date, 20,000 shares valued at $3,600 vest 50% after three months and 50% after six months from the grant date and 200,000 shares valued at $38,000 vest 50% after one year and 50% after two years from the grant date.  During the three month period ended September 30, 2012, the Company granted 500,000 shares of restricted common stock valued at $130,000 to an officer, of which half of such shares vest in one year and half in two years.  During the nine month period ended September 30, 2012, the Company granted 1,000,000 shares, valued at $250,000, to officers and 2,392,500 shares, valued at $598,000, to non-officer employees in its VasoHealthcare subsidiary in conjunction with the extension of the GEHC agreement in June 2012.

During the three and nine month periods ended September 30, 2013 and 2012, the Company did not grant any stock options.

Share-based compensation expense recognized for the three and nine month periods ended September 30, 2013 was $29,000 and $300,000, respectively, and $328,000 and $559,000 for the three and nine month periods ended September 30, 2012, respectively.  These expenses are included in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations.  Expense for share-based consulting fees with non-employees was $0 and $87,000 for the three and nine months ended September 30, 2013, respectively, and $128,000 and $416,000 for the three and nine months ended September 30, 2012, respectively.  Unrecognized expense related to existing share-based compensation and consulting fees is approximately $124,000 at September 30, 2013 and will be recognized through May 2015.

NOTE E – LOSS PER COMMON SHARE

 Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, because the effect of their inclusion would be anti-dilutive.
	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	1,780	1,810	1,780	1,810
Warrants	-	1,500	-	1,500
Common stock grants	585	3,260	585	3,260
	2,365	6,570	2,365	6,570

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2013 and December 31, 2012:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013 (Unaudited)
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,076	$-	$-	$8,076
Investment in certificates of deposit (included in short-term investments)	111			111
	$8,187	$-	$-	$8,187

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,124	$-	$-	$9,124
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,234	$-	$-	$9,234

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2013 and December 31, 2012:

	(in thousands)
	September 30, 2013	December 31, 2012
	(unaudited)
Trade receivables	$7,162	$12,193
Due from employees	183	131
Allowance for doubtful accounts and
commission adjustments	(2,606)	(3,179)
Accounts and other receivables, net	$4,739	$9,145

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2013	December 31, 2012
	(unaudited)
Raw materials	$844	$909
Work in process	519	483
Finished goods	691	774
	$2,054	$2,166

At September 30, 2013 and December 31, 2012, the Company maintained reserves for excess and obsolete inventory of $571,000 and $576,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,297,000 and $3,212,000 was recorded on the Company’s condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Carrying Amount

Balance at December 31, 2012	$3,212
Foreign currency translation	85
Balance at September 30, 2013	$3,297

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

	(in thousands)
	September 30, 2013	December 31, 2012
	(unaudited)
Patents
Costs	$469	$469
Accumulated amortization	(451)	(438)
	18	31

Customer lists
Costs	800	800
Accumulated amortization	(238)	(152)
	562	648

Software
Costs	619	541
Accumulated amortization	(413)	(386)
	206	155

	$786	$834

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $41,000 and $126,000 for the three and nine months ended September 30, 2013, respectively, and $137,000 and $155,000 for the three and nine months ended September 30, 2012, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$13,270	$15,198	$15,602	$15,228
Additions:
Deferred extended service contracts	410	288	848	987
Deferred in-service and training	8	13	23	33
Deferred service arrangements	30	20	60	75
Deferred commission revenues	2,076	2,037	5,355	6,116
Recognized as revenue:
Deferred extended service contracts	(245)	(283)	(755)	(840)
Deferred in-service and training	(10)	(10)	(20)	(25)
Deferred service arrangements	(16)	(22)	(54)	(64)
Deferred commission revenues	(2,796)	(2,243)	(8,332)	(6,512)
Deferred revenue at end of period	12,727	14,998	12,727	14,998
Less: current portion	7,684	9,418	7,684	9,418
Long-term deferred revenue at end of period	$5,043	$5,580	$5,043	$5,580

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

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $66,000 and $187,000 were billed by the firm through the three and nine months ended September 30, 2013, respectively, and fees of approximately $60,000 and $194,000 were billed through the three and nine months ended September 30, 2012, respectively, at which dates no amounts were outstanding.

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

Through the Company’s acquisition of FGE in September 2011, it assumed the liability for $288,000 in unsecured notes payable to the President of LET and his spouse, of which $95,000 was repaid in December 2011, and $190,000, bearing interest at 6% per annum, was paid in March 2012.  In addition, receivables due from FGE management aggregating $8,000  and $6,000 were collected during the three and nine months ended September 30, 2013, Receivables due from FGE management aggregating $3,000 were advanced during the three month period ending September 30, 2012, and receivables aggregating $159,000 were collected during the nine months ended September 30, 2012.

Biox leases a part of its offices to Genwell Instruments Co., Ltd., a company partially owned by certain officers of the Company’s subsidiaries.  The lease term is for twenty months ending December 31, 2014 at a monthly lease amount of approximately $750.

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

During the three and nine months ended September 30, 2013 the Company issued 1,044,332 and 1,777,386 shares of common stock, respectively, to employees.  During the three and nine months ended September 30, 2012 the Company issued 1,771,000 and 2,333,500 shares of common stock to employees, respectively, and 2,400,000 shares of common stock to former owners of FGE.  In addition, see Note K for discussion of common stock issued during the three and nine months ended September 30, 2012 in connection with related party agreements.

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

As of September 30, 2013, 3,790,000 restricted shares of common stock were granted under the 2010 Plan to non-officer employees and consultants of the Company of which 945,000 were forfeited and 2,845,000 had vested during various times through July 15, 2013.  In March 2012, 500,000 restricted shares of common stock were granted under the 2010 Plan to an officer, of which 250,000 shares vested immediately with the remainder vesting a year thereafter.  At September 30, 2013, 1,176,222 shares are available for issuance under the 2010 Plan.

In June 2012, 2,392,500 additional restricted common shares, vesting at various times through July 1, 2013, were granted to non-officer employees in conjunction with the extension of the GEHC Agreement, of which 373,500 shares were forfeited and 2,019,000 had vested as of July 1, 2013.  In July 2012, 500,000 shares of restricted common stock were granted to an officer, of which half vest in July 2013 and half a year thereafter.

No options were issued under the 2010 Plan during the three and nine month periods ended September 30, 2013 and 2012.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  During the three and nine months ended September 30, 2013, 7,929,432 and 8,935,430 shares had been repurchased at a cost of $1,420,000 and $1,602,000, respectively, which cost has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of September 30, 2013.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

On October 30, 2013 the Board of Directors approved the 2013 Stock Plan (the “2013 Plan”) for officers, directors, employees and consultants of the Company.  The stock issuable under the 2013 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

The 2013 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as compensation for services rendered to the Company.  The 2013 Plan provides that the Board of Directors, or a committee of the Board of Directors, will administer the Plan with full authority to determine the identity of the recipients of the options or shares and the number of options or shares.

Preferred Stock

Pursuant to its conversion terms, all Series E preferred stock was deemed automatically converted to common stock effective July 1, 2011, and all converted shares were issued as of June 30, 2012.

NOTE M – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GE Healthcare, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  These circumstances include: not materially achieving certain sales goals; not maintaining a minimum number of sales representatives; and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 2010 we have been operating in two distinct businesses or segments, the Equipment segment and the Sales Representation segment. In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive heart therapy devices based on our unique proprietary technology.  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.

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

The Company expects to achieve profitability through reaching a higher commission rate under the GEHC Agreement, growth in our China operations and by expanding our market presence and product portfolio.  In addition, the Company plans to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand our sales representation business.

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

Results of Operations – For the Three Months Ended September 30, 2013 and 2012

Total revenue for the three months ended September 30, 2013 and 2012 was $7,606,000 and $5,722,000, respectively, an increase of $1,884,000, or 33%. Net loss for the three months ended September 30, 2013 and 2012 was $464,000 and $2,518,000, respectively, a decrease of $2,054,000, or 82%.  The improvement was primarily attributable to a $1,124,000 increase in gross profit and a $1,084,000 decrease in selling, general and administrative costs.  Our total net loss was $(0.00) and $(0.02) per basic and diluted common share for the three months ended September 30, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment increased by $681,000, or 64%, to $1,744,000 for the three-month period ended September 30, 2013 from $1,063,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $665,000, or 97%, to $1,353,000 for the three-month period ended September 30, 2013 as compared to $688,000 for the same period in the prior year primarily due to a $570,000 increase in EECP® revenues as a result of higher sales volume, and a $99,000 increase in international sales by our China operations.

Current demand for EECP® systems domestically will likely remain soft until there is greater clinical acceptance for the use of EECP® therapy in treating patients with angina or angina equivalent symptoms who meet the current reimbursement guidelines, or a favorable change in current reimbursement policies by CMS or third party payers to consider EECP therapy as a first-line treatment option for angina or cover some or all Class II & III heart failure patients. Patients with angina or angina equivalent symptoms eligible for reimbursement under current policies include many with serious comorbidities, such as heart failure, diabetes, peripheral vascular disease and/or others.  We continue to pursue strategies to increase and expand the reimbursement for EECP® therapy.

Equipment segment revenue from equipment rental and services increased 4% to $391,000 in the third quarter of 2013 from $375,000 in the third quarter of 2012. Revenue from equipment rental and services represented 22% and 35% of total Equipment segment revenue in the third quarters of fiscal 2013 and fiscal 2012, respectively.  The increase in revenue generated from equipment rentals and services is due primarily to increased accessory part revenues.

Commission revenues in the Sales Representation segment were $5,862,000 in the third quarter of 2013, as compared to $4,659,000 in the third quarter of 2012, an increase of 26%.  The increase in commission revenue in the third quarter of 2013 is due primarily to an increase in volume of equipment delivered by GEHC.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2013, $11,357,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $4,443,000 is long-term.  At September 30, 2012, $13,689,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,062,000 was long-term.

Vasomedical, Inc. and Subsidiaries
Gross Profit

The Company had a gross profit of $5,187,000 in the third quarter of 2013 compared to $4,063,000 in the third quarter of the prior year, an increase of 28%.  The increase is due both to higher commission revenues in our Sales representation segment arising from increased equipment deliveries by GEHC and higher equipment shipments in our Equipment segment.  Equipment segment gross profit increased to $1,156,000, or 66% of Equipment segment revenues, for the third quarter of 2013 compared to $633,000, or 60% of Equipment segment revenues, for the same quarter of 2012.  Gross profit margin on EECP® equipment improved as a result of the more favorable mix of higher margin products sold and higher sales volume of EECP® systems in the third quarter of 2013.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the number of systems sold; the mix of new and refurbished EECP® systems and the mix of models sold; their respective average selling prices; the mix of EECP® units sold, rented or otherwise placed during the period; the ongoing costs of servicing EECP® systems; and certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $4,031,000, or 69%, for the three months ended September 30, 2013 as compared to $3,430,000, or 74%, for the three months ended September 30, 2012.  The decrease in the margin percentage was due to lower commission rates on equipment booked in 2012 but delivered during the third quarter of 2013 while the commission expense is at the same rate, partially offset by higher revenue in this segment.  Cost of commissions of $1,831,000 and $1,229,000, for the three months ended September 30, 2013 and 2012, respectively, reflects commission expense associated with recognized commission revenues, and, beginning in 2013, additional costs associated with the medical device excise tax imposed by the Affordable Care Act.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating (Loss) Income

Operating loss was $492,000 for the three months ended September 30, 2013 as compared to $2,659,000 for the three months ended September 30, 2012, a decrease of $2,167,000.  The decrease in operating loss was primarily attributable to the increase in gross profit in both segments as described above, as well as a $1,084,000 decrease in SG&A costs, mainly arising from a $955,000 decrease in such costs in the Sales Representation segment, where operating income was $199,000 compared to an operating loss of $1,358,000 in the same quarter of the prior year.  Equipment segment operating loss decreased by $474,000, or 57%, to $364,000 in the third quarter of 2013 from $838,000 in the same period of the prior year.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 and 2012 were $5,507,000, or 72% of revenues, and $6,591,000, or 115% of revenues, respectively, reflecting a decrease of $1,084,000 or approximately 16%. The decrease in SG&A expenditures in the third quarter of 2013 resulted primarily from the completion in the second quarter of 2013 of certain non-recurring costs attributable to the renewal of the GEHC contract.

Research and development (“R&D”) expenses of $172,000, or 2% of revenues (10% of Equipment segment revenues), for the third quarter of 2013, increased by $41,000, or 31%, from $131,000, or 2% of revenues (12% of Equipment segment revenues), for the third quarter of 2012. The increase is primarily attributable to an increase in product development expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the third quarter of 2013 was $(63,000) as compared to $93,000 for the third quarter of 2012. The decrease was due primarily to a $130,000 charge associated with a potential liability to a workers’ compensation fund resulting from the 2007 closing of a trade association that previously provided workers’ compensation for the Company and others, as well as lower interest earnings on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the third quarter of 2012 was $4,000, during which period the deferred gain was fully amortized.

Vasomedical, Inc. and Subsidiaries
Income Tax Benefit (Expense)

During the third quarter of 2013 we recorded an income tax benefit $91,000 as compared to an income tax benefit of $44,000 for the second quarter of 2012.  The increase arose from higher refunds due on prior period returns.

Results of Operations – For the Nine Months Ended September 30, 2013 and 2012

Total revenue for the nine months ended September 30, 2013 and 2012 was $22,795,000 and $19,462,000, respectively, an increase of $3,333,000, or 17%.  Net loss for the nine months ended September 30, 2013 was $1,649,000 compared to a net loss of $3,806,000 for the nine months ended September 30, 2012, a decrease of $2,157,000, or 57%.  The decrease in net loss was primarily attributable to a $1,839,000 increase in gross profit, as well as a $413,000 decrease in selling, general and administrative costs.  Our total net loss was $(0.01) and $(0.02) per basic and diluted common share for the nine months ended September 30, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment decreased by $71,000, or 2%, to $4,533,000 for the nine-month period ended September 30, 2013 from $4,604,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $123,000, or 4%, to $3,320,000 for the nine-month period ended September 30, 2013 as compared to $3,197,000 for the same period in the prior year, primarily due to an increase of $311,000 in international sales made by our China operations, partially offset by $236,000 lower EECP® revenues as a result of lower sales volume.

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

Equipment segment revenue from equipment rental and services decreased by $194,000, or 14%, to $1,213,000 in the first nine months of 2013 from $1,407,000 in the same period of 2012. Revenue from equipment rental and services represented 27% and 31% of total Equipment segment revenue in the first nine months of fiscal 2013 and fiscal 2012, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased time and material charged to on-demand service customers and decreased service contract revenues.

Commission revenues in the Sales Representation segment were $18,262,000 in the first nine months of 2013, as compared to $14,858,000 in the first nine months of 2012, an increase of 23%.  The increase in commission revenue in the first nine months of 2013 is due primarily to an increase in volume of equipment delivered by GEHC, partially offset by lower commission rates on orders booked in 2012 and delivered in 2013.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2013, $11,357,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $4,443,000 is long-term.  At September 30, 2012, $13,689,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,062,000 was long-term.

Gross Profit

The Company had a gross profit of $15,613,000 in the first nine months of 2013 compared to $13,774,000 in the same period of the prior year, an increase of 13%.  The increase is principally due to the increase in commission revenue discussed above and an increase in the profit margin in our Equipment segment.  Equipment segment gross profit increased to $2,853,000, or 63% of Equipment segment revenues, for the first nine months of 2013 compared to $2,601,000, or 56% of Equipment segment revenues, for the same period of 2012, driven by a more favorable mix of higher margin products sold and lower production costs.  Gross profit in the Equipment segment is dependent on a number of factors, particularly the mix of new and refurbished EECP® systems and the mix of models sold; their respective average selling prices; the mix of EECP® units sold, rented or otherwise placed during the period; the ongoing costs of servicing EECP® systems; and certain fixed period costs, including facilities, payroll and insurance.

Vasomedical, Inc. and Subsidiaries

Sales Representation segment gross profit was $12,760,000, or 70%, for the nine months ended September 30, 2013 as compared to $11,173,000, or 75%, for the nine months ended September 30, 2012.  The increase was due to higher revenue in this segment, as explained above, partially offset by lower commission rates on equipment booked in 2012 and delivered in the first three quarters of 2013.  Cost of commissions of $5,502,000 and $3,685,000, for the nine months ended September 30, 2013 and 2012, respectively, reflects commission expense associated with recognized commission revenues, and, starting in 2013, additional costs associated with the medical device excise tax imposed by the Affordable Care Act.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $1,704,000 for the nine months ended September 30, 2013 as compared to an operating loss of $3,885,000 for the nine months ended September 30, 2012, an improvement of $2,181,000, or 56%.  The decrease in operating loss was primarily attributable to improved operating performance in the Sales Representation segment, where operating income was $870,000 for the first nine months of 2013 compared to an operating loss of $1,473,000 in the same period of the prior year.  Partially offsetting the improvement in the Sales Representation segment was an increase of $298,000 in the operating loss of the Equipment segment to $1,489,000 in the first nine months of 2013 from an operating loss of $1,191,000 in the same period of the prior year. The increase in the operating loss in the Equipment segment was principally due to an increase in sales and marketing expenses for this segment.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2013 and 2012 were $16,843,000, or 75% of revenues, and $17,256,000, or 78% of revenues, respectively, reflecting a decrease of $413,000 or approximately 2%. The decrease in SG&A expenditures in the first nine months of 2013 resulted primarily from $754,000 lower costs in the Sales Representation segment, partially offset by $477,000 higher costs in the Equipment segment, mainly associated with the expansion of the Equipment segment sales team.

Research and development (“R&D”) expenses of $474,000, or 2% of revenues (10% of Equipment segment revenues), for the first three quarters of 2013, increased by $71,000, or 18%, from $403,000, or 2% of revenues (9% of Equipment segment revenues), for the same period of 2012. The increase is primarily attributable to an increase in product development expenses.

Interest and Other Income, Net

Interest and other income, net for the first nine months of 2013 was $20,000 as compared to $120,000 for the first nine months of 2012. The decrease was due primarily to a $130,000 charge associated with a potential liability to a workers’ compensation fund resulting from the 2007 closing of a trade association that previously provided workers’ compensation for the Company and others, as well as lower interest earnings on the Company’s cash balances.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of the deferred gain on the sale-leaseback of our Westbury, NY facility for the first three quarters of 2012 was $31,000.  The deferred gain was fully amortized in the third quarter of 2012.

Income Tax Benefit (Expense)

During the first nine months of 2013 we recorded an income tax benefit of $35,000 as compared to income tax expense of $72,000 for the first nine months of 2012.  The decrease in expense resulted mainly from a Federal tax refund due on a prior period return.

Vasomedical, Inc. and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2013, we had cash and cash equivalents of $9,147,000, short-term investments of $111,000 and working capital of $4,440,000 compared to cash and cash equivalents of $11,469,000, short-term investments of $110,000 and working capital of $7,538,000 at December 31, 2012.

Cash used in operating activities was $576,000 during the first nine months of 2013, which consisted of a net loss after adjustments to reconcile net loss to net cash of $973,000, offset by cash provided by operating assets and liabilities of $397,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,304,000, partially offset by decreases in deferred revenue of $2,875,000 and accrued commissions of $746,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets, the higher commission rates are retroactively applied to all sales in the calendar year, and therefore, the significantly higher commission billings and recognized revenue generated in the fourth quarter of 2011 resulted in significant cash inflows early in 2012.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, lower commission rates were earned in 2012 than in 2011, resulting in lower cash inflows in 2013.

Cash used in investing activities during the nine-month period ended September 30, 2013 was $126,000 for the purchase of equipment and software.

Cash used in financing activities during the nine-month period ended September 30, 2013 was $1,602,000 for the repurchase of common stock.

Liquidity

The Company expects to achieve profitability and continued positive cash flow through reaching a higher commission rate under the GEHC Agreement, growth in our China operations and by expanding our market presence and product portfolio.  In addition, the Company plans to pursue acquisitions and partnership opportunities in the international and domestic markets and to expand our sales representation business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 due to insufficient controls and management review over the recording of certain transactions, and the lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and related accounting systems and the closing process at our China subsidiaries.  The Company has engaged additional accounting personnel, and has implemented a review process of its closing procedures, related disclosures, and the approval of certain transactions, and expect that these actions have resolved the issues.  Management expects to test the effectiveness of these modifications in connection with the 2013 audit.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION
ITEM 6 – EXHIBITS

Exhibits

10    2013 Stock Plan
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

Date:  November 14, 2013