Form 10-K
period 2013-12-31
VASOMEDICAL, INC
filed 2014-03-27
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒                     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)      Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $40,945,000 based on the closing sales price of the common stock as quoted on the OTCBB on March 21, 2014.

At March 21, 2014, the number of shares outstanding of the issuer's common stock was 156,223,981.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held in May 2014, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report on Form 10-K.

[THIS PAGE LEFT INTENTIONALLY BLANK]

VASOMEDICAL, INC.
INDEX TO FORM 10-K

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

In September 2011, the Company also restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® equipment business as well as other medical equipment operations.

The Company will seek to achieve greater profitability by expanding our U.S. and international market product portfolio.  In addition, the Company plans to actively pursue other accretive acquisitions or partnerships and to expand its sales representation business.

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

Equipment

The Equipment segment operates through two subsidiaries:  Vasomedical Solutions and Vasomedical Global.  The segment primarily designs, manufactures and distributes medical devices, including EECP® systems and ambulatory monitoring systems.  Vasomedical Solutions maintains a manufacturing facility in New York and markets EECP® therapy systems and other medical equipment both in the United States and in select international markets.  Vasomedical Global currently operates engineering development and production facilities in China. In addition to being the primary supplier of medical equipment to Vasomedical Solutions, it also sells its ambulatory monitoring products directly to end users in China and other countries.

Sales and Marketing

We sell GEHC diagnostic imaging products to our assigned market through a nationwide team of sales employees led by a vice president of sales of VasoHealthcare and several regional managers, supported by in-house administrative and other support, as well as applicable GEHC employees.

The sales and marketing efforts of our equipment segment are led by a vice president of sales and marketing as well as a vice president of national sales and service at Vasomedical Solutions, who supervises a team of sales managers covering various regions in the United States.  We market our EECP® systems internationally through distributors in various countries throughout Europe, the Middle East, Africa, Asia and Latin America.  We sell our Biox™-series ambulatory monitoring systems in China by a group of sales managers as well as through distributors covering various regions of China.

Competition

In the U.S. diagnostic imaging market, our main competitors are Siemens, Philips, Toshiba, and Hologic. Key competitive factors in the market include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition.  We believe GEHC is a leading competitor in this market.

Though we believe that we are the industry leader, in the United States our competitors in our EECP® business are Applied Cardiac Systems Inc., Cardiomedics Inc. and Scottcare Cardiovascular Solutions.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength.  The Biox™ series is among few from China with CE Mark certification, FDA clearances as well as Health Canada listing.

Market Overview - EECP®

Cardiovascular disease (CVD) is the leading cause of death in the world and is among the top three diseases in terms of healthcare spending in nearly every country. CVD claimed approximately 788,000 lives in the United States in 2010 and was responsible for 1 of every 3 deaths, according to Heart Disease and Stroke Statistics - 2014 Update: A Report from the American Heart Association (2014 Update). An estimated 83.6 million American adults, approximately 27% of the U.S. population, suffer from some form of cardiovascular disease.

We have FDA clearance to market our EECP® therapy for use in the treatment of (1) congestive heart failure and (2) chronic stable angina that is refractory to optimal anti-anginal medical therapy without options for revascularization (refractory angina).  (See also Clearance by U.S. FDA, below.) Medicare and other third-party payers currently reimburse for the treatment of angina pectoris patients with moderate to severe symptoms who are refractory to medications and who, in the opinion of a cardiologist or cardiothoracic surgeon, are not candidates for invasive procedures.  Patients with co-morbidities of heart failure, diabetes, peripheral vascular disease, etc. are also reimbursed under the same criteria, provided the primary diagnosis and indication for treatment with EECP® therapy is refractory angina  symptoms.

Angina

Angina pectoris is the medical term for a recurring pain or discomfort in the chest, neck or arm due to coronary artery disease (CAD).   The number of angina patients in the United States in 2010 is approximately 7.8 million, with 565,000 new cases in population of age 45 years or older, according to the 2014 Update.  There are approximately 100,000 to 150,000 new refractory angina patients each year who do not adequately respond to medication, and are not amenable to invasive revascularization procedures such as percutaneous coronary interventions (PCI) or coronary artery bypass grafting (CABG).  Currently our EECP® therapy is mostly prescribed for these patients because of the potential to meet the guidelines for reimbursement of EECP® therapy.

In February 1999, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program for over 50 million beneficiaries in 2013, issued a national coverage policy for the use of external counterpulsation therapy in the treatment of refractory angina.  Medicare reimbursement guidelines have a significant impact in determining the available market for EECP® therapy.  We believe that the majority of the patients who receive EECP® therapy are Medicare patients, and many of the younger patients are covered by third-party payers.  An important element of our strategy is to grow the market for EECP® therapy by expanding reimbursement coverage to include a broader range of angina patients than the current coverage policy provides.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

Congestive Heart Failure (CHF)

CHF is a condition in which the heart loses its pumping capacity to supply the metabolic needs of all other organs, and the symptoms include angina, shortness of breath, etc.

According to the 2014 Update, approximately 5.1 million adults in the United States were suffering from heart failure in 2010 and about 825,000 new cases of the disease occur each year in population of age 45 years or older.  The prevalence of the disease is growing as a result of the aging of the population and the improved survival rate of people after heart attacks and is expected to grow to approximately 8 million by 2030.  Because the condition frequently entails visits to the emergency room and in-patient treatment centers, two-thirds of all hospitalizations for people over age 65 are due to heart failure.    In the U.S. under the provisions of the current Patient Protection and Affordable Care Act (PPACA), starting in October 2011, every hospital’s 30-day hospital readmission rate for CHF, acute myocardial infarction (AMI) and pneumonia is evaluated by CMS and if a hospital is found to be in the lowest quartile in the annual ranking, CMS is authorized by the Hospital Readmission Reduction Program to penalize the hospital by reducing by 1% the hospital’s entire Medicare payment for the year. This 1% penalty will be applied for the calendar year 2013 and will be increased to 2% in 2014 and 3% in 2015.

We will continue to educate the marketplace that EECP® therapy is a therapy for the treatment of congestive heart failure and refractory angina and that patients with a diagnosis of heart failure, diabetes, peripheral vascular disease, etc. are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP® therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria.  Please see the “Reimbursement” section of this Form 10-K for a more detailed discussion of reimbursement issues.

Other Potential Applications of EECP® Therapy

While currently we only have FDA clearance to market EECP® therapy in the United States for the treatment of congestive heart failure and refractory angina, there are many clinical papers published in peer reviewed medical journals demonstrating the safety and effectiveness in off-label applications by physicians, both domestic and overseas.  In addition, during the past several years, many studies have been conducted to provide scientific evidence-based explanation on the mechanisms of action of EECP® therapy.  Results of these studies show that EECP® therapy improves endothelial function in dilating vasculature, stimulates angiogenesis in forming new blood vessels, reduces inflammatory responses in deactivating signaling proteins and attenuates the atherosclerotic process by limiting smooth muscle cells proliferation and migration.  These actions have led physicians to use EECP® therapy in the treatment of many different cardiovascular symptoms, such as cerebral vascular disease, specifically ischemic stroke, cardiac syndrome X, erectile dysfunction, chronic kidney disease and diabetes mellitus.  However, large randomized control studies appear to be needed to confirm the preliminary findings and drive market clearance and reimbursement.

We will continue to observe development in the use of EECP® therapy in new applications and continue to sponsor clinical studies that may lead to regulatory clearance and reimbursement.

The EECP® Therapy Systems

The EECP® therapy systems are noninvasive treatment systems utilizing fundamental hemodynamic principles to augment coronary blood flow and, at the same time, reduce the workload of the heart while improving the overall vascular function. The treatment is completely noninvasive and is administered to patients on an outpatient basis, usually in daily one-hour sessions, five days per week over seven weeks for a total of 35 treatments. The procedure is well tolerated and most patients begin to experience relief of chest pain caused by their coronary artery disease after 15 to 20 hours of therapy. As demonstrated in the clinical studies on EECP® therapy, positive effects have been shown in most patients to continue for years following a full course of therapy.

Clinical Studies on EECP® Therapy

There are around 200 papers related to EECP® therapy published in peer-reviewed medical journals and in scientific and medical conferences all over the world since 1992.  (In 2013 there were 21 new articles on EECP® therapy published in peer reviewed journals.) With only a few exceptions, these publications were generated using Vasomedical EECP® therapy systems.  In summary, this body of literature contains evidence from a variety of institutions and investigators demonstrating the pathophysiological mechanisms underlying the benefits of EECP® therapy and the beneficial clinical outcomes of EECP® therapy.

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

Significant Economic Benefits

Beginning in 1998, we sponsored the International EECP® Patient Registry (IEPR™) with the Department of Epidemiology Data Center at the University of Pittsburgh, Graduate School of Public Health as the coordinating center responsible for data collection, processing, as well as performing error and consistency checks and analysis.  The IEPR™ is a voluntary registry recording consecutive patients enrolled in clinical sites undergoing for at least 1 hour of EECP® therapy.  There are at least 27 papers published in medical peer-reviewed journals and more than 85 presentations in major scientific/clinical conferences using data collected in the IEPR™.  The IEPR™ also examined the economic impact of EECP® treatment by collecting data on emergency department (ED) visits and hospitalizations in patients with refractory angina and LVD.  Patients with refractory angina and LVD exert an enormous burden on health care resources primarily because of the number of recurrent emergency department (ED) visits and hospitalizations.  Results from 450 patients with LVD (ejection fraction no more than 40%) treated with EECP® therapy for their refractory angina with data on all-cause ED visits and hospitalization rates within six months before EECP® therapy were compared with those at six months after EECP® therapy, and were analyzed and published in Congestive Heart Failure in February 2007.  Despite the unfavorable risk profile, refractory angina patients with LVD achieved a substantial reduction in all-cause ED visits and hospitalization rates at 6-month follow-up.

The mean number of 6-month ED visits per patient decreased by 78% after EECP® treatment, and 6-month hospitalizations were reduced by 73%.  The significant reduction in ED visits and hospitalizations post-EECP® therapy is consistent with findings presented elsewhere.  EECP® therapy has the potential to save billions of dollars in healthcare costs each year, and, as this is becoming an increasingly important issue of the nation’s healthcare system, the Company is communicating to payers of these benefits as part of its campaign to expand reimbursement for EECP® therapy.

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

Sales and Marketing – EECP®

Domestic Operations

We sell EECP® therapy systems and ambulatory monitoring systems to treatment providers such as hospitals, clinics and physician private practices in the United States through our sales managers throughout the nation supervised by a vice president of U.S. sales and service at Vasomedical Solutions,. The efforts of our sales organization are supported by in-house marketing, administration and clinical educators who are responsible for training and certification of physicians and therapists, as well as updating customers on new clinical developments, especially relating to EECP® therapy.  The Company also markets certain products, accessories and supplies through an online store.

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

International Operations

We distribute our EECP® products in the international market primarily through a network of independent distributors. It has generally been our policy to appoint authorized distributors with marketing rights to EECP® therapy systems in their respective countries or regions, in exchange for their commitment to meet the duties and responsibilities required of a distributor.  Each distribution agreement contains a number of requirements that must be met for the renewal of the agreement, including minimum performance standards.  Duties of the distributors include registering the product and obtaining necessary regulatory or clinical approvals to support local registration or reimbursement for EECP® therapy, as well as clinical and technical support to the therapy providers in their respective territories.

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

We view other companies engaged in the development of device-related, biotechnological or pharmacological approaches to the management of cardiovascular disease as potential competitors in the marketplace as well.  These include such common and well-established medical devices and treatments as the intra-aortic balloon pump (IABP), ventricular assist devices (VAD), coronary artery bypass graft surgery (CABG), coronary angioplasty, mechanical circulatory support (MCS), transmyocardial laser revascularization (TMR), total artificial hearts, cardiac resynchronization devices, spinal cord stimulation (SCS), ranolazine (Ranexa®) and nesiritide (Natrecor®); as well as newer technologies such as gene therapy.

Government Regulations on EECP® Systems

We are subject to extensive regulation by numerous government regulatory agencies, including the U. S. FDA and similar foreign agencies.  We are required to comply with applicable laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

Clearance by U.S. FDA

The Company’s initial systems received FDA premarket notification (510(k)) clearance in 1995, with later models receiving clearance at various times between 2000 and 2004 as Class III preamendments devices.

On December 30, 2013, the FDA issued a final order that reclassified external counter-pulsating (ECP) devices for treatment of chronic stable angina for patients that are refractory to anti-anginal medical therapy and without options for revascularization from class III to class II (special controls).

In addition, FDA requires the filing of a premarket approval (PMA) or a notice of completion of a product development protocol (PDP) for ECP devices for other intended uses such as unstable angina, acute myocardial infarction, cardiogenic shock and congestive heart failure, which were previously cleared for marketing by means of 510(k) procedure.  In accordance with federal regulations, ECP manufacturers may continue to commercially distribute their devices for these intended uses for a period of 90 days after the issuance of the final order.  The devices may continue to be marketed only for refractory angina if a PMA or a notice of completion of a PDP is not filed before the end of the 90-day period.

In February, 2014 the Company filed documents with the FDA ensuring its 510(k) document file for EECP® Therapy systems is updated and consistent with the language currently required by the FDA for the indicated use as Class II devices. The Company continues to monitor the compliance requirements of the FDA on the proper and timely filing of documents to ensure the continuous marketing of EECP® Therapy systems for congestive heart failure, a Class III indication now requiring a PMA.

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

Practice Guidelines Recommendation for EECP® Therapy

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

In August of 2013 The European Society of Cardiology issued new Guidelines on the Management of Stable Coronary Artery Disease (SCAD), in which EECP® Therapy was included for the first time and given a Class IIa Recommendation, meaning it “should be considered” as a treatment option as opposed to the “may be considered” recommendation of a IIb rating.

In the ACC/AHA 2005 Guidelines for the Diagnosis and Management of Chronic Heart Failure in the Adult, external counterpulsation was listed as one of the devices.  The 2006 Comprehensive Heart Failure Practice Guideline by the Heart Failure Society of America does not include any comments on the use of external counterpulsation therapy for treating heart failure patients.

While EECP® therapy has not been approved by FDA for the treatment of stroke, AHA and The American Stroke Association (ASA) recommended “extracorporeal counterpulsation” with a IIb rating in its Guidelines for the Early Management of Patients With Acute Ischemic Stroke published in March 2013, which stated that “augmentation of cerebral collateral blood flow is a compelling concept that may hold promise in the treatment of acute ischemic stroke.”

In summary, while there is still some reluctance in the cardiology community about the broader use of  EECP® therapy, positive evaluations of its application for patients with chronic angina, heart failure and some off-label applications continue to appear in presentations at major scientific meetings, in peer-reviewed publications, as well as on educational academic and patient oriented web sites each year.  We continue to believe that new evidences from completed and ongoing studies regarding the efficacy of EECP® therapy and its long lasting effect will be sufficient to warrant modification to a more favorable recommendation level in practice guidelines. This would lead to increased acceptance by the medical community and broader reimbursement coverage.

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

Current Medicare Coverage in Angina

In February 1999, CMS, the federal agency that administers the Medicare program for over 50 million beneficiaries now, issued a national coverage policy under HCPCS code G0166 for the use of the EECP® therapy system.  The policy provided coverage for the use of the therapy

… for patients who have been diagnosed with disabling angina (class III or class IV, Canadian Cardiovascular Society Classification or equivalent classification) who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions such as balloon angioplasty and cardiac bypass because:

1.	their condition is inoperable, or at high risk of operative complications or post-operative failure;
2.	their coronary anatomy is not readily amenable to such procedures; or
3.	they have co-morbid disease states, which create excessive risk.”

The physician office setting and the hospital outpatient facility are the only entities currently authorized to receive reimbursement for the EECP® therapy under the Medicare program, and reimbursement is not permitted to other individuals or entity types, which include, but are not limited to, nurse practitioners, physical therapists, ambulatory surgery centers, nursing homes, comprehensive outpatient rehabilitation facilities, outpatient dialysis facilities, and independent diagnostic testing facilities.  The 2014 national average payment rate per hourly EECP® therapy session in the physician office setting and the hospital outpatient facility is $137 and $106, respectively.  Actual reimbursement rates vary throughout the country and range from $120 to $194 per hourly EECP® therapy session in the physician office setting.  The national average payment rate varied considerably (from $130 in 2000 to $208 in 2003 for physician offices), but has become stable since 2005, as in the summary below:

Year	Physician Office	Hospital

2005	$138	$102
2006	$138	$104
2007	$147	$107
2008	$156	$109
2009	$150	$102
2010	$148	$104
2011	$153	$102
2012	$151	$94
2013	$144	$99
2014	$137	$106

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

Based on the new clinical evidence in the past several years, we have started an initiative campaigning for a positive medical necessity decision in support of the use of EECP® therapy in the treatment of heart failure.  At the same time, we will continue to educate the marketplace that EECP® therapy is a therapy for ischemic cardiovascular disease and that patients with a primary diagnosis of heart failure, diabetes, peripheral vascular disease, etc., are also eligible for reimbursement under the current coverage policy, provided the primary indication for treatment with EECP® therapy is angina or angina equivalent symptoms and the patient satisfies other listed criteria.

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

Reimbursement in International Markets

The reimbursement environment for EECP® therapy in international markets is fragmented and coverage varies.  Our reimbursement strategy has changed to be more proactive and create opportunities through our distribution partners.  Our current efforts on behalf of EECP® therapy in both the private and public healthcare sectors of selected international markets are being initiated jointly by the company and its distributors in their designated territories.  While there has been some progress with these projects to gain government and private insurance coverage in a few countries we do not anticipate a significant impact on financial performance in the next fiscal year, given the long lead time from submission to approval of international dossiers for each reimbursement authority.

Other Medical Equipment

In our effort to diversify our medical equipment offering, in May 2008 we first obtained exclusive distribution rights from Biox Instruments Co. Ltd., based in Wuxi, China, for the BIOXTM series ECG Holter and ambulatory blood pressure monitoring products in the North American market.  Between April 2009 and June 2011 the Company received multiple 510(k) clearances from the US FDA for various BIOX series ECG Holter, ambulatory blood pressure and combination monitors, as well as the associated analysis and reporting software.  The Company now offers a complete line of BIOXTM series diagnostic products for ambulatory monitoring needs.

In September 2011, the Company acquired the company that controls Biox and now includes its operations in the consolidated financial results.  In March 2014, Biox annouced that the new MobiCare™ wireless multi-parameter patient monitoring system had received China FDA approval for marketing.  The Company is in the process of preparing application for FDA clearance  and CE Mark certification for the MobiCare™ system.  In combination with Biox, the Company is also promoting its joint engineering design and manufacturing capabilities for potential OEM opportunities as well as pursuing international sales opportunities for the product line through its global distribution channel.

The global market for ambulatory monitoring systems is rapidly growing ; for example, the sales for ECG Holter systems worldwide is projected to reach $162.7 million by 2017, according to a research report by Global Industry Analysis, Inc.  While there are multiple competitors in the marketplace, we believe that due to the many advantages of our products including certain innovative features, reasonable pricing, high production and regulation standards, and through our sales and marketing efforts in niche markets, we should increase sales revenue and create opportunities for all products the Company manufactures or distributes.

Strategic Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

a)	Maintain and grow our equipment business, by

i)	Continuing to align the cost structure with revenue growth; and

ii)	Increasing our efforts to grow international sales of all our device offerings; and

b)	Continue to diversify our product offerings, by

i)	Identifying and introducing other medical device products and opportunities that fit into our target market; and

ii)	Working with select partners to develop our medical device OEM business; and

iii)	Pursuing accretive acquisitions of and partnerships with medical device manufacturers to expand our product portfolio.

c)	Work with all stakeholders to expand reimbursement coverage for EECP® therapy and to explore new applications, by

i)
Submitting up-to-date treatment effectiveness data and cost saving evidence to CMS and third party payers for consideration of EECP® as a first line treatment option for angina and for expansion of coverage to include heart failure; and

ii)	Possibly conducting clinical trials to expand coverage and to explore the potential use of EECP® as a treatment for other ailments including diabetes, chronic kidney disease, and erectile dysfunction.

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

Intellectual Properties

We own eleven US patents including eight utility patents and three design patents that expire at various times through 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names “EECP”, “AngioNew”, “Natural Bypass”, “Vasomedical”, “Vasomedical EECP” , “VasoGlobal”, “VasoSolutions” and “VasoHealthcare”.

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

Employees

As of December 31, 2013, we employed 215 full-time persons, of which 35 are employed through our facility in Westbury, New York, 92 through our VasoHealthcare subsidiary and 88 are in China.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

Vasomedical Solutions maintains its manufacturing facility in the Westbury, NY location to satisfy domestic and international needs for the TS4 and Lumenair EECP® systems, and Vasomedical Global operates production facilities at the Life Enhancement Technology Co. Ltd. (LET) and Biox Instruments Co. Ltd. facilities in China.  LET manufactures AngioNew® and Lumenair EECP® systems and Biox manufactures ambulatory monitoring devices.  Our VasoHealthcare subsidiary maintains an office in Greensboro, North Carolina.

All manufacturing operations are conducted under the current Good Manufacturing Practice (cGMP) requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical device manufacturers.  We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive and can apply CE marking to all of our current product models.  Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR) and, for all our EECP® systems, with all UL safety requirements.  All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

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

If we do not receive expanded medical coverage for the use of EECP® therapy, it will continue to adversely affect our domestic EECP® therapy business.

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

While positive evaluations of the application of EECP® therapy continue to appear in presentations at major scientific meetings and in peer-reviewed publications each year, there is still skepticism concerning EECP® therapy methodology. The American Heart Association Foundation and the American College of Cardiology Practice Guidelines continue to list EECP® as a therapy currently under investigation for treatment of heart failure and give EECP® a Level of Recommendation IIb rating as a treatment for angina patients who are refractory to medical therapy and are not candidates for percutaneous coronary intervention (PCI) or coronary artery bypass grafting (CABG). A classification rating of IIb indicates the therapy’s benefits are greater than or equal to risk, but additional studies with broader objectives are needed and additional registry data would be helpful. The medical community utilizes these guidelines when considering the various treatment options for their patients. Certain cardiologists, in cases where the EECP® therapy is a viable alternative, still appear to prefer percutaneous coronary interventions (e.g. balloon angioplasty and stenting) and cardiac bypass surgery for their patients. Additional evidence regarding the efficacy of EECP® therapy continues to evolve, however the evidence may not be sufficient to warrant a modification of these guidelines to a more favorable recommendation and increased acceptance by the medical community. We are dependent on consistency of favorable research findings about EECP® therapy and increasing acceptance of EECP® therapy as a safe, effective and cost effective alternative to other available products by the medical community for growth.

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

Additionally, if FDA publishes a regulation requiring a premarket approval (PMA) application for the medical devices we market, such as the final order on December 30, 2013 reclassifying ECP devices, we would then need to submit a PMA, and have it filed with the agency, by the date specified by FDA in its regulation. A PMA requires us to prove the safety and effectiveness of a device to the FDA. The process of obtaining PMA approval may require a clinical study and is expensive, time-consuming, and uncertain. If we did obtain PMA approval, any change after approval affecting the safety or effectiveness of the device will require approval of a PMA supplement.

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

We have foreign operations and are subject to the associated risks of doing business in foreign countries.

During the years ended December 31, 2013 and 2012, the Company had and continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act was adopted which is designed to provide increased access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that the United States Congress and state legislatures will continue to review and assess the Affordable Care Act as well as various healthcare reform proposals, and public debate of these issues will likely continue. There have been, and we expect that there will continue to be, a number of federal and state proposals to constrain expenditures for medical products and services, which may affect payments for products such as ours. We cannot predict which, if any of such reform proposals will be adopted and when they might be effective, or the effect these proposals may have on our business. Other countries also are considering health reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

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

ITEM 2 – PROPERTIES

We lease an 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590 under a lease with a term that expires on August 31, 2015.  The annual rental expense for the lease is approximately $139,000.  We believe that our current facility is adequate for foreseeable current and future needs and that there will be no difficulty in acquiring comparable facilities if we do not extend our current lease.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2017.  The annual rent for this lease is approximately $40,000.

We lease our engineering and production facilities in China.  We lease approximately 9,000 square feet at an annual cost of approximately $46,000 in Wuxi, China and approximately 11,000 square feet at an annual cost of approximately $23,000 in Foshan, China.

Our Sales Representation segment primarily operates from a facility in Greensboro, North Carolina, where we lease 2,600 square feet of office space at an annual rental expense of approximately $50,000.  The current lease for the Greensboro, North Carolina office will expire by the end of May, 2014, and we do not believe there will be difficulty in relocating the office should we decide not to renew the lease.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on OTCBB under the symbol VASO.  The number of record holders of common stock as of March 21, 2014, was approximately 1,100, which does not include approximately 8,600 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2013		Year ended December 31, 2012
	High	Low	High	Low
First quarter	$0.19	$0.17	$0.35	$0.19
Second quarter	$0.19	$0.17	$0.29	$0.18
Third quarter	$0.34	$0.17	$0.26	$0.19
Fourth quarter	$0.34	$0.25	$0.24	$0.15

The last bid price of the Company's common stock on March 21, 2014, was $.45 per share.

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

In September 2011, the Company acquired two Chinese operating companies, Life Enhancement Technologies Ltd. and Biox Instruments Co. Ltd. to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  In September 2011, the Company also restructured to further align its business management structure and long-term growth strategy and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® therapy business as well as other medical equipment operations.

Results of Operations – For the Years Ended December 31, 2013 and 2012

Net revenues increased by $3,650,000, or 12%, to $32,890,000 in the year ended December 31, 2013, from $29,240,000 in the year ended December 31, 2012.  We reported a net loss of $1,145,000 for the year ended December 31, 2013 as compared to a net loss of $3,381,000 for the year ended December 31, 2012, a reduction of $2,236,000.  Our net loss was $0.01 and $0.02 per basic and diluted common share for the years ended December 31, 2013 and 2012, respectively.

Revenues

Revenue in our Equipment segment increased 4% to $6,262,000, including $1,938,000 in revenue from FGE, for the year ended December 31, 2013 from $6,023,000, including $1,472,000 in FGE revenue, for the year ended December 31, 2012.  Equipment segment revenue from equipment sales increased by $382,000, or 9%, to $4,573,000 for the year ended December 31, 2013 as compared to $4,191,000 for the year ended December 31, 2012. The increase in equipment sales is due primarily to a $466,000 increase in sales by FGE, as well as a 6% increase in domestic EECP® sales, mainly a net result of increased volume and lower average selling price, partially offset by a 9% decrease in international sales, driven by lower deliveries and lower average selling price.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payors.  We also anticipate growth in the FGE revenue due to the growing medical device market in China, the introduction of new products,  and our expanded international marketing effort.

Equipment segment revenue from equipment rental and services decreased 8% to $1,689,000 in the year ended December 31, 2013 from $1,832,000 in the year ended December 31, 2012. Revenue from equipment rental and services represented 27% of total Equipment segment revenue in the year ended December 31, 2013 and 30% in the year ended December 31, 2012.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service revenues.

Commission revenues in the Sales Representation segment increased by $3,411,000, or 15%, to $26,628,000 in the year ended December 31, 2013, as compared to $23,217,000 in the year ended December 31, 2012.  The increase was primarily the combined results of higher volume of GEHC equipment delivery in 2013 and higher commission rates.  As discussed in Note B, the Company defers recognition of commission revenue until underlying equipment acceptance is complete.  As of December 31, 2013, the Company recorded on its consolidated balance sheet a 22% increase in deferred commission revenue, to $16,666,000, of which $6,852,000 is long-term, compared to $13,686,000 in deferred commission revenue at December 31, 2012 of which $4,370,000 was long-term.

Gross Profit

The Company recorded gross profit of $22,513,000, or 68% of revenue, for the year ended December 31, 2013 compared to $20,594,000, or 70% of revenue, for the year ended December 31, 2012.  The increase of $1,919,000 was due primarily to higher revenues in both the Sales Representation and Equipment segments, partially offset by a lower gross profit rate in the Sales Representation segment.

Equipment segment gross profit increased to $3,625,000, or 58% of Equipment segment revenues, for the year ended December 31, 2013 compared to $3,324,000, or 55% of Equipment segment revenues, for the year ended December 31, 2012 due to higher sales volume and improved margins resulting from FGE operations.  Equipment segment gross profits are dependent on a number of factors including the mix of EECP® products and ambulatory monitoring devices, the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Sales Representation segment gross profit was $18,888,000, or 71% of Sales Representation segment revenues, for the year ended December 31, 2013, an increase of $1,618,000, or 9%, from segment gross profit of $17,270,000, or 74% of segment revenue, for the year ended December 31, 2012.  The increase in gross profit was due primarily to higher recognized revenue in 2013 as well as higher commission rates.  Cost of commissions increased by $1,793,000, or 30%, to $7,740,000 for the year ended December 31, 2013, as compared to cost of commissions of $5,947,000 in 2012.  Cost of commissions reflects commission expense associated with recognized commission revenues, and, starting in 2013, additional costs associated with the medical device excise tax imposed by the Patient Protection and Affordable Care Act, which was the primary cause of lower gross profit rates in 2013.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $1,290,000 for the year ended December 31, 2013 compared to a loss of $3,508,000 for the year ended December 31, 2012, an improvement of $2,218,000.  The decrease in operating loss was primarily attributable to the change from an operating loss in the Sales Representation segment of $153,000 in the year ended December 31, 2012 to operating income of $2,475,000 in that segment in the year ended December 31, 2013.  The 2013 segment operating income reflected the impact of both higher commission rates and lower SG&A costs.  Equipment segment operating loss in the year ended December 31, 2013 was $2,418,000, as compared to an operating loss of $1,806,000 in the year ended December 31, 2012.  The increase in the Equipment segment operating loss was primarily due to higher SG&A costs, partially offset by higher gross profit.  Operating loss after exclusion of non-cash expenses, decreased by $1,851,000 to $473,000 in the year ended December 31, 2013 from $2,324,000 in the same period of the prior year.  Such non-cash expenses were comprised of depreciation, amortization, share-based compensation and other share-based arrangements, and decreased to $817,000 in the year ended December 31, 2013 from $1,184,000 in the year ended December 31, 2012.

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2013 and 2012 were $23,114,000, or 70% of revenues, and $23,526,000, or 80% of revenues, respectively, reflecting a decrease of $412,000 or approximately 2%. The decrease in SG&A expenditures in the year ended December 31, 2013 resulted primarily from lower costs incurred in conjunction with the extension of the GEHC agreement in 2013 than in 2012, which in turn led to decreased compensation expense in the Sales Representation segment, partially offset by an increase in the Equipment segment due mainly to higher sales and marketing expenses.

Research and development (“R&D”) expenses of $689,000, or 2% of revenues (or 11% of Equipment segment revenues), for the year ended December 31, 2013 increased by $113,000, or 20%, from $576,000, or 2% of revenues (or 10% of Equipment segment revenues), for the year ended December 31, 2012. The increase is primarily attributable to an increase in development costs for our EECP® systems.

Interest and Other Income, Net

Interest and other income for the year ended December 31, 2013 and 2012, was $87,000 and $148,000, respectively, a decrease of $61,000.  The decrease was due primarily to a $130,000 charge associated with a potential liability to a workers’ compensation fund resulting from the 2007 closing of a trade association that previously provided workers’ compensation for the Company and others, as well as lower interest income earned on the Company’s cash balances, partially offset by higher government grants obtained by one of the Company’s Chinese companies.

Amortization of Deferred Gain on Sale-leaseback of Building

The amortization of deferred gain on the sale-leaseback of building for the year ended December 31, 2013 and 2012 was $0 and $31,000, respectively.  The gain resulted from the Company’s sale-leaseback of its Westbury facility.

Income Tax Benefit (Expense), Net

During the year ended December 31, 2013, we recorded an income tax benefit of $58,000, as compared to an income tax expense of $52,000 in the year ended December 31, 2012.  The Company utilized $0 and $0.8 million in net operating loss carryforwards for the years ended December 31, 2013 and 2012, respectively.  Income tax expense decreased mainly due to a Federal tax refund received on a prior period return.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  The Company believes it is premature to recognize additional deferred tax assets based on such uncertainties.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2013

We have financed our operations from working capital. At December 31, 2013, we had cash and cash equivalents of $7,961,000, short-term investments of $111,000 and working capital of $6,716,000.

Cash used by operating activities was $1,504,000 during the year ended December 31, 2013, which consisted of the net loss after adjustments of $1,145,000 and cash used by changes in operating assets and liabilities of $359,000. The changes in the account balances primarily reflect increases in accounts and other receivables of $4,547,000, partially offset by a decrease in deferred revenue of $2,417,000. These changes in account balances are due mainly to the operations of our Sales Representation segment.  At February 28, 2014 the Company’s cash balances were approximately $13.8 million.

Cash used in investing activities during the year ended December 31, 2013 was $228,000, mainly related to the acquisition of equipment and software.

Cash used in financing activities during the year ended December 31, 2013 was $1,755,000 arising from the repurchase of common stock.

Liquidity

While the Company achieved substantial profitability in fiscal 2011, it has historically incurred operating losses and incurred losses for the years ended December 31, 2013 and 2012. The Company will seek to achieve profitability through our partner’s higher delivery volume of equipment booked with our Sales Representation segment, through growth in our China operations, and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions and partnerships in the international and domestic markets and to expand our sales representation business. We anticipate a return to profitability in 2014.

While we expect to generate positive operating cash flows in fiscal 2014, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the year.

Based on our operations through December 31, 2013 and our current business outlook for 2014, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2015.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013, we are not involved in any unconsolidated SPES.

Related Party Transactions

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York for more than 40 years specializing in corporation and securities law, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.

The consulting agreement (the “Agreement”) between Vasomedical, Inc. and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and ended on February 28, 2013.  The Agreement provided for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.

In consideration for the services provided by Consultant under the Agreement, the Company had agreed to issue to Consultant or its designees, up to 18,500,000 shares of restricted common stock of the Company, 3,000,000 shares of which were issued in March 2011 and the balance was to be earned based on performance . Mr. Lieberman received 600,000 of these restricted shares from the initial issuance.  No performance-based shares were issued and no additional compensation is expected to be paid under the agreement.  Consultant, at its own expense, continued until August 2013 to investigate avenues through CMS and commercial payers to extend coverage and increased reimbursement for our EECP® therapy.

The Company paid $190,000 during the year ended December 31, 2012 for unsecured notes payable due to the president of LET and his spouse, collected $171,000 in loans and advances due from officers of FGE during the same period, and collected an additional $4,000 in such loans during the year ended December 31, 2013.  These loans and advances are short term and do not bear interest.  In addition, $30,000 in pre-acquisition earnings was distributed to current Biox management during 2012.  At December 31, 2013, $3,000 remained payable to the president of LET and $21,000 remained due from officers of FGE.

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

The Company also complies with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and December 31, 2012.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013 and December 31, 2012.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

PART III

The information required by Part III is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

	(m)	2010 Stock Plan (11).
	(n)	Consulting Agreement dated March 1, 2011 between Vasomedical, Inc. and Edgary Consultants, LLC. (12)
	(o)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (15)
	(p)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (13)
(q)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012 (14)

(21) Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)   Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(14) (15)	Incorporated by reference to Report on Form 8-K dated June 20, 2012. Incorporated by reference to Reoprt on Form 10-K dated December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2014.

VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2014, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Randy Hill	Senior Vice President and Director
Randy Hill

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Peter C. Castle	Director
Peter C. Castle

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows
for the year ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 27, 2014

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,961	$11,469
Short-term investments	111	110
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,764 at December 31,
2013 and $3,179 at December 31, 2012	13,570	9,145
Receivables due from related parties	21	25
Inventories, net	1,618	2,166
Deferred commission expense	2,312	2,480
Deferred related party consulting expense	-	85
Other current assets	338	236
Total current assets	25,931	25,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,281 at December 31, 2013 and $1,161 at December 31, 2012	365	473
GOODWILL	3,303	3,212
OTHER ASSETS, net	3,918	2,980
	$33,517	$32,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$597	$342
Accrued commissions	2,161	2,337
Accrued expenses and other liabilities	5,571	4,627
Sales tax payable	230	177
Deferred revenue - current portion	10,541	10,580
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	19,215	18,178

LONG-TERM LIABILITIES
Deferred revenue	7,478	5,022
Other long-term liabilities	359	171
Total long-term liabilities	7,837	5,193

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2013, and December 31, 2012	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
164,705,382 and 162,917,996 shares issued at December 31, 2013 and December 31, 2012, respectively; 155,223,981 and
162,917,996 shares outstanding at December 31, 2013 and
December 31, 2012, respectively	165	163
Additional paid-in capital	61,508	61,229
Accumulated deficit	(53,561)	(52,416)
Accumulated other comprehensive income	108	34
Treasury stock, at cost, 9,481,401 and nil shares at December 31, 2013 and December 31, 2012, respectively	(1,755)	-
Total stockholders’ equity	6,465	9,010
	$33,517	$32,381

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year ended December 31,
	2013	2012
Revenues
Equipment sales	$4,573	$4,191
Equipment rentals and services	1,689	1,832
Commissions	26,628	23,217
Total revenues	32,890	29,240

Cost of revenues
Cost of sales, equipment	1,785	1,791
Cost of equipment rentals and services	852	908
Cost of commissions	7,740	5,947
Total cost of revenues	10,377	8,646
Gross profit	22,513	20,594

Operating expenses
Selling, general and administrative	23,114	23,526
Research and development	689	576
Total operating expenses	23,803	24,102
Operating loss	(1,290)	(3,508)

Other income (expense)
Interest and other income (expense), net	87	148
Amortization of deferred gain on
sale-leaseback of building	-	31
Total other income (expense), net	87	179

Loss before income taxes	(1,203)	(3,329)
Income tax benefit (expense)	58	(52)
Net loss	(1,145)	(3,381)

Other comprehensive income
Foreign currency translation gain	74	34
Comprehensive loss	$(1,071)	$(3,347)

Loss per common share
- basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	159,377	158,366

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2011	153,186	$153	-	$-	$60,188	$(49,065)	$-	$11,276
Shares issued for acquisition	2,400	2			(2)	-	-	-
Share-based compensation	2,271	2			796	-	-	798
Shares not issued for employee tax liability	-	-			(103)	-	-	(103)
Shares granted for consulting agreements	63	-			13	-	-	13
Exercise of warrant	4,286	4			339	-	-	343
Issue shares for conversion of preferred shares	712	2			(2)	-	-	(0)
Other	-	-			-	30	-	30
Foreign currency translation gain (loss)	-	-			-	-	34	34
Net income/(loss)	-	-			-	(3,381)	-	(3,381)
Balance at December 31, 2012	162,918	$163	-	$-	$61,229	$(52,416)	$34	$9,010
Repurchase of shares	-	-	(9,481)	(1,755)	-	-	-	(1,755)
Share-based compensation	1,787	2			367	-	-	369
Shares not issued for employee tax liability	-	-			(88)	-	-	(88)
Foreign currency translation gain (loss)	-	-			-	-	74	74
Net income/(loss)	-	-			-	(1,145)	-	(1,145)
Balance at December 31, 2013	164,705	$165	(9,481)	$(1,755)	$61,508	$(53,561)	$108	$6,465

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

  CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,145)	$(3,381)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation and amortization	361	391
Amortization of deferred gain on sale-leaseback of building	-	(31)
Provision for doubtful accounts and commission adjustments	42	2
Share-based compensation	369	793
Amortization of deferred consulting expense	87	545
Changes in operating assets and liabilities:
Accounts and other receivables	(4,547)	10,854
Receivables due from related parties	5	173
Inventories, net	545	249
Deferred commission expense	168	(648)
Other current assets	(103)	(17)
Other assets	(945)	(52)
Accounts payable	255	69
Accrued commissions	(177)	(1,479)
Accrued expenses and other liabilities	924	1,811
Sales tax payable	52	(179)
Deferred revenue	2,417	374
Other long-term liabilities	188	(43)
Net cash (used in) provided by operating activities	(1,504)	9,431

Cash flows from investing activities
Purchases of property, equipment and software	(228)	(402)
Purchases of short-term investments	(111)	(70)
Redemption of short-term investments	111	70
Net cash used in investing activities	(228)	(402)

Cash flows from financing activities
Proceeds from exercise of warrant	-	343
Repurchase of common stock	(1,755)	-
Repayment of notes payable due to related party	-	(190)
Net cash (used in) provided by financing activities	(1,755)	153
Effect of exchange rate differences on cash and cash equivalents	(21)	(7)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,508)	9,175
Cash and cash equivalents - beginning of year	11,469	2,294
Cash and cash equivalents - end of year	$7,961	$11,469

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$5
Income taxes paid	$69	$412

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$25	$9
Fair value of assets acquired	$-	$291
Liabilities assumed through acquisition	$-	$(291)

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

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  In September 2011, the Company also restructured to further align its business management structure and long-term growth strategy, and now operates through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® equipment business as well as other medical equipment operations.

While the Company achieved substantial profitability in fiscal 2011, it has historically incurred operating losses and incurred a loss for the years ended December 31, 2013 and 2012. The Company will seek to achieve profitability through our partner’s higher delivery volume of equipment booked with our Sales Representation segment, through growth in our China operations, and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions and partnerships in the international and domestic markets and to expand our sales representation business.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, and the adequacy of inventory and warranty reserves. Additionally, significant estimates and assumptions impact the Company’s accounting relative to its business combination.  Actual results could differ from those estimates.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from the sale of EECP® systems through our international distributor network are generally covered by a one-year warranty period.  For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

Revenue and Expense Recognition for the Sales Representation segment

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

During the year ended December 31, 2013, the Company granted 385,000 restricted shares of common stock valued at $91,700 to non-officer employees, vesting at various periods through June 2015, and granted 100,000 restricted shares of common stock valued at $18,000 to an officer, which vested immediately.

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

The Company did not grant any non-qualified stock options during the years ended December 31, 2013 or 2012.

Share-based compensation expense recognized for the years ended December 31, 2013 and 2012 was $369,000 and $793,000, respectively.  Expense for other share-based arrangements was $87,000 and $545,000 for the years ended December 31, 2013 and 2012, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $91,000 at December 31, 2013 and will be recognized through June 2015.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Beginning Balance	$3,179	$2,163
Provision for losses on accounts receivable	68	(2)
Direct write-offs, net of recoveries	-	(2)
Commission adjustments	517	1,020
Ending Balance	$3,764	$3,179

Concentrations of Credit Risk

We market our equipment principally to hospitals and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2013 and 2012, no customer in our Equipment segment accounted for 10% or more of revenues or accounts receivable.  In our Sales Representation segment, 100% of our revenues and accounts receivable are with GE; however, we believe this risk is acceptable based on GE’s financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $701,000 and $499,000 at December 31, 2013 and 2012, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our revenues were derived from the following geographic areas:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Domestic (United States)	$29,431	$26,103
Non-domestic (foreign)	3,459	3,137
	$32,890	$29,240

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350 – “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  Intangible assets consist of patent costs, customer lists and software. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years.  The Company capitalizes internal use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $155,000 and $164,000 in software development costs for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired for the years ended December 31, 2013 and 2012.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company also complies with the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and December 31, 2012.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2013 and December 31, 2012.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2010.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet.  For the years ended December 31, 2013 and 2012, comprehensive income (loss) includes gains of $74,000 and $34,000, respectively, which were entirely from foreign currency translation.

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

Net Loss Per Common Share

Basic loss per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per common share is based on the weighted number of common and potential dilutive common shares outstanding. The diluted calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  Due to losses during the years ended December 31, 2013 and 2012, diluted loss per common share is equal to basic loss per common share for those years.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for years ended December 31, 2013 and 2012, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Year ended December 31, 2013	Year ended December 31, 2012
Stock options	1,780	1,810
Warrants	-	1,500
Common stock grants	660	3,448
	2,440	6,758

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	(in thousands)
	As of or for the year ended December 31, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$6,262	$26,628	$-	$32,890
Operating (loss) income	$(2,418)	$2,475	$(1,347)	$(1,290)
Total assets	$6,922	$29,239	$(2,644)	$33,517
Accounts and other receivables, net	$933	$12,637	$-	$13,570
Deferred commission expense	$-	$3,978	$-	$3,978

	As of or for the year ended December 31, 2012
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$6,023	$23,217	$-	$29,240
Operating loss	$(1,805)	$(153)	$(1,550)	$(3,508)
Total assets	$10,069	$23,615	$(1,303)	$32,381
Accounts and other receivables, net	$900	$8,245	$-	$9,145
Deferred commission expense	$-	$4,580	$-	$4,580

For the years ended December 31. 2013 and 2012, GE Healthcare accounted for 81% and 79% of revenue, respectively.  Also, GE Healthcare accounted for $12.5 million, or 92%, and $8.1 million, or 89%, of accounts and other receivables at December 31, 2013 and December 31, 2012, respectively.

NOTE D – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets measured at fair value as of December 31, 2013:

	(in thousands)
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$6,883	$-	$-	$6,883
Investment in certificates of deposit (included in short-term investments)	111			111
	$6,994	$-	$-	$6,994

The following table presents information about the Company’s assets measured at fair value as of December 31, 2012:

	(in thousands)
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,124	$-	$-	$9,124
Investment in certificates of deposit (included in short-term investments)	110			110
	$9,234	$-	$-	$9,234

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2013 and 2012:

	(in thousands)
	December 31, 2013	December 31, 2012

Trade receivables	$17,173	$12,193
Due from employees	161	131
Allowance for doubtful accounts and
commission adjustments	(3,764)	(3,179)
Accounts and other receivables, net	$13,570	$9,145

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves consisted of the following:

	(in thousands)
	December 31, 2013	December 31, 2012

Raw materials	$546	$909
Work in process	341	483
Finished goods	731	774
	$1,618	$2,166

At December 31, 2013 and 2012, the Company maintained reserves for excess and obsolete inventories of $803,000 and $576,000, respectively.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2013	December 31, 2012
Office, laboratory and other equipment	$1,049	$969
EECP® systems under operating leases
or under loan for clinical trials	369	437
Furniture and fixtures	228	228
	1,646	1,634
Less: accumulated depreciation	(1,281)	(1,161)
Property and equipment, net	$365	$473

Depreciation expense amounted to approximately $213,000 and $193,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

The change in the carrying amount of goodwill was as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2012	$3,212
Foreign currency translation	91
Balance at December 31, 2013	$3,303

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets consist of capitalized patent costs, customer lists, and software costs, as set forth in the following:

	(in thousands)
	December 31, 2013	December 31, 2012
Patents
Costs	$469	$469
Accumulated amortization	(454)	(438)
	15	31

Customer lists
Costs	800	800
Accumulated amortization	(267)	(152)
	533	648

Software
Costs	696	541
Accumulated amortization	(424)	(386)
	272	155

	$820	$834

The other intangible assets are included in other assets on the Company’s consolidated balance sheets.

The Company owns eleven US patents including eight utility and three design patents that expire at various times through 2023.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent costs are being amortized using the straight-line method over the related 10-year lives.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  Customer lists and software are amortized on a straight-line basis over their expected useful lives of seven and five years, respectively.

Amortization expense amounted to $169,000 and $198,000 for the years ended December 31, 2013 and 2012, respectively.  Amortization of intangibles for the next five years is:

Amortization of Intangibles	2014	2015	2016	2017	2018

(in thousands)
Amortization expense	$172	$167	$163	$142	$86

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the year ended December 31, 2013	For the year ended December 31, 2012
Deferred revenue at the beginning of the year	$15,602	$15,227
Additions:
Deferred extended service contracts	1,048	1,241
Deferred in-service and training	33	38
Deferred service arrangements	96	85
Deferred commission revenues	14,495	10,515
Recognized as revenue:
Deferred extended service contracts	(991)	(1,113)
Deferred in-service and training	(28)	(38)
Deferred service arrangements	(74)	(87)
Deferred commission revenues	(12,162)	(10,266)
Deferred revenue at end of year	18,019	15,602
Less: current portion	10,541	10,580
Long-term deferred revenue at end of year	$7,478	$5,022

NOTE J – SALE-LEASEBACK

In August 2007, the Company sold its warehouse and corporate facility for $1,400,000.  Under the agreement, the Company leased back the property from the purchaser over a period of five years and accounted for the leaseback as an operating lease.  The gain of $266,000 realized in this transaction was deferred and amortized to income ratably over the term of the lease, which expired in August 2012.  The amount amortized in the years ended December 31, 2013 and 2012 was $0 and $31,000, respectively.

NOTE K – WARRANTY LIABILITY

The changes in the Company’s product warranty liability are as follows:

	(in thousands)
	For the year ended December 31,
	2013	2012
Warranty liability at the beginning of the year	$26	$20
Expense for new warranties issued	57	63
Warranty claims	(50)	(57)
Warranty liability at the end of the year	33	26
Long-term warranty liability at the end of the year	$-	$-

Warranty liability is included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

NOTE L – RELATED-PARTY TRANSACTIONS

On June 21, 2007, we entered into a Securities Purchase Agreement with Kerns Manufacturing Corp. (“Kerns”), a stockholder of the Company.  Under this agreement, a five-year warrant to purchase 4,285,714 shares of our common stock at an initial exercise price of $0.08 per shares was issued to Kerns.  In March 2012, Kerns exercised its warrant and 4,285,714 shares of common stock were issued.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $247,000 and $254,000 were billed by the firm for the years ended December 31, 2013 and 2012, respectively, at which dates no amounts were outstanding.

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

In consideration for the services to be provided by Consultant under the Agreement, the Company agreed to issue to Consultant or its designees, up to 18,500,000 shares of restricted common stock of the Company, 3,000,000 of which, valued at $1,020,000, were issued in March 2011 and the balance was to be earned on performance. Mr. Lieberman received 600,000 of these restricted shares from the initial issuance.  The Company recorded the fair value of the shares issued to Consultant as a prepaid expense and amortized the cost ratably over the two year agreement.  The unamortized value is reported as Deferred Related Party Consulting Expense in our accompanying Consolidated Balance Sheets as of December 31, 2012.  No performance-based shares were issued and no further compensation is expected to be paid in conjunction with the agreement.

During the year ended December 31, 2012, a former director performed consulting services for the Company aggregating approximately $10,000. Additionally, three directors received additional compensation totaling $150,000 for services rendered in connection with the extension of the GEHC contract.

The Company paid $190,000 during the year ended December 31, 2012 for unsecured notes payable due to the president of LET and his spouse, collected $171,000 in loans and advances due from officers of FGE during the same period, and collected an additional $4,000 in such loans during the year ended December 31, 2013.  These loans and advances are short term and do not bear interest.  In addition, $30,000 in pre-acquisition earnings was distributed to current BIOX management during 2012.  At December 31, 2013, $3,000 remained payable to the president of LET and $21,000 remained due from officers of FGE.

NOTE M – STOCKHOLDERS' EQUITY AND WARRANTS

Common stock and warrants

See Note L for discussion of common stock issued in the year ended December 31, 2012 in connection with related party agreements.  In addition, the Company issued 1,787,386 shares of common stock valued at $417,000 and 2,333,586 shares of common stock valued at $546,000 to directors, officers, employees, and consultants during the years ended December 31, 2013 and 2012, respectively.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  During the year ended December 31, 2013, the Company repurchased 9,481,401 shares at a cost of $1,755,000, which cost has been recorded as treasury stock in the accompanying consolidated balance sheet as of December 31, 2013.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant activity for the years ended December 31, 2013 and 2012 is summarized as follows:

	Employees	Consultants	Total	Weighted Average Price
Number of shares exercisable at December 31, 2011	-	5,785,714	5,785,714	$0.19
Warrants expired
Warrants issued
Warrants exercised		(4,285,714)	(4,285,714)	$0.08
Number of shares exercisable at December 31, 2012	-	1,500,000	1,500,000	$0.50
Warrants expired		(1,500,000)	(1,500,000)	$0.50
Warrants issued		-	-
Warrants exercised		-	-
Number of shares exercisable at December 31, 2013	-	-	-

Preferred stock

At December 31, 2013 and 2012, the Company had 1,000,000 shares of preferred stock authorized.  There were no shares issued and outstanding at December 31, 2013 and 2012.  Pursuant to its conversion terms, all outstanding Series E Convertible Preferred Stock (“Series E Preferred”) was deemed automatically converted to common stock effective July 1, 2011.  As of December 31, 2011, 29,956,100 shares of common stock had been issued for 299,561 shares of Series E Preferred, with 712,350 shares yet to be issued.  The remaining 712,350 shares were issued in 2012.

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People’s Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

NOTE N - OPTION PLANS

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

During the year ended December 31, 2013, options to purchase 30,000 shares of common stock under the 1999 Plan at an exercise price ranging from $0.71 to $0.91 were retired.

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

There was no activity under the 2004 plan during the years ended December 31, 2013 and 2012.

At December 31, 2013, there were 785,224 shares available for future grants under the 2004 Plan.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2013, 85,000 restricted shares of common stock were granted under the 2010 Plan to employees of the Company, all of which vested immediately.  As of December 31, 2013, 105,000 additional shares were forfeited and 204,662 additional shares were withheld for withholding taxes.

No options were issued under the 2010 Plan during the years ended December 31, 2013 and 2012.

2013 Stock Option and Stock Issuance Plan

On October 30, 2013, the Board of Directors approved the 2013 Stock Plan (the “2013 Plan”) for officers, directors, employees and consultants of the Company.  The stock issuable under the 2013 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

The 2013 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

No shares were granted or options issued under the 2013 Plan during the years ended December 31, 2013 and 2012.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option and stock grant activity under all the plans for the years ended December 31, 2013 and 2012 is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at December 31, 2011	1,551,232	1,809,776	$0.08 - $1.11	$0.23
Options granted	-
Options canceled	-
Granted under 2010 Plan	(500,000)
Cancelled under 2010 Plan	600,552
Balance at December 31, 2012	1,651,784	1,809,776	$0.08 - $1.11	$0.23
Options granted	-	-
Options canceled under 1999 Plan	-	(30,000)
Granted under 2010 Plan	(85,000)	-
Cancelled under 2010 Plan	309,662	-
Authorized under 2013 Plan	7,500,000
Balance at December 31, 2013	9,376,446	1,779,776	$0.08 - $1.11	$0.22

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
Range of Exercise Prices
$0.08 - $0.58	1,689,776	2.3	$0.18	1,689,776	$0.18
$1.11	90,000	0.5	$1.11	90,000	$1.11
	1,779,776	2.2	$0.22	1,779,776	$0.22

There were 74,138,396 remaining authorized shares of common stock after reserves for all stock option plans and stock warrants.

NOTE O - INCOME TAXES

As of December 31, 2013, the recorded deferred tax assets were $19,041,000, reflecting an increase of $894,000 during the year ended December 31, 2013, which was offset by a valuation allowance the same amount.  The Company also recorded a net deferred tax liability of $112,000 as of December 31, 2013 and 2012, which arose from pre-acquisition FGE operations, primarily related to revenue recognized for book prior to recognition for tax.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets are summarized as follows:

	(in thousands)
	December 31, 2013	December 31, 2012
Net operating loss carryforwards	$17,155	$15,584
Depreciation and amortization	136	143
Allowance for doubtful accounts	66	50
Reserve for obsolete inventory	289	195
Tax credits	370	358
Expense accruals	196	482
Deferred revenue	829	1,335
Total gross deferred taxes	19,041	18,147
Valuation allowance	(19,041)	(18,147)
Net deferred tax assets	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $42.9 million expiring at various dates from 2019 through 2033.  Approximately $4.4 million and $6.1 million of net operating loss carryforwards expired in the years ended December 31, 2013 and 2012, respectively.  Future expirations of net operating loss carryforwards are approximately as follows:

(in thousands)
Calendar Year	Amount
2014	-
2015	-
2016	-
2017	-
2018	-
Thereafter	42,900
Total	$42,900

The Company recorded an income tax benefit of $58,000 for the year ended December 31, 2013 arising from a Federal refund of $97,000 related to a prior period amended return, partially offset by $52,000 in foreign income tax expense.  Income tax expense for the year ended December 31, 2012 was $52,000 and consisted mainly of state income taxes.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2013	December 31, 2012
	%	%
Federal statutory rate	34.00	34.00
State income taxes	6.00	6.00
Change in valuation allowance
relating to operations	-	-
Utilizations of net operating loss carryforward	(40.00)	(40.00)
Foreign taxes	4.32	0.20
Alternative minimum tax	(8.37)	(0.37)
Other	(0.77)	1.73
	(4.82)	1.56

The foreign tax effective rate increased mainly due to the expiration of certain tax advantages applicable to our Biox subsidiary.  The alternative minimum tax (AMT) rate decreased due to a Federal refund on an amended prior period return.

NOTE P - COMMITMENTS AND CONTINGENCIES

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

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement, which expired in August 2012.  In September 2012, the term of the lease was extended for an additional three years.  The Company also leases offices in New York City under a five year agreement expiring May 2017.  VasoHealthcare also leases facilities in Greensboro, North Carolina pursuant to a lease which expires in May 2014. FGE leases facilities in Wuxi, China, pursuant to leases expiring in February 2014 and March 2018, and a facility in Foshan, China, pursuant to a lease that expires in April 2016.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31,

	(in thousands)
	Vehicles	Facilities	Total
2014	$231	$276	$507
2015	64	215	279
2016	16	97	113
2017	-	66	66
2018	-	12	12
Total	$311	$666	$977

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

Foreign operations

During the years ended December 31, 2013 and 2012, the Company had and continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q - 401(K) PLAN

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 80% of their compensation. In the years ended December 31, 2013 and 2012 the Company made discretionary contributions of approximately $62,000 and $81,000, respectively, to match a percentage of employee contributions.