Form 10-Q
period 2014-03-31
VASOMEDICAL, INC
filed 2014-05-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 8, 2014 - 155,844,754.

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,009	$7,961
Short-term investments	111	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,544 at March 31,
2014 and $3,764 at December 31, 2013	5,381	13,570
Receivables due from related parties	21	21
Inventories, net	1,833	1,618
Deferred commission expense	2,319	2,312
Other current assets	466	338
Total current assets	22,140	25,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,325 at March 31, 2014 and $1,281 at December 31, 2013	391	365
GOODWILL	3,276	3,303
OTHER ASSETS, net	4,116	3,918
	$29,923	$33,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$743	$597
Accrued commissions	1,700	2,161
Accrued expenses and other liabilities	4,114	5,571
Sales tax payable	196	230
Deferred revenue - current portion	10,294	10,541
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	17,162	19,215

LONG-TERM LIABILITIES
Deferred revenue	6,710	7,478
Other long-term liabilities	384	359
Total long-term liabilities	7,094	7,837

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2014, and December 31, 2013	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
165,790,382 and 164,705,382 shares issued at March 31, 2014
and December 31, 2013, respectively; 156,308,981 and
155,223,981 shares outstanding at March 31, 2014 and
December 31, 2013, respectively	166	165
Additional paid-in capital	61,793	61,508
Accumulated deficit	(54,605)	(53,561)
Accumulated other comprehensive income	68	108
Treasury stock, at cost, 9,481,401 shares at March 31, 2014 and December 31, 2013	(1,755)	(1,755)
Total stockholders’ equity	5,667	6,465
	$29,923	$33,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenues
Equipment sales	$483	$877
Equipment rentals and services	367	407
Commissions	6,241	6,009
Total revenues	7,091	7,293

Cost of revenues
Cost of sales, equipment	144	293
Cost of equipment rentals and services	181	242
Cost of commissions	1,602	1,696
Total cost of revenues	1,927	2,231
Gross profit	5,164	5,062

Operating expenses
Selling, general and administrative	6,041	5,604
Research and development	213	140
Total operating expenses	6,254	5,744
Operating loss	(1,090)	(682)

Other income
Interest and other income, net	56	38
Total other income, net	56	38

Loss before income taxes	(1,034)	(644)
Income tax expense	(10)	(8)
Net loss	(1,044)	(652)

Other comprehensive loss
Foreign currency translation loss	(39)	(34)
Comprehensive loss	$(1,083)	$(686)

Loss per common share
- basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	155,454	162,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss	$(1,044)	$(652)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	99	91
Provision for doubtful accounts and commission adjustments	(8)	17
Share-based compensation and arrangements	153	223
Changes in operating assets and liabilities:
Accounts and other receivables	8,194	4,359
Receivables due from related parties	-	5
Inventories, net	(225)	4
Deferred commission expense	(7)	21
Other current assets	3	(45)
Other assets	(184)	477
Accounts payable	147	113
Accrued commissions	(461)	(863)
Accrued expenses and other liabilities	(1,449)	(604)
Sales tax payable	(33)	(25)
Deferred revenue	(1,014)	(1,786)
Other long-term liabilities	25	162
Net cash provided by operating activities	4,196	1,497

Cash flows from investing activities
Purchases of property, equipment and software	(136)	(12)
Purchases of short-term investments	(40)	(40)
Redemption of short-term investments	40	40
Net cash used in investing activities	(136)	(12)

Effect of exchange rate differences on cash and cash equivalents	(12)	(55)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,048	1,430
Cash and cash equivalents - beginning of period	7,961	11,469
Cash and cash equivalents - end of period	$12,009	$12,899

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$-
Income taxes paid	$13	$24

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$-	$2
Common shares issued for prepaid directors' fees	$175	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. The Company since 2010 has been operating in two distinct business segments, the Sales Representation segment and the Equipment segment. In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products in this segment are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive heart therapy devices based on our unique proprietary technology, and currently indicated in the United States for use in cases of refractory angina and congestive heart failure (“CHF”).  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.

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

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. These condensed consolidated financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, includes a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been delivered and accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the condensed consolidated balance sheets.  Under our agreement with GE Healthcare (“GEHC”), GEHC pays the Company a commission.  In accordance with the agreement GEHC pays the Company fifty percent of the commission at the time the order is received and fifty percent of the commission when the order is completed by delivery and acceptance to their customer.  At the time the order is received therefore, the Company records a receivable for the fifty percent of the commission and offsets this to deferred revenue.  At the time the order is completed the Company records a receivable for the remaining fifty percent commission and records this as recognized revenue including the amount previously deferred.

Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.  Cost of commissions includes commission expense and costs associated with the medical device excise tax imposed by the Affordable Care Act.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended March 31, 2014
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$850	$6,241	$-	$7,091
Operating (loss) income	$(1,082)	$523	$(531)	$(1,090)
Total assets	$7,728	$10,209	$11,986	$29,923
Accounts and other receivables, net	$846	$4,535	$-	$5,381
Deferred commission expense	$-	$4,066	$-	$4,066

	As of or for the three months ended March 31, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,284	$6,009	$-	$7,293
Operating (loss) income	$(643)	$362	$(401)	$(682)
Total assets	$7,533	$8,485	$12,783	$28,801
Accounts and other receivables, net	$618	$4,117	$-	$4,735
Deferred commission expense	$-	$4,032	$-	$4,032

For the three months ended March 31, 2014 and 2013, GE Healthcare accounted for 88% and 82% of revenue, respectively, and $4.4 million or 81%, and $12.5 million or 92%, of accounts and other receivables at March 31, 2014 and December 31, 2013, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the three months ended March 31, 2014, the Company granted 450,000 restricted shares of common stock valued at $157,500 to officers and 50,000 restricted shares of common stock valued at $15,500 to employees.  The 450,000 shares granted to officers vest at various times through February 2016 and the 50,000 shares granted to employees vested immediately.  In the first quarter of 2014, the Company also granted 500,000 restricted shares of common stock to directors.  The shares were valued at $175,000 and vested immediately.

During the three months ended March 31, 2013, the Company granted 60,000 restricted shares of common stock to employees.  The shares were valued at $10,800 and vested immediately.

During the three-month periods ended March 31, 2014 and 2013, the Company did not grant any stock options.

Share-based compensation expense recognized for the three month periods ended March 31, 2014 and 2013 was $110,000 and $137,000, respectively.  These expenses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations in 2014, and in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations in 2013.  Expense for share-based arrangements with non-employees was $43,000 and $86,000 for the three months ended March 31, 2014 and 2013, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $293,000 at March 31, 2014 and will be recognized through February 2016.

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

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended
	March 31, 2014	March 31, 2013
Stock options	1,754	1,780
Warrants	-	1,500
Common stock grants	875	2,188
	2,629	5,468

NOTE F – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of March 31, 2014 and December 31, 2013:
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$10,899	$-	$-	$10,899
Investment in certificates of deposit (included in short-term investments)	111			111
	$11,010	$-	$-	$11,010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$6,883	$-	$-	$6,883
Investment in certificates of deposit (included in short-term investments)	111			111
	$6,994	$-	$-	$6,994

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2014 and December 31, 2013:

	(in thousands)
	March 31, 2014	December 31, 2013
	(unaudited)
Trade receivables	$8,758	$17,173
Due from employees	167	161
Allowance for doubtful accounts and
commission adjustments	(3,544)	(3,764)
Accounts and other receivables, net	$5,381	$13,570

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials	$766	$790
Work in process	488	291
Finished goods	579	537
	$1,833	$1,618

At March 31, 2014 and December 31, 2013, the Company maintained reserves for excess and obsolete inventory of $776,000 and $803,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,276,000 and $3,303,000 was recorded on the Company’s condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Carrying Amount

Balance at December 31, 2013	$3,303
Foreign currency translation	(27)
Balance at March 31, 2014	$3,276

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

	(in thousands)
	March 31, 2014	December 31, 2013
	(unaudited)
Patents
Costs	$469	$469
Accumulated amortization	(457)	(454)
	12	15

Customer lists
Costs	800	800
Accumulated amortization	(295)	(267)
	505	533

Software
Costs	757	696
Accumulated amortization	(439)	(424)
	318	272

	$835	$820

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $46,000 and $42,000 for the three months ended March 31, 2014 and 2013, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$18,019	$15,602
Additions:
Deferred extended service contracts	237	150
Deferred in-service and training	3	5
Deferred service arrangements	5	10
Deferred commission revenues	1,770	1,008
Recognized as revenue:
Deferred extended service contracts	(227)	(260)
Deferred in-service and training	(8)	(1)
Deferred service arrangements	(24)	(19)
Deferred commission revenues	(2,771)	(2,679)
Deferred revenue at end of period	17,004	13,816
Less: current portion	10,294	10,222
Long-term deferred revenue at end of period	$6,710	$3,594

NOTE K – RELATED-PARTY TRANSACTIONS

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 were billed by the firm through each of the three month periods ended March 31, 2014 and 2013, at which dates no amounts were outstanding.

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

Receivables due from FGE management aggregating $5,000 were collected during the three months ended March 31, 2013.

On March 14, 2014, Biox Instruments Co., Ltd. (Biox) entered into a Manufacturing, Marketing and Licensing Agreement (the “Genwell Agreement”) with Genwell Instruments Co., Ltd. (Genwell), a corporation organized under the People’s Republic of China, where Biox was granted exclusive rights to manufacture and sell Genwell’s MobiCareTM wireless multi-parameter patient monitoring systems worldwide.  The Genwell Agreement commenced on March 31, 2014 for an initial term of six years.  Certain officers of Biox are shareholders of Genwell.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

During the three months ended March 31, 2014 the Company issued, under the 2010 Plan, 585,000 shares of common stock to employees and officers, and 500,000 shares of common stock to directors.  As of March 31, 2014, 91,222 shares were available for issuance under the 2010 Plan.

On October 30, 2013 the Board of Directors approved the 2013 Stock Plan (the “2013 Plan”) for officers, directors, employees and consultants of the Company.  The stock issuable under the 2013 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

The 2013 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as compensation for services rendered to the Company.  The 2013 Plan provides that the Board of Directors, or a committee of the Board of Directors, will administer the Plan with full authority to determine the identity of the recipients of the options or shares and the number of options or shares.  As of March 31, 2014, 7,500,000 shares were available for issuance under the 2013 Plan.

No options were issued under the 2010 Plan or 2013 Plan during the three month period ended March 31, 2014.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  As of March 31, 2014, 9,481,401 shares had been repurchased at a cost of $1,755,000, which cost has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of March 31, 2014.

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

NOTE N - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of March 31, 2014, the Company believes that there are no recently issued accounting pronouncements that will have an impact on the Company’s condensed consolidated financial statements.

NOTE O – SUBSEQUENT EVENT

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), for the global marketing, sale and advancement of ECP therapy technology.

The agreement provides for Vasomedical and PSK to appoint the joint venture company as the exclusive distributor to market, distribute and sell EECP and ECP therapy products globally, except for the United States and China.  In this regard, the agreement provides for PSK to be the exclusive distributor of Vasomedical's EECP therapy systems in China and for Vasomedical to be the exclusive distributor of PSK's ECP therapy systems in the United States, subject to certain conditions.

We believe that combining the efforts of the two largest global providers of EECP/ECP therapy technology will create greater success than either working independently.  The initial focus will be on the efficient use of the combined resources and leveraging areas of market strength.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 2010 we have been operating in two distinct business segments, the Sales Representation segment and the Equipment segment. In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.   In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products in this segment are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive heart therapy devices based on our unique proprietary technology.  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.

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

The Company expects to achieve profitability through its existing sales representation operations, growth in our China operations and by expanding its market presence and product portfolio.  In addition, the Company plans to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations – For the Three Months Ended March 31, 2014 and 2013

Total revenue for the three months ended March 31, 2014 and 2013 was $7,091,000 and $7,293,000, respectively, a decrease of $202,000, or 3%. Net loss for the three months ended March 31, 2014 and 2013 was $1,044,000 and $652,000, respectively, an increase of $392,000, or 60%.  The higher loss was primarily attributable to a $437,000 increase in selling, general and administrative (“SG&A”) costs.  Our total net loss was $(0.01) and $(0.00) per basic and diluted common share for the three months ended March 31, 2014 and 2013, respectively.

Revenues

Commission revenues in the Sales Representation segment were $6,241,000 in the first quarter of 2014, as compared to $6,009,000 in the first quarter of 2013, an increase of 4%.  The increase in commission revenue in the first quarter of 2014 is due primarily to an increase in commission rate, partially offset by decreased volume of equipment delivered by GEHC.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2014, $15,665,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,112,000 is long-term.  At March 31, 2013, $12,662,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $3,168,000 was long-term.

Revenue in our Equipment segment decreased by $434,000, or 34%, to $850,000 for the three-month period ended March 31, 2014 from $1,284,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $394,000, or 45%, to $483,000 for the three-month period ended March 31, 2014 as compared to $877,000 for the same period in the prior year, primarily due to a $206,000 decrease in EECP® revenues as a result of lower sales volume, and a $149,000 decrease in international sales by our China operations.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payers.  We will continue to cost effectively pursue strategies to increase and expand the reimbursement for EECP® therapy.  At the same time, expenditures will be aligned with the forecast for the newly formed VSK model (see Note O).

Equipment segment revenue from equipment rental and services decreased 10% to $367,000 in the first quarter of 2014 from $407,000 in the first quarter of 2013. Revenue from equipment rental and services represented 43% and 32% of total Equipment segment revenue in the first quarters of fiscal 2014 and fiscal 2013, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to lower service contract and accessory part revenues.

Vasomedical, Inc. and Subsidiaries

Gross Profit

The Company had a gross profit of $5,164,000 in the first quarter of 2014 compared to $5,062,000 in the first quarter of the prior year, an increase of 2%.  The increase is principally due to higher gross profit margin in both our Sales Representation segment and our Equipment segment.

Sales Representation segment gross profit was $4,639,000, or 74%, for the three months ended March 31, 2014 as compared to $4,313,000, or 72%, for the three months ended March 31, 2013.  The increase in absolute dollars and margin percentage was due to higher commission rates on equipment booked in 2013 but delivered during the first quarter of 2014 while the commission expense was at the same rate in both periods.  Cost of commissions of $1,602,000 and $1,696,000, for the three months ended March 31, 2014 and 2013, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased to $525,000, or 62% of Equipment segment revenues, for the first quarter of 2014 compared to $749,000, or 58% of Equipment segment revenues, for the same quarter of 2013.  Gross profit margin in the Equipment segment improved due to lower production costs at Biox and lower field service costs, partially offset by lower margin on EECP® equipment as a result of lower shipment volume during the quarter.

Operating Loss

Operating loss was $1,090,000 for the three months ended March 31, 2014 as compared to $682,000 for the three months ended March 31, 2013, an increase of $408,000.  The increase in operating loss was primarily attributable to a $437,000 increase in selling, general, and administrative costs.  Operating loss in the Equipment segment increased by $439,000, or 68%, to $1,082,000 compared to $643,000 in the same quarter of the prior year due primarily to $225,000 lower gross profit and $142,000 higher SG&A costs in the current year quarter. Partially offsetting the higher loss in the Equipment segment was a $161,000 increase in operating income in the Sales Representation segment, which increased to $523,000 as compared to $362,000 in the first quarter of the prior year due mainly to higher gross margin.

SG&A expenses for the first quarter of 2014 and 2013 were $6,041,000, or 85% of revenues, and $5,604,000, or 77% of revenues, respectively, reflecting an increase of $437,000 or approximately 8%, which includes approximately $231,000 of non-cash items. The increase in SG&A expenditures in the first quarter of 2014 resulted primarily from higher meeting costs in the Sales Representation segment (which took place in the second quarter last year), increased EECP® equipment sales personnel, and increased staffing costs associated with the recently introduced MobiCareTM product in the Equipment segment, as well as higher corporate expenses, primarily accounting and directors’ fees.

Research and development (“R&D”) expenses were $213,000, or 3% of revenues (25% of Equipment segment revenues), for the first quarter of 2014, an increase of $73,000, or 52%, from $140,000, or 2% of revenues (11% of Equipment segment revenues), for the first quarter of 2013. The increase is primarily attributable to costs associated with the preparation of an FDA required pre-market approval of our EECP® therapy system for the treatment of congestive heart failure.

Interest and Other Income, Net

Interest and other income, net for the first quarter of 2014 was $56,000 as compared to $38,000 for the first quarter of 2013. The increase was due primarily to higher government grants received by our Chinese subsidiaries.

Income Tax Expense

During the first quarter of 2014 we recorded income tax expense of $10,000 as compared to income tax expense of $8,000 for the first quarter of 2013.  The increase arose from higher tax expense at our Chinese subsidiaries.

Vasomedical, Inc. and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2014, we had cash and cash equivalents of $12,009,000, short-term investments of $111,000 and working capital of $4,978,000 compared to cash and cash equivalents of $7,961,000, short-term investments of $111,000 and working capital of $6,716,000 at December 31, 2013.

Cash provided by operating activities was $4,196,000 during the first three months of 2014, which consisted of a net loss after adjustments to reconcile net loss to net cash of $800,000, offset by cash provided by operating assets and liabilities of $4,996,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $8,194,000, partially offset by decreases in deferred revenue of $1,014,000 and accrued expenses of $1,449,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets, the higher commission rates are retroactively applied to all orders booked in the calendar year, and therefore, significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2013 resulting in significant cash inflows early in 2014.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, higher commission rates were earned in 2013 than in 2012, resulting in higher cash inflows in 2014.

Cash used in investing activities during the three-month period ended March 31, 2014 was $136,000 for the purchase of equipment and software.

No cash was received from or used in financing activities during the three-month period ended March 31, 2014.

Liquidity

The Company expects to achieve profitability and continued positive cash flow through its existing sales representation operations, growth in its China operations and by expanding its market presence and product portfolio.  The Company is in the process of reorganizing its EECP® business model, both domestically and internationally, in view of its recent joint venture (see Note O).  The Company will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibits

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Cooperation Agreement Between Vasomedical Global Corp. and Chongqing PSK-Health Sci-Tech Development Co., Ltd.

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

Date:  May 14, 2014