Form 10-Q
period 2014-06-30
VASOMEDICAL, INC
filed 2014-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2014 – 155,552,283

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,986	$7,961
Short-term investments	111	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,685 at June 30,
2014 and $3,764 at December 31, 2013	7,526	13,570
Receivables due from related parties	21	21
Inventories, net	1,901	1,618
Deferred commission expense	2,297	2,312
Other current assets	517	338
Total current assets	22,359	25,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,366 at June 30, 2014 and $1,281 at December 31, 2013	351	365
GOODWILL	3,279	3,303
OTHER ASSETS, net	5,243	3,918
	$31,232	$33,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$480	$597
Accrued commissions	2,298	2,161
Accrued expenses and other liabilities	4,591	5,571
Sales tax payable	184	230
Deferred revenue - current portion	9,183	10,541
Deferred tax liability, net	112	112
Notes payable due to related party	3	3
Total current liabilities	16,851	19,215

LONG-TERM LIABILITIES
Deferred revenue	8,529	7,478
Other long-term liabilities	520	359
Total long-term liabilities	9,049	7,837

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares
issued and outstanding at June 30, 2014, and December 31, 2013	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
165,860,370 and 164,705,382 shares issued at June 30, 2014
and December 31, 2013, respectively; 155,679,363 and
155,223,981 shares outstanding at June 30, 2014 and
December 31, 2013, respectively	166	165
Additional paid-in capital	61,831	61,508
Accumulated deficit	(54,781)	(53,561)
Accumulated other comprehensive income	78	108
Treasury stock, at cost, 10,181,007 and 9,481,101 shares at June 30, 2014 and December 31, 2013, respectively	(1,962)	(1,755)
Total stockholders’ equity	5,332	6,465
	$31,232	$33,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Equipment sales	$770	$1,090	$1,254	$1,967
Equipment rentals and services	410	415	776	822
Commissions	6,684	6,391	12,926	12,400
Total revenues	7,864	7,896	14,956	15,189

Cost of revenues
Cost of sales, equipment	350	342	494	635
Cost of equipment rentals and services	180	216	360	458
Cost of commissions	1,852	1,975	3,454	3,671
Total cost of revenues	2,382	2,533	4,308	4,764
Gross profit	5,482	5,363	10,648	10,425

Operating expenses
Selling, general and administrative	5,482	5,733	11,523	11,337
Research and development	206	162	419	302
Total operating expenses	5,688	5,895	11,942	11,639
Operating loss	(206)	(532)	(1,294)	(1,214)

Other income
Interest and other income, net	44	44	98	82
Total other income, net	44	44	98	82

Loss before income taxes	(162)	(488)	(1,196)	(1,132)
Income tax expense	(14)	(49)	(24)	(57)
Net loss	(176)	(537)	(1,220)	(1,189)

Other comprehensive loss
Foreign currency translation gain (loss)	10	67	(30)	34
Comprehensive loss	$(166)	$(470)	$(1,250)	$(1,155)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	155,320	162,186	155,386	162,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(1,220)	$(1,189)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	199	182
Provision for doubtful accounts and commission adjustments	4	10
Share-based compensation and arrangements	244	271
Amortization of deferred consulting expense	-	87
Changes in operating assets and liabilities:
Accounts and other receivables	6,030	2,666
Receivables due from related parties	-	(4)
Inventories, net	(297)	(14)
Deferred commission expense	15	(147)
Other current assets	(119)	(36)
Other assets	(1,276)	574
Accounts payable	(117)	122
Accrued commissions	137	(371)
Accrued expenses and other liabilities	(966)	359
Sales tax payable	(51)	(9)
Deferred revenue	(307)	(2,331)
Other long-term liabilities	162	166
Net cash provided by operating activities	2,438	336

Cash flows from investing activities
Purchases of property, equipment and software	(205)	(45)
Purchases of short-term investments	(40)	(40)
Redemption of short-term investments	40	40
Net cash used in investing activities	(205)	(45)

Cash flows from financing activities
Repurchase of common stock	(207)	(182)
Net cash used in by financing activities	(207)	(182)

Effect of exchange rate differences on cash and cash equivalents	(1)	(21)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,025	88
Cash and cash equivalents - beginning of period	7,961	11,469
Cash and cash equivalents - end of period	$9,986	$11,557

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$-
Income taxes paid	$19	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$5	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. The Company since 2010 has been operating in two distinct business segments, the Sales Representation segment and the Equipment segment. In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products in this segment are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive heart therapy devices based on our  proprietary technology, and currently indicated in the United States for use in cases of refractory angina and congestive heart failure (“CHF”).  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.

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

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), for the global marketing, sale and advancement of ECP therapy technology.  The joint venture is in the early implementation phase and had not begun operations as of June 30, 2014.

In June 2014, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., has been subsequently formed to conduct the healthcare IT business.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment (See Note C).  VasoHealthcare IT operations, once commenced, will report under an additional segment.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in three segments – the Equipment segment, the Sales Representation segment, and the IT segment.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The Company’s new subsidiary, VasoHealthcare IT Corp., formed to conduct its healthcare IT operations will report through the IT segment.  Operations in the IT segment have not commenced as of June 30, 2014.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended June 30, 2014
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,180	$6,684	$-	$7,864
Operating (loss) income	$(875)	$1,021	$(352)	$(206)
Total assets	$8,052	$13,144	$10,036	$31,232
Accounts and other receivables, net	$941	$6,585	$-	$7,526
Deferred commission expense	$-	$4,565	$-	$4,565

	As of or for the three months ended June 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$1,505	$6,391	$-	$7,896
Operating (loss) income	$(481)	$308	$(359)	$(532)
Total assets	$8,129	$10,068	$11,034	$29,231
Accounts and other receivables, net	$745	$5,694	$-	$6,439
Deferred commission expense	$-	$4,036	$-	$4,036

	As of or for the six months ended June 30, 2014
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,030	$12,926	$-	$14,956
Operating (loss) income	$(1,955)	$1,544	$(883)	$(1,294)
Total assets	$8,052	$13,144	$10,036	$31,232
Accounts and other receivables, net	$941	$6,585	$-	$7,526
Deferred commission expense	$-	$4,565	$-	$4,565

	As of or for the six months ended June 30, 2013
	Equipment Segment	Sales Representation Segment	Corporate	Consolidated

Revenues from external customers	$2,789	$12,400	$-	$15,189
Operating (loss) income	$(1,125)	$670	$(759)	$(1,214)
Total assets	$8,129	$10,068	$11,034	$29,231
Accounts and other receivables, net	$745	$5,694	$-	$6,439
Deferred commission expense	$-	$4,036	$-	$4,036

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended June 30, 2014 and 2013, GE Healthcare accounted for 85% and 81% of revenue, respectively.  For the six months ended June 30, 2014 and 2013, GE Healthcare accounted for 86% and 82% of revenue, respectively.  Also, GE Healthcare accounted for $6.4 million, or 85%, and $8.1 million, or 89%, of accounts and other receivables at June 30, 2014 and December 31, 2013, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the six months ended June 30, 2014, the Company granted 450,000 restricted shares of common stock valued at $157,500 to officers and 50,000 restricted shares of common stock valued at $15,500 to employees.  Of the 450,000 shares granted to officers, 100,000 shares vested immediately and the remainder vest at various times through February 2016.  The 50,000 shares granted to employees vested immediately.  In the first half of 2014, the Company also granted 500,000 restricted shares of common stock to directors.  The shares were valued at $175,000 and vested immediately.

During the three and six month periods ended June 30, 2013, the Company granted 340,000 and 400,000 restricted shares of common stock valued at $63,200 and $74,000, respectively.  100,000 of such shares were granted to an officer and 300,000 shares were granted to employees.  Shares valued at $3,600 and $38,000 vested over six month and two year periods, respectively, with the remainder vesting immediately.

During the six month periods ended June 30, 2014 and 2013, the Company did not grant any stock options.

Share-based compensation expense recognized for the three and six month periods ended June 30, 2014 was $47,000 and $156,000, respectively, and $133,000 and $271,000 for the three and six month periods ended June 30, 2013, respectively.  These expenses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations in 2014, and in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations in 2013.  Expense for share-based arrangements with directors and non-employees was $45,000 and $88,000 for the three and six months ended June 30, 2014, respectively, and $1,000 and $87,000 for the three and six months ended June 30, 2013, respectively.  Unrecognized expense related to share-based compensation and arrangements is approximately $194,000 at June 30, 2014 and will be recognized through February 2016.

NOTE E – LOSS PER COMMON SHARE

 Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	1,754	1,780	1,754	1,780
Warrants	-	1,500	-	1,500
Common stock grants	775	2,390	775	2,390
	2,529	5,670	2,529	5,670

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

The following tables present information about the Company’s assets measured at fair value as of June 30, 2014 and December 31, 2013:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Sigificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$9,406	$-	$-	$9,406
Investment in certificates of deposit (included in short-term investments)	111			111
	$9,517	$-	$-	$9,517

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Sigificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$6,883	$-	$-	$6,883
Investment in certificates of deposit (included in short-term investments)	111			111
	$6,994	$-	$-	$6,994

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2014 and December 31, 2013:

	(in thousands)
	June 30, 2014	December 31, 2013
	(unaudited)
Trade receivables	$11,023	$17,173
Due from employees	188	161
Allowance for doubtful accounts and
commission adjustments	(3,685)	(3,764)
Accounts and other receivables, net	$7,526	$13,570

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	June 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$749	$790
Work in process	490	291
Finished goods	662	537
	$1,901	$1,618

At June 30, 2014 and December 31, 2013, the Company maintained reserves for excess and obsolete inventory of $812,000 and $803,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,279,000 and $3,303,000 was recorded on the Company’s condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2013	$3,303
Foreign currency translation	(24)
Balance at June 30, 2014 (unaudited)	$3,279

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	June 30, 2014	December 31, 2013
	(unaudited)
Patents
Costs	$469	$469
Accumulated amortization	(460)	(454)
	9	15

Customer lists
Costs	800	800
Accumulated amortization	(324)	(267)
	476	533

Software
Costs	818	696
Accumulated amortization	(457)	(424)
	361	272

	$846	$820

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $50,000 and $96,000 for the three and six months ended June 30, 2014, respectively, and $42,000 and $85,000 for the three and six months ended June 30, 2013, respectively.

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$17,004	$13,816	$18,019	$15,602
Additions:
Deferred extended service contracts	309	287	546	438
Deferred in-service and training	13	10	15	15
Deferred service arrangements	25	20	30	30
Deferred commission revenues	3,614	2,270	5,384	3,279
Recognized as revenue:
Deferred extended service contracts	(220)	(250)	(448)	(510)
Deferred in-service and training	(8)	(9)	(15)	(10)
Deferred service arrangements	(23)	(19)	(46)	(37)
Deferred commission revenues	(3,002)	(2,854)	(5,773)	(5,536)
Deferred revenue at end of period	17,712	13,271	17,712	13,271
Less: current portion	9,183	10,291	9,183	10,291
Long-term deferred revenue at end of period	$8,529	$2,980	$8,529	$2,980

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – RELATED-PARTY TRANSACTIONS

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 and $120,000 were billed by the firm through the three and six months ended June 30, 2014, respectively, and fees of approximately $61,000 and $121,000 were billed through the three and six months ended June 30, 2013, respectively, at which dates no amounts were outstanding.

Mr. Rios currently is President of Edgary Consultants, LLC, and was appointed a director in conjunction with the Company’s consulting agreement with Edgary Consultants, LLC.  The consulting agreement (the “Agreement”) between the Company and Edgary Consultants, LLC (“Consultant”) commenced on March 1, 2011 and was for a two-year term and expired on February 28, 2013.  The Agreement provided for the engagement of Consultant to assist the Company in seeking broader reimbursement coverage of EECP® therapy.

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

Receivables due from FGE management aggregating $8,000 and $3,000 were advanced and collected during the three and six months ended June 30, 2013, respectively.

 On March 14, 2014, Biox Instruments Co., Ltd. (Biox) entered into a Manufacturing, Marketing and Licensing Agreement (the “Genwell Agreement”) with Genwell Instruments Co., Ltd. (Genwell), a corporation organized under the People’s Republic of China, where Biox was granted exclusive rights to manufacture and sell Genwell’s MobiCareTM wireless multi-parameter patient monitoring systems worldwide.  The Genwell Agreement commenced on March 31, 2014 for an initial term of six years.  As discussed in Note P, the Company later acquired Genwell on August 6, 2014.

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

During the six months ended June 30, 2014 the Company issued, under the 2010 Plan, 585,000 shares of common stock to employees and officers, and 500,000 shares of common stock to directors.  As of June 30, 2014, 91,222 shares were available for issuance under the 2010 Plan.

On October 30, 2013 the Board of Directors approved the 2013 Stock Plan (the “2013 Plan”) for officers, directors, employees and consultants of the Company.  The stock issuable under the 2013 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

During the six months ended June 30, 2014 the Company issued, under the 2013 Plan, 69,988 shares of common stock to employees.  As of June 30, 2014, 7,430,012 shares were available for issuance under the 2013 Plan.

No options were issued under the 2010 Plan or 2013 Plan during the six-month period ended June 30, 2014.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  As of June 30, 2014, 10,181,007 shares had been repurchased at a cost of $1,962,000, which cost has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of June 30, 2014.

NOTE M – INCOME TAXES

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  For the three and six months ended June 30, 2014 and 2013, the Company recorded an income tax provision of $14,000 and $24,000, and $49,000 and $57,000, respectively, consisting primarily of state and local minimum taxes and foreign taxes related to the Chinese subsidiary.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

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

Value Added Reseller agreement

In June 2014, the Company entered into an agreement with GE Healthcare for the purchase of certain GEHC IT professional services in conjunction with the execution of its VAR Agreement, as described in Note A.   No services had been purchased as of June 30, 2014.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards issued but not yet effective

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE P – SUBSEQUENT EVENT

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”) located in Wuxi, China through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (“Gentone”) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  The notes totaling RMB6,250,000 (approximately $1,015,000) are payable one year from the closing date with interest at the rate of 5% per annum.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The president of our subsidiary Life Enhancement Technologies Ltd. and the president and vice-president of our subsidiary Biox Instruments Company Ltd. together owned 80.9% of Genwell at the time of acquisition.  The President and CEO of the Company was appointed the nominee Chairman of Genwell at its formation for the sole purpose of applying for the government grant available only to overseas Chinese persons.  He has never received any compensation from Genwell nor held any ownership interest in Genwell.  The Company has received a fairness opinion for this transaction from an independent certified appraisal firm and a legal opinion from Chinese counsel.

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

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), for the global marketing, sale and advancement of ECP therapy technology.  The joint venture is in the early implementation phase and had not begun operations as of June 30, 2014.

In June 2014, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., has been subsequently formed to conduct the healthcare IT business.

We now report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment (see Note C).  VasoHealthcare IT operations, once commenced, will report under an additional segment.

Vasomedical, Inc. and Subsidiaries

The Company expects to achieve profitability through its sales representation operations and its China operations, growth from the new GEHC VAR Agreement as well as by expanding its market presence and product portfolio.  In addition, the Company continues to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Results of Operations – For the Three Months Ended June 30, 2014 and 2013

Total revenue for the three months ended June 30, 2014 and 2013 was $7,864,000 and $7,896,000, respectively, a decrease of $32,000, or less than 1%. Net loss for the three months ended June 30, 2014 was $176,000 compared to a net loss of $537,000 for the three months ended June 30, 2013, an improvement of $361,000.  The decrease in net loss was primarily attributable to an increase in gross profit from our Sales Representation segment of $416,000 and a $251,000 decrease in selling, general and administrative costs, offset by a decrease in gross profit of $297,000 in our Equipment segment.  Our total net loss was $0.00 per basic and diluted common share for the three months ended June 30, 2014 and 2013. We have implemented changes in our Equipment segment operations to reduce sales, marketing and other operating costs and anticipate that the positive effects of these changes will be reflected in subsequent periods.

Revenues

Commission revenues in the Sales Representation segment were $6,684,000 in the second quarter of 2014, as compared to $6,391,000 in the second quarter of 2013, an increase of 5%.  The increase in commission revenue in the second quarter of 2014 is due primarily to an increase in the commission rate on equipment delivered, partially offset by a decreased volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the GEHC Agreement prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2014, $17,712,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,529,000 is long-term.  At June 30, 2013, $13,271,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $2,980,000 was long-term.

Revenue in our Equipment segment decreased by $325,000, or 22%, to $1,180,000 for the three-month period ended June 30, 2014 from $1,505,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $320,000, or 29%, to $770,000 for the three-month period ended June 30, 2014 as compared to $1,090,000 for the same period in the prior year primarily due to $223,000 lower sales by our China operations, and $54,000 lower EECP® revenues as a result of lower sales volume.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payers.  We will continue to cost effectively pursue strategies to increase and expand reimbursement for EECP® therapy.

Equipment segment revenue from equipment rental and services decreased 1% to $410,000 in the second quarter of 2014 from $415,000 in the second quarter of 2013. Revenue from equipment rental and services represented 35% and 28% of total Equipment segment revenue in the second quarters of fiscal 2014 and fiscal 2013, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service contract revenues.

Vasomedical, Inc. and Subsidiaries
Gross Profit

The Company had a gross profit of $5,482,000 in the second quarter of 2014 compared to $5,363,000 in the second quarter of the prior year, an increase of 2%.  The increase is principally due to higher commission rates in our Sales Representation segment on equipment orders booked in 2013, which were delivered and accepted in the second quarter of 2014.  Equipment segment gross profit decreased to $650,000, or 55% of Equipment segment revenues, for the second quarter of 2014 compared to $947,000, or 63% of Equipment segment revenues, for the same quarter of 2013.  Equipment segment gross profit decreased due to lower sales volume and a lower proportion of other medical equipment sales versus EECP® equipment sales, which have higher margins than EECP® equipment, in the second quarter of 2014.  Gross profit margin on EECP® equipment decreased due to lower shipment volume during the quarter and higher severance costs.

Sales Representation segment gross profit was $4,832,000, or 72%, for the three months ended June 30, 2014, as compared to $4,416,000, or 69%, for the three months ended June 30, 2013.  The increase was due to higher commission rates the Company received on equipment booked in 2013, coupled with commission expense which is at the same rate as in 2013 and offset by lower equipment delivery volume by GEHC in the second quarter of 2014.  Cost of commissions of $1,852,000 and $1,975,000, for the three months ended June 30, 2014 and 2013, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $206,000 for the three months ended June 30, 2014 as compared to an operating loss of $532,000 for the three months ended June 30, 2013, a decrease of $326,000.  The decrease in operating loss was primarily attributable to the increase in gross profit in the Sales Representation segment as described above, where operating income was $1,021,000 for the second quarter of 2014 compared to operating income of $308,000 in the same quarter of the prior year.  Equipment segment operating loss increased by $394,000 to $875,000 in the second quarter of 2014 from $481,000 in the same period of the prior year, partially offsetting the Sales Representation segment increase.  As noted above, we have taken steps to reduce costs in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2014 and 2013 were $5,482,000, or 70% of revenues, and $5,733,000, or 73% of revenues, respectively, reflecting a decrease of $251,000 or approximately 4%. The decrease in SG&A expenditures in the second quarter of 2014 resulted primarily from the national sales meeting costs in the Sales Representation segment (as the meeting took place in the first quarter of 2014 but in the second quarter in 2013) partially offset by increased staffing costs associated with the recently introduced MobiCareTM product in the Equipment segment.

Research and development (“R&D”) expenses of $206,000, or 3% of revenues (17% of Equipment segment revenues), for the second quarter of 2014 increased by $44,000, or 27%, from $162,000, or 2% of revenues (11% of Equipment segment revenues), for the second quarter of 2013. The increase is primarily attributable to an increase in product development and clinical research expenses.

Interest and Other Income, Net

Interest and other income (expense), net for the second quarters of 2014 and 2013 was $44,000.

Income Tax Expense

During the second quarter of 2014 we recorded an income tax expense of $14,000 as compared to an income tax expense of $49,000 for the second quarter of 2013.  The decrease arose from reduced tax expense at our Chinese subsidiaries.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

Vasomedical, Inc. and Subsidiaries

Results of Operations – For the Six Months Ended June 30, 2014 and 2013

Total revenue for the six months ended June 30, 2014 and 2013 was $14,956,000 and $15,189,000, respectively, a decrease of $233,000, or 2%. Net loss for the six months ended June 30, 2014 was $1,220,000 compared to a net loss of $1,189,000 for the six months ended June 30, 2013.  The increase in net loss was primarily attributable to an increase of $186,000 in selling, general and administrative costs and a $117,000 increase in research and development costs, partially offset by a $223,000 increase in gross profit.  Our total net loss was $0.01 per basic and diluted common share for the six months ended June 30, 2014 and 2013, respectively.

Revenues

Commission revenues in the Sales Representation segment were $12,926,000 in the first half of 2014, as compared to $12,400,000 in the first half of 2013, an increase of 4%.  The increase in commission revenue in the first half of 2014 is due primarily to an increase in the commission rate on equipment delivered, partially offset by a decreased volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the GEHC Agreement prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in our Equipment segment decreased by $759,000, or 27%, to $2,030,000 for the six-month period ended June 30, 2014 from $2,789,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $713,000, or 36%, to $1,254,000 for the six-month period ended June 30, 2014 as compared to $1,967,000 for the same period in the prior year, primarily due to a decrease in sales at our China subsidiaries of $372,000 and a decrease of $314,000 in EECP® revenues as a result of lower sales volume.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payers.  We will continue to cost effectively pursue strategies to increase and expand reimbursement for EECP® therapy.

Equipment segment revenue from equipment rental and services decreased 6% to $776,000 in the first half of 2014 from $822,000 in the first half of 2013. Revenue from equipment rental and services represented 38% and 29% of total Equipment segment revenue in the first six months of fiscal 2014 and fiscal 2013, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service contract revenues, partially offset by higher field service revenues.

Gross Profit

The Company had a gross profit of $10,648,000 in the first half of 2014 compared to $10,425,000 in the first half of the prior year, an increase of 2%.  The increase is principally due to the increase in commission revenue discussed above.  Equipment segment gross profit decreased to $1,176,000, or 58% of Equipment segment revenues, for the first half of 2014 compared to $1,696,000, or 61% of Equipment segment revenues, for the same period of 2013.  Equipment segment gross profit declined due to lower equipment sales in the first half of 2014, partially offset by higher gross profit on equipment rentals and services.  Gross profit margin on EECP® equipment decreased as a result of lower shipment volume and an increase in severance costs.

Sales Representation segment gross profit was $9,472,000, or 73%, for the six months ended June 30, 2014 as compared to $8,729,000, or 70%, for the six months ended June 30, 2013.  The increase was due to higher commission rates in this segment, as explained above, partially offset by lower delivery volume in the first half of 2014.  Cost of commissions of $3,454,000 and $3,671,000, for the six months ended June 30, 2014 and 2013, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Vasomedical, Inc. and Subsidiaries
Operating Loss

Operating loss was $1,294,000 for the six months ended June 30, 2014 as compared to an operating loss of $1,214,000 for the six months ended June 30, 2013, an increase of $80,000.  The increase in operating loss was primarily attributable to an increase in operating loss of $830,000 in the Equipment segment to $1,955,000 in the first half of 2014 from an operating loss of $1,125,000 in the same period of the prior year and a $124,000 increase in Corporate expenses during the same period, partially offset by improved operating performance in the Sales Representation segment, where operating income was $1,544,000 for the first half of 2014 compared to a operating income of $670,000 in the same period of the prior year.  As noted previously, we have taken steps to reduce sales, marketing and other operating costs in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the first half of 2014 and 2013 were $11,523,000, or 77% of revenues, and $11,337,000, or 75% of revenues, respectively, reflecting an increase of $186,000 or approximately 2%. The increase in SG&A expenditures in the first half of 2014 resulted primarily from increased staffing costs associated with the recently introduced MobiCareTM product in the Equipment segment as well as higher corporate expenses, primarily directors fees.

Research and development (“R&D”) expenses of $419,000, or 3% of revenues (21% of Equipment segment revenues), for the first half of 2014 increased by $117,000, or 39%, from $302,000, or 2% of revenues (11% of Equipment segment revenues), for the first half of 2013. The increase is primarily attributable to costs associated with the preparation of an FDA required pre-market approval of our EECP® therapy system for the treatment of congestive heart failure, as well as an increase in product development and clinical research expenses.

Interest and Other Income, Net

Interest and other income, net for the first half of 2014 was $98,000 as compared to $82,000 for the first half of 2013. The increase was due primarily to higher government grants received by our Chinese subsidiaries.

Income Tax Expense

During the first half of 2014 we recorded income tax expense of $24,000 as compared to income tax expense of $57,000 for the first half of 2013.  The decrease resulted from lower tax expense at our Chinese subsidiaries.   Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At June 30, 2014, we had cash and cash equivalents of $9,986,000, short-term investments of $111,000 and working capital of $5,508,000 compared to cash and cash equivalents of $7,961,000, short-term investments of $111,000 and working capital of $6,716,000 at December 31, 2013.

Cash provided by operating activities was $2,438,000 during the first six months of 2014, which consisted of a net loss after adjustments to reconcile net loss to net cash of $773,000, offset by cash provided by operating assets and liabilities of $3,211,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $6,030,000, partially offset by increases in other assets of $1,276,000 and decreases in accrued expenses of $966,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets, the higher commission rates are retroactively applied to all orders booked in the calendar year, and therefore, significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2013, resulting in significant cash inflows in the first half of 2014.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, higher commission rates were earned in 2013 than in 2012, resulting in higher cash inflows in the first half of 2014.

Cash used in investing activities during the six-month period ended June 30, 2014 was $205,000 for the purchase of equipment and software.

Cash used in financing activities during the six-month period ended June 30, 2014 was $207,000 for the repurchase of common stock.

Vasomedical, Inc. and Subsidiaries
Liquidity

The Company expects to achieve profitability through its sales representation operations and its China operations, growth from the new GEHC VAR agreement, as well as by expanding its market presence and product portfolio.  In addition, the Company continues to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand its sales representation business.

Based on our operations through June 30, 2014 and our current business outlook for the ensuing year, we believe internally generated funds from our business segments will be sufficient for the Company to continue operations through at least July 1, 2015 and to fund the Genwell acquisition.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

On May 20, 2014, Vasomedical, Inc. (the “Company”) held its 2014 Annual Meeting of Shareholders (the “Annual Meeting”).  At the Annual Meeting, shareholders of record on March 28, 2014 were entitled to vote 156,223,981 shares of the Company’s common stock (the “Common Stock”).  A total of 137,000,928 shares of Common Stock (87.7% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting in person or by proxy.

At the Annual Meeting, the shareholders of the Company (i) elected two Class III director nominees to hold office until the 2017 Annual Meeting of Shareholders and until their successors are elected, and (ii) ratified the appointment of Rothstein Kass & Company, P.C. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2014.  Set forth below are the final voting results for each of the proposals submitted to a vote of the shareholders.

Election of Directors

The shareholders of the Company elected each of the director nominees proposed by the Company’s Board of Directors.  The voting results were as follows:

	FOR	WITHHELD
Jun Ma	83,820,231	9,577,596
David Lieberman	83,995,771	9,402,056

Ratification of Appointment of Independent Registered Public Accountants

The shareholders of the Company ratified the appointment of Rothstein Kass & Company, P.C. as the Company’s independent registered public accountants for the fiscal year ended December 31, 2014.  The voting results were as follows:

FOR	AGAINST	ABSTAIN
119,483,167	17,350,532	167,229

Change in Independent Registered Public Accountants

As disclosed on Forms 8-K filed on July 7, 2014 and July 11, 2014, KPMG LLP (“KPMG”) acquired certain assets of Rothstein Kass, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for Vasomedical, Inc. (the “Company”) on June 30, 2014.  As a result of this transaction, Rothstein Kass effectively resigned as the independent registered public accounting firm for the Company.  On July 10, 2014, the Company’s audit committee approved the engagement of KPMG as the new independent registered public accounting firm for the Company.

Vasomedical, Inc. and Subsidiaries

ITEM 6 – EXHIBITS

Exhibits

10	Stock Purchase Agreement among the shareholders of Genwell Instruments Co., Ltd., Wuxi Gentong Instruments Co., Ltd., and Genwell Instruments Co., Ltd.
31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 13, 2014