Form 10-Q
period 2014-09-30
VASOMEDICAL, INC
filed 2014-11-13
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 9, 2014 – 155,677,283

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,054	$7,961
Short-term investments	111	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,689 at September 30,
2014 and $3,764 at December 31, 2013	7,167	13,570
Receivables due from related parties	21	21
Inventories, net	1,937	1,618
Deferred commission expense	2,388	2,312
Other current assets	504	338
Total current assets	21,182	25,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,362 at September, 2014 and $1,281 at December 31, 2013	272	365
GOODWILL	3,280	3,303
OTHER ASSETS, net	7,585	3,918
	$32,319	$33,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$525	$597
Accrued commissions	2,106	2,161
Accrued expenses and other liabilities	4,351	5,571
Sales tax payable	191	230
Deferred revenue - current portion	9,158	10,541
Deferred tax liability, net	112	112
Notes payable due to related party	1,019	3
Total current liabilities	17,462	19,215

LONG-TERM LIABILITIES
Deferred revenue	9,078	7,478
Other long-term liabilities	573	359
Total long-term liabilities	9,651	7,837

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares
issued and outstanding at September 30, 2014, and December 31, 2013	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
165,985,370 and 164,705,382 shares issued at September 30, 2014 and December 31, 2013, respectively; 155,677,283 and
155,223,981 shares outstanding at September 30, 2014 and
December 31, 2013, respectively	166	165
Additional paid-in capital	61,864	61,508
Accumulated deficit	(54,904)	(53,561)
Accumulated other comprehensive income	80	108
Treasury stock, at cost, 10,308,087 and 9,481,101 shares at September 30, 2014 and December 31, 2013, respectively	(2,000)	(1,755)
Total stockholders’ equity	5,206	6,465
	$32,319	$33,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Equipment sales	$903	$1,353	$2,157	$3,320
Equipment rentals and services	331	391	1,107	1,213
Commissions	6,409	5,862	19,335	18,262
Total revenues	7,643	7,606	22,599	22,795

Cost of revenues
Cost of sales, equipment	251	381	745	1,015
Cost of equipment rentals and services	189	207	549	665
Cost of commissions	1,828	1,831	5,282	5,502
Total cost of revenues	2,268	2,419	6,576	7,182
Gross profit	5,375	5,187	16,023	15,613

Operating expenses
Selling, general and administrative	5,344	5,507	16,867	16,843
Research and development	180	172	599	474
Total operating expenses	5,524	5,679	17,466	17,317
Operating loss	(149)	(492)	(1,443)	(1,704)

Other income (expense)
Interest and other income, net	52	(63)	150	20
Total other income, net	52	(63)	150	20

Loss before income taxes	(97)	(555)	(1,293)	(1,684)
Income tax (expense) benefit	(26)	91	(50)	35
Net loss	(123)	(464)	(1,343)	(1,649)

Other comprehensive loss
Foreign currency translation gain (loss)	2	29	(28)	64
Comprehensive loss	$(121)	$(435)	$(1,371)	$(1,585)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	155,186	157,864	155,319	160,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(1,343)	$(1,649)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	290	266
Loss on disposal of fixed assets	39	-
Provision for doubtful accounts and commission adjustments	(1)	23
Share-based compensation and arrangements	320	300
Amortization of deferred consulting expense	-	87
Changes in operating assets and liabilities:
Accounts and other receivables	6,396	4,304
Receivables due from related parties	-	6
Inventories, net	(332)	71
Deferred commission expense	(75)	521
Other current assets	(123)	(138)
Other assets	(1,639)	(349)
Accounts payable	(72)	99
Accrued commissions	(55)	(746)
Accrued expenses and other liabilities	(1,203)	(678)
Sales tax payable	(48)	(13)
Deferred revenue	218	(2,875)
Other long-term liabilities	214	195
Net cash provided by (used in) operating activities	2,586	(576)

Purchases of property, equipment and software	(227)	(126)
Purchases of short-term investments	(40)	(111)
Redemption of short-term investments	40	111
Acquisition of Genwell	(1,136)
Cash acquired through purchase of Genwell	113	-
Net cash used in investing activities	(1,250)	(126)

Cash flows from financing activities
Repurchase of common stock	(244)	(1,602)
Net cash used in financing activities	(244)	(1,602)

Effect of exchange rate differences on cash and cash equivalents	1	(18)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,093	(2,322)
Cash and cash equivalents - beginning of period	7,961	11,469
Cash and cash equivalents - end of period	$9,054	$9,147

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$-
Income taxes paid	$48	$61

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$5	$57
Note issued for acquisition	$1,017	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vasomedical, Inc. was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries. The Company until July 2014 had been operating in two distinct business segments, the Sales Representation segment and the Equipment segment. In May 2010, the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, expanded into the sales representation business via its agreement with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the Company entered into an amendment, effective July 1, 2012, of the sales representative agreement (“GEHC Agreement”) extending the initial term of three years commencing July 1, 2010 to five years through June 30, 2015, subject to earlier termination under certain circumstances.  In the Equipment segment we design, manufacture, market and support certain medical devices.  Our principal products in this segment are Enhanced External Counterpulsation (EECP®) systems, which are non-invasive therapy devices based on our proprietary technology, and currently indicated in the United States for the treatment of refractory angina and  used for other ischemic diseases overseas.  In addition we develop, manufacture and market certain ambulatory patient monitoring systems including recorders and analysis software.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company which owns and controls two Chinese operating companies - Life Enhancement Technologies Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”), respectively – to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy and started to operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE Healthcare diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. manages and coordinates our EECP® therapy business as well as other medical equipment operations.

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), for the global marketing, sale and advancement of ECP therapy technology.  The joint venture is in the early implementation phase and had not begun operations as of September 30, 2014.

In June 2014, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., was formed to conduct the healthcare IT business.

In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (“Gentone”).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM  wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  See Note K.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT operations report under the IT segment (See Note C).

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Revenue and Expense Recognition for VasoHealthcare

The Company recognizes commission revenue, net of the medical device tax reimbursement to GEHC, in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the condensed consolidated balance sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in three segments – the Sales Representation segment, the Equipment segment, and the IT segment.  The Sales Representation segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.  The Company’s new subsidiary, VasoHealthcare IT Corp., formed to conduct its healthcare IT operations, reports through the IT segment.  Operations in the IT segment began in the third quarter of 2014.  The Company evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended September 30, 2014
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$6,409	$1,234	$-	$-	$7,643
Operating (loss) income	$723	$(405)	$(82)	$(385)	$(149)
Total assets	$13,341	$9,909	$2	$9,067	$32,319
Accounts and other receivables, net	$6,376	$791	$-	$-	$7,167
Deferred commission expense	$4,763	$-	$-	$-	$4,763

	As of or for the three months ended September 30, 2013
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$5,862	$1,744	$-	$-	$7,606
Operating (loss) income	$199	$(364)	$-	$(327)	$(492)
Total assets	$8,040	$8,398	$-	$8,972	$25,410
Accounts and other receivables, net	$3,510	$1,229	$-	$-	$4,739
Deferred commission expense	$4,145	$-	$-	$-	$4,145

	As of or for the nine months ended September 30, 2014
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$19,335	$3,264	$-	$-	$22,599
Operating (loss) income	$2,267	$(2,361)	$(82)	$(1,267)	$(1,443)
Total assets	$13,341	$9,909	$2	$9,067	$32,319
Accounts and other receivables, net	$6,376	$791	$-	$-	$7,167
Deferred commission expense	$4,763	$-	$-	$-	$4,763

	As of or for the nine months ended September 30, 2013
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$18,262	$4,533	$-	$-	$22,795
Operating (loss) income	$870	$(1,489)	$-	$(1,085)	$(1,704)
Total assets	$8,040	$8,398	$-	$8,972	$25,410
Accounts and other receivables, net	$3,510	$1,229	$-	$-	$4,739
Deferred commission expense	$4,145	$-	$-	$-	$4,145

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended September 30, 2014 and 2013, GE Healthcare accounted for 84% and 77% of revenue, respectively.  For the nine months ended September 30, 2014 and 2013, GE Healthcare accounted for 86% and 80% of revenue, respectively.  Also, GE Healthcare accounted for $6.2 million, or 87%, and $8.1 million, or 89%, of accounts and other receivables at September 30, 2014 and December 31, 2013, respectively.

NOTE D – SHARE-BASED COMPENSATION

The Company complies with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their estimated fair values.

During the nine months ended September 30, 2014, the Company granted 450,000 restricted shares of common stock valued at $157,500 to officers and 140,000 restricted shares of common stock valued at $31,100 to employees.  Of the 450,000 shares granted to officers, 100,000 shares vested immediately and the remainder vest at various times through February 2016.  Of the 140,000 shares granted to employees, 50,000 shares vested immediately and 90,000 shares vest over a three year period.  In the first nine months of 2014, the Company also granted 500,000 restricted shares of common stock to directors.  The shares were valued at $175,000 and vested immediately.

During the nine month period ended September 30, 2013, the Company granted 400,000 restricted shares of common stock valued at $74,000.  100,000 of such shares were granted to an officer and 300,000 shares were granted to employees.  Shares valued at $3,600 and $38,000 vested over six month and two year periods, respectively, with the remainder vesting immediately.

During the nine month periods ended September 30, 2014 and 2013, the Company did not grant any stock options.

Share-based compensation expense recognized for the three and nine month periods ended September 30, 2014 was $32,000 and $189,000, respectively, and $29,000 and $300,000 for the three and nine month periods ended September 30, 2013, respectively.  These expenses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations in 2014, and in cost of revenues; selling, general, and administrative expenses; and research and development expenses in the condensed consolidated statements of operations in 2013.  Expense for share-based arrangements with directors and non-employees was $43,000 and $131,000 for the three and nine months ended September 30, 2014, respectively, and $0 and $87,000 for the three and nine months ended September 30, 2013, respectively.  Unrecognized expense related to share-based compensation and arrangements is approximately $130,000 at September 30, 2014 and will be recognized through September 2017.

NOTE E – LOSS PER COMMON SHARE

Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	1,402	1,780	1,402	1,780
Common stock grants	490	585	490	585
	1,892	2,365	1,892	2,365

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2014 and December 31, 2013:
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,384	$-	$-	$8,384
Investment in certificates of deposit (included in short-term investments)	111			111
	$8,495	$-	$-	$8,495

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$6,883	$-	$-	$6,883
Investment in certificates of deposit (included in short-term investments)	111			111
	$6,994	$-	$-	$6,994

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2014 and December 31, 2013:
	(in thousands)
	September 30, 2014	December 31, 2013
	(unaudited)
Trade receivables	$10,716	$17,173
Due from employees	140	161
Allowance for doubtful accounts and
commission adjustments	(3,689)	(3,764)
Accounts and other receivables, net	$7,167	$13,570

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$651	$790
Work in process	678	291
Finished goods	608	537
	$1,937	$1,618

At September 30, 2014 and December 31, 2013, the Company maintained reserves for excess and obsolete inventory of $829,000 and $803,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,280,000 and $3,303,000 was recorded on the Company’s condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2013	$3,303
Foreign currency translation	(23)
Balance at September 30, 2014 (unaudited)	$3,280

The Company’s other intangible assets consist of capitalized patent and technology costs, customer lists and software costs, as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	September 30, 2014	December 31, 2013
	(unaudited)
Patents and Technology
Costs	$2,500	$469
Accumulated amortization	(462)	(454)
	2,038	15

Customer lists
Costs	800	800
Accumulated amortization	(352)	(267)
	448	533

Software
Costs	871	696
Accumulated amortization	(476)	(424)
	395	272

	$2,881	$820

Patents and technology, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $50,000 and $146,000 for the three and nine months ended September 30, 2014, respectively, and $41,000 and $126,000 for the three and nine months ended September 30, 2013, respectively.

NOTE J - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$17,712	$13,270	$18,019	$15,602
Additions:
Deferred extended service contracts	244	410	791	848
Deferred in-service and training	13	8	28	23
Deferred service arrangements	28	30	58	60
Deferred commission revenues	3,457	2,076	8,840	5,355
Recognized as revenue:
Deferred extended service contracts	(207)	(245)	(654)	(755)
Deferred in-service and training	(10)	(10)	(25)	(20)
Deferred service arrangements	(26)	(16)	(72)	(54)
Deferred commission revenues	(2,975)	(2,796)	(8,749)	(8,332)
Deferred revenue at end of period	18,236	12,727	18,236	12,727
Less: current portion	9,158	7,684	9,158	7,684
Long-term deferred revenue at end of period	$9,078	$5,043	$9,078	$5,043

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – RELATED-PARTY TRANSACTIONS

On February 28, 2011, David Lieberman and Edgar Rios were appointed by the Board of Directors as directors of the Company.  Mr. Lieberman, a practicing attorney in the State of New York, was also appointed to serve as the Vice Chairman of the Board.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 and $180,000 were billed by the firm through the three and nine months ended September 30, 2014, respectively, and fees of approximately $66,000 and $187,000 were billed through the three and nine months ended September 30, 2013, respectively, at which dates no amounts were outstanding.

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

Receivables due from FGE management aggregating $8,000 and $6,000 were collected during the three and nine months ended September 30, 2013, respectively.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (“Gentone”) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date – see Note P).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM  wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The president of our subsidiary Life Enhancement Technologies Ltd. and the president and vice-president of our subsidiary Biox Instruments Company Ltd. together owned 80.9% of Genwell at the time of acquisition.  The President and CEO of the Company was appointed the nominee Chairman of Genwell at its formation for the sole purpose of applying for the government grant available only to overseas Chinese persons.  He has never received any compensation from Genwell nor held any ownership interest in Genwell.  The Company has received a fairness opinion for this transaction from an independent certified appraisal firm and a legal opinion from Chinese counsel.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

During the nine months ended September 30, 2014 the Company issued, under the 2010 Plan, 710,000 shares of common stock to employees and officers, and 500,000 shares of common stock to directors.  As of September 30, 2014, 1,222 shares were available for grant under the 2010 Plan.

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

During the nine months ended September 30, 2014 the Company issued, under the 2013 Plan, 69,988 shares of common stock to employees.  As of September 30, 2014, 7,330,012 shares were available for grant under the 2013 Plan.

No options were issued under the 2010 Plan or 2013 Plan during the nine-month period ended September 30, 2014.

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  As of September 30, 2014, 10,308,087 shares had been repurchased at a cost of $2,000,000, which cost has been recorded as treasury stock in the accompanying condensed consolidated balance sheet as of September 30, 2014.

NOTE M – INCOME TAXES

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  For the three and nine months ended September 30, 2014, the Company recorded an income tax provision of $26,000 and $50,000, respectively, consisting primarily of state and local minimum taxes and foreign taxes related to the Chinese subsidiary.  For the three and nine months ended September 30, 2013, the Company recorded a tax benefit of $91,000 and $35,000, respectively, consisting of a tax refund on a previous period return, partially offset by state and local minimum taxes and foreign taxes related to the Chinese subsidiary.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

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

NOTE P – BUSINESS COMBINATION

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (“Gentone”) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  The notes totaling RMB6,250,000 (approximately $1,015,000) are payable one year from the closing date with interest at the rate of 5% per annum.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM  wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The primary purpose of the acquisition was to acquire ownership of these patents and intellectual property.

The operating results of Genwell from August 6, 2014 to September 30, 2014 are included in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2014.  The accompanying condensed consolidated balance sheet at September 30, 2014 reflects the acquisition of Genwell effective August 6, 2014.

In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at August 6, 2014 (the acquisition date).  The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The following table summarizes the estimated fair values of the net assets acquired:

(in thousands)
Cash and cash equivalents	$113
Accounts receivable and other current assets	2
Property and equipment	3
Intangible assets	2,033
Net assets acquired	$2,151

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and nine month periods ended September 30, 2014, the Company expensed $8,000 of acquisition-related legal costs.  The costs are included in the line item Selling, General & Administrative costs in the accompanying condensed consolidated statements of operations and comprehensive loss.  The amounts of revenue and net loss of Genwell included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 was $0 and $10,000, respectively.  Genwell is not expected to report future revenue as the sales of its principal product, MobiCareTM , will be through the Biox subsidiary.  The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Genwell had occurred January 1, 2013:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$7,643	$7,606	$22,626	$22,795

Net loss	(136)	(551)	(1,420)	(1,930)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

An adjustment was made to the unaudited pro forma financial information to reflect the acquisition-related costs in the nine months ended September 30, 2013.

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

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which owns and controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and started to operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), for the global marketing, sale and advancement of ECP therapy technology.  The joint venture is in the early implementation phase and had not begun operations as of September 30, 2014.

In June 2014, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., was formed to conduct the healthcare IT business.

Vasomedical, Inc. and Subsidiaries

In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (“Gentone”).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM  wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT operations report under the IT segment.

The Company expects to achieve profitability through its sales representation operations and its China operations, as well as by expanding its market presence and product portfolio.  In addition, the Company continues to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Results of Operations – For the Three Months Ended September 30, 2014 and 2013

Total revenue for the three months ended September 30, 2014 and 2013 was $7,643,000 and $7,606,000, respectively, an increase of $37,000, or less than 1%. Net loss for the three months ended September 30, 2014 was $123,000 compared to a net loss of $464,000 for the three months ended September 30, 2013, an improvement of $341,000.  The decrease in net loss was primarily attributable to an increase in gross profit from our Sales Representation segment of $550,000 and a $163,000 decrease in selling, general and administrative costs, offset by a decrease in gross profit of $362,000 in our Equipment segment.  Our total net loss was $0.00 per basic and diluted common share for the three months ended September 30, 2014 and 2013. We have implemented changes in our Equipment segment operations to reduce sales, marketing and other operating costs and the effect of these changes are reflected in the reduction in selling, general and administrative expenses during the third quarter.  We anticipate that the positive effects of these changes will continue to be reflected in subsequent periods.

Revenues

Commission revenues in the Sales Representation segment were $6,409,000 in the third quarter of 2014, as compared to $5,862,000 in the third quarter of 2013, an increase of $547,000, or 9%.  The increase in commission revenue in the third quarter of 2014 is due primarily to an increase in the commission rate on equipment delivered, as well as an increase in the volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the GEHC Agreement prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2014, $16,760,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,359,000 was long-term.  At September 30, 2013, $11,357,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $4,443,000 was long-term.

Vasomedical, Inc. and Subsidiaries

Revenue in our Equipment segment decreased by $510,000, or 29%, to $1,234,000 for the three-month period ended September 30, 2014 from $1,744,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $450,000, or 33%, to $903,000 for the three-month period ended September 30, 2014 as compared to $1,353,000 for the same period in the prior year primarily due to lower EECP® revenues as a result of lower sales volume.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payers.  We will continue to cost effectively pursue strategies to increase and expand reimbursement for EECP® therapy.

Equipment segment revenue from equipment rental and services decreased 15% to $331,000 in the third quarter of 2014 from $391,000 in the third quarter of 2013. Revenue from equipment rental and services represented 27% and 22% of total Equipment segment revenue in the third quarters of fiscal 2014 and fiscal 2013, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service contract revenues.

Gross Profit

The Company had a gross profit of $5,375,000 in the third quarter of 2014 compared to $5,187,000 in the third quarter of the prior year, an increase of 4%.  The increase is principally due to higher commission rates in our Sales Representation segment on equipment orders booked in 2013, and delivered in the third quarter of 2014.  Equipment segment gross profit decreased to $794,000, or 64% of Equipment segment revenues, for the third quarter of 2014 compared to $1,156,000, or 66% of Equipment segment revenues, for the same quarter of 2013.  Equipment segment gross profit decreased due to lower sales volume in the third quarter of 2014.  Gross profit margin in the Equipment segment decreased due to lower mix of higher margin equipment sales in the third quarter of 2014 as compared to the prior year period.

Sales Representation segment gross profit was $4,581,000, or 71%, for the three months ended September 30, 2014, as compared to $4,031,000, or 69%, for the three months ended September 30, 2013.  The increase was due to higher commission rates the Company received on equipment booked in 2013, coupled with commission expense which is at the same rate as in 2013 and higher equipment delivery volume by GEHC in the third quarter of 2014.  Cost of commissions of $1,828,000 and $1,831,000, for the three months ended September 30, 2014 and 2013, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $149,000 for the three months ended September 30, 2014 as compared to an operating loss of $492,000 for the three months ended September 30, 2013, a decrease of $343,000.  The decrease in operating loss was primarily attributable to the increase in gross profit in the Sales Representation segment as described above, where operating income was $723,000 for the third quarter of 2014 compared to operating income of $199,000 in the same quarter of the prior year.  Equipment segment operating loss increased by $41,000 to $405,000 in the third quarter of 2014 from $364,000 in the same period of the prior year, primarily due to lower equipment sales partially offset by a decrease in selling, general, and administrative expense.  As noted above, we have taken steps to reduce costs in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2014 and 2013 were $5,344,000, or 70% of revenues, and $5,507,000, or 72% of revenues, respectively, reflecting a decrease of $163,000 or approximately 3%. The decrease in SG&A expenditures in the third quarter of 2014 resulted from $266,000 lower EECP-related sales and marketing costs – mainly consulting and personnel-related expenses - in the Equipment segment, partially offset by increased staffing costs associated with initial operations of the IT segment.

Research and development (“R&D”) expenses of $180,000, or 2% of revenues (15% of Equipment segment revenues), for the third quarter of 2014 increased by $8,000, or 5%, from $172,000, or 2% of revenues (13% of Equipment segment revenues), for the third quarter of 2013. The increase is primarily attributable to an increase in product development and clinical research expenses.

Vasomedical, Inc. and Subsidiaries

Interest and Other Income, Net

Interest and other income (expense), net for the third quarters of 2014 and 2013 was $52,000 and ($63,000), respectively.  The change from expense to income reflected a $130,000 settlement charge associated with a workers’ compensation fund in the third quarter of 2013.

Income Tax Expense

During the third quarter of 2014 we recorded an income tax expense of $26,000 as compared to an income tax benefit of $91,000 for the third quarter of 2013.  The change from benefit to expense arose primarily from a tax refund recognized in 2013.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

Results of Operations – For the Nine Months Ended September 30, 2014 and 2013

Total revenue for the nine months ended September 30, 2014 and 2013 was $22,599,000 and $22,795,000, respectively, a decrease of $196,000, or 1%. Net loss for the nine months ended September 30, 2014 was $1,343,000 compared to a net loss of $1,649,000 for the nine months ended September 30, 2013.  The decrease in net loss was primarily attributable to an increase of $410,000 in gross profit, partially offset by a $125,000 increase in research and development costs.  Our total net loss was $0.01 per basic and diluted common share for the nine months ended September 30, 2014 and 2013, respectively.

Revenues

Commission revenues in the Sales Representation segment were $19,335,000 in the first nine months of 2014, as compared to $18,262,000 in the same period of 2013, an increase of 6%.  The increase in commission revenue in the first nine months of 2014 is due primarily to an increase in the commission rate on equipment delivered, partially offset by a decreased volume of equipment delivered by GEHC.  The Company recognizes revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the GEHC Agreement prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in our Equipment segment decreased by $1,269,000, or 28%, to $3,264,000 for the nine-month period ended September 30, 2014 from $4,533,000 for the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $1,163,000, or 35%, to $2,157,000 for the nine-month period ended September 30, 2014 as compared to $3,320,000 for the same period in the prior year, primarily due to a decrease of $797,000 in EECP® revenues and a decrease in sales at our China subsidiaries of $369,000 as a result of lower sales volume.  We anticipate an increase in revenue from our China operations as we expand our geographic penetration in China and internationally, and as the newly introduced MobiCareTM product gains market acceptance.

We anticipate that demand for EECP® systems will remain soft unless there is greater clinical acceptance for the use of EECP® therapy or a favorable change in current reimbursement policies by CMS or third party payers.  We will continue to cost effectively pursue strategies to increase and expand reimbursement for EECP® therapy.

Equipment segment revenue from equipment rental and services decreased 9% to $1,107,000 in the first nine months of 2014 from $1,213,000 in the first nine months of 2013. Revenue from equipment rental and services represented 34% and 27% of total Equipment segment revenue in the first nine months of fiscal 2014 and fiscal 2013, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service contract revenues, partially offset by higher field service revenues.

Gross Profit

The Company had a gross profit of $16,023,000 in the first nine months of 2014 compared to $15,613,000 in the same period of the prior year, an increase of 3%.  The increase is principally due to the increase in commission revenue discussed above.  Equipment segment gross profit decreased to $1,970,000, or 60% of Equipment segment revenues, for the first nine months of 2014 compared to $2,853,000, or 63% of Equipment segment revenues, for the same period of 2013.  Equipment segment gross profit declined due to lower equipment sales in the first three quarters of 2014, partially offset by higher gross profit on equipment rentals and services.  Gross profit margin on EECP® equipment decreased as a result of lower shipment volume and an increase in severance costs incurred in conjunction with our efforts to reduce costs in our EECP operations.

Vasomedical, Inc. and Subsidiaries

Sales Representation segment gross profit was $14,053,000, or 73%, for the nine months ended September 30, 2014 as compared to $12,760,000, or 70%, for the nine months ended September 30, 2013.  The increase was due to higher commission rates in this segment, as explained above, partially offset by lower delivery volume in the first nine months of 2014.  Cost of commissions of $5,282,000 and $5,502,000, for the nine months ended September 30, 2014 and 2013, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Operating Loss

Operating loss was $1,443,000 for the nine months ended September 30, 2014 as compared to an operating loss of $1,704,000 for the nine months ended September 30, 2013, an improvement of $261,000.  The decrease in operating loss was primarily attributable to improved operating performance in the Sales Representation segment, where operating income was $2,267,000 for the first nine months of 2014 compared to operating income of $870,000 in the same period of the prior year, partially offset by an increase in operating loss of $872,000 in the Equipment segment to $2,361,000 in the first nine months of 2014 from an operating loss of $1,489,000 in the same period of the prior year, and a $182,000 increase in Corporate expenses during the same period.  As noted previously, we have taken steps to reduce sales, marketing and other operating costs in our Equipment segment.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2014 and 2013 were $16,867,000, or 75% of revenues, and $16,843,000, or 74% of revenues, respectively, reflecting an increase of $24,000 or less than 1%. The increase in SG&A expenditures in the first nine months of 2014 resulted primarily from increased staffing costs associated with initial operations of the IT segment and higher corporate expenses, primarily directors’ fees, partially offset by lower expenditures in the Equipment and Sales Representation segments reflecting lower sales and marketing costs.

Research and development (“R&D”) expenses of $599,000, or 3% of revenues (18% of Equipment segment revenues), for the first nine months of 2014 increased by $125,000, or 26%, from $474,000, or 2% of revenues (10% of Equipment segment revenues), for the first nine months of 2013. The increase is primarily attributable to costs associated with the preparation of an FDA required pre-market approval of our EECP® therapy system for the treatment of congestive heart failure, as well as an increase in product development and clinical research expenses.

Interest and Other Income, Net

Interest and other income, net for the first nine months of 2014 was $150,000 as compared to $20,000 for the same period of 2013. The increase was due primarily to a $130,000 settlement charge associated with a workers’ compensation fund in 2013.

Income Tax (Expense) Benefit

During the first nine months of 2014 we recorded income tax expense of $50,000 as compared to income tax benefit of $35,000 for the first nine months of 2013.  The change from benefit to expense resulted mainly from a tax refund recognized in 2013.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets.

Vasomedical, Inc. and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2014, we had cash and cash equivalents of $9,054,000, short-term investments of $111,000 and working capital of $3,720,000 compared to cash and cash equivalents of $7,961,000, short-term investments of $111,000 and working capital of $6,716,000 at December 31, 2013.

Cash provided by operating activities was $2,586,000 during the first nine months of 2014, which consisted of a net loss after adjustments to reconcile net loss to net cash of $695,000, offset by cash provided by operating assets and liabilities of $3,281,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $6,396,000, partially offset by increases in other assets of $1,639,000 and decreases in accrued expenses of $1,203,000.  Under the GEHC Agreement the Company earns progressively higher commission rates as calendar year targets are met, and this commission structure has a significant impact on our cash flows. As we achieve these targets, the higher commission rates are retroactively applied to all orders booked in the calendar year, and therefore, significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2013, resulting in significant cash inflows in the first quarter of 2014.  As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, higher commission rates were earned in 2013 than in 2012, resulting in higher cash inflows in 2014.

Cash used in investing activities during the nine-month period ended September 30, 2014 was $1,023,000, net of cash acquired, for the acquisition of Genwell and $227,000 for the purchase of equipment and software.

Cash used in financing activities during the nine-month period ended September 30, 2014 was $244,000 for the repurchase of common stock.

Liquidity

The Company expects to achieve profitability through its sales representation operations and its China operations, as well as by expanding its market presence and product portfolio.  In addition, the Company continues to pursue acquisitions or partnership opportunities in the international and domestic markets and to expand its sales representation business.

Based on our operations through September 30, 2014 and our current business outlook for the ensuing year, we believe internally generated funds from our business segments will be sufficient for the Company to continue operations through at least October 1, 2015.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Date:  November 13, 2014