Form 10-K
period 2014-12-31
VASOMEDICAL, INC
filed 2015-03-30
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

The aggregate market value of common stock held by non-affiliates was approximately $15.7 million based on the closing sales price of the common stock as quoted on the OTCBB on March 26, 2015.

At March 26, 2015, the number of shares outstanding of the issuer's common stock was 156,142,283.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held in June 2015, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Since 1995, we have been engaged in designing, manufacturing, marketing and supporting EECP® Enhanced External Counterpulsation systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets.  Starting 2010, the Company has been diversifying its business by expanding its offering of medical devices as well as introducing new products and services.

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

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. (LET) and Biox Instruments Co. Ltd. (Biox), respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a Variable Interest Entity controlled by the Company through certain contracts and an option to acquire all the shares of Biox.

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of VSK, which began operations in January 2015.

In June 2014, the Company entered into a Value Added Reseller Agreement (VAR Agreement) with GE Healthcare (GEHC) to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., was formed to conduct the healthcare IT business.

In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

The Company operates through four wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® equipment business as well as other medical equipment operations; and VasoHealthcare IT Corp. conducts our healthcare IT business.

The Company is looking to achieve greater profitability by expanding its U.S. and international market product portfolio.  In addition, the Company intends to continue pursuing acquisitions or partnerships and to expand its sales representation business.

Business Segments

We manage and evaluate our operations based on the products and services we offer. Under this approach, we report our financial results through three segments - Sales Representation, Equipment and IT.  Our principal manufacturing facilities are located in China.

Sales Representation

The Sales Representation segment currently operates under a sales representative agreement with GE Healthcare (GEHC Agreement), the healthcare business unit of GE, which commenced July 1, 2010.  The GEHC Agreement had an initial term of three years. In 2012 the agreement was extended for two additional years, and in December 2014 the agreement was extended again through December 31, 2018, subject to earlier termination under certain circumstances including the right to terminate without cause with certain conditions on or after July 1, 2017. All revenues and expenses in this segment arise through its operations under the GEHC Agreement.

Under the GEHC Agreement, the Company earns commissions based upon achieving certain calendar year targets.  Our annual commission rate increases when targets are met as the year progresses, and the increased commission rates are applied retroactively to January 1 of the year.    The progressive nature of our agreement can thus result in significantly higher commissions due us in the fourth and first quarters as compared to the second and third quarters of the calendar year.

Equipment

The Equipment segment operates through two subsidiaries:  Vasomedical Solutions and Vasomedical Global.  The segment is involved in design, manufacture and distribution of medical devices, mainly the Company’s proprietary products such as EECP® systems and Biox™ ambulatory monitoring systems.  Vasomedical Solutions markets EECP® therapy systems and other medical equipment in the United States and in select international markets, while engineering development and manufacturing activities are primarily conducted in Vasomedical Global’s facilities in China, which, in addition to being the primary supplier of medical equipment to Vasomedical Solutions, also sells its Biox™ ambulatory monitoring products directly to end users in China and other countries.

IT

The IT segment operates through VasoHealthcare IT Corp. and is principally engaged as a VAR for the sale, implementation, training and ongoing support of GE Healthcare software solutions and related services.

Sales and Marketing

In the Sales Representation segment, we sell GEHC diagnostic imaging products to our assigned market through a nationwide team of sales employees led by a vice president of sales of VasoHealthcare and several regional managers, supported by in-house administrative and other support, as well as applicable GEHC employees.

The sales and marketing efforts of our Equipment segment are led by a vice president of international sales and marketing as well as a vice president of national sales and service at Vasomedical Solutions, who supervises a team of sales managers covering various regions in the United States.  We historically market our EECP® systems internationally through distributors in various countries throughout Europe, the Middle East, Africa, Asia and Latin America and the distribution structure is being realigned with our partner’s via the newly formed joint venture VSK Medical.  .  We sell our Biox™-series ambulatory monitoring systems in China by a group of sales managers as well as through distributors covering various regions of China.

The sales and marketing efforts of our IT business is led by a general manager with several software solution sales and implementation specialists.  The unit works with our VasoHealthcare diagnostic imaging sales team to generate leads and potential clients for the software solutions products.

Competition

In the U.S. diagnostic imaging market, our main competitors are Siemens, Philips, Toshiba, and Hologic. Key competitive factors in the market include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition.  We believe GEHC is a leading competitor in this market.

Though we believe that we are the industry leader of external counterpulsation technology, our competitors in our EECP® business are Renew Group Pte. Ltd and Scottcare Cardiovascular Solutions in the United States, and internationally PSK-Health Sci-Tech Development Co., Ltd., with which we formed a joint venture to co-market external counterpulsation products in the international market.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength.  The Biox™ series is among few from China with CE Mark certification, FDA clearances as well as Health Canada listing.

In the IT segment our primary competitors are Agfa Healthcare, McKesson, Philips, Carestream Health and other independent software providers. Key competitive factors are brand recognition, quality, Radiology workflow solutions, scalability and service and support capability.  We are able to capitalize on the brand recognition of GEHC, a leader in healthcare software solutions.

Regulations on Medical Devices

As a medical device manufacturer and marketer, we are subject to extensive regulation by numerous government regulatory agencies, including the U. S. FDA and similar foreign agencies.  We are required to comply with applicable laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

Compliance with Regulations in the United States

The Company’s has received appropriate US FDA premarket notification (510(k)) clearance for all its products marketed and sold in the United States, including all EECP® therapy systems and Biox™ ambulatory monitoring systems and analysis and report software.  We continue to seek US FDA clearance or approval for new products prior to their introduction to the US market.

We are also subject to other US FDA regulations that apply prior to and after a product is commercially released.  These include the current Good Manufacturing Practice (cGMP) requirements, set forth in FDA’s Quality System Regulation (QSR), that require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of medical devices intended for commercial distribution in the United States.  This regulation covers various areas including management and organization, device design, purchase and handling of components, production and process controls such as those related to buildings and equipment, packaging and labeling control, distribution, installation, complaint handling, corrective and preventive action, servicing, and records.  We are subject to periodic and random inspections by the US FDA for compliance with the cGMP requirements and Quality System Regulation.

The US FDA also enforces post-marketing controls that include the requirement to submit medical device reports to the agency when a manufacturer becomes aware of information suggesting that any adverse events are related to its marketed products. The FDA relies on medical device reports to identify product problems and utilizes these reports to determine, among other things, whether it should exercise its enforcement powers. The FDA also may require post-market surveillance studies for specified devices.

We are subject to the Federal Food, Drug, and Cosmetic Act’s, or FDCA’s, general controls, including establishment registration, device listing, and labeling requirements.  If we fail to comply with any requirements under the FDCA, we, including our officers and employees, could be subject to, among other things, fines, injunctions, civil penalties, and criminal prosecution.  We also could be subject to recalls or product corrections, total or partial suspension of production, denial of premarket notification clearance or premarket approval, and rescission or withdrawal of clearances and approvals.  Our products could be detained or seized, the FDA could order a recall, repair, replacement, or refund of our devices, and the agency could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

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

As a medical device sales channel partner and product reseller to healthcare facilities, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

Foreign Regulation

In most countries to which we seek to export our medical devices, a local regulatory clearance must be obtained.  The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.  Vasomedical’s medical devices including EECP® systems and Biox™ products are all manufactured in accordance with ISO 13485, the international standard for medical devices.  All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agencia Nacional de Vigilancia Sanitaria (ANVISA) approval for Brazil, and Health Canada license for Canada.

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

Strategic Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

a)	Maintain and grow our equipment business, by

i)	Continuing to align the cost structure with revenue growth; and

ii)	Increasing our efforts to grow international sales of all our device offerings.

b)	Continue to diversify our product offerings, by

i)	Identifying and introducing other medical device products and opportunities that fit into our target market;

ii)	Working with select partners to develop our medical device OEM business;

iii)	Leveraging on our participation in the healthcare IT field and developing solutions for connected healthcare and telemedicine including remote and home-based patient monitoring; and

iv)	Pursuing accretive acquisitions of and partnerships with medical device manufacturers to expand our product portfolio.

c)
Maintain and improve business performance in our sales representation segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.

d)	Continue to build the infrastructure for the newly established healthcare IT business and seek partnership and acquisition opportunities for rapid growth.

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

Through our China-based subsidiaries, we own six utility patents and one design patent and various trademarks.  We also own five software copyright certificates in China, related to Holter ECG and ambulatory blood pressure data analysis and reporting.

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary EECP® technology.    We believe that we have a solid patent foundation in the field of external counterpulsation devices and that the number of patents and applications demonstrates our technical leadership, dating back to the mid-1980s.  Our patent portfolio focuses on the areas of external counterpulsation control and the overall design and arrangement of the external counterpulsation apparatus, including the console, treatment bed, fluid distribution, and inflatable cuffs.  None of our current competitors have a significant patent portfolio in the area of external counterpulsation devices.

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

Employees

As of December 31, 2014, we employed 218 full-time persons, of which 23 are employed through our facility in Westbury, New York, 92 through our VasoHealthcare and VasoHealthcare IT subsidiaries, and 103 are in China.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts its manufacturing activities primarily through Life Enhancement Technology Co. Ltd. (LET) and Biox Instruments Co. Ltd. (Biox) facilities in China, while maintaining certain manufacturing capability in the Westbury, NY location to satisfy domestic and international needs for the EECP® systems.  LET manufactures EECP® systems and Biox manufactures ambulatory monitoring devices and other medical devices.

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

Our ability to achieve and sustain profitability is dependent on many factors, primarily being the sufficient and timely generation and recognition of revenue in our Sales Representation segment, the success of our marketing, sales and cost reduction efforts in the Equipment segment, as well as the success of our other strategic initiatives, including our China acquisitions.

Risks Related to Our Business

We currently derive the significant amount of our revenue from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC, the healthcare business unit of the General Electric Company, for the sale of select GEHC diagnostic imaging products.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015.  In December 2014, the agreement was extended again through December 31, 2018, subject to earlier termination under certain circumstances including the right by GEHC to terminate without cause with certain conditions on or after July 1, 2017.

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

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification (510(k)) or premarket approval (PMA) application to FDA. We would not be able to market the modified device in the U.S. until FDA issues a clearance for the 510(k).

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

During the years ended December 31, 2014 and 2013, the Company had and continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions.  There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (VAT), corporate income tax, and social (payroll) taxes.  Regulations are often unclear.  Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest.  These facts create risks for our operations in China.

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

While we now manufacture our own EECP® product primarily through one of our China based facilities, we still depend on certain independent suppliers for parts, components and certain finished goods.  While we do not foresee any difficulties in timely receiving products at competitive prices, the inability of not receiving products in timely fashion or at competitive prices would adversely affect our business.  In addition, as a GEHC channel partner, we could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and other customer concerns related to GEHC.

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

ITEM 2 – PROPERTIES

We lease an 18,000 square foot headquarters and manufacturing facility at 180 Linden Avenue, Westbury, New York 11590 under a lease with a term that expires on August 31, 2015.  The annual rental expense for the lease is approximately $139,000.  We believe that our current facility is adequate for foreseeable current and future needs and that there will be no difficulty in acquiring comparable facilities if we do not extend our current lease.  It is currently anticipated that we will be relocating into substantially smaller facilities at a significantly reduced cost.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2017.  The annual rent and utility charge for this lease is approximately $41,000.

We lease our engineering and production facilities in China.  We lease approximately 10,500 square feet under leases expiring in December 2015 and March 2018 at an aggregate annual cost of approximately $55,000 in Wuxi, China and approximately 11,000 square feet under a lease that expires in April 2016 at an annual cost of approximately $34,000 in Foshan, China.

PART II

ITEM 5 -- MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on OTCBB under the symbol VASO.  The number of record holders of common stock as of March 26, 2015, was approximately 940, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2014		Year ended December 31, 2013
	High	Low	High	Low
First quarter	$0.49	$0.31	$0.19	$0.17
Second quarter	$0.36	$0.25	$0.19	$0.17
Third quarter	$0.32	$0.16	$0.34	$0.17
Fourth quarter	$0.25	$0.16	$0.34	$0.25

The last bid price of the Company's common stock on March 26, 2015, was $0.17 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting Enhanced External Counterpulsation (EECP®) systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets. Beginning in July 2010 the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, began its sales representation business via its agreement (GEHC Agreement) with GE Healthcare (GEHC), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the GEHC Agreement was amended and extended through June 30, 2015 and again, in December 2014, the GEHC Agreement was further amended and extended through December 31, 2018, subject to earlier termination under certain circumstances including the right by GEHC to terminate without cause subject to certain conditions on or after July 1, 2017.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd., respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and started to operate through three wholly-owned subsidiaries.  Vaso Diagnostics d/b/a VasoHealthcare continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The joint venture is in the early implementation phase and began operations in January 2015.

In June 2014, the Company entered into a Value Added Reseller Agreement (VAR Agreement) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., was formed to conduct the healthcare IT business.

In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT operations report under the IT segment.

The Company continues to pursue acquisitions or partnership opportunities in the international and domestic markets and to seek expansion of its sales representation business.

Results of Operations – For the Years Ended December 31, 2014 and 2013

Net revenues increased by $2,064,000, or 6%, to $34,954,000 in the year ended December 31, 2014, from $32,890,000 in the year ended December 31, 2013.  We reported net income of $1,128,000 for the year ended December 31, 2014 as compared to a net loss of $1,145,000 for the year ended December 31, 2013, an increase of $2,273,000.  Our net income was $0.01 per basic and diluted common share for the year ended December 31, 2014 as compared to a net loss of $0.01 per basic and diluted common share for the year ended December 31, 2013.

Revenues

Commission revenues in the Sales Representation segment increased by $3,608,000, or 14%, to $30,236,000 in the year ended December 31, 2014, as compared to $26,628,000 in the year ended December 31, 2013.  The increase was primarily the combined results of higher volume of GEHC equipment delivery in 2014 and higher commission rates for the equipment delivered in 2014.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2014, the Company recorded a 27% increase in deferred commission revenue, to $21,155,000, of which $12,006,000 is long-term, compared to $16,666,000 in deferred commission revenue at December 31, 2013 of which $6,852,000 was long-term.

Revenue in our Equipment segment decreased 25% to $4,670,000, including $1,741,000 in revenue from FGE, for the year ended December 31, 2014 from $6,262,000, including $1,938,000 in FGE revenue, for the year ended December 31, 2013.  Equipment segment revenue from equipment sales decreased by $1,340,000, or 29%, to $3,233,000 for the year ended December 31, 2014 as compared to $4,573,000 for the year ended December 31, 2013. The decrease in equipment sales is due primarily to a $1,121,000 decrease in EECP® sales, driven by lower deliveries, partially offset by higher average selling prices, as well as a $197,000 decrease in sales by FGE.

Equipment segment revenue from equipment rentals and services decreased 15% to $1,437,000 in the year ended December 31, 2014 from $1,689,000 in the year ended December 31, 2013.  Revenue from equipment rentals and services represented 31% of total Equipment segment revenue in the year ended December 31, 2014 and 27% in the year ended December 31, 2013.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased contract product development and service contract revenues, partially offset by higher field service revenues.

We recorded revenue from our new IT segment of $48,000 during the year ended December 31, 2014.  We anticipate significant growth in this business segment in future periods.

Gross Profit

The Company recorded gross profit of $25,192,000, or 72% of revenue, for the year ended December 31, 2014 compared to $22,513,000, or 68% of revenue, for the year ended December 31, 2013.  The increase of $2,679,000 was due primarily to a $3,363,000 increase in the Sales Representation segment, driven by both higher revenues and gross profit rates, partially offset by $705,000 lower gross profit in the Equipment segment resulting from a mix of lower revenues and higher gross profit rates.

Sales Representation segment gross profit was $22,251,000, or 74% of Sales Representation segment revenues, for the year ended December 31, 2014, an increase of $3,363,000, or 18%, from segment gross profit of $18,888,000, or 71% of segment revenue, for the year ended December 31, 2013.  The increase in gross profit was due primarily to higher recognized revenue in 2014 as a result of higher equipment delivery volume as well as higher commission rates.  Cost of commissions increased by $245,000, or 3%, to $7,985,000 for the year ended December 31, 2014, as compared to cost of commissions of $7,740,000 in 2013.  Cost of commissions reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased to $2,920,000, or 63% of Equipment segment revenues, for the year ended December 31, 2014 compared to $3,625,000, or 58% of Equipment segment revenues, for the year ended December 31, 2013 due to lower sales volume partially offset by improved margins resulting from higher mix of FGE operations.  Equipment segment gross profits are dependent on a number of factors including the mix of EECP® products and ambulatory monitoring devices, the mix of new and refurbished EECP® systems and the mix of models sold, their respective average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income (Loss)

Operating income was $1,063,000 for the year ended December 31, 2014 compared to a loss of $1,290,000 for the year ended December 31, 2013, an improvement of $2,353,000.  The increase was primarily attributable to the increase in operating income in the Sales Representation segment from $2,475,000 in the year ended December 31, 2013 to $5,997,000 in that segment in the year ended December 31, 2014.  The 2014 Sales Representation segment operating income reflected the impact of both higher commission rates and lower SG&A costs.  Equipment segment operating loss in the year ended December 31, 2014 was $2,828,000, as compared to an operating loss of $2,418,000 in the year ended December 31, 2013.  The increase in the Equipment segment operating loss was primarily due to lower gross profit, partially offset by lower SG&A costs.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2014 and 2013 were $23,326,000, or 67% of revenues, and $23,114,000, or 70% of revenues, respectively, reflecting an increase of $212,000 or approximately 1%. The increase in SG&A expenditures in the year ended December 31, 2014 resulted primarily from $558,000 in costs incurred in the newly formed IT segment, which began operations in the third quarter of 2014, and higher corporate expenses, partially offset by lower sales and marketing costs in the Equipment and Sales Representation segments.

Research and development (R&D) expenses of $803,000, or 2% of revenues (or 17% of Equipment segment revenues), for the year ended December 31, 2014 increased by $114,000, or 17%, from $689,000, or 2% of revenues (or 11% of Equipment segment revenues), for the year ended December 31, 2013. The increase is primarily attributable to an increase in clinical grants.

Other Income and Expense, Net

Interest and other income, net of other expense, for the year ended December 31, 2014 and 2013, was $192,000 and $87,000, respectively, an increase of $105,000.  The increase was due primarily to a one-time $130,000 charge in 2013 to settle the Company’s liability to a workers’ compensation fund arising from the bankruptcy in 2007 of a trade association that previously provided workers’ compensation for the Company and other members of the association, partially offset by lower interest income earned on the Company’s cash balances and lower government grants obtained by one of the Company’s Chinese companies.

Income Tax Benefit (Expense), Net

During the year ended December 31, 2014, we recorded income tax expense of $127,000, as compared to an income tax benefit of $58,000 in the year ended December 31, 2013.  The Company utilized $3.0 million and $0 in net operating loss carryforwards for the years ended December 31, 2014 and 2013, respectively.  Income tax expense increased mainly due to a Federal tax refund recognized in 2013.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  The Company believes it is premature to recognize additional deferred tax assets based on such uncertainties.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2014

At December 31, 2014, we had cash and cash equivalents of $9,128,000, short-term investments of $111,000 and working capital of $9,215,000.

Cash provided by operating activities was $2,594,000 during the year ended December 31, 2014, which consisted of net income after non-cash adjustments of $1,960,000 and cash provided by changes in operating assets and liabilities of $634,000. The changes in the account balances primarily reflect an increase in deferred revenue of $4,513,000, partially offset by an increase in accounts and other receivables of $1,671,000 and an increase in other assets of $2,505,000. These changes in account balances are due mainly to the operations of our Sales Representation segment.  At March 26, 2014 the Company’s cash balances were approximately $15.9 million.

Cash used in investing activities during the year ended December 31, 2014 was $1,388,000, consisting of $1,023,000 used for the acquisition of Genwell net of cash acquired, and $365,000 for net purchases of equipment and software.

Cash used in financing activities during the year ended December 31, 2014 was $46,000, consisting of $245,000 for the repurchase of common stock, partially offset by $36,000 provided by the exercise of stock options and $163,000 provided by a term loan entered into by one of our Chinese companies.

Liquidity

While the Company was profitable in fiscal 2014, it has historically incurred operating losses and incurred losses for the years ended December 31, 2013 and 2012. The Company expects to continue to be profitable through GEHC’s higher delivery volume of equipment booked with our Sales Representation segment, the expected growth in our IT segment and through growth in our China operations, and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions and partnerships in the international and domestic markets and to expand our sales representation business.

While we expect to generate positive operating cash flows in fiscal 2015, the progressive nature of the GEHC Agreement can cause related cash inflows to vary widely during the year.

Based on our operations through December 31, 2014 and our current business outlook for 2015, we believe internally generated funds from our Equipment and Sales Representation segments will be sufficient for the Company to continue operations through at least January 1, 2016.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2014, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

Related Party Transactions

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $240,000 and $247,000 were billed by the firm for the years ended December 31, 2014 and 2013, respectively, at which dates no amounts were outstanding.

At December 31, 2014 and 2013, $3,000 in unsecured loans were payable to the president of LET and $21,000 in advances were due from officers of FGE.  These loans and advances are short term and do not bear interest.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The president of our subsidiary Life Enhancement Technologies Ltd. and the president and vice-president of Biox Instruments Company Ltd. together owned 80.9% of Genwell at the time of acquisition.  The President and CEO of the Company was appointed the nominee Chairman of Genwell at its formation for the sole purpose of applying for the government grant available only to overseas Chinese persons.  He has never received any compensation from Genwell nor held any ownership interest in Genwell.  The Company has received a fairness opinion for this transaction from an independent certified appraisal firm and a legal opinion from Chinese counsel.  At December 31, 2014, unsecured notes and accrued interest aggregating $1,036,000 are payable to the president of Life Enhancement Technologies Ltd. and the president of Biox Instruments Company Ltd.

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

Revenue and Expense Recognition for the Sales Representation Segment

We recognize commission revenue in its Sales Representation segment when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the Consolidated Balance Sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized

Revenue and Expense Recognition for the Equipment Segment

In the United States, we recognize revenue from the sale of our medical equipment in the period in which we deliver the product to the customer.  Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers.  Returns are accepted prior to the in-service and training subject to a 10% restocking charge or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems.  In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectability is uncertain.

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

• EECP® equipment sales, when title transfers upon delivery;
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

The Company also recognizes revenue generated from servicing EECP® systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided.  Revenue related to future commitments under separately priced extended service agreements on our EECP® system are deferred and recognized ratably over the service period, generally ranging from one year to four years.  Costs associated with the provision of service and maintenance, including salaries, benefits, travel and spare parts, and equipment, are recognized in cost of services as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

Revenues from the sale of EECP® systems through our international distributor network are generally covered by a one-year warranty period.  For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

Revenue and Expense Recognition for the IT Segment

We recognize revenue and related costs in the IT segment when services are completed and equipment, if any, is delivered.

Accounts Receivable, net

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

Inventories, net

We value inventory at the lower of cost or estimated market, with cost being determined on a first-in, first-out basis. The Company often places EECP® systems and other medical device products at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems and other products is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

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

Equipment sold to international customers through our distributor network is generally covered by a one-year warranty period. For these customers the Company accrues an allowance for estimated warranty costs of providing a parts-only warranty when the equipment sale is recognized.

The factors affecting our warranty liability included the number of units sold and historical and anticipated rates of claims and costs per claim.

Net Income (Loss) per Common Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Options and warrants to purchase shares of common stock, as well as unvested common stock grants, are excluded from the computation of diluted earnings per share should the effect of their inclusion be anti-dilutive.

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

We also comply with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and December 31, 2013.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014 and December 31, 2013.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Share-based Employee Compensation

We comply with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values. For purposes of estimating the fair value of each option on the date of grant, the Company utilizes the Black-Scholes option-pricing model.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of ASC Topic 505 “Equity” (ASC 505).

Recently Issued Accounting Pronouncements

Standards Issued not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from contracts with customers”, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO framework).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2014 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information required by Part III is intended to be included in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(21) Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%
VSK Medical Limited	Cayman Islands	49.9%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________

(1) Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(14) (15)	Incorporated by reference to Report on Form 8-K dated June 20, 2012. Incorporated by reference to Report on Form 10-K dated December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2015.

VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2015, by the following persons in the capacities indicated:

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
Peter C. Castle

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014 and 2013

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2014 and 2013	F-5

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2014 and 2013	F-6

Consolidated Statements of Cash Flows
for the year ended December 31, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vasomedical, Inc. and Subsidiaries, as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vasomedical, Inc.

We have audited the accompanying consolidated balance sheet of Vasomedical, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 27, 2014

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,128	$7,961
Short-term investments	111	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,571 at December 31,
2014 and $3,764 at December 31, 2013	15,273	13,570
Receivables due from related parties	21	21
Inventories, net	1,898	1,618
Deferred commission expense	2,200	2,312
Prepaid expenses and other current assets	363	338
Total current assets	28,994	25,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,397 at December 31, 2014 and $1,281 at December 31, 2013	266	365
GOODWILL	3,288	3,303
INTANGIBLES, net	2,826	820
OTHER ASSETS	5,617	3,098
	$40,991	$33,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$462	$597
Accrued commissions	2,247	2,161
Accrued expenses and other liabilities	5,583	5,571
Sales tax payable	247	230
Income taxes payable	44	-
Deferred revenue - current portion	9,882	10,541
Notes payable	163	-
Deferred tax liability, net	112	112
Notes payable due to related party	1,039	3
Total current liabilities	19,779	19,215

LONG-TERM LIABILITIES
Deferred revenue	12,650	7,478
Other long-term liabilities	811	359
Total long-term liabilities	13,461	7,837

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2014, and December 31, 2013	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
166,435,370 and 164,705,382 shares issued at December 31, 2014 outstanding and December 31, 2013, respectively; 156,127,283 and
155,223,981 shares outstanding at December 31, 2014 and
December 31, 2013, respectively	166	165
Additional paid-in capital	61,924	61,508
Accumulated deficit	(52,433)	(53,561)
Accumulated other comprehensive income	94	108
Treasury stock, at cost, 10,308,087 and 9,481,401 shares at December 31, 2014 and December 31, 2013, respectively	(2,000)	(1,755)
Total stockholders’ equity	7,751	6,465
	$40,991	$33,517

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year ended
	December 31,
	2014	2013
Revenues
Commissions	$30,236	$26,628
Equipment sales	3,233	4,573
Equipment rentals and services	1,437	1,689
IT systems	48	-
Total revenues	34,954	32,890

Cost of revenues
Cost of commissions	7,985	7,740
Cost of equipment sales	1,027	1,785
Cost of equipment rentals and services	723	852
Cost of IT systems	27	-
Total cost of revenues	9,762	10,377
Gross profit	25,192	22,513

Operating expenses
Selling, general and administrative	23,326	23,114
Research and development	803	689
Total operating expenses	24,129	23,803
Operating income (loss)	1,063	(1,290)

Other income (expense)
Interest and other income, net	207	87
Loss on disposal of fixed assets	(15)	-
Total other income, net	192	87

Income (loss) before income taxes	1,255	(1,203)
Income tax benefit (expense)	(127)	58
Net income (loss)	1,128	(1,145)

Other comprehensive income
Foreign currency translation (loss) gain	(14)	74
Comprehensive income (loss)	$1,114	$(1,071)

Income (loss) per common share
- basic	$0.01	$(0.01)
- diluted	$0.01	$(0.01)

Weighted average common shares outstanding
- basic	155,362	159,377
- diluted	156,032	159,377

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2012	162,918	$163	-	$-	$61,229	$(52,416)	$34	$9,010
Repurchase of Shares	-	-	(9,481)	(1,755)	-	-	-	(1,755)
Share-based compensation	1,787	2	-	-	367	-	-	369
Shares not issued for employee tax liability	-	-	-	-	(88)	-	-	(88)
Foreign currency translation gain (loss)	-	-	-	-	-	-	74	74
Net loss	-	-	-	-	-	(1,145)	-	(1,145)
Balance at December 31, 2013	164,705	165	(9,481)	(1,755)	61,508	(53,561)	108	6,465
Repurchase of shares	-	-	(827)	(245)	-	-	-	(245)
Share-based compensation	1,280	1	-	-	389	-	-	390
Shares not issued for employee tax liability	-	-	-	-	(9)	-	-	(9)
Exercise of stock options	450	-	-	-	36	-	-	36
Foreign currency translation gain (loss)	-	-	-	-	-	-	(14)	(14)
Net income	-	-	-	-	-	1,128	-	1,128
Balance at December 31, 2014	166,435	$166	(10,308))	$(2,000)	$61,924	$(53,433)	$94	$7,751

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,128	$(1,145)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	467	361
Loss on disposal of fixed assets	15	-
Provision for doubtful accounts and commission adjustments	(40)	42
Share-based compensation and arrangements	390	456
Changes in operating assets and liabilities:
Accounts and other receivables	(1,671)	(4,547)
Receivables due from related parties	-	5
Inventories, net	(294)	545
Deferred commission expense	112	168
Other current assets	(25)	(103)
Other assets	(2,505)	(945)
Accounts payable	(135)	255
Accrued commissions	86	(177)
Accrued expenses and other liabilities	18	925
Sales tax payable	18	52
Income taxes payable	44	(1)
Deferred revenue	4,513	2,417
Notes payable due to related party	20	-
Other long-term liabilities	453	188
Net cash provided by (used in) operating activities	2,594	(1,504)

Cash flows from investing activities
Purchases of equipment and software	(389)	(228)
Sale of fixed assets	24	-
Purchases of short-term investments	(111)	(111)
Redemption of short-term investments	111	111
Acquisition of Genwell	(1,136)	-
Cash acquired through purchase of Genwell	113	-
Net cash used in investing activities	(1,388)	(228)

Cash flows from financing activities
Proceeds from exercise of stock options	36	-
Repurchase of common stock	(245)	(1,755)
Proceeds from note payable	163	-
Net cash used in financing activities	(46)	(1,755)
Effect of exchange rate differences on cash and cash equivalents	7	(21)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,167	(3,508)
Cash and cash equivalents - beginning of year	7,961	11,469
Cash and cash equivalents - end of year	$9,128	$7,961

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$1	$-
Income taxes paid	$48	$69

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$6	$25
Assets acquired through issuance of note	$1,017	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF BUSINESS AND LIQUIDITY

Vasomedical, Inc. was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vasomedical” or “management” refer to Vasomedical, Inc. and its subsidiaries.  Until 2010, we were primarily engaged in designing, manufacturing, marketing and supporting Enhanced External Counterpulsation (EECP®) systems, based on our proprietary technology, to physicians and hospitals throughout the United States and in select international markets. Beginning in July 2010 the Company, through its wholly-owned subsidiary Vaso Diagnostics, Inc. (Vaso Diagnostics), began its sales representation business via its agreement (the “GEHC Agreement”) with GE Healthcare (“GEHC”), the healthcare business unit of General Electric Company (NYSE: GE), to be GEHC’s exclusive sales representative for the sale of select GEHC diagnostic imaging products in specific market segments in the 48 contiguous states of the United States and the District of Columbia.   In June 2012, the GEHC Agreement was amended and extended through June 30, 2015 and again, in December 2014, the GEHC Agreement was further amended and extended through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on or after July 1, 2017.

In September 2011, the Company acquired Fast Growth Enterprises Limited (FGE), a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. and Biox Instruments Co. Ltd.(Biox), respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Also in September 2011, the Company restructured to further align its business management structure and long-term growth strategy, and started to operate through three wholly-owned subsidiaries.  Vaso Diagnostics continues as the operating subsidiary for the sales representation of GE diagnostic imaging products; Vasomedical Global Corp. operates the Company’s Chinese companies; and Vasomedical Solutions, Inc. was formed to manage and coordinate our EECP® therapy business as well as other medical equipment operations.

In April 2014, the Company announced that it entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of the joint venture, which is in the early implementation phase and began operations in January 2015.

In June 2014, the Company entered into a Value Added Reseller Agreement (VAR Agreement) with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by Vaso Diagnostics on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp., was formed to conduct the healthcare IT business.

In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT operations report under the IT segment.

While the Company returned to profitability in fiscal 2014, it has historically incurred operating losses and incurred losses for the years ended December 31, 2013 and 2012. The Company believes it will achieve continued profitability through GEHC's higher delivery volume of equipment booked with our Sales Representation segment, the expected growth in our IT segment and through growth in our China operations, and by expanding our product portfolio.  In addition, the Company plans to pursue other accretive acquisitions and partnerships in the international and domestic markets and to expand our sales representation business.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Vasomedical, Inc., its wholly-owned subsidiaries, its inactive majority-owned subsidiary, and variable interest entities where the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.

Variable Interest Entity

Basic Information

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.

Biox is a Variable Interest Entity (VIE). Laws and regulations of the Peoples Republic of China (PRC) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for PRC government technology development grants. To provide the Company the expected residual returns of the VIE, the Company, through its subsidiary Gentone, entered into a series of contractual arrangements with Biox and its registered shareholders to enable the Company, to:
  exercise effective control over the VIE;
  receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if they were their sole shareholders; and
  have an exclusive option to purchase all of the equity interests in the VIE.
The Company’s management evaluated the relationships between the Company and Biox, and the economic benefits flow of the applicable contractual arrangements. The Company concluded that it is the primary beneficiary of Biox. As a result, the results of operations, assets and liabilities of Biox have been included in the Company’s consolidated financial statements.

The significant agreements through which the Company exercises effective control over Biox are:
  the Exclusive Technical Consulting Services Agreement between Biox and Gentone;
  the Option Agreement on Purchase of the Equity Interest executed by and among the shareholders of  Biox and Gentone;
  the Equity Pledge Agreement executed by and among the shareholders of  Biox and Gentone; and
  the Powers of Attorney issued by the shareholders of Biox.
Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which was included in the accompanying consolidated financial statements, is presented as follows:

	(In thousands)
	As of December 31,
	2014	2013
Cash and cash equivalents	$159	$469
Total assets	$1,047	$1,237
Total liabilities	$878	$690

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands)
	Year ended December 31,
	2014	2013
Total net revenue	$1,741	$1,928

Net (loss) income	$(373)	$204

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, the adequacy of inventory and warranty reserves, and allocation of fair value among the elements of the multi-deliverable arrangements. Additionally, significant estimates and assumptions impact the Company’s accounting relative to its business combination.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenue and Expense Recognition for the Sales Representation Segment

The Company recognizes commission revenue in its Sales Representation segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the Consolidated Balance Sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized

Revenue and Expense Recognition for the Equipment Segment

We recognize revenue from the sale of equipment in the period in which we deliver the equipment to the customer.  Revenue from the sale of our equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered to both domestic and international customers.  Returns are accepted prior to the in-service and training, subject to a 10% restocking charge, or for normal warranty matters, and we are not obligated for post-sale upgrades to these systems.  In addition, we use the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in our judgment the degree of collectability is uncertain.

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

• EECP® equipment sales, when title transfers upon delivery;
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

The Company also recognizes revenue generated from servicing EECP® systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided. Revenue related to future commitments under separately priced extended service agreements on our EECP® system are deferred and recognized ratably over the service period, generally ranging from one year to five years. Costs associated with the provision of service and maintenance, including salaries, benefits, travel and spare parts, and equipment, are recognized in cost of equipment rentals and services as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the Consolidated Balance Sheets.

Revenues from the sale of EECP® systems through our international distributor network are generally covered by a one-year warranty period. For these customers we accrue a warranty reserve for estimated costs to provide warranty parts when the equipment sale is recognized.

Revenue and Expense Recognition for the IT Segment

The Company recognizes revenue and related costs in the IT segment when services are completed and equipment, if any, is delivered.

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

During the year ended December 31, 2014, the Company granted 230,000 restricted shares of common stock valued at $49,100 to non-officer employees, vesting at various periods through September 2017; 450,000 restricted shares of common stock valued at $157,500 to officers, vesting at various periods through February 2016; and 500,000 restricted shares of common stock valued at $175,000 to directors, which vested immediately. The total fair value of shares vested during the year ended December 31, 2014 was $376,000 for employees.

During the year ended December 31, 2013, the Company granted 385,000 restricted shares of common stock valued at $91,700 to non-officer employees, vesting at various periods through June 2015, and granted 100,000 restricted shares of common stock valued at $18,000 to an officer, which vested immediately.   The total fair value of shares vested during the year ended December 31, 2013 was approximately $730,000 for employees and approximately $4,000 for non-employees.

The Company did not grant any stock options during the years ended December 31, 2014 or 2013.  The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $58,500 and $0, respectively.

Share-based compensation expense recognized for the years ended December 31, 2014 and 2013 was $390,000 and $369,000, respectively.  Expense for other share-based arrangements was $0 and $87,000 for the years ended December 31, 2014 and 2013, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $77,000 at December 31, 2014 and will be recognized over a period of approximately 1.5 years.

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

Short-Term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities greater than three months and up to one year that are held to maturity.

Accounts Receivable, net

The Company’s accounts receivable are due from customers engaged in the distribution of our products and customers engaged in the provision of medical services and from GEHC. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and services provided and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that are outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of their receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Beginning Balance	$3,764	$3,179
Provision for losses on accounts receivable	11	68
Direct write-offs, net of recoveries	(156)	-
Commission adjustments	952	517
Ending Balance	$4,571	$3,764

Concentrations of Credit Risk

We market our equipment and IT solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2014 and 2013, no customer in our Equipment or IT segments accounted for 10% or more of revenues or accounts receivable.  In our Sales Representation segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $410,000 and $701,000 at December 31, 2014 and 2013, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is expensed over the estimated useful lives of the assets, which range from two to eight years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350 – “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses and performed in the fourth quarter of each year.  Intangible assets consist of patent and technology costs, customer lists and software. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. The Company capitalizes internal use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $263,000 and $155,000 in software development costs for the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired as of December 31, 2014 and 2013.

Deferred Revenue

We record revenue on extended service contracts ratably over the term of the related service contracts.  Under the provisions of ASC 605, we began to defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for service obligations ratably over the service period, which is generally one year. (See Note J)

Amounts billable under the agreement with GEHC in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

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

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. Deferred tax assets are continually evaluated for the expected realization. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realization of the assets changed that it is “more likely than not” that all of the deferred tax assets will be realized. The “realization” standard is subjective and is based upon our estimate of a greater than 50% probability that the deferred tax asset can be realized.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference.

The Company also complies with the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, except for certain liabilities assumed in the FGE acquisition, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and December 31, 2013.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2014 and December 31, 2013.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2011.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in retained earnings during the year which is the result of the income statement translation process.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet.  For the years ended December 31, 2014 and 2013, comprehensive income (loss) includes (losses) gains of ($14,000) and $74,000, respectively, which were entirely from foreign currency translation.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per common share is based on the weighted number of common and potential dilutive common shares outstanding.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,	Year ended December 31,
	2014	2013
Basic weighted average shares outstanding	155,362	159,377
Dilutive effect of share-based compensation and options	670	-
Diluted weighted average shares outstanding	156,032	159,377

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2014 and 2013, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Year ended December 31,	Year ended December 31,
	2014	2013
Stock options	52	1,780
Common stock grants	-	660
	52	2,440

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Issued not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from contracts with customers”, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.

The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

NOTE C – SEGMENT REPORTING

The Company views its business in three segments – the Sales Representation segment, the Equipment segment, and the IT segment.  The Sales Representation segment operates through the Vaso Diagnostics subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.  The Company’s new subsidiary, VasoHealthcare IT Corp., formed to conduct its healthcare IT operations, reports through the IT segment.  Operations in the IT segment began in the third quarter of 2014.  The chief operating decision maker is the Company’s Chief Executive Officer, who in conjunction with upper management, evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	(in thousands)
	As of or for the year ended December 31, 2014
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$30,236	$4,670	$48	$-	$34,954
Operating income (loss)	$5,997	$(2,828)	$(539)	$(1,567)	$1,063
Total assets	$21,966	$10,012	$61	$8,952	$40,991
Accounts and other receivables, net	$14,306	$915	$52	$-	$15,273
Deferred commission expense	$2,200	$-	$-	$-	$2,200
Other assets	$4,888	$716	$-	$13	$5,617

	As of or for the year ended December 31, 2013
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$26,628	$6,262	$-	$-	$32,890
Operating income (loss)	$2,475	$(2,418)	$-	$(1,347)	$(1,290)
Total assets	$18,085	$7,907	$-	$7,525	$33,517
Accounts and other receivables, net	$12,637	$933	$-	$-	$13,570
Deferred commission expense	$2,312	$-	$-	$-	$2,312
Other assets	$2,659	$426	$-	$13	$3,098

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31. 2014 and 2013, GEHC accounted for 87% and 81% of revenue, respectively.  Also, GEHC accounted for $14.2 million, or 93%, and $12.5 million, or 92%, of accounts and other receivables at December 31, 2014 and December 31, 2013, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Domestic (United States)	$32,905	$29,431
Non-domestic (foreign)	2,049	3,459
	$34,954	$32,890

NOTE D – FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2014:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,149	$-	$-	$8,149

The following table presents information about the Company’s assets measured at fair value as of December 31, 2013:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$6,883	$-	$-	$6,883

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2014 and 2013:

	(in thousands)
	December 31, 2014	December 31, 2013

Trade receivables	$19,734	$17,173
Due from employees	110	161
Allowance for doubtful accounts and
commission adjustments	(4,571)	(3,764)
Accounts and other receivables, net	$15,273	$13,570

Trade receivables include amounts due for shipped products and services rendered.  Amounts currently due under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from estimated future changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement.  Due from employees primarily reflects commission advances made to sales personnel.

NOTE F – INVENTORIES, NET

Inventories, net of reserves consisted of the following:

	(in thousands)
	December 31, 2014	December 31, 2013

Raw materials	$583	$790
Work in process	679	291
Finished goods	636	537
	$1,898	$1,618

At December 31, 2014 and 2013, the Company maintained reserves for slow moving and obsolete inventories of $815,000 and $803,000, respectively.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
	(in thousands)
	December 31, 2014	December 31, 2013
Office, laboratory and other equipment	$1,114	$1,049
EECP® systems under operating leases
or under loan for clinical trials	376	369
Furniture and fixtures	173	228
	1,663	1,646
Less: accumulated depreciation	(1,397)	(1,281)
Property and equipment, net	$266	$365

Depreciation expense amounted to approximately $187,000 and $213,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

All goodwill is attributable to the Equipment segment.  The change in the carrying amount of goodwill was as follows:
(in thousands)
Carrying Amount

Balance at December 31, 2013	$3,303
Foreign currency translation	(15)
Balance at December 31, 2014	$3,288

The Company’s other intangible assets consist of capitalized patent and technology costs, customer lists, and software costs, as set forth in the following:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(in thousands)
	December 31, 2014	December 31, 2013

Patents and Technology
Costs	$2,489	$469
Accumulated amortization	(549)	(454)
	1,940	15

Customer lists
Costs	800	800
Accumulated amortization	(381)	(267)
	419	533

Software
Costs	962	696
Accumulated amortization	(495)	(424)
	467	272

	$2,826	$820

The Company owns eleven US patents including eight utility and three design patents that expire at various times through 2023, and, through our Chinese subsidiaries, six utility patents and one design patent expiring at various times through 2027.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  Customer lists and software are amortized on a straight-line basis over their expected useful lives of seven and five years, respectively.

Amortization expense amounted to approximately $280,000 and $169,000 for the years ended December 31, 2014 and 2013, respectively.  Amortization of intangibles for the next five years is:

	(in thousands)
	2015	2016	2017	2018	2019

Amortization expense	$483	$488	$476	$432	$282

NOTE I – OTHER ASSETS

Other assets consist of the following at December 31, 2014 and 2013:

	(in thousands)
	December 31, 2014	December 31, 2013

Deferred commission expense - noncurrent	$2,988	$1,667
Trade receivables - noncurrent	2,171	1,181
Other	458	250
	$5,617	$3,098

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
	(in thousands)
	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Deferred revenue at the beginning of the year	$18,019	$15,602
Additions:
Deferred extended service contracts	912	1,048
Deferred in-service and training	40	33
Deferred service arrangements	88	96
Deferred commission revenues	17,992	14,495
Recognized as revenue:
Deferred extended service contracts	(869)	(991)
Deferred in-service and training	(50)	(28)
Deferred service arrangements	(96)	(74)
Deferred commission revenues	(13,504)	(12,162)
Deferred revenue at end of year	22,532	18,019
Less: current portion	9,882	10,541
Long-term deferred revenue at end of year	$12,650	$7,478

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2014 and 2013:
	(in thousands)
	December 31, 2014	December 31, 2013

Accrued compensation	$2,915	$2,123
Accrued expenses - other	1,098	1,982
Other liabilities	1,570	1,466
	$5,583	$5,571

Included in other liabilities is the Company’s product warranty liability.  Changes in product warranty liability are as follows:

	(in thousands)
	For the year ended December 31,
	2014	2013
Warranty liability at the beginning of the year	$33	$26
Expense for new warranties issued	8	57
Warranty claims	(38)	(50)
Warranty liability at the end of the year	3	33
Long-term warranty liability at the end of the year	$-	$-

NOTE L – RELATED-PARTY TRANSACTIONS

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $240,000 and $247,000 were billed by the firm for the years ended December 31, 2014 and 2013, respectively, at which dates no amounts were outstanding.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, $3,000 in unsecured loans were payable to an employee of LET and $21,000 in advances were due from employees of FGE. These loans and advances are short term and do not bear interest.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date – see Note P).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The president of our subsidiary Life Enhancement Technologies Ltd. and the president and vice-president of Biox Instruments Company Ltd. together owned 80.9% of Genwell at the time of acquisition.  The President and CEO of the Company was appointed the nominee Chairman of Genwell at its formation for the sole purpose of applying for the government grant available only to overseas Chinese persons.  He has never received any compensation from Genwell nor held any ownership interest in Genwell.  The Company has received a fairness opinion for this transaction from an independent certified appraisal firm and a legal opinion from Chinese counsel.  At December 31, 2014, unsecured notes and accrued interest aggregating $1,036,000 are payable to the president of Life Enhancement Technologies Ltd. and the president of Biox Instruments Company Ltd.

NOTE M– DEBT

In November 2014, Biox entered into an unsecured term loan of Chinese Yuan RMB1,000,000 (approximately $163,000) with a Chinese bank.  The loan term is one year and bears interest at 6.72%, payable monthly.

NOTE N– STOCKHOLDERS' EQUITY

Common stock

In April 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1.5 million, which was subsequently increased in July 2013 to $2.0 million, of the Company’s common stock.  During the years ended December 31, 2014 and 2013, the Company repurchased 826,686 shares at a cost of $245,000 and 9,481,401 shares at a cost of $1,755,000, respectively, which cost has been recorded as treasury stock in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

In December 2014, 250,000 shares were issued to an officer and 200,000 shares were issued to a director upon exercise of stock options.

Preferred stock

At December 31, 2014 and 2013, the Company had 1,000,000 shares of preferred stock authorized.  There were no shares issued and outstanding at December 31, 2014 and 2013.

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People’s Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2014 and 2013, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O- OPTION PLANS

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

During the year ended December 31, 2014, options to purchase 90,000 shares of common stock under the 1999 Plan at an exercise price of $1.11 were retired.

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

Options granted under the 2004 Plan shall be non-qualified or incentive stock options and the exercise price is the fair market value of the common stock on the date of grant except that for incentive stock options it shall be 110% of the fair market value if the Optionee owns 10% or more of our common stock. The term of any option may be fixed by the Board of Directors or committee but in no event shall exceed ten years from the date of grant. Stock options granted under the 2004 Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. The term for which options or stock may be granted under the 2004 Plan expired July 12, 2014.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2014, options to purchase 287,864 shares of common stock under the 2004 Plan at exercise prices ranging from $0.22 to $0.58 were retired.

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

During the year ended December 31, 2014, 1,090,000 restricted shares of common stock were granted under the 2010 Plan to employees, officers, and directors of the Company, vesting at various times through September 2017.

No options were issued under the 2010 Plan during the years ended December 31, 2014 and 2013.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, 290,000 restricted shares of common stock were granted under the 2013 Plan to employees of the Company, vesting at various times through September 2017 and 30,012 shares were withheld for withholding taxes.

No options were issued under the 2013 Plan during the years ended December 31, 2014 and 2013.

Stock option activity under all the plans for the years ended December 31, 2014 is summarized as follows:

		Outstanding Options
	Shares Available for Future Issuance	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at December 31, 2013	785,224	1,779,776	$0.08 - $1.11	$0.22
Options granted	-
Options exercised	-	(450,000)		$0.08
Options canceled under 1999 Plan	-	(90,000)		$1.11
Options canceled under 2004 Plan	-	(287,864)		$0.33
Expiration of 2004 Stock option plan	(785,224)
Balance at December 31, 2014	-	951,912	$0.12 - $0.58	$0.17

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
Range of Exercise Prices
$0.12 - $0.58	951,912	2.0	$0.17	951,912	$0.17

The following table summarizes non-vested common shares for the year ended December 31, 2014:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	8,591,222	375,000	$0.29
Granted	(1,380,000)	1,380,000	$0.30
Vested		(1,159,988)	$0.32
Forfeited	30,012	(30,012)	$0.19
Balance at December 31, 2014	7,241,234	565,000	$0.27

The aggregate intrinsic value of options outstanding and currently exercisable was $30,000 at December 31, 2014.  There were 75,091,484 remaining authorized shares of common stock after reserves for all stock option plans.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – BUSINESS COMBINATION

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date). The notes totaling RMB6,250,000 (approximately $1,015,000) are payable one year from the closing date with interest at the rate of 5% per annum. Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system. The primary purpose of the acquisition was to acquire ownership of the developed product including CFDA clearance as well as these patents and intellectual property.

The operating results of Genwell from August 6, 2014 to December 31, 2014 are included in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.  The accompanying consolidated balance sheet at December 31, 2014 reflects the acquisition of Genwell effective August 6, 2014.

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

During the year ended December 31, 2014, the Company expensed $8,000 of acquisition-related legal costs.  The costs are included in the line item Selling, General & Administrative costs in the accompanying consolidated statements of operations and comprehensive income (loss).  The amounts of revenue and net loss of Genwell included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014 was $0 and $29,000, respectively.  Genwell is not expected to report future revenue as the sales of its principal product, MobiCareTM will be through Biox.  Genwell may engage in research and product development activities in the future.  The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Genwell had occurred January 1, 2013:

	(in thousands)
	Year ended	Year ended
	December 31, 2014	December 31, 2013
Revenue	$34,981	$32,890

Net income (loss)	1,048	(1,508)

Basic earnings (loss) per share	$0.01	$(0.01)

Diluted earnings (loss) per share	$0.01	$(0.01)

An adjustment was made to the unaudited pro forma financial information to reflect the acquisition-related costs in the year ended December 31, 2013.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q- INCOME TAXES

As of December 31, 2014, the recorded deferred tax assets were $18,544,000, reflecting a decrease of $497,000 during the year ended December 31, 2014, which was offset by a valuation allowance the same amount. The Company also recorded a net deferred tax liability of $112,000 as of December 31, 2014 and 2013, which arose from pre-acquisition FGE operations, primarily related to revenue recognized for book prior to recognition for tax.

The Company’s deferred tax assets are summarized as follows:

	(in thousands)
	December 31, 2014	December 31, 2013
Net operating loss carryforwards	$16,014	$17,155
Depreciation and amortization	219	136
Stock-based compensation	33	21
Allowance for doubtful accounts	14	66
Reserve for obsolete inventory	301	289
Tax credits	381	370
Expense accruals	315	175
Deferred revenue	1,267	829
Total gross deferred taxes	18,544	19,041
Valuation allowance	(18,544)	(19,041)
Net deferred tax assets	$-	$-

The activity in the valuation allowance is set forth below:

	(in thousands)
	2014	2013
Valuation allowance, January 1,	$19,041	$18,147
Change in valuation allowance	(497)	894
Valuation allowance, December 31,	$18,544	$19,041

At December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $40 million expiring at various dates from 2019 through 2033.  Approximately $0 million and $4.4 million of net operating loss carryforwards expired in the years ended December 31, 2014 and 2013, respectively.

Income tax expense for the year ended December 31, 2014 was $127,000 and consisted mainly of federal alternative minimum taxes and state taxes. The Company recorded an income tax benefit of $58,000 for the year ended December 31, 2013 arising from a Federal refund of $97,000 related to a prior period amended return, partially offset by $52,000 in foreign income tax expense.

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2014	December 31, 2013
	%	%
Federal statutory rate	34.00	34.00
State income taxes	6.00	6.00
Change in valuation allowance
relating to operations	-	-
Utilizations of net operating loss carryforward	(40.00)	(40.00)
Foreign taxes	2.28	4.32
Alternative minimum tax	4.28	(8.37)
Other	3.58	(0.77)
	10.14	(4.82)

The foreign tax effective rate decreased mainly due to lower taxable income at Biox.  The alternative minimum tax (AMT) rate increased due to the change from a taxable loss to taxable income in the year ended December 31, 2014, and to a Federal AMT refund on an amended prior period return recognized in the year ended December 31, 2013.

NOTE R- COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through June 30, 2015.  In December 2014, the Company concluded an additional amendment, effective January 1, 2015, extending the term through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on or after July 1, 2017.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

Facility Leases

On August 15, 2007, we sold our facility in Westbury, New York under a five-year leaseback agreement, which expired in August 2012.  In September 2012, the term of the lease was extended for an additional three years.  The Company also leases offices in New York City under a five-year agreement expiring May 2017.  FGE leases facilities in Wuxi, China, pursuant to leases expiring in December 2015 and March 2018, and a facility in Foshan, China, pursuant to a lease that expires in April 2016.

Vehicle Lease Agreement

In June 2011, the Company began taking deliveries under a closed-end master lease agreement for the provision of vehicles to the sales team of its Sales Representation segment.  Vehicles obtained under the terms of the agreement are leased generally for a 36-month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31,

	(in thousands)
	Vehicles	Facilities	Equipment	Total
2015	$288	$225	$34	$547
2016	206	96	12	314
2017	93	66	-	159
2018	-	12	-	12
2019	-	-	-	-
Total	$587	$399	$46	$1,032

Rental expense for all operating leases totaled approximately $620,000 and $646,000 for the years ended December 31, 2014 and 2013, respectively.

Employment Agreement

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, for a three-year term ending on March 14, 2014. The agreement was amended in 2013 to provide for a continuing three-year term, unless earlier terminated by the Company, but in no event can extend beyond March 14, 2019.  The Employment Agreement currently provides for annual compensation of $275,000.  Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2014 and 2013, the Company had and continues to have operations in China. Operating transactions in China are denominated in RMB, which is not freely convertible into foreign currencies.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions.  There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (VAT), corporate income tax, and social (payroll) taxes.  Regulations are often unclear.  Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest.  These facts create risks in China.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S- 401(K) PLAN

In April 1997, the Company adopted the Vasomedical, Inc. 401(k) Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment. Participants may make voluntary contributions to the plan up to 80% of their compensation. In the years ended December 31, 2014 and 2013 the Company made discretionary contributions of approximately $85,000 and $62,000, respectively, to match a percentage of employee contributions.