Form 10-Q
period 2015-03-31
VASOMEDICAL, INC
filed 2015-05-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at  May 8, 2015 – 166,450,370

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,269	$9,128
Short-term investments	109	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,361 at March 31,
2015 and $4,571 at December 31, 2014	5,025	15,273
Receivables due from related parties	76	21
Inventories, net	2,129	1,898
Deferred commission expense	2,416	2,200
Prepaid expenses and other current assets	440	363
Total current assets	25,464	28,994

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,443 at March 31, 2015 and $1,397 at December 31, 2014	242	266
GOODWILL	3,304	3,288
INTANGIBLES, net	2,668	2,826
OTHER ASSETS	4,620	5,617
	$36,298	$40,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$567	$462
Accrued commissions	1,151	2,247
Accrued expenses and other liabilities	3,366	5,627
Sales tax payable	199	247
Deferred revenue - current portion	11,400	9,882
Notes payable	164	163
Deferred tax liability, net	112	112
Notes payable due to related party	1,056	1,039
Total current liabilities	18,015	19,779

LONG-TERM LIABILITIES
Deferred revenue	10,053	12,650
Other long-term liabilities	705	811
Total long-term liabilities	10,758	13,461

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2015, and December 31, 2014	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
166,450,370 and 166,435,370 shares issued at March 31, 2015
and December 31, 2014, respectively; 156,142,283 and
156,127,283 shares outstanding at March 31, 2015 and
December 31, 2014, respectively	166	166
Additional paid-in capital	61,943	61,924
Accumulated deficit	(52,685)	(52,433)
Accumulated other comprehensive income	101	94
Treasury stock, at cost, 10,308,087 shares at March 31, 2015 and December 31, 2014	(2,000)	(2,000)
Total stockholders’ equity	7,525	7,751
	$36,298	$40,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
Revenues
Commissions	$6,390	$6,241
Equipment sales	719	483
Equipment rentals and services	344	367
Total revenues	7,453	7,091

Cost of revenues
Cost of commissions	1,523	1,602
Cost of equipment sales	175	144
Cost of equipment rentals and services	188	181
Total cost of revenues	1,886	1,927
Gross profit	5,567	5,164

Operating expenses
Selling, general and administrative	5,719	6,041
Research and development	134	213
Total operating expenses	5,853	6,254
Operating loss	(286)	(1,090)

Other income (expense)
Interest and other income, net	40	56
Total other income, net	40	56

Loss before income taxes	(246)	(1,034)
Income tax benefit (expense)	(6)	(10)
Net loss	(252)	(1,044)

Other comprehensive income
Foreign currency translation gain (loss)	7	(39)
Comprehensive loss	$(245)	$(1,083)

Loss per common share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	155,945	155,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2013	164,705	$165	(9,481)	$(1,755)	$61,508	$(53,561)	$108	$6,465
Repurchase of shares	-	-	(827)	(245)	-	-	-	(245)
Share-based compensation	1,280	1	-	-	389	-	-	390
Shares not issued for employee tax liability	-	-	-	-	(9)	-	-	(9)
Exercise of stock options	450	-	-	-	36	-	-	36
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net income	-	-	-	-	-	1,128	-	1,128
Balance at December 31, 2014	166,435	166	(10,308)	(2,000)	61,924	(52,433)	94	7,751
Share-based compensation	15	-	-	-	19	-	-	19
Foreign currency translation gain	-	-	-	-	-	-	7	7
Net loss	-	-	-	-	-	(252)	-	(252)
Balance at March 31, 2015 (unaudited)	166,450	$166	(10,308)	$(2,000)	$61,943	$(52,685)	$101	$7,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(252)	$(1,044)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	212	99
Loss from interest in joint venture	2	-
Provision for doubtful accounts and commission adjustments	9	(8)
Share-based compensation and arrangements	19	153
Changes in operating assets and liabilities:
Accounts and other receivables	10,240	8,194
Receivables due from related parties	(55)	-
Inventories, net	(227)	(225)
Deferred commission expense	(211)	(7)
Other current assets	(76)	3
Other assets	1,070	(184)
Accounts payable	105	147
Accrued commissions	(1,095)	(461)
Accrued expenses and other liabilities	(2,267)	(1,449)
Sales tax payable	(48)	(33)
Deferred revenue	(1,078)	(1,014)
Notes payable due to related party	18	-
Other long-term liabilities	(107)	25
Net cash provided by operating activities	6,259	4,196

Cash flows from investing activities
Purchases of equipment and software	(45)	(136)
Purchases of short-term investments	(38)	(40)
Redemption of short-term investments	40	40
Net cash used in investing activities	(43)	(136)

Cash flows from financing activities
Debt issuance costs	(60)	-
Net cash used in financing activities	(60)	-
Effect of exchange rate differences on cash and cash equivalents	(15)	(12)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,141	4,048
Cash and cash equivalents - beginning of period	9,128	7,961
Cash and cash equivalents - end of period	$15,269	$12,009

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$3	$-
Income taxes paid	$65	$13

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for prepaid directors' fees	$-	$175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of the joint venture, which began operations in January 2015.

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

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015. These unaudited condensed consolidated financial statements include the accounts of the companies over which we exercise control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for any other interim period or the full year.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its estimates and assumptions on an ongoing basis.

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended December 31, 2014, includes a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

Variable Interest Entities

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.  Biox is a Variable Interest Entity (VIE).

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which was included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of March 31, 2015	As of December 31, 2014
	(unaudited)
Cash and cash equivalents	$117	$159
Total assets	$1,083	$1,047
Total liabilities	$1,047	$878

	(in thousands)
	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Total net revenue	$371	$329

Net loss	$(135)	$(148)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

	(in thousands)
	As of or for the three months ended March 31, 2015 (unaudited)
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$6,390	$1,063	$-	$-	$7,453
Operating income (loss)	$1,087	$(635)	$(355)	$(383)	$(286)
Total assets	$11,142	$9,592	$159	$15,405	$36,298
Accounts and other receivables, net	$4,363	$576	$86	$-	$5,025
Deferred commission expense	$2,412	$-	$4	$-	$2,416
Other assets	$3,832	$715	$-	$73	$4,620

	As of or for the three months ended March 31, 2014 (unaudited)
	Sales Representation Segment	Equipment Segment	IT Segment	Corporate	Consolidated

Revenues from external customers	$6,241	$850	$-	$-	$7,091
Operating income (loss)	$523	$(1,082)	$-	$(531)	$(1,090)
Total assets	$10,209	$7,728	$-	$11,986	$29,923
Accounts and other receivables, net	$4,535	$846	$-	$-	$5,381
Deferred commission expense	$2,319	$-	$-	$-	$2,319
Other assets	$2,836	$432	$-	$13	$3,281

For the three months ended March 31, 2015 and 2014, GE Healthcare accounted for 86% and 88% of revenue, respectively, and $4.2 million or 85%, and $14.2 million or 93%, of accounts and other receivables at March 31, 2015 and December 31, 2014, respectively.

NOTE D – LOSS PER COMMON SHARE

 Basic loss per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, because the effect of their inclusion would be anti-dilutive.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	For the three months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Stock options	952	1,754
Common stock grants	390	875
	1,342	2,629

NOTE E – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of March 31, 2015 and December 31, 2014:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
				(unaudited)
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$14,666	$-	$-	$14,666

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,149	$-	$-	$8,149

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2015 and December 31, 2014:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	March 31, 2015	December 31, 2014
	(unaudited)

Trade receivables	$9,270	$19,734
Due from employees	116	110
Allowance for doubtful accounts and
commission adjustments	(4,361)	(4,571)
Accounts and other receivables, net	$5,025	$15,273

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

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2015	December 31, 2014
	(unaudited)

Raw materials	$592	$583
Work in process	691	679
Finished goods	846	636
	$2,129	$1,898

At March 31, 2015 and December 31, 2014, the Company maintained reserves for excess and obsolete inventory of $783,000 and $815,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $3,304,000 and $3,288,000 was recorded on the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively, pursuant to the acquisition of FGE in September 2011.  All of the goodwill was allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2014	$3,288
Foreign currency translation	16
Balance at March 31, 2015 (unaudited)	$3,304

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

	(in thousands)
	March 31, 2015	December 31, 2014
	(unaudited)
Patents and Technology
Costs	$2,478	$2,489
Accumulated amortization	(613)	(549)
	1,865	1,940

Customer lists
Costs	800	800
Accumulated amortization	(410)	(381)
	390	419

Software
Costs	986	962
Accumulated amortization	(573)	(495)
	413	467

	$2,668	$2,826

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $171,000 and $46,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE I – OTHER ASSETS

Other assets consist of the following at March 31, 2015 and December 31, 2014:

	(in thousands)
	March 31, 2015	December 31, 2014
	(unaudited)

Deferred commission expense - noncurrent	$2,493	$2,988
Trade receivables - noncurrent	1,612	2,171
Other	515	458
	$4,620	$5,617

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2015 and December 31, 2014:

	(in thousands)
	March 31, 2015	December 31, 2014
	(unaudited)

Accrued compensation	$433	$2,917
Accrued expenses - other	1,090	1,098
Other liabilities	1,843	1,612
	$3,366	$5,627

NOTE K- DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$22,532	$18,019
Additions:
Deferred extended service contracts	211	237
Deferred in-service and training	3	3
Deferred service arrangements	10	5
Deferred commission revenues	1,849	1,770
Recognized as revenue:
Deferred extended service contracts	(231)	(227)
Deferred in-service and training	(8)	(8)
Deferred service arrangements	(23)	(24)
Deferred commission revenues	(2,890)	(2,771)
Deferred revenue at end of period	21,453	17,004
Less: current portion	11,400	10,294
Long-term deferred revenue at end of period	$10,053	$6,710

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE L – RELATED-PARTY TRANSACTIONS

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 were billed by the firm through each of the three month periods ended March 31, 2015 and 2014, at which dates no amounts were outstanding.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  At March 31, 2015, approximately $55,000 was due from VSK for equipment the Company sold to it, and the Company’s minority interest in VSK’s loss from operations for the three months ended March 31, 2015 approximated $2,000 and is recorded in Interest and Other Income, net on the Company’s condensed consolidated statement of operations and comprehensive loss.

NOTE M – BUSINESS COMBINATION

On August 6, 2014 the Company acquired Genwell Instruments Co. Ltd (Genwell).  The following unaudited supplemental pro forma information presents the financial results as if the acquisition of Genwell had occurred January 1, 2013.

	(in thousands)
	Three months ended
	March 31, 2015	March 31, 2014
Revenue	$7,453	$7,091

Net loss	(252)	(1,173)

Basic and diluted loss per share	$(0.00)	$(0.01)

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

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 “Revenue from contracts with customers”, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  In April 2015 the FASB issued a proposal to defer the effective date for one year.  The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The standard is effective for fiscal periods beginning after December 31, 2015 and allows for early adoption.  The adoption of this statement will impact future presentation and disclosure of the Consolidated Financial Statements.

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

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of the shares of VSK.  VSK began operations in January 2015.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations – For the Three Months Ended March 31, 2015 and 2014

Total revenue for the three months ended March 31, 2015 and 2014 was $7,453,000 and $7,091,000, respectively, an increase of $362,000, or 5% year-over-year. Net loss for the three months ended March 31, 2015 and 2014 was $252,000 and $1,044,000, respectively, a decrease of $792,000, or 76%.  Our total net loss was $(0.00) and $(0.01) per basic and diluted common share for the three months ended March 31, 2015 and 2014, respectively.

Revenues

Commission revenues in the Sales Representation segment were $6,390,000 in the first quarter of 2015, as compared to $6,241,000 in the first quarter of 2014, an increase of 2%.  The increase in commission revenue in the first quarter of 2015 is due primarily to an increase in volume of equipment delivered by GEHC.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2015, $20,114,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,420,000 is long-term.  At March 31, 2014, $15,665,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,112,000 was long-term.

Revenue in our Equipment segment increased by $213,000, or 25%, to $1,063,000 for the three-month period ended March 31, 2015 from $850,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $236,000, or 49%, to $719,000 for the three-month period ended March 31, 2015 as compared to $483,000 for the same period in the prior year, resulting from increases in EECP® revenues as a result of higher sales volume, and in international sales by our China operations.

Vasomedical, Inc. and Subsidiaries

Equipment segment revenue from equipment rental and services decreased 6% to $344,000 in the first quarter of 2015 from $367,000 in the first quarter of 2014. Revenue from equipment rental and services represented 32% and 43% of total Equipment segment revenue in the first quarters of fiscal 2015 and fiscal 2014, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to lower field service and accessory part revenues, partially offset by increased service contract revenue..

Gross Profit

The Company had a gross profit of $5,567,000, or 75% of revenue, in the first quarter of 2015 compared to $5,164,000, or 73% of revenue, in the first quarter of the prior year, an increase of 8%.  The increase is principally due to higher gross profit margin in both our Sales Representation segment and our Equipment segment.

Sales Representation segment gross profit was $4,867,000, or 76% of the segment revenue, for the three months ended March 31, 2015 as compared to $4,639,000, or 74% of the segment revenue, for the three months ended March 31, 2014.  The increase in absolute dollars and margin percentage was due to higher equipment deliveries by GEHC during the first quarter of 2015 than in the same period last year, as well as lower commission expense in the first quarter of 2015.  Cost of commissions of $1,523,000 and $1,602,000, for the three months ended March 31, 2015 and 2014, respectively, reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit increased to $700,000, or 66% of Equipment segment revenues, for the first quarter of 2015 compared to $525,000, or 62% of Equipment segment revenues, for the same quarter of 2014.  Gross profit margin in the Equipment segment improved due to higher margin on EECP® equipment as a result of higher shipment volume during the quarter.

Operating Loss

Operating loss was $286,000 for the three months ended March 31, 2015 as compared to $1,090,000 for the three months ended March 31, 2014, a decrease of $804,000.  Included in this loss was a $355,000 operating loss in our IT segment which began operations in the third quarter of 2014.  During this period, there was also a $403,000 increase in gross profit and a $322,000 decrease in selling, general, and administrative costs.  Operating income in the Sales Representation segment increased by $564,000 to $1,087,000 as compared to $523,000 in the first quarter of the prior year, due mainly to higher gross margin combined with lower SG&A costs.  In addition, operating loss in the Equipment segment decreased by $447,000, or 41%, to $635,000 compared to $1,082,000 in the same quarter of the prior year, due primarily to $175,000 higher gross profit and $193,000 lower SG&A costs in the current year quarter.

SG&A expenses for the first quarter of 2015 and 2014 were $5,719,000, or 77% of revenues, and $6,041,000, or 85% of revenues, respectively, reflecting a decrease of $322,000 or approximately 5%. The decrease in SG&A expenditures in the first quarter of 2015 resulted primarily from having the annual national sales meeting of the Sales Representation segment in the second quarter of 2015 instead of the first quarter last year, a reduction in personnel and other costs in the Equipment segment, and lower corporate expenses, primarily accounting and directors’ fees, partially offset by costs incurred in the IT segment,

Research and development (“R&D”) expenses were $134,000, or 2% of revenues (13% of Equipment segment revenues), for the first quarter of 2015, a decrease of $79,000, or 37%, from $213,000, or 3% of revenues (25% of Equipment segment revenues), for the first quarter of 2014. The decrease is primarily attributable to the elimination of non-recurring costs in the first quarter of 2014 associated with the reclassification by FDA of our EECP® therapy system, as well as lower clinical grants in the first quarter of 2015.

Vasomedical, Inc. and Subsidiaries

Interest and Other Income, Net

Interest and other income, net for the first quarter of 2015 was $40,000 as compared to $56,000 for the first quarter of 2014. The decrease was due primarily to lower government grants received by our Chinese subsidiaries.

Income Tax Expense

During the first quarter of 2015 we recorded income tax expense of $6,000 as compared to income tax expense of $10,000 for the first quarter of 2014.  The decrease arose from lower tax expense at our Chinese subsidiaries.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2015, we had cash and cash equivalents of $15,269,000, short-term investments of $109,000 and working capital of $7,449,000 compared to cash and cash equivalents of $9,128,000, short-term investments of $111,000 and working capital of $9,215,000 at December 31, 2014.

Cash provided by operating activities was $6,259,000 during the first three months of 2015, which consisted of a net loss after adjustments to reconcile net loss to net cash of $10,000, offset by cash provided by operating assets and liabilities of $6,269,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $10,240,000, partially offset by decreases in deferred revenue of $1,078,000, accrued commissions of $1,095,000, and accrued expenses of $2,267,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014 resulting in significant cash inflows early in 2015.

Cash used in investing activities during the three-month period ended March 31, 2015 was $43,000, primarily for the purchase of equipment and software.

Cash used in financing activities during the three-month period ended March 31, 2015 was $60,000 for expenses incurred in debt issuance activities.

Liquidity

The Company expects to be profitable for the year ended December 31, 2015 and continue to generate positive cash flow through its existing sales representation operations, improved operating efficiency and growth in its China operations and by expanding its market presence and product portfolio.  The Company has reorganized its EECP® business model, both domestically and internationally, including the start of operations of the joint venture VSK Medical, to reduce costs and achieve profitability in this business.  The Company will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Date:  May 14, 2015