Form 10-Q
period 2015-06-30
VASOMEDICAL, INC
filed 2015-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 8, 2015 - 158,412,283

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,931	$9,128
Short-term investments	109	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,178 at June 30,
2015 and $4,571 at December 31, 2014	6,320	15,273
Receivables due from related parties	20	21
Inventories, net	2,168	1,898
Deferred commission expense	2,407	2,200
Prepaid expenses and other current assets	581	363
Total current assets	14,536	28,994

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$3,123 at June 30, 2015 and $1,397 at December 31, 2014	2,668	266
GOODWILL	22,618	3,288
INTANGIBLES, net	2,561	2,826
OTHER ASSETS	3,937	5,617
	$46,320	$40,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,571	$462
Accrued commissions	1,202	2,247
Accrued expenses and other liabilities	5,156	5,627
Sales tax payable	626	247
Deferred revenue - current portion	11,560	9,882
Notes payable - current portion	1,523	163
Deferred tax liability, net	112	112
Notes payable due to related party	1,070	1,039
Total current liabilities	24,820	19,779

LONG-TERM LIABILITIES
Notes payable	4,817	-
Deferred revenue	8,054	12,650
Other long-term liabilities	649	811
Total long-term liabilities	13,520	13,461

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2015, and December 31, 2014	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
168,710,370 and 166,435,370 shares issued at June 30, 2015
and December 31, 2014, respectively; 158,402,283 and
156,127,283 shares outstanding at June 30, 2015 and
December 31, 2014, respectively	169	166
Additional paid-in capital	62,181	61,924
Accumulated deficit	(52,495)	(52,433)
Accumulated other comprehensive income	125	94
Treasury stock, at cost, 10,308,087 shares at June 30, 2015 and December 31, 2014	(2,000)	(2,000)
Total stockholders’ equity	7,980	7,751
	$46,320	$40,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Professional sales services	$7,036	$6,684	$13,427	$12,926
Managed IT systems and services	2,811	-	2,811	-
Equipment sales and services	996	1,180	2,059	2,030
Total revenues	10,843	7,864	18,297	14,956

Cost of revenues
Cost of professional sales services	1,524	1,852	3,047	3,454
Cost of managed IT systems and services	1,613	-	1,613	-
Cost of equipment sales and services	378	530	741	854
Total cost of revenues	3,515	2,382	5,401	4,308
Gross profit	7,328	5,482	12,896	10,648

Operating expenses
Selling, general and administrative	6,985	5,482	12,704	11,523
Research and development	137	206	272	419
Total operating expenses	7,122	5,688	12,976	11,942
Operating income (loss)	206	(206)	(80)	(1,294)

Other income (expense)
Interest and financing costs	(89)	(2)	(117)	(3)
Interest and other income, net	80	46	147	101
Total other income (expense), net	(9)	44	30	98

Income (loss) before income taxes	197	(162)	(50)	(1,196)
Income tax expense	(6)	(14)	(12)	(24)
Net income (loss)	191	(176)	(62)	(1,220)

Other comprehensive income
Foreign currency translation gain (loss)	24	10	31	(30)
Comprehensive income (loss)	$215	$(166)	$(31)	$(1,250)

Income (loss) per common share
- basic	$0.00	$(0.00)	$(0.00)	$(0.01)
- diluted	$0.00	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding
- basic	156,258	155,320	156,102	155,386
- diluted	156,566	155,320	156,102	155,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2013	164,705	$165	(9,481)	$(1,755)	$61,508	$(53,561)	$108	$6,465
Repurchase of shares	-	-	(827)	(245)	-	-	-	(245)
Share-based compensation	1,280	1	-	-	389	-	-	390
Shares not issued for employee tax liability	-	-	-	-	(9)	-	-	(9)
Exercise of stock options	450	-	-	-	36	-	-	36
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net income	-	-	-	-	-	1,128	-	1,128
Balance at December 31, 2014	166,435	166	(10,308)	(2,000)	61,924	(52,433)	94	7,751
Share-based compensation	2,275	3	-	-	257	-	-	260
Foreign currency translation gain	-	-	-	-	-	-	31	31
Net loss	-	-	-	-	-	(62)	-	(62)
Balance at June 30, 2015 (unaudited)	168,710	$169	(10,308)	$(2,000)	$62,181	$(52,495)	$125	$7,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(62)	$(1,220)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	483	199
Provision for doubtful accounts and commission adjustments	61	4
Share-based compensation and arrangements	260	244
Changes in operating assets and liabilities:
Accounts and other receivables	10,429	6,030
Receivables due from related parties	1	-
Inventories, net	(354)	(297)
Deferred commission expense	(207)	15
Other current assets	(115)	(119)
Other assets	1,859	(1,276)
Accounts payable	(43)	(117)
Accrued commissions	(1,092)	137
Accrued expenses and other liabilities	(1,268)	(966)
Sales tax payable	(32)	(51)
Deferred revenue	(2,918)	(307)
Notes payable due to related party	31	-
Other long-term liabilities	(199)	162
Net cash provided by operating activities	6,834	2,438

Cash flows from investing activities
Purchases of equipment and software	(188)	(205)
Purchases of short-term investments	(38)	(40)
Redemption of short-term investments	40	40
Acquisition of NetWolves	(18,000)	-
Cash acquired through purchase of NetWolves	733	-
Investment in VSK	(100)
Net cash used in investing activities	(17,553)	(205)

Cash flows from financing activities
Repurchase of common stock	-	(207)
Repayment of notes payable	(21)	-
Proceeds from note payable	4,550	-
Net cash provided by (used in) financing activities	4,529	(207)
Effect of exchange rate differences on cash and cash equivalents	(7)	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,197)	2,025
Cash and cash equivalents - beginning of period	9,128	7,961
Cash and cash equivalents - end of period	$2,931	$9,986

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$15	$-
Income taxes paid	$66	$19

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$3	$5
Common shares issued for prepaid directors' fees	$-	$175

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

In August 2014, the Company, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone), acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

In May 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, “NetWolves”). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement.  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.  NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR Agreement with GEHC, as well as the opportunity to expand NetWolves’ existing services to the healthcare IT market.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT and NetWolves operations report under the IT segment.

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensd or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with:

1)
The audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015.

2)
The audited consolidated financial statements of NetWolves, LLC and related notes thereto included in the Form 8-K/A filed with the SEC on August 12, 2015.  The operating results of NetWolves from May 29, 2015 to June 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2015.

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

Significant Accounting Policies

Note B of the Notes to Consolidated Financial Statements, included in the Annual Report on Form 10-K for the year ended December 31, 2014, and Note B of the Notes to Consolidated Financial Statements for the year ended December 31, 2014, included on Form 8-K/A, include a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which was included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of June 30, 2015 (unaudited)	As of December 31, 2014
Cash and cash equivalents	$157	$159
Total assets	$1,014	$1,047
Total liabilities	$1,065	$878

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$454	$429	$825	$758

Net (loss) income	$(87)	$110	$(223)	$(230)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

The Company views its business in three segments – the Sales Representation segment, the Equipment segment, and the IT segment.  The Sales Representation segment operates through the Vaso Diagnostics subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp.  Operations in the IT segment began in the third quarter of 2014.  The Equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.

The chief operating decision maker is the Company’s Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income.  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended June 30, 2015 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$7,036	$2,811	$996	$-	$10,843
Operating income (loss)	$1,794	$(366)	$(676)	$(546)	$206
Total assets	$10,421	$25,205	$9,385	$1,309	$46,320
Accounts and other receivables, net	$4,421	$1,399	$500	$-	$6,320
Deferred commission expense	$2,388	$19	$-	$-	$2,407
Other assets	$3,098	$51	$675	$113	$3,937

	As of or for the three months ended June 30, 2014 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$6,684	$-	$1,180	$-	$7,864
Operating income (loss)	$1,021	$-	$(875)	$(352)	$(206)
Total assets	$13,144	$-	$8,052	$10,036	$31,232
Accounts and other receivables, net	$6,585	$-	$941	$-	$7,526
Deferred commission expense	$2,297	$-	$-	$-	$2,297
Other assets	$4,066	$-	$1,164	$13	$5,243

	As of or for the six months ended June 30, 2015 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$13,427	$2,811	$2,059	$-	$18,297
Operating income (loss)	$2,880	$(721)	$(1,311)	$(928)	$(80)
Total assets	$10,421	$25,205	$9,385	$1,309	$46,320
Accounts and other receivables, net	$4,421	$1,399	$500	$-	$6,320
Deferred commission expense	$2,388	$19	$-	$-	$2,407
Other assets	$3,098	$51	$675	$113	$3,937

	As of or for the six months ended June 30, 2014 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$12,926	$-	$2,030	$-	$14,956
Operating income (loss)	$1,544	$-	$(1,955)	$(883)	$(1,294)
Total assets	$13,144	$-	$8,052	$10,036	$31,232
Accounts and other receivables, net	$6,585	$-	$941	$-	$7,526
Deferred commission expense	$2,297	$-	$-	$-	$2,297
Other assets	$4,066	$-	$1,164	$13	$5,243

For the three months ended June 30, 2015 and 2014, GE Healthcare accounted for 65% and 85% of revenue, respectively.  For the six months ended June 30, 2015 and 2014, GE Healthcare accounted for 73% and 86% of revenue, respectively, and $4.3 million or 68%, and $14.2 million or 93%, of accounts and other receivables at June 30, 2015 and December 31, 2014, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE D – EARNINGS (LOSS) PER COMMON SHARE

 Basic earnings (loss) per common share is computed as earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	156,258	155,320	156,102	155,386
Dilutive effect of share-based compensation	308	-	-	-
Diluted weighted average shares outstanding	156,566	155,320	156,102	155,386

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	335	1,754	935	1,754
Common stock grants	125	775	2,873	775
	460	2,529	3,808	2,529

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

The following tables present information about the Company’s assets measured at fair value as of June 30, 2015 and December 31, 2014:
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Assets				(unaudited)
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$2	$-	$-	$2

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,149	$-	$-	$8,149

The fair values of the Company’s cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2015 and December 31, 2014:
	(in thousands)
	June 30, 2015	December 31, 2014
	(unaudited)
Trade receivables	$10,374	$19,734
Due from employees	124	110
Allowance for doubtful accounts and
commission adjustments	(4,178)	(4,571)
Accounts and other receivables, net	$6,320	$15,273

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$588	$583
Work in process	688	679
Finished goods	892	636
	$2,168	$1,898

At June 30, 2015 and December 31, 2014, the Company maintained reserves for excess and obsolete inventory of $791,000 and $815,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $22,618,000 and $3,288,000 was recorded on the Company’s condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively, of which $19,303,000, allocated to the IT segment, resulted from  the acquisition of NetWolves in May 2015.  The remaining $3,315,000 of goodwill is allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2014	$3,288
Foreign currency translation	27
Acquisition of NetWolves	19,303
Balance at June 30, 2015 (unaudited)	$22,618

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	June 30, 2015	December 31, 2014
	(unaudited)
Patents and Technology
Costs	$2,467	$2,489
Accumulated amortization	(678)	(549)
	1,789	1,940

Customer lists
Costs	800	800
Accumulated amortization	(438)	(381)
	362	419

Software
Costs	1,054	962
Accumulated amortization	(644)	(495)
	410	467

	$2,561	$2,826

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively.  Amortization expense amounted to $164,000 and $335,000 for the three and six months ended June 30, 2015, respectively, and $50,000 and $96,000 for the three and six months ended June 30, 2014, respectively.

NOTE I – OTHER ASSETS

Other assets consist of the following at June 30, 2015 and December 31, 2014:

	(in thousands)
	June 30, 2015	December 31, 2014
	(unaudited)
Deferred commission expense - noncurrent	$2,121	$2,988
Trade receivables - noncurrent	1,186	2,171
Other	630	458
	$3,937	$5,617

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2015 and December 31, 2014:

	(in thousands)
	June 30, 2015	December 31, 2014
	(unaudited)
Accrued compensation	$1,536	$2,917
Accrued expenses - other	1,313	1,098
Other liabilities	2,307	1,612
	$5,156	$5,627

NOTE K- DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$21,453	$17,004	$22,532	$18,019
Additions:
Deferred extended service contracts	94	309	305	546
Deferred in-service and training	3	13	5	15
Deferred service arrangements	5	25	15	30
Deferred commission revenues	1,481	3,614	3,330	5,384
Recognized as revenue:
Deferred extended service contracts	(214)	(220)	(445)	(448)
Deferred in-service and training	(3)	(8)	(10)	(15)
Deferred service arrangements	(20)	(23)	(43)	(46)
Deferred commission revenues	(3,185)	(3,002)	(6,075)	(5,773)
Deferred revenue at end of period	19,614	17,712	19,614	17,712
Less: current portion	11,560	9,183	11,560	9,183
Long-term deferred revenue at end of period	$8,054	$8,529	$8,054	$8,529

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – DEBT

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC (“MedTech”) pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves.  MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, $250,000 of which was provided by a director and a director’s spouse.  Subsequent to June 30, 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.

The Notes bear interest at an annual rate of 9%, matures on May 29, 2019, may be prepaid without penalty, and is subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Note and as a result, MedTech was granted a subordinated security interest in the Company’s assets.

NOTE M – BUSINESS COMBINATION

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, “NetWolves”) for $18,000,000 (the “Purchase Price”). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of the Note to MedTech.  The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves’ existing services to the healthcare IT market.

The operating results of NetWolves from May 29, 2015 to June 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2015.  The accompanying condensed consolidated balance sheet at June 30, 2015 reflects the acquisition of NetWolves effective May 29, 2015.

In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at May 29, 2015 (the acquisition date).  The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values as follows:

(in thuosands)
Cash and cash equivalents	$733
Accounts receivable and other current assets	1,638
Other assets	50
Property and equipment	2,359
Accounts payable and other current liabilities	(4,382)
Long term debt	(1,701)
Goodwill	19,303
Total	$18,000

During the three months ended June 30, 2015, the Company expensed $100,000 of acquisition-related legal costs and incurred $60,000 in debt issue costs.  The legal costs are included in the line item Selling, General & Administrative costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  The debt issue costs are recorded as a reduction to long term notes payable in the accompanying condensed consolidated balance sheet at June 30, 2015.  The amounts of revenue and net income of NetWolves included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for both the three and six months ended June 30, 2015 was $2,763,000 and $150,000, respectively.  The goodwill is expected to be deductible for tax purposes.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Genwell and NetWolves had occurred January 1, 2013, and January 1, 2014, respectively.

	(in thousands)
	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$16,088	$15,070	$31,449	$29,431

Net income (loss)	580	(160)	517	(1,061)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

NOTE N – RELATED-PARTY TRANSACTIONS

One of the Company’s directors, Peter Castle, was the Chief Executive Officer and President of NetWolves, LLC.  Another of the Company’s directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company’s board of directors negotiated the Purchase Price on an arm’s length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Purchase Agreement.

The Company obtained an opinion regarding the fairness of the Purchase Price for the NetWolves entities from a reputable, independent third-party investment banking firm.  $14,200,000 of the Purchase Price was paid for by cash on hand, and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note sold to MedTech.  Of the $4,550,000 borrowed from MedTech at June 30, 2015, $2,200,000 was provided by six of our directors, or members of their families.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $60,000 and $120,000 were billed by the firm through the three and six month periods ended June 30, 2015, respectively, at which date $20,000 was outstanding.  Fees of approximately $60,000 and $120,000 were billed by the firm through the three and six month periods ended June 30, 2014, respectively, at which date no amounts were outstanding.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  At June 30, 2015, the Company had contributed $100,000 to VSK, and no amounts were due from VSK for equipment the Company sold to it. VSK earned approximately $50,000 and $46,000 for the three and six months ended June 30, 2015, respectively.  Under the terms of the agreement, the Company’s accrues no interest in VSK’s income in the years ending December 31, 2015, 2016 and 2017 unless certain performance targets are achieved.  For the six months ended June 30, 2015 such targets had not been achieved.

NOTE O – COMMITMENTS AND CONTINGENCIES

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

NOTE P - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 “Revenue from contracts with customers”, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption, with early adoption permitted as of January 1, 2017.  The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The standard is effective for fiscal periods beginning after December 31, 2015 and allows for early adoption.  The Company has early adopted this statement for the six months ended June 30, 2015, resulting in $60,000 in debt issue costs initially deducted from the MedTech debt and $1,250 amortized to interest expense.

NOTE Q – SUBSEQUENT EVENTS

In July 2015, the lending institution extended the Company’s NetWolves subsidiary's $2.0 million line of credit and increased the maximum borrowings to $3.0 million.  Advances under the line, which expires on August 26, 2016, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and the guaranty of Vasomedical, Inc.

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

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of the shares of VSK.  VSK began operations in January 2015.  The Company contributed $100,000 in cash to VSK during the six months ended June 30, 2015.

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

Vasomedical, Inc. and Subsidiaries

In August 2014, the Company, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone), acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.

In May 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, “NetWolves”). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement.  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.  NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR Agreement with GEHC, as well as the opportunity to expand NetWolves’ existing services to the healthcare IT market.  The operating results of NetWolves from May 29, 2015 to June 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2015.

We report the operations of Vasomedical Global Corp. and Vasomedical Solutions, Inc. under our Equipment segment.  Vaso Diagnostics activities are included under our Sales Representation segment.  VasoHealthcare IT and NetWolves operations report under the IT segment.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 30, 2015.

Results of Operations – For the Three Months Ended June 30, 2015 and 2014

Total revenue for the three months ended June 30, 2015 and 2014 was $10,843,000 and $7,864,000, respectively, representing an increase of $2,979,000, or 38% year-over-year.  The revenue increase was primarily due to $2,811,000 in revenue in the IT segment, of which $2,763,000 resulted from the acquisition of NetWolves.  Net income (loss) for the three months ended June 30, 2015 and 2014 was $191,000 and $(176,000), respectively, an improvement of $367,000, or 209%.  Our total net income (loss) was $0.00 and $(0.00) per basic and diluted common share for the three months ended June 30, 2015 and 2014, respectively.

Revenues

Commission revenues in the Sales Representation segment were $7,036,000 in the second quarter of 2015, an increase of 5%, as compared to $6,684,000 in the second quarter of 2014.  The increase in commission revenues in the second quarter of 2015 was due primarily to higher commission rates on equipment delivered by GEHC during the quarter, partially offset by a 2% decrease in such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2015, $18,410,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,508,000 was long-term.  At June 30, 2014, $16,277,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,864,000 was long-term.

Vasomedical, Inc. and Subsidiaries

Revenue in our Equipment segment decreased by $184,000, or 16%, to $996,000 for the three-month period ended June 30, 2015 compared to the same period of the prior year.  Equipment segment revenue from equipment sales decreased by $116,000, or 15%, to $654,000 for the three-month period ended June 30, 2015 as compared to the same period in the prior year, resulting from decreases in EECP® revenues as a result of lower sales volume, partially offset by increases in international sales by our China operations.

Equipment segment revenue from equipment rental and services decreased 17% to $342,000 in the second quarter of 2015 from $410,000 in the second quarter of 2014. Revenue from equipment rental and services represented 34% and 35% of total Equipment segment revenue in the second quarters of fiscal 2015 and fiscal 2014, respectively.  The decrease in revenue generated from equipment rentals and services is due to lower field service, accessory part, and service contract revenues.

Gross Profit

The Company had a gross profit of $7,328,000, or 68% of revenue, in the second quarter of 2015 compared to $5,482,000, or 70% of revenue, in the second quarter of the prior year, an increase of $1,846,000, or 34%.  The increase is principally due to $1,198,000 in gross profit in the IT segment, of which $1,192,000 resulted from the acquisition of NetWolves, and higher revenues and gross profit margin in the Sales Representation segment.

Sales Representation segment gross profit was $5,512,000, or 78% of the segment revenue, for the three months ended June 30, 2015 as compared to $4,832,000, or 72% of the segment revenue, for the three months ended June 30, 2014.  The increase in absolute dollars and margin percentage was due to higher commission rates during the second quarter of 2015 than in the same period last year, as well as lower commission expense in the second quarter of 2015.  Cost of commissions of $1,524,000 and $1,852,000, for the three months ended June 30, 2015 and 2014, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $618,000, or 62% of Equipment segment revenues, for the second quarter of 2015 compared to $650,000, or 55% of Equipment segment revenues, for the same quarter of 2014.  Gross profit margin in the Equipment segment improved due to higher mix of sales by Chinese operations, which have higher margins, and manufacturing cost reductions in the U.S.

Operating Income (Loss)

Operating income was $206,000 for the three months ended June 30, 2015, compared to an operating loss of $206,000 for the three months ended June 30, 2014, an improvement of $412,000. During this period, there was a $1,846,000 increase in gross profit and a $1,503,000 increase in selling, general, and administrative costs.  Operating income in the Sales Representation segment increased by $773,000 to $1,794,000, compared to $1,021,000 in the second quarter of the prior year, due mainly to a higher gross margin combined with lower SG&A costs.  In addition, operating loss in the Equipment segment decreased by $199,000, or 23%, to $676,000 compared to $875,000 in the same quarter of the prior year, due primarily to $248,000 lower SG&A costs in the current year quarter.   Our IT segment had an operating loss of $366,000 in the second quarter of 2015.  This loss was reduced by a $150,000 operating profit from the one month of  NetWolves operations included in this quarter.  We anticipate that the operating profit in this segment will improve with the NetWolves operations and increases in revenue in our GEHC VAR business.

SG&A expenses for the second quarter of 2015 and 2014 were $6,985,000, or 64% of revenues, and $5,482,000, or 70% of revenues, respectively, reflecting an increase of $1,503,000 or approximately 27%. The increase in SG&A expenditures in the second quarter of 2015 resulted primarily from $1,560,000 in costs attributable to the IT segment in 2015 mainly due to the inclusion of NetWolves operations during the quarter, and higher corporate expenses, primarily legal and directors’ fees, partially offset by lower costs in the Sales Representation and Equipment segments due to reduced headcounts.

Research and development (“R&D”) expenses were $137,000, or 1% of revenues (14% of Equipment segment revenues), for the second quarter of 2015, a decrease of $69,000, or 33%, from $206,000, or 3% of revenues (17% of Equipment segment revenues), for the second quarter of 2014. The decrease is primarily attributable to lower clinical grants in the second quarter of 2015.

Vasomedical, Inc. and Subsidiaries

Interest and Other Income (Expense)

Interest and other income (expense) for the second quarter of 2015 was $(9,000) as compared to $44,000 for the second quarter of 2014. The change from income to expense was due primarily to higher interest expense associated with the Genwell and NetWolves acquisitions.

Income Tax Expense

During the second quarter of 2015 we recorded income tax expense of $6,000 as compared to income tax expense of $14,000 for the second quarter of 2014.  The decrease arose from lower tax expense at our Chinese subsidiaries.

Results of Operations – For the Six Months Ended June 30, 2015 and 2014

Total revenue for the six months ended June 30, 2015 and 2014 was $18,297,000 and $14,956,000, respectively, representing an increase of $3,341,000, or 22% year-over-year.  The revenue increase was primarily due to $2,811,000 in revenue in the IT segment, of which $2,763,000 resulted from the acquisition of NetWolves.  Net loss for the six months ended June 30, 2015 and 2014 was $62,000 and $1,220,000, respectively, a decrease of $1,158,000, or 95%.  Our total net loss was $(0.00) and $(0.01) per basic and diluted common share for the six months ended June 30, 2015 and 2014, respectively.

Revenues

Commission revenues in the Sales Representation segment were $13,427,000 in the first half of 2015, an increase of 4% from $12,926,000 in the first half of 2014.  The increase in commission revenue in the first half of 2015 is due to increases in both commission rate earned and volume of equipment delivered by GEHC during the period.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2015, $18,410,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,508,000 is long-term.  At June 30, 2014, $16,277,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,864,000 was long-term.

Revenue in our Equipment segment increased by $29,000, or 1%, to $2,059,000 for the six-month period ended June 30, 2015 from $2,030,000 for the same period of the prior year.  Equipment segment revenue from equipment sales increased by $119,000, or 9%, to $1,373,000 for the six-month period ended June 30, 2015 as compared to $1,254,000 for the same period in the prior year, resulting from increases in international sales by our China operations, partially offset by decreases in EECP® revenues as a result of lower sales volume.

Equipment segment revenue from equipment rental and services decreased 12% to $686,000 in the first two quarters of 2015 from $776,000 in the first two quarters of 2014. Revenue from equipment rental and services represented 33% and 38% of total Equipment segment revenue in the first two quarters of fiscal 2015 and fiscal 2014, respectively.  The decrease in revenue generated from equipment rentals and services is due primarily to lower field service and accessory part revenues.

Gross Profit

The Company had a gross profit of $12,896,000, or 70% of revenue, in the first two quarters of 2015 compared to $10,648,000, or 71% of revenue, in the first two quarters of the prior year, an increase of $2,248,000, or 21%.  The increase is principally due to $1,198,000 in gross profit in the IT segment, of which $1,192,000 resulted from the acquisition of NetWolves, and higher gross profit margin in both our Sales Representation segment and our Equipment segment.

Sales Representation segment gross profit was $10,380,000, or 77% of the segment revenue, for the six months ended June 30, 2015 as compared to $9,472,000, or 73% of the segment revenue, for the six months ended June 30, 2014.  The increase in absolute dollars and margin percentage was due to higher commission rates, and higher equipment deliveries by GEHC during the first six months of 2015 than in the same period last year, coupled with lower commission expense in the first six months of 2015.  Cost of commissions of $3,047,000 and $3,454,000, for the six months ended June 30, 2015 and 2014, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vasomedical, Inc. and Subsidiaries

Equipment segment gross profit increased to $1,318,000, or 64% of Equipment segment revenues, for the first two quarters of 2015 compared to $1,176,000, or 58% of Equipment segment revenues, for the same period of 2014.  Gross profit margin in the Equipment segment improved due to higher mix of sales by Chinese operations, which have higher margins, and manufacturing cost reductions in the U.S.

Operating Loss

Operating loss was $80,000 for the six months ended June 30, 2015 as compared to $1,294,000 for the six months ended June 30, 2014, a decrease of $1,214,000 or 94%.  Included in this loss was a $721,000 operating loss in our IT segment which began operations in the third quarter of 2014.  During the six months ended June 30, 2015, there was also a $2,248,000 increase in gross profit partially offset by a $1,181,000 increase in selling, general, and administrative costs.  Operating income in the Sales Representation segment increased by $1,336,000 to $2,880,000 as compared to $1,544,000 in the first half of the prior year, due mainly to higher gross margin combined with lower SG&A costs.  In addition, operating loss in the Equipment segment decreased by $644,000, or 33%, to $1,311,000 compared to $1,955,000 in the same period of the prior year, due primarily to $142,000 higher gross profit and $356,000 lower SG&A costs in the current year period.

SG&A expenses for the first two quarters of 2015 and 2014 were $12,704,000, or 69% of revenues, and $11,523,000, or 77% of revenues, respectively, reflecting an increase of $1,181,000 or approximately 10%. The increase in SG&A expenditures in the first two quarters of 2015 resulted primarily from $1,918,000 in costs attributable to the IT segment in 2015, and higher corporate expenses, primarily legal fees, partially offset by lower costs in the Sales Representation and Equipment segments due to reduced headcounts.

Research and development (“R&D”) expenses were $272,000, or 1% of revenues (13% of Equipment segment revenues), for the first half of 2015, a decrease of $147,000, or 35%, from $419,000, or 3% of revenues (21% of Equipment segment revenues), for the first half of 2014. The decrease is primarily attributable to the elimination of non-recurring costs in the first half of 2014 associated with the reclassification by FDA of our EECP® therapy system, as well as lower clinical grants in the first half of 2015.

Interest and Other Income (Expense)

Interest and other income (expense) for the first two quarters of 2015 was $30,000 as compared to $98,000 for the first two quarters of 2014. The decrease was due primarily to higher interest expense associated with the Genwell and NetWolves acquisitions.

Income Tax Expense

During the first two quarters of 2015 we recorded income tax expense of $12,000 as compared to income tax expense of $24,000 for the same period of 2014.  The decrease arose from lower tax expense at our Chinese subsidiaries.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and the proceeds from notes issued to MedTech.  At June 30, 2015, we had cash and cash equivalents of $2,931,000, short-term investments of $109,000 and negative working capital of $10,221,000 compared to cash and cash equivalents of $9,128,000, short-term investments of $111,000 and working capital of $9,215,000 at December 31, 2014.  $9,153,000 of the negative working capital at June 30, 2015 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Vasomedical, Inc. and Subsidiaries

Cash provided by operating activities was $6,834,000 during the first six months of 2015, which consisted of a net loss after adjustments to reconcile net loss to net cash of $742,000 and cash provided by operating assets and liabilities of $6,092,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $10,429,000, partially offset by decreases in deferred revenue of $2,918,000, accrued commissions of $1,092,000, and accrued expenses of $1,268,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014 resulting in significant cash inflows early in 2015.

Cash used in investing activities during the six-month period ended June 30, 2015 was $17,553,000, of which $17,267,000, net of cash acquired, was used for the acquisition of NetWolves, $100,000 was invested in the VSK joint venture, and $188,000 was used for the purchase of equipment and software.

Cash provided by financing activities during the six-month period ended June 30, 2015 was $4,550,000 through the issuance of notes to MedTech, partially offset $21,000 in repayments of notes issued for equipment purchases.

Liquidity

The Company expects to be profitable for the year ended December 31, 2015 and to continue to generate positive cash flow through its existing sales representation operations, from the operations of NetWolves, and improved operating efficiency and growth in its China operations and by expanding its market presence and product portfolio.  The Company has reorganized its EECP® business model, both domestically and internationally, including the start of operations of the joint venture VSK Medical, intended to reduce costs and achieve profitability in this business.  The Company will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and to expand its sales representation business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Vasomedical, Inc. and Subsidiaries

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

Date:  August 14, 2015