Form 10-Q
period 2015-09-30
VASOMEDICAL, INC
filed 2015-11-13
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASOMEDICAL, INC.

(Exact name of registrant as specified in its charter)
Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

137 Commercial Street, Suite 200, Plainview, New York  11803
(Address of principal executive offices)

Registrant’s Telephone Number	(516) 997-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 8, 2015 – 158,412,283

Vasomedical, Inc. and Subsidiaries

INDEX
PART I – FINANCIAL INFORMATION	3

ITEM 1 - FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2015 (unaudited) and December 31, 2014	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited) for the Three and Nine Months Ended September 30, 2015 and 2014	4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Nine Months Ended September 30, 2015 (unaudited) and the Year Ended December 31, 2014	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the Nine Months Ended September 30, 2015 and 2014	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 4 - CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION	25

ITEM 6 – EXHIBITS	25

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,928	$9,128
Short-term investments	109	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,265 at September 30,
2015 and $4,571 at December 31, 2014	8,732	15,273
Receivables due from related parties	106	21
Inventories, net	1,950	1,898
Deferred commission expense	2,583	2,200
Prepaid expenses and other current assets	515	363
Total current assets	15,923	28,994

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$2,745 at September 30, 2015 and $1,397 at December 31, 2014	2,928	266
GOODWILL	22,582	3,288
INTANGIBLES, net	2,447	2,826
OTHER ASSETS	3,504	5,617
	$47,384	$40,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,604	$462
Accrued commissions	1,746	2,247
Accrued expenses and other liabilities	4,259	5,627
Sales tax payable	612	247
Deferred revenue - current portion	11,174	9,882
Notes payable - current portion	1,654	163
Deferred tax liability, net	112	112
Notes payable due to related party	997	1,039
Total current liabilities	24,158	19,779

LONG-TERM LIABILITIES
Notes payable	5,007	-
Deferred revenue	8,576	12,650
Other long-term liabilities	539	811
Total long-term liabilities	14,122	13,461

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2015, and December 31, 2014	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
168,720,370 and 166,435,370 shares issued at September 30, 2015 and December 31, 2014, respectively; 158,412,283 and
156,127,283 shares outstanding at September 30, 2015 and
December 31, 2014, respectively	169	166
Additional paid-in capital	62,222	61,924
Accumulated deficit	(51,267)	(52,433)
Accumulated other comprehensive income	(20)	94
Treasury stock, at cost, 10,308,087 shares at September 30, 2015 and December 31, 2014	(2,000)	(2,000)
Total stockholders’ equity	9,104	7,751
	$47,384	$40,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Professional sales services	$7,584	$6,409	$21,010	$19,335
Managed IT systems and services	8,800	-	11,611	-
Equipment sales and services	1,017	1,234	3,077	3,264
Total revenues	17,401	7,643	35,698	22,599

Cost of revenues
Cost of professional sales services	1,701	1,828	4,748	5,282
Cost of managed IT systems and services	5,308	-	6,921	-
Cost of equipment sales and services	542	440	1,283	1,294
Total cost of revenues	7,551	2,268	12,952	6,576
Gross profit	9,850	5,375	22,746	16,023

Operating expenses
Selling, general and administrative	8,355	5,344	21,059	16,867
Research and development	158	180	430	599
Total operating expenses	8,513	5,524	21,489	17,466
Operating income (loss)	1,337	(149)	1,257	(1,443)

Other income (expense)
Interest and financing costs	(148)	-	(265)	(1)
Interest and other income, net	79	52	225	151
Total other income (expense), net	(69)	52	(40)	150

Income (loss) before income taxes	1,268	(97)	1,217	(1,293)
Income tax expense	(38)	(26)	(51)	(50)
Net income (loss)	1,230	(123)	1,166	(1,343)

Other comprehensive income
Foreign currency translation (loss) gain	(145)	2	(114)	(28)
Comprehensive income (loss)	$1,085	$(121)	$1,052	$(1,371)

Income (loss) per common share
- basic	$0.01	$(0.00)	$0.01	$(0.01)
- diluted	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding
- basic	157,288	155,186	156,502	155,319
- diluted	157,782	155,186	156,868	155,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2013	164,705	165	(9,481)	(1,755)	61,508	(53,561)	108	6,465
Repurchase of shares	-	-	(827)	(245)	-	-	-	(245)
Share-based compensation	1,280	1	-	-	389	-	-	390
Shares not issued for employee tax liability	-	-	-	-	(9)	-	-	(9)
Exercise of stock options	450	-	-	-	36	-	-	36
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net income	-	-	-	-	-	1,128	-	1,128
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,285	3	-	-	298	-	-	301
Foreign currency translation loss	-	-	-	-	-	-	(114)	(114)
Net income	-	-	-	-	-	1,166	-	1,166
Balance at September 30, 2015 (unaudited)	168,720	$169	(10,308)	$(2,000)	$62,222	$(51,267)	$(20)	$9,104
								.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$1,166	$(1,343)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	783	290
Loss on disposal of fixed assets	-	39
Provision for doubtful accounts and commission adjustments	109	(1)
Share-based compensation and arrangements	301	320
Changes in operating assets and liabilities:
Accounts and other receivables	7,860	6,396
Receivables due from related parties	(85)
Inventories, net	(221)	(332)
Deferred commission expense	(382)	(75)
Other current assets	(53)	(123)
Other assets	2,274	(1,639)
Accounts payable	(5)	(72)
Accrued commissions	(548)	(55)
Accrued expenses and other liabilities	(2,129)	(1,203)
Sales tax payable	(68)	(48)
Deferred revenue	(2,782)	218
Notes payable due to related party	(42)	-
Other long-term liabilities	(299)	214
Net cash provided by operating activities	5,879	2,586

Cash flows from investing activities
Purchases of equipment and software	(619)	(227)
Purchases of short-term investments	(38)	(40)
Redemption of short-term investments	40	40
Acquisition of Genwell	-	(1,136)
Cash acquired through purchase of Genwell	-	113
Acquisition of Netwolves	(18,000)	-
Cash acquired through purchase of Netwolves	733	-
Investment in VSK	(100)	-
Net cash used in investing activities	(17,984)	(1,250)

Cash flows from financing activities
Net borrowings on revolving line of credit	136	-
Repurchase of common stock	-	(244)
Repayment of notes payable	(83)	-
Proceeds from note payable	4,800	-
Net cash provided by (used in) financing activities	4,853	(244)
Effect of exchange rate differences on cash and cash equivalents	52	1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,200)	1,093
Cash and cash equivalents - beginning of period	9,128	7,961
Cash and cash equivalents - end of period	$1,928	$9,054

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$66	$-
Income taxes paid	$130	$48

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$138	$5
Note issued for acquisition	$-	$1,017

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

2)
The audited consolidated financial statements of NetWolves, LLC and related notes thereto included in the Form 8-K/A filed with the SEC on August 12, 2015.  The operating results of NetWolves from May 29, 2015 to September 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2015.

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of September 30, 2015	As of December 31, 2014
	(unaudited)
Cash and cash equivalents	$119	$159
Total assets	$1,037	$1,047
Total liabilities	$1,040	$878

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$358	$368	$1,183	$1,126

Net income (loss)	$24	$(152)	$(199)	$(382)

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of or for the three months ended September 30, 2015 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$7,584	$8,800	$1,017	$-	$17,401
Operating income (loss)	$2,586	$(187)	$(582)	$(480)	$1,337
Total assets	$11,408	$24,642	$9,293	$2,041	$47,384
Accounts and other receivables, net	$5,663	$2,253	$816	$-	$8,732
Deferred commission expense	$2,533	$50	$-	$-	$2,583
Other assets	$2,720	$51	$623	$110	$3,504

	As of or for the three months ended September 30, 2014 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$6,409	$-	$1,234	$-	$7,643
Operating income (loss)	$723	$(82)	$(405)	$(385)	$(149)
Total assets	$13,341	$2	$9,909	$9,067	$32,319
Accounts and other receivables, net	$6,376	$-	$791	$-	$7,167
Deferred commission expense	$2,388	$-	$-	$-	$2,388
Other assets	$4,402	$-	$3,170	$13	$7,585

	As of or for the nine months ended September 30, 2015 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$21,010	$11,611	$3,077	$-	$35,698
Operating income (loss)	$5,466	$(908)	$(1,893)	$(1,408)	$1,257
Total assets	$11,408	$24,642	$9,293	$2,041	$47,384
Accounts and other receivables, net	$5,663	$2,253	$816	$-	$8,732
Deferred commission expense	$2,533	$50	$-	$-	$2,583
Other assets	$2,720	$51	$623	$110	$3,504

	As of or for the nine months ended September 30, 2014 (unaudited)
	Sales Representation Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$19,335	$-	$3,264	$-	$22,599
Operating income (loss)	$2,267	$(82)	$(2,361)	$(1,267)	$(1,443)
Total assets	$13,341	$2	$9,909	$9,067	$32,319
Accounts and other receivables, net	$6,376	$-	$791	$-	$7,167
Deferred commission expense	$2,388	$-	$-	$-	$2,388
Other assets	$4,402	$-	$3,170	$13	$7,585

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended September 30, 2015 and 2014, GE Healthcare accounted for 44% and 84% of revenue, respectively.  For the nine months ended September 30, 2015 and 2014, GE Healthcare accounted for 59% and 86% of revenue, respectively, and $5.5 million or 63%, and $14.2 million or 93%, of accounts and other receivables at September 30, 2015 and December 31, 2014, respectively.

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

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	157,288	155,186	156,502	155,319
Dilutive effect of share-based compensation	494	-	366	-
Diluted weighted average shares outstanding	157,782	155,186	156,868	155,319

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	300	1,402	300	1,402
Common stock grants	-	490	-	490
	300	1,892	300	1,892

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2015 and December 31, 2014:

	(in thousands)
	September 30, 2015	December 31, 2014
	(unaudited)
Trade receivables	$12,792	$19,734
Due from employees	205	110
Allowance for doubtful accounts and
commission adjustments	(4,265)	(4,571)
Accounts and other receivables, net	$8,732	$15,273

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$475	$583
Work in process	626	679
Finished goods	849	636
	$1,950	$1,898

At September 30, 2015 and December 31, 2014, the Company maintained reserves for excess and obsolete inventory of $673,000 and $815,000, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $22,582,000 and $3,288,000 was recorded on the Company’s condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively, of which $19,406,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $3,176,000 of goodwill is allocated to the Company’s Equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2014	$3,288
Foreign currency translation	(112)
Acquisition of Netwolves	19,406
Balance at September 30, 2015 (unaudited)	$22,582

The Company’s other intangible assets consist of capitalized patent costs, customer lists and software costs, as follows:

	(in thousands)
	September 30, 2015	December 31, 2014
	(unaudited)
Patents and Technology
Costs	$2,441	$2,489
Accumulated amortization	(742)	(549)
	1,699	1,940

Customer lists
Costs	800	800
Accumulated amortization	(467)	(381)
	333	419

Software
Costs	1,133	962
Accumulated amortization	(718)	(495)
	415	467

	$2,447	$2,826

Patents, customer lists, and software are included in other assets in the accompanying condensed consolidated balance sheets and are amortized on a straight line basis over their estimated useful lives of ten, seven, and five years, respectively. Amortization expense amounted to $167,000 and $502,000 for the three and nine months ended September 30, 2015, respectively, and $50,000 and $146,000 for the three and nine months ended September 30, 2014, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – OTHER ASSETS

Other assets consist of the following at September 30, 2015 and December 31, 2014:

	(in thousands)
	September 30, 2015	December 31, 2014
	(unaudited)
Deferred commission expense - noncurrent	$1,845	$2,988
Trade receivables - noncurrent	1,026	2,171
Other	633	458
	$3,504	$5,617

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2015 and December 31, 2014:

	(in thousands)
	September 30, 2015	December 31, 2014
	(unaudited)
Accrued compensation	$1,344	$2,917
Accrued expenses - other	1,292	1,098
Other liabilities	1,623	1,612
	$4,259	$5,627

NOTE J- DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$19,614	$17,712	$22,532	$18,019
Additions:
Deferred extended service contracts	160	244	465	791
Deferred in-service and training	5	13	10	28
Deferred service arrangements	10	28	25	58
Deferred commission revenues	3,516	3,457	6,847	8,840
Recognized as revenue:
Deferred extended service contracts	(209)	(207)	(654)	(654)
Deferred in-service and training	-	(10)	(10)	(25)
Deferred service arrangements	(15)	(26)	(58)	(72)
Deferred commission revenues	(3,331)	(2,975)	(9,407)	(8,749)
Deferred revenue at end of period	19,750	18,236	19,750	18,236
Less: current portion	11,174	9,158	11,174	9,158
Long-term deferred revenue at end of period	$8,576	$9,078	$8,576	$9,078

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – DEBT

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC (“MedTech”) pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, $250,000 of which was provided by a director and a director’s relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.

The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets.

In July 2015, NetWolves' lending institution extended its $2.0 million line of credit and increased the maximum borrowings to $3.0 million.  Advances under the line, which expires on August 26, 2016, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vasomedical, Inc.  At September 30, 2015, the Company had drawn approximately $1.2 million against the line.

NOTE L – BUSINESS COMBINATION

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, “NetWolves”) for $18,000,000 (the “Purchase Price”). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of the Note to MedTech (See Note K).  The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves’ existing services to the healthcare IT market.

The operating results of NetWolves from May 29, 2015 to September 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2015.  The accompanying condensed consolidated balance sheet at September 30, 2015 reflects the acquisition of NetWolves effective May 29, 2015.

In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at May 29, 2015 (the acquisition date).  The purchase price was initially allocated based on the information then available, and certain amounts were adjusted after revisions of certain preliminary estimates.  The Company expects additional measurement period adjustments will be recorded after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and current measurement period adjustments as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As initially reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$733	$-	$733
Accounts receivable and other current assets	1,638	(103)	1,535
Other assets	50	-	50
Property and equipment	2,359	-	2,359
Accounts payable and other current liabilities	(4,382)	-	(4,382)
Long term debt	(1,701)	-	(1,701)
Goodwill and other intangibles	19,303	103	19,406
Total	$18,000	$-	$18,000

During the nine months ended September 30, 2015, the Company expensed $100,000 of acquisition-related legal costs and incurred $60,000 in debt issue costs.  The legal costs are included in the line item Selling, General & Administrative costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  The debt issue costs are recorded as a reduction to long term notes payable in the accompanying condensed consolidated balance sheet at September 30, 2015.  The amounts of revenue and net income of NetWolves included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $8,707,000 and $227,000, respectively, for the three months ended September 30, 2015, and $11,470,000 and $377,000, respectively, for the nine months ended September 30, 2015.  The goodwill is expected to be deductible for tax purposes.

The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Genwell and NetWolves had occurred January 1, 2013, and January 1, 2014, respectively.

	(in thousands)
	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$17,401	$15,101	$48,850	$44,532

Net income (loss)	1,353	(2)	1,584	(1,397)

Basic earnings (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

Diluted earnings (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

NOTE M – RELATED-PARTY TRANSACTIONS

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

The Company obtained an opinion regarding the fairness of the Purchase Price for the NetWolves entities from a reputable, independent third-party investment banking firm.  $14,200,000 of the Purchase Price was paid for by cash on hand, and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note sold to MedTech.  Of the $4,800,000 borrowed from MedTech at September 30, 2015, $2,200,000 was provided by six of our directors or members of their families.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 and $213,000 were billed by the firm for the three and nine month periods ended September 30, 2015, respectively, at which date no amounts were outstanding.  Fees of approximately $60,000 and $180,000 were billed by the firm for the three and nine month periods ended September 30, 2014, respectively, at which date no amounts were outstanding.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  At September 30, 2015, the Company had contributed $100,000 to VSK, and $86,000 was due from VSK for equipment and services the Company billed to it. VSK earned approximately $97,000 and $143,000 for the three and nine months ended September 30, 2015, respectively.  Under the terms of the agreement, the Company’s accrues no interest in VSK’s income in the years ending December 31, 2015, 2016 and 2017 unless certain performance targets are achieved.  For the nine months ended September 30, 2015 such targets had not been achieved.

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

NOTE O - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” (Topic 606).  The amendments in this ASU defer the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” for all entities by one year.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The standard is effective for fiscal periods beginning after December 31, 2015 and allows for early adoption.  The Company has early adopted this statement for the nine months ended September 30, 2015, resulting in $60,000 in debt issue costs initially deducted from the MedTech debt and $5,000 amortized to interest expense.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-period Adjustments”, which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The standard is effective for fiscal periods beginning after December 15, 2015 and allows for early adoption.  The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; uncertainties about the acceptance of a novel therapeutic modality by the medical community; continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (PSK) of Chongqing, China, the leading manufacturer of ECP therapy systems in China, to form a joint venture company, VSK Medical Limited (VSK), for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of the shares of VSK.  VSK began operations in January 2015.  The Company contributed $100,000 in cash to VSK during the nine months ended September 30, 2015.

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

In May 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, “NetWolves”). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement.  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.  NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR Agreement with GEHC, as well as the opportunity to expand NetWolves’ existing services to the healthcare IT market.  The operating results of NetWolves from May 29, 2015 to September 30, 2015 are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2015.

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

Results of Operations – For the Three Months Ended September 30, 2015 and 2014

Total revenue for the three months ended September 30, 2015 and 2014 was $17,401,000 and $7,643,000, respectively, representing an increase of $9,758,000, or 128% year-over-year.  The revenue increase was primarily due to $8,800,000 in revenue in the IT segment, of which $8,707,000 resulted from the operations of NetWolves.  Net income for the three months ended September 30, 2015 was $1,230,000, compared to a net loss of $123,000 for the three months ended September 30, 2014, representing an improvement of $1,353,000.  Our total net income (loss) was $0.01 and $(0.00) per basic and diluted common share for the three months ended September 30, 2015 and 2014, respectively.

Vasomedical, Inc. and Subsidiaries
Revenues

Commission revenues in the Sales Representation segment were $7,584,000 in the third quarter of 2015, an increase of 18%, as compared to $6,409,000 in the third quarter of 2014.  The increase in commission revenues in the third quarter of 2015 was due primarily to higher commission rates on equipment delivered by GEHC during the quarter, as well as a 9% increase in such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2015, $18,595,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,068,000 was long-term.  At September 30, 2014, $16,760,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,359,000 was long-term.

Revenue in the IT segment for the three months ended September 30, 2015 was $8,800,000 compared to $0 revenue for the three months ended September 30, 2014, virtually all the increase resulting from the acquisition of NetWolves.

Revenue in our Equipment segment decreased by $217,000, or 18%, to $1,017,000 for the three-month period ended September 30, 2015 compared to the same period of the prior year.  The decrease was principally due to a decrease in  EECP® revenues and international sales by our China operations as a result of lower sales volume, offset by a small increase in field service and service contract revenue.

Gross Profit

The Company had a gross profit of $9,850,000, or 57% of revenue, in the third quarter of 2015 compared to $5,375,000, or 70% of revenue, in the third quarter of the prior year, an increase of $4,475,000, or 83%.  The increase is principally due to $3,492,000 in gross profit in the IT segment, of which $3,483,000 resulted from the acquisition of NetWolves, and higher revenues and gross profit margin in the Sales Representation segment.

Sales Representation segment gross profit was $5,883,000, or 78% of the segment revenue, for the three months ended September 30, 2015 as compared to $4,581,000, or 71% of the segment revenue, for the three months ended September 30, 2014.  The increase in absolute dollars and margin percentage was due to higher delivery volume and commission rates during the third quarter of 2015 than in the same period last year, as well as lower commission expense in the third quarter of 2015.  Cost of commissions of $1,701,000 and $1,828,000, for the three months ended September 30, 2015 and 2014, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due to lower commission expenses in the third quarter 2015 compared to the same period in 2014.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

IT segment gross profit for the three months ended September 30, 2015 was $3,492,000 compared to $0 gross profit for the three months ended September 30, 2014, virtually all the increase resulting from the acquisition of NetWolves.

Equipment segment gross profit decreased to $475,000, or 47% of Equipment segment revenues, for the third quarter of 2015 compared to $794,000, or 64% of Equipment segment revenues, for the same quarter of 2014.  Gross profit margin in the Equipment segment decreased due mainly to lower average selling prices and higher inventory obsolescence costs.

Operating Income (Loss)

Operating income was $1,337,000 for the three months ended September 30, 2015, compared to an operating loss of $149,000 for the three months ended September 30, 2014, an improvement of $1,486,000. During the third quarter of 2015, there was a $4,475,000 increase in gross profit and a $3,011,000 increase in selling, general, and administrative costs.  Operating income in the Sales Representation segment increased by $1,863,000 to $2,586,000, compared to $723,000 in the third quarter of the prior year, due mainly to a higher gross margin combined with lower SG&A costs.  In addition, operating loss in the Equipment segment increased by $177,000, or 44%, to $582,000 compared to $405,000 in the same quarter of the prior year, due primarily to $319,000 lower gross profit, partially offset by $120,000 lower SG&A costs in the current year quarter.  Our IT segment had an operating loss of $187,000 in the third quarter of 2015.  This loss was reduced by a $237,000 operating profit from NetWolves operations.  We anticipate that the operating profit in this segment will improve with the NetWolves operations and increases in revenue in our GEHC VAR business.

SG&A expenses for the third quarter of 2015 and 2014 were $8,355,000, or 48% of revenues, and $5,344,000, or 70% of revenues, respectively, reflecting an increase of $3,011,000 or approximately 56%. The increase in SG&A expenditures in the third quarter of 2015 resulted primarily from $3,679,000 in costs attributable to the IT segment in 2015 mainly due to the inclusion of NetWolves operations during the quarter, and higher corporate expenses, primarily accounting fees, partially offset by lower costs in the Sales Representation and Equipment segments.

Vasomedical, Inc. and Subsidiaries

Research and development (“R&D”) expenses were $158,000, or 1% of revenues (16% of Equipment segment revenues), for the third quarter of 2015, a decrease of $22,000, or 12%, from $180,000, or 2% of revenues (15% of Equipment segment revenues), for the third quarter of 2014. The decrease is primarily attributable to lower clinical grants in the third quarter of 2015.

Interest and Other Income (Expense)

Interest and other income (expense) for the third quarter of 2015 was $(69,000) as compared to $52,000 for the third quarter of 2014. The change from income to expense was due primarily to higher interest expense from debt associated with the Genwell and NetWolves acquisitions.

Income Tax Expense

During the third quarter of 2015 we recorded income tax expense of $38,000 as compared to income tax expense of $26,000 for the third quarter of 2014.  The increase arose from higher Federal income tax expense partially offset by lower tax expense at our Chinese subsidiaries.

Results of Operations – For the Nine Months Ended September 30, 2015 and 2014

Total revenue for the nine months ended September 30, 2015 and 2014 was $35,698,000 and $22,599,000, respectively, representing an increase of $13,099,000, or 58% year-over-year.  The revenue increase was primarily due to $11,611,000 in revenue in the IT segment, of which $11,470,000 resulted from the operations of NetWolves.  Net income (loss) for the nine months ended September 30, 2015 and 2014 was $1,166,000 and $(1,343,000), respectively, representing an improvement of $2,509,000.  Our total net income (loss) was $0.01 and $(0.01) per basic and diluted common share for the nine months ended September 30, 2015 and 2014, respectively.

Revenues

Commission revenues in the Sales Representation segment were $21,010,000 in the first nine months of 2015, an increase of 9% from $19,335,000 in the first nine months of 2014.  The increase in commission revenue in the first nine months of 2015 is due to increases in both commission rate earned and volume of equipment delivered by GEHC during the period.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in the IT segment for the nine months ended September 30, 2015 was $11,161,000 compared to $0 revenue for the nine months ended September 30, 2014, virtually all the increase resulting from the inclusion of four months of NetWolves results.

Revenue in our Equipment segment decreased by $187,000, or 6%, to $3,077,000 for the nine-month period ended September 30, 2015 from $3,264,000 for the same period of the prior year.  The decrease was due to decreases in EECP® revenues as a result of lower average selling prices, partially offset both by higher EECP® sales volume, and by increases in international sales by our China operations, and a decrease in service and accessory part revenue.

Gross Profit

The Company had a gross profit of $22,746,000, or 64% of revenue, in the first three quarters of 2015 compared to $16,023,000, or 71% of revenue, in the first three quarters of the prior year, an increase of $6,723,000, or 42%.  The increase is principally due to $4,690,000 in gross profit in the IT segment, of which $4,669,000 resulted from the inclusion of NetWolves operations for the four months after the acquisition, and higher gross profit margin in our Sales Representation segment.

Sales Representation segment gross profit was $16,262,000, or 77% of the segment revenue, for the nine months ended September 30, 2015 as compared to $14,053,000, or 73% of the segment revenue, for the nine months ended September 30, 2014.  The increase in absolute dollars and margin percentage was due to higher commission rates, and higher equipment deliveries by GEHC during the first nine months of 2015 than in the same period last year, coupled with lower commission expenses in the first nine months of 2015.  Cost of commissions of $4,748,000 and $5,282,000, for the nine months ended September 30, 2015 and 2014, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due to lower commission expenses in the nine-month period ended September 30, 2015 compared to the same period in 2014. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vasomedical, Inc. and Subsidiaries

IT segment gross profit for the nine months ended September 30, 2015 was $4,690,000 compared to $0 gross profit for the nine months ended September 30, 2014, virtually all the increase resulting from the inclusion of four months of NetWolves results.

Equipment segment gross profit decreased to $1,794,000, or 58% of Equipment segment revenues, for the first three quarters of 2015 compared to $1,970,000, or 60% of Equipment segment revenues, for the same period of 2014.  Gross profit margin in the Equipment segment decreased due mainly to lower average selling prices and higher inventory obsolescence costs.

Operating Income (Loss)

Operating income was $1,257,000 for the nine months ended September 30, 2015 as compared to a loss of $1,443,000 for the nine months ended September 30, 2014, an improvement of $2,700,000.  Partially offsetting the operating income in the nine months ended September 30, 2015 was an operating loss of $908,000 in our IT segment, as compared to a $82,000 operating loss for this segment in the same period of 2014. The IT segment began operations in the third quarter of 2014.  During the nine months ended September 30, 2015, there was a $6,723,000 increase in gross profit partially offset by a $4,192,000 increase in selling, general, and administrative costs.  Operating income in the Sales Representation segment increased by $3,199,000 to $5,466,000 as compared to $2,267,000 in the first nine months of the prior year, due mainly to higher gross margin combined with lower SG&A costs.  In addition, operating loss in the Equipment segment decreased by $468,000, or 20%, to $1,893,000 compared to $2,361,000 in the same period of the prior year, due primarily to $476,000 lower SG&A costs and $169,000 lower R&D costs in the current year period.

SG&A expenses for the first three quarters of 2015 and 2014 were $21,059,000, or 59% of revenues, and $16,867,000, or 75% of revenues, respectively, reflecting an increase of $4,192,000 or approximately 25%. The increase in SG&A expenditures in the first three quarters of 2015 resulted primarily from $5,597,000 in costs attributable to the IT segment in 2015, primarily resulting from the NetWolves operations, and higher corporate expenses, primarily legal and accounting fees, partially offset by lower costs in the Sales Representation and Equipment segments.

Research and development (“R&D”) expenses were $430,000, or 1% of revenues (14% of Equipment segment revenues), for the first nine months of 2015, a decrease of $169,000, or 28%, from $599,000, or 3% of revenues (18% of Equipment segment revenues), for the first nine months of 2014. The decrease is primarily attributable to non-recurring costs in the first nine months of 2014, not incurred in 2015, associated with the reclassification by FDA of our EECP® therapy system, as well as lower clinical grants in the first nine months of 2015.

Interest and Other Income (Expense)

Interest and other income (expense) for the first three quarters of 2015 was $(40,000) as compared to $150,000 for the first three quarters of 2014. The change from income to expense was due primarily to higher interest expense from debt associated with the Genwell and NetWolves acquisitions.

Income Tax Expense

During the first three quarters of 2015 we recorded income tax expense of $51,000 as compared to income tax expense of $50,000 for the same period of 2014.  The increase arose from higher Federal tax expense, largely offset by lower tax expense at our Chinese subsidiaries.

Vasomedical, Inc. and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and the proceeds from notes issued to MedTech.  At September 30, 2015, we had cash and cash equivalents of $1,928,000, short-term investments of $109,000 and negative working capital of $8,235,000 compared to cash and cash equivalents of $9,128,000, short-term investments of $111,000 and working capital of $9,215,000 at December 31, 2014.  $8,591,000 in negative working capital at September 30, 2015 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $5,879,000 during the first nine months of 2015, compared to $2,586,000 for the same period in 2014, which consisted of net income after adjustments to reconcile net income to net cash of $2,356,000 and cash provided by operating assets and liabilities of $3,520,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $7,860,000, partially offset by decreases in deferred revenue of $2,782,000, accrued expenses of $2,129,000, and accrued commissions of $548,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014, resulting in significant cash inflows early in 2015.

Cash used in investing activities during the nine-month period ended September 30, 2015 was $17,984,000, of which $17,267,000, net of cash acquired, was used for the acquisition of NetWolves, $100,000 was invested in the VSK joint venture, and $619,000 was used for the purchase of equipment and software.

Cash provided by financing activities during the nine-month period ended September 30, 2015 was $4,800,000 through the issuance of notes to MedTech and $136,000 in borrowings on our line of credit, partially offset by $83,000 in repayments of notes issued for equipment purchases.

Liquidity

The Company expects to be profitable for the year ending December 31, 2015 and to continue to generate positive cash flow through its existing sales representation operations, from the operation of NetWolves, and improved operating efficiency and growth in its China operations and by expanding its market presence and product portfolio.  The Company has reorganized its EECP® business model, both domestically and internationally, including the start of operations of the joint venture VSK Medical, intended to reduce costs and achieve profitability in this business.  The Company will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and will look to expand its sales representation business.

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

Vasomedical, Inc. and Subsidiaries

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

Date:  November 13, 2015