Form 10-K
period 2015-12-31
VASOMEDICAL, INC
filed 2016-03-30
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18105

VASOMEDICAL, INC.
(Exact name of registrant as specified in Its Charter)

Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

137 Commercial Street, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 997-4600
Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $17.1 million based on the closing sales price of the common stock as quoted on the OTC PK on June 30, 2015.

At March 25, 2016, the number of shares outstanding of the issuer's common stock was 158,441,802.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASOMEDICAL, INC.

EXHIBITS

Exhibit 31 - Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32 - Certifications of Periodic Report

PART I

ITEM 1 – BUSINESS
Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreements; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas;  and the risk factors reported from time to time in the Company's SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries.

General Overview

Vasomedical, Inc. principally operates in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•
Professional sales service segment (formerly the sales representation segment), operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for large OEMs into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves"), to address a major issue facing the healthcare IT industry.  It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division.  Its current offering includes:

•	Managed diagnostic imaging applications (national channel partner of GEHC IT).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).
•	Managed security services (IBM's first security white label partner).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with General Electric Healthcare ("GEHC"), which is the healthcare business division of the General Electric Company ("GE"), to exploit the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

VasoHealthcare has built a team of approximately 90 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development manufacturing, and sales operations of medical devices acquired by the Company.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offering consists of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders .
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems, used for non-invasive, outpatient treatment for ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost effectively create and market its proprietary technology. It works with a global distribution network of channel partners, as well as a global joint venture arrangement, to sell its products.

Historical Background

Vasomedical, Inc. was incorporated in Delaware in July 1987. For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select General Electric Company ("GE") diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015 and again in 2014 to December 31, 2018.

In June 2014, the Company began its IT segment business by concluding the Value Added Reseller Agreement ("VAR Agreement") with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp. ("VHC IT"), was formed to conduct the healthcare IT business.

In May 2015, the Company further expanded its IT segment business by acquiring all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves"), pursuant to an Asset Purchase Agreement.  NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR Agreement with GEHC, and is engaged in expanding NetWolves' existing services to the healthcare IT market.

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone").  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, and the MobiCare™ patient monitoring device.

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of VSK, which commenced operations in January 2015.

Management

The Company currently bases its headquarters in Plainview, Long Island, NY and maintains an office in Manhattan, NY.  Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Chief Operating Officer ("COO"), and Vice President of Finance and Treasurer.

The management of our IT segment including its sales and marketing efforts is led by the COO of the Company, who is also the President of  NetWolves, which is based in Tampa, FL.  Our VasoHealthcare IT VAR business is led by the General Manager of the business unit and supported by several software solution sales and implementation specialists.  The unit works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

In the professional sales services segment, we sell GEHC diagnostic imaging products to our assigned market through a nationwide team of sales employees led by several regional managers who report to the Vice President of National Sales as well as to the President of VasoHealthcare. The operation is supported by in-house administrative, analytic and other support staff, as well as applicable GEHC employees.

The equipment segment is directly supervised by the CEO of the Company. Sales and marketing efforts in the domestic market are led by a vice president of national sales and service at Vasomedical Solutions, and the managers of our China subsidiaries are in charge of the production of all our proprietary products and marketing and sales in the international markets.  We historically have marketed our EECP® systems internationally through distributors in various countries throughout Europe, the Middle East, Africa, Asia and Latin America. This distribution structure has been realigned with our partner's via the joint venture VSK Medical.  We sell our Biox™ series ambulatory monitoring systems and related products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

Competition

In the U.S. diagnostic imaging market, our main competitors are Siemens, Philips, Toshiba, and Hologic. Key competitive factors in the market include price, quality, finance availability, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. GEHC is a leading competitor in this market.

In the IT segment, our primary competitors in the healthcare IT VAR business are Agfa Healthcare, McKesson, Philips, Carestream Health and other independent software providers. Key competitive factors are brand recognition, quality, radiology workflow solutions, scalability and service and support capability.  We are able to capitalize on the brand recognition of GEHC, a leader in healthcare software solutions.  In the managed network services business our primary competition includes, but is not limited to, organizations whom have a presence in most of the major markets for the following products and services; network services, managed services, security services and healthcare applications. Several of those competitors are; Verizon, AT&T, CenturyLink, IBM and Cisco Resellers, Siemens, Epic, small regional IT integrators and large company internal IT departments.

Though we believe that we are the industry leader of external counterpulsation technology, our competitors in our EECP® business are Renew Group Pte. Ltd and Scottcare Cardiovascular Solutions in the United States, and internationally PSK-Health Sci-Tech Development Co., Ltd., with which we have formed a joint venture to co-market external counterpulsation products in the international market.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength.  The Biox™ series is among few from China with CE Mark certification, CFDA approval, US FDA clearances as well as Health Canada listing, which are among the most important qualifications to market and sell the products around the world.

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

Compliance with Regulations in the United States

The Company has received appropriate US FDA premarket notification (510(k)) clearance for all its products marketed and sold in the United States, including all EECP® therapy systems and Biox™ ambulatory monitoring systems and analysis and report software.  We continue to seek US FDA clearance or approval for new products prior to their introduction to the US market.

We are subject to other US FDA regulations that apply prior to and after a product is commercially released.  We also are subject to periodic and random inspections by the US FDA for compliance with the current Good Manufacturing Practice, or cGMP, requirements and Quality System Regulation.  The US FDA also enforces post-marketing controls that include the requirement to submit medical device reports to the agency when a manufacturer becomes aware of information suggesting that any adverse events are related to its marketed products.  The FDA relies on medical device reports to identify product problems and utilizes these reports to determine, among other things, whether it should exercise its enforcement powers.  The FDA also may require post-market surveillance studies for specified devices.

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

Foreign Regulation

In most countries to which we seek to export our medical devices, a local regulatory clearance must be obtained.  The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.  Vasomedical's medical devices, including EECP® systems and Biox™ series products, are all manufactured in accordance with ISO 13485, the international standard for medical devices.  All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agencia Nacional de Vigilancia Sanitaria (ANVISA) approval for Brazil, and Health Canada license for Canada.

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

Patient Privacy

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information.  The U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and the regulation was finalized in October 2002.  Currently, the HIPAA privacy rule affects us only indirectly in that patient data that we access, collect and analyze may include protected health information.  Additionally, we have signed some Business Associate Agreements with Covered Entities that contractually bind us to protect private health information, consistent with the HIPAA privacy rule's requirements.  We do not expect the costs and impact of the HIPAA privacy rule to be material to our business.

Regulations in the IT Business

As a reseller of telecommunication services and network solutions provider, our products and services are subject to federal, state and local regulations. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation to safeguard the confidentiality of customer proprietary network information, as well as the obligation to maintain specialized records and file reports with the Federal Communications Commission  and state regulatory authorities. While we believe we are in compliance with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance.

The Federal Communications Commission ("FCC") exercises jurisdiction over services and regulates interstate and international communications in all 50 states, the District of Columbia and U.S territories. As an independent U.S. government agency overseen by Congress, the commission is the United States' primary authority for communications laws, regulation and technological innovation.

We maintain Certificates of Public Convenience and Necessity in all 50 states which enable us to provide services within each state. We are therefore subject to regulation from the Public Utility Commissions in each state.

Strategic Plan and Objectives
Our short- and long-term plans for the growth of the Company and to increase stockholder value are:
•	Continue to expand our product and service offerings as well as market penetration of our healthcare IT business.
•	Expand our managed network services business into the healthcare market through our healthcare IT business and through the introduction of additional functionality to our existing capabilities.
•
Build our brand name in the healthcare provision middle market with the goal of establishing our technology platform and managed services methodology as the standard for secure, efficient use of equipment and applications ecosystems.

•
Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.

•	Maintain and grow our equipment business by continuing to align the cost structure with revenue growth and increasing our efforts to grow international sales of all our device offerings.
•	Continue to seek partnership and acquisition opportunities.

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
Intellectual Properties

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in EECP®, Biox™ and MobiCare™ products.

We own eleven US patents including eight utility patents and three design patents that expire at various times through 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names "EECP", "AngioNew", "Natural Bypass", "Vasomedical", "Vasomedical EECP", "VasoGlobal", "VasoSolutions", "VasoHealthcare".

Through our China-based subsidiaries, we own fourteen invention, utility and design patents that expire at various time through 2024, as well as twelve software copyright certificates in China related to ECG and blood pressure data analysis and reporting.  We also have eight registered trademarks in China for our products.

Through our Netwolves subsidiary we hold a patent for Secure and Remote Monitoring Management ("SRM") and we hold trademarks "NetWolves", "SRM", and "Wolfpac".

There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance.  As with any patented technology, litigation could be necessary to protect our patent position.  Such litigation can be costly and time-consuming, and there can be no assurance that we will be successful.

Employees

As of December 31, 2015, we employed 281 full-time persons, of which 17 are employed through our facility in Plainview, New York, 82 through VasoHealthcare, 10 through VasoHealthcare IT, 103 through our Netwolves operations, and 69 in our China operations.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts its manufacturing activities primarily through LET and Biox facilities in China, while maintaining certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems.  LET manufactures EECP® systems and Biox manufactures ambulatory monitoring devices and other medical devices.

All manufacturing operations are conducted under the cGMP requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 standard, the international quality standard for medical device manufacturers.  We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive and can apply CE marking to all of our current product models.  Lastly, we are certified to comply with the requirements of the Canadian Medical Device Regulations (CMDR).  All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

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

Our ability to achieve and sustain profitability is dependent on many factors, primarily being the sufficient and timely generation and recognition of revenue in our professional sales services segment, attaining profitability in our  IT segment, the success of our marketing, sales and cost reduction efforts in the equipment segment, as well as the success of our other strategic initiatives, including our China acquisitions.

Risks Related to Our Business

We currently derive a significant amount of our revenue from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015.  In December 2014, the agreement was extended again through December 31, 2018, subject to earlier termination under certain circumstances including the right by GEHC to terminate without cause with certain conditions on or after July 1, 2017.

A significant amount of our revenue and net income arise from activities under this contract.  Moreover, our growth depends partially on the territories, customer segments and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintaining a positive relationship with GEHC.  There is no assurance that the agreement will be renewed before it expires or terminated prior to its expiration pursuant to its termination provisions.  Should GEHC terminate or not renew the agreement, it would have a material adverse effect on our financial condition and results of operations.

We face competition from other companies and technologies.

In all segments of our business we compete with other companies that market technologies, products and services in the global marketplace.  We do not know whether these companies, or other potential competitors who may succeed in developing technologies, products or services that are more efficient or effective than those offered by us, and that would render our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

We depend on management and other key personnel.

We are dependent on a limited number of key management and technical personnel.  The loss of one or more of our key employees may harm our business if we are unable to identify other individuals to provide us with similar services.  We do not maintain "key person" insurance on any of our employees.  In addition, our success depends upon our ability to attract and retain additional highly qualified management, sales, IT, manufacturing and research and development personnel in our various operations.  The competition for IT personnel is intense.

We may not continue to receive necessary FDA clearances or approvals, which could hinder our ability to market and sell certain products.

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification (510(k)) or premarket approval (PMA) application to FDA. We would not be able to market the modified device in the U.S. until FDA issues a clearance for the 510(k).

If we offer new products that require 510(k) clearance or a PMA, we will not be able to commercially distribute those products until we receive such clearance or approval.  Regulatory agency approval or clearance for a product may not be received or may entail limitations on the device's indications for use that could limit the potential market for the product. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, could delay or prevent our ability to market or distribute our products. Such delays could have a material adverse effect on our equipment business.

If we are unable to comply with applicable governmental regulations, we may not be able to continue certain of our operations.

We also must comply with current Good Manufacturing Practice requirements as set forth in the Quality System Regulation to receive US FDA approval to market new products and to continue to market current products. Most states also have similar regulatory and enforcement authority for medical devices.

Our operations in China are also subject to the laws of the People's Republic of China with which we must be in compliance in order to conduct these operations.

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

The Company continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions.  There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes ("VAT"), corporate income tax, and social (payroll) taxes.  Regulations are often unclear.  Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest.  These facts create risks for our operations in China.

We depend on several suppliers for the supply of certain products.

As a GEHC channel partner, we could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and any customer concerns related to GEHC. With respect to our proprietary medical products we now manufacture our own products primarily through our China based facilities, and we depend on certain independent suppliers for parts, components and certain finished goods.

We may not have adequate intellectual property protection.

Our patents and proprietary technology may not be able to prevent competition by others. The validity and breadth of claims in technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors, and our patents may not provide competitive advantages to us. Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our patents expire, the inventions will enter the public domain. There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect our patent position. Such litigation may be costly and time-consuming, and there can be no assurance that we will be successful in such litigation.

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

Risks Related to Our Industries

Our growth could suffer if the markets into which we sell products decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the IT and healthcare markets which we serve, in our professional sales services segment, our quarterly sales and profits depend signifcantly on the volume and timing of orders installed during the quarter, and the installation of such orders is difficult to forecast.  Product demand is dependent upon the customer's capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

Technological change is difficult to predict and to manage.

We face the challenges that are typically faced by companies in the IT and medical device fields. Our products and services may require substantial development efforts and compliance with governmental clearance or approval requirements. We may encounter unforeseen technological or scientific problems that force abandonment or substantial change in the development of a specific product or process.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act  is designed to provide increased access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules.  The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers restrict the ability and decrease the willingness of broker-dealers to sell our common shares, which may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

ITEM 2 – PROPERTIES

In September 2015, we relocated our headquarters to an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $65,000.  The Company's NetWolves unit leases an 11,700 square foot facility in Tampa, Florida, under a lease expiring in May 2016 with an annual rental of approximately $119,000.  The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in the area.  We believe that our current facilities are adequate for foreseeable current and future needs.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2017.  The annual rent and utility charge for this lease is approximately $41,000.

We lease our engineering and production facilities in China.  Specifically, we lease approximately 12,750 square feet under a lease expiring in December 2020 at an aggregate annual cost of approximately $54,000 in Wuxi, China and approximately 11,000 square feet under a lease that expires in April 2016 at an annual cost of approximately $33,000 in Foshan, China.  Both leases are renewable upon expiration.

PART II

ITEM 5 –	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the OTC Market under the symbol VASO.  The number of record holders of common stock as of March 25, 2016, was approximately 930, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2015		Year ended December 31, 2014
	High	Low	High	Low
First quarter	$0.20	$0.16	$0.49	$0.31
Second quarter	$0.20	$0.16	$0.36	$0.25
Third quarter	$0.22	$0.16	$0.32	$0.16
Fourth quarter	$0.20	$0.16	$0.25	$0.16

The last bid price of the Company's common stock on March 25, 2016, was $0.18 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

ITEM 7 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward looking statements and other forward-looking statements made elsewhere in this document are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section titled "Risk Factors" in "Item One – Business" to review certain conditions, among others, which we believe could cause results to differ materially from those contemplated by the forward-looking statements.

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreements; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas;  and the risk factors reported from time to time in the Company's SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

Vasomedical, Inc. ("Vasomedical") was incorporated in Delaware in July 1987.  We principally operate in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for large OEMs into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves"), to address a major issue facing healthcare IT industry.  It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division.  Its current offering includes:

•	Managed diagnostic imaging applications (national channel partner of GEHC IT).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).
•	Managed security services (IBM's first security white label partner).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with General Electric Healthcare ("GEHC"), which is the healthcare business division of the General Electric Company ("GE"), to exploit the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

VasoHealthcare has built a team of approximately 90 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development manufacturing, and sales operations of medical devices acquired by the Company.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offering consists of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders .
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems, used for non-invasive, outpatient treatment for ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost effectively create and market its proprietary technology. It works with a global distribution network of channel partners, as well as a global joint venture arrangement, to sell its products.

Strategic Plan and Objectives
Our short- and long-term plans for the growth of the Company and to increase stockholder value are:
•	Continue to expand our product and service offerings as well as market penetration of our healthcare IT business.
•	Expand our managed network services business into the healthcare market through our healthcare IT business and through the introduction of additional functionality to our existing capabilities.
•
Build our brand name in the healthcare provision middle market with the goal of establishing our technology platform and managed services methodology as the standard for secure, efficient use of equipment and applications ecosystems.

•
Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.

•	Maintain and grow our equipment business by continuing to align the cost structure with revenue growth and increasing our efforts to grow international sales of all our device offerings.
•	Continue to seek partnership and acquisition opportunities.

Results of Operations – For the Years Ended December 31, 2015 and 2014

Total revenues increased by $22,128,000, or 63%, to $57,082,000 in the year ended December 31, 2015, from $34,954,000 in the year ended December 31, 2014.  We reported net income of $3,823,000 for the year ended December 31, 2015 as compared to net income of $1,128,000 for the year ended December 31, 2014, an increase of $2,695,000 or 239%.  Our net income was $0.02 per basic and diluted common share for the year ended December 31, 2015 as compared to net income of $0.01 per basic and diluted common share for the year ended December 31, 2014.

Revenues

Commission revenues in the professional sales service segment (formerly the "sales representation" segment) increased by $1,348,000, or 4%, to $31,584,000 in the year ended December 31, 2015, as compared to $30,236,000 in the year ended December 31, 2014.  The increase was primarily due to higher volume of GEHC equipment delivery in 2015, partially offset by lower blended commission rates for the equipment delivered in 2015.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2015, the Company recorded on its Consolidated Balance Sheet $17,369,000 of deferred commission revenue, of which $8,525,000 is long-term, compared to $21,155,000 of deferred commission revenue at December 31, 2014, of which $12,006,000 was long-term, a decrease of $3,786,000 or 18%.  The decrease in deferred revenue is due principally to the increase in equipment deliveries and lower total orders booked during the year.

Revenue in the IT segment was $21,149,000 for the year ended December 31, 2015 as compared to $48,000 for the prior year, an increase of $21,101,000, of which $20,661,000 was attributable to the inclusion of seven months of NetWolves operations, which was acquired on May 29, 2015, and $440,000 year-over-year growth in VHC-IT revenues.  At December 31, 2015 VHC-IT had an order backlog exceeding $3,000,000, which we expect to be substantially delivered in 2016 and 2017.

Revenue in our equipment segment decreased 7% to $4,349,000 for the year ended December 31, 2015 from $4,670,000 for the year ended December 31, 2014.  Equipment segment revenue from equipment sales decreased by $272,000, or 8%, to $2,961,000 for the year ended December 31, 2015 as compared to $3,233,000 for the year ended December 31, 2014. The decrease in equipment sales is due primarily to a $255,000 decrease in EECP® sales, caused by lower deliveries and lower average selling prices.  We anticipate that EECP® sales will improve in foreign markets as our VSK joint venture, which began operations in 2015, expands into new international markets.  As of December 31, 2015, the Company recorded on its Consolidated Balance Sheet $1,147,000 of deferred revenue, of which $511,000 is long-term, compared to $1,377,000 of deferred revenue at December 31, 2014, of which $644,000 was long-term, a decrease of $230,000 or 17%.  The decrease in deferred revenue is due principally to lower volume of service contracts sold during the year.

Equipment segment revenue from equipment rentals and services decreased 3% to $1,388,000 in the year ended December 31, 2015 from $1,437,000 in the year ended December 31, 2014.  Revenue from equipment rentals and services represented 32% of total Equipment segment revenue in the year ended December 31, 2015 and 31% in the year ended December 31, 2014.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased contract product development and service contract revenues, partially offset by higher field service revenues.

Gross Profit

The Company recorded gross profit of $35,367,000, or 62% of revenue, for the year ended December 31, 2015 compared to $25,192,000, or 72% of revenue, for the year ended December 31, 2014.  The increase of $10,175,000, or 40%, was due primarily to a $8,592,000 increase in the IT segment, arising mainly from the inclusion of seven months of NetWolves operations, and a $2,281,000 increase in the professional sales service segment, driven by both higher revenues and gross profit rates, partially offset by $698,000 lower gross profit in the equipment segment resulting from a mix of lower revenues and higher gross profit rates.

Professional sales service segment gross profit was $24,532,000, or 78% of professional sales service segment revenues, for the year ended December 31, 2015, an increase of $2,281,000, or 10%, from segment gross profit of $22,251,000, or 74% of segment revenue, for the year ended December 31, 2014.  The increase in gross profit was due primarily to higher recognized revenue in 2015 as a result of an increase in equipment delivery volume partially offset by lower commission rates.  Cost of commissions decreased by $933,000, or 12%, to $7,052,000 for the year ended December 31, 2015, as compared to cost of commissions of $7,985,000 in 2014.  The decrease is due to lower commission expense rates.  Cost of commissions reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

IT segment gross profit increased to $8,613,000, or 41% of segment revenues,  for the year ended December 31, 2015 as compared to $21,000 in the prior year, an increase of $8,592,000, of which $8,539,000 was attributable to the inclusion of seven months of NetWolves operations and $74,000 was attributable to VHC-IT.

Equipment segment gross profit decreased to $2,222,000, or 51% of equipment segment revenues, for the year ended December 31, 2015 compared to $2,920,000, or 63% of equipment segment revenues, for the year ended December 31, 2014 due to lower sales volume, lower average selling prices and write-off of excess inventory, partially offset by the favorable impact on gross profit margins of our China-based operations.  Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $3,939,000 for the year ended December 31, 2015 compared to $1,063,000 for the year ended December 31, 2014, an improvement of $2,876,000, or 271%.  The increase was primarily attributable to the increase in operating income in the professional sales service segment from $5,997,000 in the year ended December 31, 2014 to $10,024,000 in that segment in the year ended December 31, 2015.  The 2015 professional sales service segment operating income reflected the impact of both higher gross profit and lower operating costs.  IT segment operating loss increased to $1,930,000 for the year ended December 31, 2015 from $539,000 for the prior year, an increase of $1,391,000.  The increase was primarily attributable to $1,282,000 higher operating losses in the VHC IT VAR business, primarily due to sales expenses incurred in building its order backlog for future delivery. The VAR business is still in its early stages of growth; however, we anticipate that as the backlog increases and converts to revenue we will see significant improvement in operating performance.  Equipment segment operating loss in the year ended December 31, 2015 was $2,444,000, as compared to an operating loss of $2,828,000 in the year ended December 31, 2014.  The decrease in the equipment segment operating loss was primarily due to lower operating expenses resulting from our cost reduction efforts, partially offset by lower gross profit.  We continue to implement additional cost reductions in the equipment segment.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2015 and 2014 were $30,913,000, or 54% of revenues, and $23,326,000, or 67% of revenues, respectively, reflecting an increase of $7,587,000 or approximately 33%. The increase in SG&A expenditures in the year ended December 31, 2015 resulted primarily from a $9,981,000 increase in the IT segment, of which $8,646,000 was attributable to the inclusion of seven months of NetWolves costs and higher corporate expenses associated with the NetWolves acquisition, partially offset by lower sales and marketing costs in the equipment and professional sales service segments.

Research and development (R&D) expenses of $515,000, or 1% of revenues (or 12% of equipment segment revenues), for the year ended December 31, 2015 decreased by $288,000, or 36%, from $803,000, or 2% of revenues (or 17% of equipment segment revenues), for the year ended December 31, 2014. The decrease is primarily attributable to lower clinical grant and new product submission costs, as well as lower new product development costs.

Adjusted EBITDA

We define Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure, as net income, plus interest expense, tax expense, depreciation and amortization, and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes.  We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP") and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2015	2014

Net income	$3,823	$1,128
Interest (income) expense	160	(207)
Income tax (benefit) expense	(44)	127
Depreciation and amortization	1,559	467
Share-based compensation	342	390
Adjusted EBITDA	$5,840	$1,905

Adjusted EBITDA increased by $3,935,000, or 205%, to $5,840,000 in the year ended December 31, 2015 from $1,905,000 in the year ended December 31, 2014.  The increase was primarily attributable to higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, higher technology intangible amortization in the equipment segment associated with the Genwell acquisition in August 2014, as well as higher software amortization in the professional sales service segment, minimally offset by lower share-based compensation expense.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2015 and 2014, was $(160,000) and $192,000, respectively, an increase in net expense of $352,000.  The increase was due primarily to $429,000 higher interest expense associated with the note issued in relation to the NetWolves acquisition and with NetWolves' debt that the Company assumed through the acquisition.

Income Tax Benefit (Expense), Net

During the year ended December 31, 2015, we recorded income tax benefit of $44,000, as compared to income tax expense of $127,000 in the year ended December 31, 2014.  The Company utilized $5.0 million and $3.0 in net operating loss carryforwards for the years ended December 31, 2015 and 2014, respectively.  The change from income tax expense in 2014 to income tax benefit in 2015 arose primarily due to the release of $560,000 in deferred tax asset valuation allowance, partially offset by $226,000 higher tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition, as well as higher state income taxes and federal alternative minimum taxes.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  The Company currently has significant deferred tax assets.  During the year ended December 31, 2015, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $560,000 of the tax benefit related to net operating loss carryforwards will be utilized, and, accordingly, has reduced the valuation allowance by $560,000.    It remains uncertain whether the Company will generate sufficient taxable income to completely utilize its net operating loss carryforwards.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2015

We have financed our operations, including the NetWolves acquisition, from working capital and the proceeds from notes issued to MedTechnology Investments, LLC ("MedTech", see Item 13).  At December 31, 2015, we had cash and cash equivalents of $2,160,000, short-term investments of $38,000 and negative working capital of $3,696,000.  $7,228,000 in negative working capital at December 31, 2015 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  At March 26, 2015 the Company's cash and cash equivalents were approximately $5.1 million.

Cash provided by operating activities was $6,520,000 during the year ended December 31, 2015, which consisted of net income after non-cash adjustments of $5,492,000 and cash provided by changes in operating assets and liabilities of $1,028,000. The changes in the account balances primarily reflect decreases in accounts and other receivables and other assets of $4,977,000 and $1,793,000, respectively, partially offset by decreases in deferred revenue and accrued expenses and other liabilities of $4,016,000 and $1,401,000, respectively.  These changes in account balances are due mainly to the operations of our Professional Sales Service segment.

Cash used in investing activities during the year ended December 31, 2015 was $18,258,000, of which $17,267,000, net of cash acquired, was used for the acquisition of NetWolves, $100,000 was invested in the VSK joint venture, and $893,000 was used for the purchase of equipment and software.

Cash provided by financing activities during the year ended December 31, 2015 was $4,800,000, through the issuance of notes to MedTech and $47,000 in borrowings on our line of credit, partially offset by $146,000 in repayments of notes issued for equipment purchases.

Liquidity

We expect to continue to be profitable and generate positive cash flow through our existing operations.  We will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and will look to expand our business in all segments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2015, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

Effects of Inflation

We believe that inflation and changing prices over the past two years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies and Estimates

Note B of the Notes to Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies and estimates are as follows:

Revenue and Expense Recognition for the Professional Sales Service Segment

We recognize commission revenue in the professional sales service segment when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been delivered and accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the Consolidated Balance Sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

Revenue and Expense Recognition for the IT Segment

The Company currently derives its revenues in the IT segment from two sources: (1) telecommunication and managed network services, which are comprised primarily of fixed monthly fees and variable usage charges; and (2) the resale to diagnostic imaging service providers of GEHC's PACS software solutions, which is comprised of software from GEHC and other vendors, hardware, related solution implementation services, and post-implementation customer support ("PCS").  We offer our customers the option to purchase our software solutions or to subscribe our solutions under a monthly Software as a Service ("SaaS") fee basis.  Customers that purchase our software solutions may elect to purchase PCS, comprised of software license updates and product support contracts, which provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance and remote network monitoring.

Revenue Recognition for Multiple-Element Arrangements - Arrangements with Software and Non-software Elements

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, hardware, implementation services, PCS and monthly subscription-based SaaS solutions. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605, "Software-Revenue Recognition" and allocate consideration within the non-software group to the respective elements within that group following the guidance in ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements". After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described below.

Revenue Recognition for Multiple-Element Arrangements - Software Products and Software Related Services (Software Arrangements)

We enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, implementation services, and PCS, whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence ("VSOE" as described further below), with any remaining amount allocated to the software license.

The basis for our software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.  We recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.  Our software license arrangements do not include acceptance provisions.

The vast majority of our software license arrangements include PCS, which is ordered at the customer's option and is recognized ratably over the term of the arrangement, typically three to five years. PCS provides customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, as well as remote network monitoring and technical support. PCS is generally priced as a percentage of the net new software licenses fees.

Revenue Recognition for Multiple-Element Arrangements – SaaS, Hardware and Implementation services (Non-software Arrangements)

We enter into arrangements with customers that purchase multiple non-software related products and services from us within close proximity of one another (referred to as non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the services have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the service is sold separately by us or another vendor or could be resold by the customer.

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement's inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available.  When possible, we establish VSOE of selling price for deliverables in software and nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately.  TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing several other external and internal factors including, but not limited to: historical transactions; pricing practices including discounting; and competition. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As these strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period.

Our revenue recognition policy for non-software deliverables including SaaS and implementation services is based upon the accounting guidance contained in ASC 605-25, and we exercise judgment and use estimates in connection with the determination of the amount of SaaS and implementation service revenues to be recognized in each accounting period.

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we perform the services or deliver the product; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Our arrangements are documented in a written contract signed by the customer, are non-cancelable, do not contain refund-type provisions, and do not include acceptance provisions.

Our SaaS offerings provide deployment of our software and hardware and related network monitoring infrastructure including PCS for a stated term that is hosted at our data center facilities or physically on-premises at customer facilities for a monthly subscription fee.  Revenues for these SaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.  The Company recognizes revenue for hardware upon delivery and for implementation services rendered when related milestones are complete.

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

In most cases, revenue from domestic EECP® system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectability, the separability of units of accounting, and the fair value of individual elements.  We follow the ASC 605-25 which outlines a framework for recognizing revenue from multi-deliverable arrangements.  We determined that the domestic sale of our EECP® systems includes a combination of three elements that qualify as separate units of accounting:

(1)	EECP® equipment sale;
(2)	provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities; and
(3)
a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits,  software upgrades, technical phone support and preferred response times.

Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item.  We determine fair value based on the price of the deliverable when it is sold separately, or based on third-party evidence, or based on estimated selling price.  Assuming all other criteria for revenue recognition have been met, we recognize equipment sales and services revenue for:

(1)	EECP® equipment sales, when title transfers upon delivery;
(2)	in-service and training, following documented completion of the training; and
(3)	service arrangement, ratably over the service period, which is generally one year.

The Company also recognizes revenue generated from servicing EECP® systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided.  Revenue related to future commitments under separately priced extended service agreements on our EECP® system are deferred and recognized ratably over the service period, generally ranging from one year to four years.  Costs associated with the provision of in-service and training, service arrangements, and separately priced extended service agreements, including salaries, benefits, travel and spare parts, and equipment, are recognized in cost of equipment sales and services as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

Inventories, net

We value inventory at the lower of cost or estimated market, with cost being determined on a first-in, first-out basis. The Company often places EECP® systems and other medical device products at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems and other products is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

We comply with the provisions of ASC Topic 330, "Inventory". The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, "Intangibles: Goodwill and Other". Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses and performed in the fourth quarter of each year.  Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

Deferred Revenues

For the professional sales service segment, amounts billable under the agreement with GE Healthcare in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

For the equipment segment, we record revenue on extended service contracts ratably over the term of the related contract period.  In accordance with the provisions of ASC Topic 605, we defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. Deferred tax assets are continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the assets changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective and is based upon our estimate of a greater than 50% probability that the deferred tax asset will be realized.

The Company early adopted ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes", which requires the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.

We also comply with the provisions of the ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and December 31, 2014.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015 and December 31, 2014.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued Accounting Pronouncements

Note B of the Notes to Consolidated Financial Statements includes a description of the Company's evaluation of recently issued accounting pronouncements.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO framework).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

This report does not include an attestation report of the Company's Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2015 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant

As of March 25, 2016, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Simon Srybnik	99	Chairman of the Board and Director	June, 2007
David Lieberman (1)	71	Vice Chairman of the Board and Director	February, 2011
Jun Ma	52	President, Chief Executive Officer and Director	June, 2007
Peter C. Castle (1)	47	Chief Operating Officer and Director	August, 2010
Randy Hill	69	Chief Executive Officer of VasoHealthcare and Director	April, 2013
Joshua Markowitz (3)	60	Director	June, 2015
Behnam Movaseghi (1) (2) (3)	62	Director	July, 2007
Edgar Rios (2)	63	Director	February, 2011

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Simon Srybnik has been a director since June 2007 and Chairman of the Board since June 2010.   He is the Chairman of the Board of Kerns Manufacturing Corp. and Living Data Technology Corp., both of which are shareholders of the Company.   A lifetime entrepreneur and industrialist, Mr. Srybnik has founded and managed many companies in various industries including machinery and process equipment, aerospace and defense, biotechnology and healthcare.

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for more than 40 years, specializing in corporation and securities law. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which firm performs certain legal services for the Company and its subsidiaries.  Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which was sold in March, 2011.

Jun Ma, PhD, has been a director since June 2007 and was appointed President and Chief Executive Officer of the Company on October 16, 2008.   Dr. Ma has held various positions in academia and business, and prior to becoming President and CEO of the Company, had provided technology and business consulting services to several domestic and international companies in aerospace, automotive, biomedical, medical device, and other industries, including Kerns Manufacturing Corp. and Living Data Technology Corp., both of which are stockholders of our Company.  Dr. Ma received his PhD degree in mechanical engineering from Columbia University, MS degree in biomedical engineering from Shanghai University, and BS degree in precision machinery and instrumentation from University of Science and Technology of China.

Peter Castle has been a director since August 2010 and was appointed the Chief Operating Officer of the Company after the NetWolves acquisition in June 2015.  Prior to the acquisition, Mr. Castle was the President and Chief Operating Officer of NetWolves Network Services, LLC, where he has been employed since 1998.  At NetWolves, Mr. Castle also held the position of Chief Financial Officer from 2001 until October 2009, Vice President of Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary from August 1999.

Randy Hill joined the Company as Senior Vice President of Vasomedical and Chief Executive Officer of VasoHealthcare on July 30, 2012 and served in that position through December 31, 2015.  Prior to joining Vasomedical, Mr. Hill was, until May 2011, interim Chief Executive Officer of Siemens Healthcare USA, the U.S. organization of the healthcare sector of Siemens AG (NYSE:SI), a German multinational conglomerate. For several years prior to that, Mr. Hill was Chief Operating Officer of Siemens Healthcare USA. In addition to his career at Siemens Healthcare spanning several decades in a wide range of roles with many different responsibilities, Mr. Hill, as a recognized leader in the medical imaging business, is also former Chair of the Board of Medical Imaging & Technology Alliance (MITA), the leading organization and collective voice of medical imaging equipment manufacturers, innovators, and product developers.

Joshua Markowitz has been a director since June 2015 and has been a practicing attorney in the State of New Jersey for in excess of 30 years.  He is currently a senior partner in the New Jersey law firm of Markowitz O'Donnell, LLP.  Mr. Markowitz is the brother-in-law of the Company's Chairman, Mr. Simon Srybnik.

Behnam Movaseghi, CPA has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company's consulting agreement with Edgary Consultants, LLC. Mr. Rios is co-founder and managing director of Wenzi Capital Partners, a venture capital and private equity firm. Mr. Rios was a co-founder, Executive Vice President, General Counsel, Secretary, and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002 after its annual revenues grew to $675 million. Prior to co-founding AmeriChoice,  Mr. Rios was a co-founder of a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and as a director and secretary of the An-Bryce Foundation. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the year ended December 31, 2015, the Audit Committee consisted of Peter Castle, who has served as the committee chair until the NetWolves acquisition in May 2015 and was then replaced by Edgar Rios, and Behnam Movaseghi, who joined the committee in November 2011.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2015, the Compensation Committee consisted of Behnam Movaseghi, who served as the committee chair until June 2015 at which time Joshua Markowitz assumed the role, and Peter Castle until the NetWolves acquisition in June 2015, at which time he stepped down from his position on the committee.  None of these persons have been officers or employees of the Company at the time of their position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2015 there were:

•	5 meetings of the Board of Directors
•	4 meetings of the Audit Committee
•	2 meetings of the Executive Committee
•	3 meeting of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2015 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 25, 2016 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	52	President, Chief Executive Officer
Peter C. Castle	47	Chief Operating Officer
Randy Hill	69	Senior Vice President
Michael J. Beecher	71	Chief Financial Officer and Secretary
Jonathan P. Newton	55	Vice President of Finance and Treasurer

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

Jonathan P. Newton served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, and is currently Vice President of Finance and Treasurer.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical's Director of Budgets and Analysis from August 2001 to June 2006.  Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

ITEM 11 - EXECUTIVE COMPENSATION
The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2015	333,333	125,000	40,000				56,364	554,697
Chief Executive Officer	2014	275,000	-	87,500				7,200	369,700
Peter C. Castle
Chief Operating Officer (1)	2015	204,167	80,000	270,000				40,863	595,030
Michael J. Beecher	2015	185,000	30,000	25,000				16,393	256,393
Chief Financial Officer	2014	185,000	-					14,122	199,122
Randy Hill	2015	400,000	80,000	17,000				8,400	505,400
Senior Vice President	2014	400,000	200,000	35,000				81,032	716,032
Jonathan P. Newton	2015	160,000	20,000	15,000				20,808	215,808
Vice President of Finance and Treasurer (4)	2014	160,000	-	35,000				13,174	208,174

1.	Mr. Castle has served as Chief Operating Officer since June 2015.
2.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2015 for a discussion of the relevant assumptions used in calculating grant date fair value.

3.	Represents tax gross-ups, vehicle allowances, Company-paid life insurance, and amounts matched in the Company's 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
						125,000	43,750	-	-
Peter C. Castle						1,000,000	180,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	125,000	2/7/2016

Peter C. Castle	250,000	6/15/2016
	250,000	6/15/2017
	250,000	6/15/2018
	250,000	6/15/2019

Employment Agreements

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, for a three-year term ending on March 14, 2014. The agreement was amended in 2013 and again in 2015 to provide for a continuing three-year term, unless earlier terminated by the Company, but in no event can extend beyond March 14, 2021.  The Employment Agreement currently provides for annual compensation of $375,000.  Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

On June 1, 2015, the Company entered into an Employment Agreement with Mr. Peter Castle to be its Chief Operating Officer.  The agreement provides for a three-year term ending on June 1, 2018 and shall extend for additional one-year periods annually commencing June 1, 2018, unless earlier terminated by the Company, but in no event can extend beyond June 1, 2021.  The Employment Agreement currently provides for annual compensation of $350,000.  Mr. Castle shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Mr. Castle shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

401(K) Plan
The Company maintains two defined contribution plans to provide retirement benefits for its employees - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC 401(k) Plan adopted in January 2015. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan and after six months employment under the NetWolves Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan, or up to the maximum allowed by law under the NetWolves Plan. In the years ended December 31, 2015 and 2014 the Company made discretionary contributions of approximately $95,000 and $85,000, respectively, to match a percentage of employee contributions.

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

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Simon Srybnik	100,000	-	-	-	-	-	100,000
David Lieberman	46,500	-	-	-	-	-	46,500
Jun Ma, PhD	-	-	-	-	-	-	-
Randy Hill	-	-	-	-	-	-	-
Peter Castle	46,500	-	-	-	-	-	46,500
Joshua Markowitz	30,000	30,000	-	-	-	10,000	70,000
Behnam Movaseghi	64,000	-	-	-	-	-	64,000
Edgar Rios	47,500	-	-	-	-	-	47,500

(1)   Represents tax gross-up.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, the Compensation Committee consisted of Joshua Markowitz, who joined the committee and assumed the committee chair in June 2015; Behnam Movaseghi, who served as the committee chair until June 2015, at which time the chair was transferred to Joshua Markowitz; and Peter Castle, who served on the committee until his employment with Vasomedical began in June 2015.  None of these persons were, during the time they held positions on the committee, our officers or employees during the year ended December 31, 2015 or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2016 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vasomedical, Inc., 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Michael J. Beecher **	640,400	*
Peter Castle **	1,825,000	1.15%
Randy Hill **	800,000	*
David Lieberman **	1,449,200	*
Jun Ma, PhD **	3,259,841	2.06%
Joshua Markowitz **	200,000	*
Benham Movaseghi **	1,189,404	*
Jonathan Newton **	375,000	*
Edgar Rios **	1,475,000	*
Simon Srybnik (3) (4) **	55,738,318	35.15%
Estate of Louis Srybnik (3) (4)	45,165,993	28.51%

** Directors and executive officers as a group
(10 persons)	66,952,163	42.14%

*Less than 1% of the Company's common stock

1.
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.  Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of March 25, 2016 pursuant to stock options awarded under our stock plans:

Jun Ma, PhD	150,000
Behnam Movaseghi	150,000
Simon Srybnik	150,000
Directors and executive
officers as a group	450,000

1.	Applicable percentages are based on 158,441,802 shares of common stock outstanding as of March 25, 2016, adjusted as required by rules promulgated by the SEC.
2.
Simon Srybnik and the estate of his brother Louis Srybnik are the sole shareholders of Kerns, which is the record holder of 25,714,286 shares. The reporting persons, accordingly, share voting and dispositive powers over the 25,714,286 shares held by Kerns. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, 598,125 shares of common stock awarded him as of December 31, 2015, as well as 11,460,900 additional shares of common stock.  The estate of Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

3.
Simon Srybnik and the estate of Louis Srybnik also each own 35% of the outstanding shares of Living Data Technology Corporation ("Living Data").  The reporting persons, accordingly, share voting and dispositive powers over the 17,815,007 shares of our common stock owned by Living Data and, as a result, may be deemed to be the co-beneficial owners thereof.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	700,000	$0.13	-

Equity Compensation
plans not approved
by security holders (1)	320,000	$0.22	3,504,215

Total	1,020,000		3,504,215

(1)	Includes 200,000 shares issuable upon exercise of options and 60,000 shares of restricted common stock granted, but unissued, under both the 2010 Plan and the 2013 Plan. The weighted average exercise price of the options and warrants is $0.22, and the exercise price for the stock grants is zero. 5,059 and 3,499,156 shares remain available for future grants under the 2010 Plan and 2013 Plan, respectively.

See Note O to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC.   Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively, of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the purchase price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Asset Purchase Agreement.

The Company obtained an opinion regarding the fairness of the purchase price for the NetWolves entities from a reputable, independent third-party investment banking firm.  Of the $18,000,000 purchase price paid for the acquisition, $14,200,000 was from the Company's cash on hand and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note to MedTechnology Investments, LLC ("MedTech").

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTech pursuant to which it issued MedTech a secured subordinated promissory note ("Note") for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  An additional $100,000 was provided by Joshua Markowitz prior to his joining the board of directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, $250,000 of which was provided by a director and a director's relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.

The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.  As set forth in the following table, three directors of the Company provided funds in excess of $120,000 through Medtech.  No principal payments have made for the year ended December 31, 2015 and interest payments made during the period are as indicated in the table below:

	Principal	Interest
	Outstanding	Paid
Peter C. Castle	$750,000	$22,388
David Lieberman	$700,000	$21,163
Jun Ma, PhD	$300,000	$9,375

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $304,000 were billed by the firm for the year ended December 31, 2015 at which date no amounts were outstanding.

Director Independence
     We have adopted the NASDAQ Stock Market's standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;
•
a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

o	compensation for service on the Board of Directors or any committee thereof;
o	compensation paid to a family member who is one of our employees (other than an executive officer); or
o	under a tax-qualified retirement plan, or non-discretionary compensation;
•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
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

o	payments arising solely from investments in our securities; or
o	payments under non-discretionary charitable contribution matching programs;
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

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that two of our non-employee directors (Mr. Markowitz and Mr. Movaseghi) are independent.
We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2015, all directors except Simon Srybnik attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.
ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2015 and 2014.  The following table sets forth all fees for such periods:

	2015	2014
Audit fees	$238,937	$20,400
Tax fees	-	-
All other fees	211,117	-

Total	$450,054	$20,400

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the Company's independent auditor.  Accordingly, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  In accordance with such policies, the Audit Committee approved 100% of the services relative to the above fees.

Marcum, LLP rendered other non-audit services related to the Company's acquisition of NetWolves LLC during the year ended December 31, 2015.

Rothstein, Kass & Company, P.C., ("Rothstein Kass") who was acquired by KPMG during 2014, was our principal accountant for part of the year ended December 31, 2014.  Their fees for 2014 are set forth below:

2014
Audit fees	$232,970
Tax fees	50,000
All other fees	45,000

Total	$327,970

Rothstein Kass rendered other non-audit services related to the Company's acquisition of Genwell in August 2014 and related to the Company's response to the SEC Comment Letter in 2014.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(2)	(a)	Restated Certificate of Incorporation (2)
	(b)	By-Laws (1)
(3.1)		Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (9)
(4)	(a)	Specimen Certificate for Common Stock (1)
	(b)	Specimen Certificate for Series E Convertible Preferred Stock (11)
	(c)	Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC (16)
(10)	(a)	1995 Stock Option Plan (3)
	(b)	Outside Director Stock Option Plan (3)
	(c)	1997 Stock Option Plan, as amended (4)
	(d)	1999 Stock Option Plan, as amended (5)
	(e)	2004 Stock Option/Stock Issuance Plan (6)
	(f)	Securities Purchase Agreement dated June 21, 2007 between Registrant and Kerns Manufacturing Corp. (7)
	(g)	Form of Common Stock Purchase Warrant to dated June 21, 2007 (7)
	(h)	Registration Rights Agreement dated June 21, 2007 between Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (7)
	(i)	Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp and 180 Linden Realty LLC. (8)
	(j)	Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant (8)
	(k)	Form of Stock Purchase Agreement (9)
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
(q)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric
Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of
June 20, 2012 (14)

	(r)	Asset Purchase and Sale agreement, dated as of May 29, 2015, by and among Vasomedical, Inc., VasoTechnology, Inc., NetWolves LLC and NetWolves Corporation (16)
	(s)	Subordinated Security Agreement dated as of May 29, 2015 by and between vasomedical, Inc. and MedTechnology Investments LLC (16)
	(t)	Employment Agreement dated as of June 1, 2015 between Vasomedical, Inc. and Peter C. Castle (17)

(21)   Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%
VSK Medical Limited	Cayman Islands	49.9%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(14)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(15) (16) (17)
Incorporated by reference to Report on Form 10-K for the fiscal year ended December 31, 2013.
Incorporated by reference to Report on Form 8-K dated May 29, 2015.
Incorporated by reference to Report on Form 8-K dated October 8, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2016.

VASOMEDICAL, INC.
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2016, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Peter C. Castle	Chief Operating Officer and Director
Peter C. Castle

/s/ Simon Srybnik	Chairman of the Board
Simon Srybnik

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Randy Hill	Senior Vice President and Director
Randy Hill

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Joshua Markowitz	Director
Joshua Markowitz

Vasomedical, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7 – F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Vasomedical, Inc.

We have audited the accompanying consolidated balance sheets of Vasomedical, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vasomedical, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum LLP
Marcum llp
Melville, NY
 March 30, 2016

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,160	$9,128
Short-term investments	38	111
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,863 at December 31,
2015 and $4,571 at December 31, 2014	11,620	15,273
Receivables due from related parties	209	21
Inventories, net	1,963	1,898
Deferred commission expense	2,252	2,200
Prepaid expenses and other current assets	512	363
Total current assets	18,754	28,994

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$2,976 at December 31, 2015 and $1,397 at December 31, 2014	2,888	266
GOODWILL	17,484	3,288
INTANGIBLES, net	6,977	2,826
OTHER ASSETS	4,315	5,617
	$50,418	$40,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,037	$462
Accrued commissions	2,031	2,247
Accrued expenses and other liabilities	4,511	5,583
Sales tax payable	671	247
Income taxes payable	202	44
Deferred revenue - current portion	9,480	9,882
Notes payable - current portion	1,485	163
Due to related party	33	1,039
Total current liabilities	22,450	19,667

LONG-TERM LIABILITIES
Notes payable	4,886	-
Notes payable due to related party	963	-
Deferred revenue	9,036	12,650
Deferred tax liability	112	112
Other long-term liabilities	1,230	811
Total long-term liabilities	16,227	13,573

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2015, and December 31, 2014	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
168,749,889 and 166,435,370 shares issued at December 31, 2015 and December 31, 2014, respectively; 158,441,802 and
156,127,283 shares outstanding at December 31, 2015 and
December 31, 2014, respectively	168	166
Additional paid-in capital	62,263	61,924
Accumulated deficit	(48,610)	(52,433)
Accumulated other comprehensive income	(80)	94
Treasury stock, at cost, 10,308,087 shares at December 31, 2015 and December 31, 2014	(2,000)	(2,000)
Total stockholders' equity	11,741	7,751
	$50,418	$40,991
See Note B for Variable Interest Entity disclosures

The accompanying notes are an integral part of these consolidated financial statements

Vasomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014
Revenues
Professional sales services	$31,584	$30,236
Managed IT systems and services	21,149	48
Equipment sales and services	4,349	4,670
Total revenues	57,082	34,954

Cost of revenues
Cost of professional sales services	7,052	7,985
Cost of managed IT systems and services	12,536	27
Cost of equipment sales and services	2,127	1,750
Total cost of revenues	21,715	9,762
Gross profit	35,367	25,192

Operating expenses
Selling, general and administrative	30,913	23,326
Research and development	515	803
Total operating expenses	31,428	24,129
Operating income	3,939	1,063

Other income (expense)
Interest and financing costs	(472)	(43)
Interest and other income, net	312	250
Loss on disposal of fixed assets	-	(15)
Total other income (expense), net	(160)	192

Income before income taxes	3,779	1,255
Income tax expense	44	(127)
Net income	3,823	1,128

Other comprehensive income
Foreign currency translation loss	(174)	(14)
Comprehensive income	$3,649	$1,114

Income per common share
- basic	$0.02	$0.01
- diluted	$0.02	$0.01

Weighted average common shares outstanding
- basic	156,707	155,362
- diluted	157,189	156,032

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance at December 31, 2013	164,705	165	(9,481)	(1,755)	61,508	(53,561)	108	6,465
Repurchase of shares	-	-	(827)	(245)	-	-	-	(245)
Share-based compensation	1,280	1	-	-	389	-	-	390
Shares not issued for employee tax liability	-	-	-	-	(9)	-	-	(9)
Exercise of stock options	450	-	-	-	36	-	-	36
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net income	-	-	-	-	-	1,128	-	1,128
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,315	2	-	-	340	-	-	342
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(174)	(174)
Net income	-	-	-	-	-	3,823	-	3,823
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741

The accompanying notes are an integral part of these consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$3,823	$1,128
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,540	467
Deferred income taxes	(334)	-
Loss on disposal of fixed assets	-	15
Provision for doubtful accounts and commission adjustments	102	(40)
Amortization of debt issue costs	19	-
Share-based compensation and arrangements	342	390
Changes in operating assets and liabilities:
Accounts and other receivables	4,977	(1,671)
Receivables due from related parties	(178)	-
Inventories, net	(201)	(294)
Deferred commission expense	(51)	112
Other current assets	20	(25)
Other assets	1,793	(2,505)
Accounts payable	347	(135)
Accrued commissions	(263)	86
Accrued expenses and other liabilities	(1,401)	18
Sales tax payable	7	18
Income taxes payable	158	44
Deferred revenue	(4,016)	4,513
Notes payable due to related party	(24)	20
Other long-term liabilities	(140)	453
Net cash provided by operating activities	6,520	2,594

Cash flows from investing activities
Purchases of equipment and software	(893)	(389)
Sale of fixed assets	-	24
Purchases of short-term investments	(38)	(111)
Redemption of short-term investments	40	111
Acquisition of Genwell	-	(1,136)
Cash acquired through purchase of Genwell	-	113
Acquisition of Netwolves	(18,000)	-
Cash acquired through purchase of Netwolves	733	-
Investment in VSK	(100)	-
Net cash used in investing activities	(18,258)	(1,388)

Cash flows from financing activities
Net borrowings on revolving line of credit	47	-
Proceeds from exercise of stock options	-	36
Repurchase of common stock	-	(245)
Repayment of notes payable	(146)	-
Proceeds from note payable	4,800	163
Net cash provided by (used in) financing activities	4,701	(46)
Effect of exchange rate differences on cash and cash equivalents	69	7

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,968)	1,167
Cash and cash equivalents - beginning of year	9,128	7,961
Cash and cash equivalents - end of year	$2,160	$9,128

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$196	$1
Income taxes paid	$130	$48

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$102	$6
Note issued for acquisition	$-	$1,017
Debt issuance cost in accrued expenses	$130
Fair value of assets acquired	$23,350	$2,038
Fair value of liabilities assumed	$6,083	$-

The accompanying notes are an integral part of these consolidated financial statements

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF BUSINESS

Vasomedical, Inc. was incorporated in Delaware in July 1987.  For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations.  Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries.

Overview

Vasomedical, Inc. principally operates in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for large OEMs into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, "NetWolves").  It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division.

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement ("VAR Agreement") with GEHC to become a national value added reseller of GE Healthcare IT's Radiology PACS (Picture Archiving and Communication System) software solutions and related services, including implementation, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp. ("VHC IT"), was formed to conduct the healthcare IT business.

In May 2015, the Company further expanded its IT segment business by acquiring NetWolves.  NetWolves designs and delivers multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR Agreement with GEHC, and is engaged in expanding NetWolves' existing services to the healthcare IT market.

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select General Electric Company ("GE") diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015 and again in 2014 to December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on or after July 1, 2017.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development manufacturing, and sales operations of medical devices acquired by the Company.

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired Fast Growth Enterprises Ltd. ("FGE"), a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone").  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, and the MobiCare™ patient monitoring device.

In April 2014, the Company entered into an agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of VSK, which commenced operations in January 2015.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Vasomedical, Inc., its wholly-owned subsidiaries, and variable interest entities where the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.  The Company's minority interest in the VSK joint venture is accounted for using the equity method of accounting and is included in other assets on the consolidated balance sheet.

Variable Interest Entity

Basic Information

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.

Biox is a Variable Interest Entity (VIE). Laws and regulations of the Peoples Republic of China (PRC) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities.  To provide the Company the expected residual returns of the VIE, the Company, through its subsidiary Gentone, entered into a series of contractual arrangements with Biox and its registered shareholders to enable the Company, to:

•	exercise effective control over the VIE;
•	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if they were their sole shareholders; and
•	have an exclusive option to purchase all of the equity interests in the VIE.

The Company's management evaluated the relationships between the Company and Biox, and the economic benefits flow of the applicable contractual arrangements. The Company concluded that it is the primary beneficiary of Biox. As a result, the results of operations, assets and liabilities of Biox have been included in the Company's consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant agreements through which the Company exercises effective control over Biox are:

•	the Exclusive Technical Consulting Services Agreement between Biox and Gentone;
•	the Option Agreement on Purchase of the Equity Interest executed by and among the shareholders of Biox and Gentone;
•	the Equity Pledge Agreement executed by and among the shareholders of Biox and Gentone; and
•	the Powers of Attorney issued by the shareholders of Biox.

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. VIE assets can be used to settle obligations of the primary beneficiary.  The financial information of Biox, which was included in the accompanying consolidated financial statements, is presented as follows:

	(in thousands)
	As of December 31, 2015	As of December 31, 2014
Cash and cash equivalents	$104	$159
Total assets	$1,168	$1,047
Total liabilities	$1,007	$878

	(in thousands)
	Year ended December 31,
	2015	2014

Total net revenue	$1,715	$1,741

Net loss	$(35)	$(373)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, the adequacy of inventory and warranty reserves, and allocation of fair value among the elements of the multi-deliverable arrangements. Additionally, significant estimates and assumptions impact the Company's accounting relative to its business combination.  Actual results could differ from those estimates.

Revenue and Expense Recognition for the Professional Sales Service Segment

The Company recognizes commission revenue in its professional sales service segment (see Note C) when persuasive evidence of an arrangement exists, service has been rendered, the price is fixed or determinable and collectability is reasonably assured.  These conditions are deemed to be met when the underlying equipment has been delivered and accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare in advance of the customer acceptance of the equipment are recorded as accounts receivable and deferred revenue in the Consolidated Balance Sheets.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded.  Commission expense is recognized when the corresponding commission revenue is recognized.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Expense Recognition for the IT Segment

The Company currently derives its revenues in the IT segment from two sources: (1) telecommunication and managed network services, which are comprised primarily of fixed monthly fees and variable usage charges; and (2) the resale to diagnostic imaging service providers of GEHC's PACS software solutions, which is comprised of software from GEHC and other vendors, hardware, related solution implementation services, and post-implementation customer support ("PCS").  We offer our customers the option to purchase our software solutions or to subscribe our solutions under a monthly Software as a Service ("SaaS") fee basis.  Customers that purchase our software solutions may elect to purchase PCS, comprised of software license updates and product support contracts, which provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance and remote network monitoring.

Revenue Recognition for Multiple-Element Arrangements - Arrangements with Software and Non-software Elements

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, hardware, implementation services, PCS and monthly subscription-based SaaS solutions. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605, "Software-Revenue Recognition" and allocate consideration within the non-software group to the respective elements within that group following the guidance in ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements". After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described below.

Revenue Recognition for Multiple-Element Arrangements - Software Products and Software Related Services (Software Arrangements)

We enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, implementation services, and PCS, whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence ("VSOE" as described further below), with any remaining amount allocated to the software license.

The basis for our software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.  We recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Our software license arrangements do not include acceptance provisions.

The vast majority of our software license arrangements include PCS, which is ordered at the customer's option and is recognized ratably over the term of the arrangement, typically three to five years. PCS provides customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, as well as remote network monitoring and technical support. PCS is generally priced as a percentage of the net new software licenses fees.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition for Multiple-Element Arrangements – SaaS, Hardware and Implementation Services (Non-software Arrangements)

We enter into arrangements with customers that purchase multiple nonsoftware related products and services from us within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the services have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the service is sold separately by us or another vendor or could be resold by the customer.

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement's inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available.  When possible, we establish VSOE of selling price for deliverables in software and non-software multiple-element arrangements using the price charged for a deliverable when sold separately.  TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing several other external and internal factors including, but not limited to: historical transactions; pricing practices including discounting; and competition. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As these strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period.

Our revenue recognition policy for nonsoftware deliverables including SaaS and implementation services is based upon the accounting guidance contained in ASC 605-25, and we exercise judgment and use estimates in connection with the determination of the amount of SaaS and implementation service revenues to be recognized in each accounting period.

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we perform the services or deliver the product; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Our arrangements are documented in a written contract signed by the customer, are non-cancelable, do not contain refund-type provisions, and do not include acceptance provisions.

Our SaaS offerings provide deployment of our software and hardware and related IT monitoring infrastructure including PCS for a stated term that is hosted at our data center facilities or physically on-premises at customer facilities for a monthly subscription fee.  Revenues for these SaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.  The Company recognizes revenue for hardware upon delivery and for implementation services rendered when related milestones are complete.

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

In most cases, revenue from domestic EECP® system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectability, the separability of units of accounting, and the fair value of individual elements.  We follow the ASC 605-25 which outlines a framework for recognizing revenue from multi-deliverable arrangements.  We determined that the domestic sale of our EECP® systems includes a combination of three elements that qualify as separate units of accounting: (1) EECP® equipment sale; (2) provision of in-service and training support consisting of equipment set-up and training provided at the customer's facilities; and (3) a service arrangement (usually one year), consisting of: service by factory-trained service representatives, material and labor costs, emergency and remedial service visits, software upgrades, technical phone support and preferred response times.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item.  We determine fair value based on the price of the deliverable when it is sold separately, or based on third-party evidence, or based on estimated selling price.  Assuming all other criteria for revenue recognition have been met, we recognize equipment sales and services revenue for:  (1) EECP® equipment sales, when title transfers upon delivery; (2) in-service and training, following documented completion of the training; and (3) service arrangement, ratably over the service period, which is generally one year.

The Company also recognizes revenue generated from servicing EECP® systems that are no longer covered by the service arrangement, or by providing sites with additional training, in the period that these services are provided.  Revenue related to future commitments under separately priced extended service agreements on our EECP® system are deferred and recognized ratably over the service period, generally ranging from one year to four years.  Costs associated with the provision of in-service and training, service arrangements, and separately priced extended service agreements, including salaries, benefits, travel and spare parts, and equipment, are recognized in cost of equipment sales and services as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

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

Share-Based Compensation

The Company complies with ASC Topic 718, "Compensation – Stock Compensation" ("ASC 718"), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values.  For purposes of estimating the fair value of each option on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of ASC Topic 505 "Equity" ("ASC 505").

During the year ended December 31, 2015, the Company granted 1,592,500 restricted shares of common stock valued at $270,700 to non-officer employees, vesting over the four year period ending June 2019; 2,000,000 restricted shares of common stock valued at $367,000 to officers, of which 1,000,000 shares vested immediately with the remainder vesting over the four year period ending June 2019; and 150,000 restricted shares of common stock valued at $30,000 to a director, which vested immediately. The total fair value of shares vested during the year ended December 31, 2015 was $277,000 for employees.

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

The Company did not grant any stock options during the years ended December 31, 2015 or 2014.  The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0 and $58,500, respectively.

Share-based compensation expense recognized for the years ended December 31, 2015 and 2014 was $342,000 and $390,000, respectively.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $402,000 at December 31, 2015 and will be recognized over a period of approximately 3.5 years.

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

Short-Term Investments

The Company's short-term investments consist of certificates of deposit with original maturities greater than three months and up to one year.

Accounts Receivable, net

The Company's accounts receivable are due from customers to whom we sell our products and services, distributors engaged in the distribution of our products and from GEHC. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and services provided and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that are outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of their receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

The changes in the Company's allowance for doubtful accounts and commission adjustments are as follows:

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Beginning Balance	$4,571	$3,764
Provision for losses on accounts receivable	140	11
Direct write-offs, net of recoveries	(48)	(156)
Commission adjustments	(800)	952
Ending Balance	$3,863	$4,571

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers' financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2015 and 2014, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable.  In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC's financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation ("FDIC") coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company's foreign bank balances, which aggregated approximately $317,000 and $410,000 at December 31, 2015 and 2014, respectively.

Inventories, net

The Company values inventory at the lower of cost or estimated market, with cost being determined on a first-in, first-out basis. The Company often places EECP® systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems is transferred to property and equipment and is amortized over two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

We comply with the provisions of ASC Topic 330 "Inventory".  The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, "Intangibles: Goodwill and Other". Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, in accordance with the FASB revised guidance on "Testing of Goodwill for Impairment," a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. In 2015 the Company capitalized $5,031,000 of cost related to customer contracts and relationships, and $14,375,000 in goodwill, resulting from the NetWolves acquisition. The Company capitalized $220,000 and $263,000 in software development costs for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired as of December 31, 2015 and 2014.

Deferred Revenue

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

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. Deferred tax assets are continually evaluated for the expected realization. To the extent our judgment regarding the realization of the deferred tax assets changes, an adjustment to the allowance is recorded, with an offsetting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realization of the assets changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "realization" standard is subjective and is based upon our estimate of a greater than 50% probability that the deferred tax asset can be realized.

The Company early adopted ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes", which requires the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.

The Company also complies with the provisions of ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis,  the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and December 31, 2014.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2015 and December 31, 2014.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2012.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation Loss and Comprehensive Income

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in retained earnings during the year as the result of the income statement translation process.  Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income on the accompanying consolidated balance sheet.  For the years ended December 31, 2015 and 2014, other comprehensive (loss) income includes losses of $174,000 and $14,000, respectively, which were entirely from foreign currency translation.

Fair Value of Financial Instruments

The Company complies with the provisions of ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820").  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2015	2014
Basic weighted average shares outstanding	156,707	155,362
Dilutive effect of options and unvested restricted shares	482	670
Diluted weighted average shares outstanding	157,189	156,032

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the year ended
	December 31, 2015	December 31, 2014

Stock options	300	52

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  In August 2015, FASB issued ASU 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date" (Topic 606).  The amendments in this ASU defer the effective date of ASU 2014-09, "Revenue from Contracts with Customers," for all entities by one year.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The standard is effective for fiscal periods beginning after December 31, 2015 and allows for early adoption.  The Company has early adopted this statement for the year ended December 31, 2015, resulting in $130,000 in debt issue costs initially deducted from the MedTechnology Investments LLC ("MedTech") debt and $19,000 amortized to interest expense.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory".  Inventory under ASU 2015-11 is to be measured at the "lower of cost and net realizable value" which would eliminate the other two options that currently exist for "market": (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  ASU 2015-11 defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation."  ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016 and allows for early adoption. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16 "Simplifying the Accounting for Measurement-period Adjustments", which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The standard is effective for fiscal periods beginning after December 15, 2015 and allows for early adoption.  The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance to require the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company early adopted this new standard for the tax year ended December 31, 2015.

In February 2016, The FASB issued ASU 2016-02 (Topic 842), "Leases". ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This new standard would be effective for the Company beginning January 1, 2019 with early adoption permitted.  The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

NOTE C – SEGMENT REPORTING

The Company views its business in three segments – the professional sales service segment, the equipment segment, and the IT segment.  The professional sales service segment operates through the Vaso Diagnostics subsidiary and is currently engaged solely in the fulfillment of the Company's responsibilities under our agreement with GEHC.  The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp.  Operations in the IT segment began in the third quarter of 2014.  The equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.

The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization – defined as net income, plus interest expense, tax expense, depreciation and amortization, and non-cash expenses for share-based compensation). Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(in thousands)
	As of or for the year ended December 31, 2015
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$31,584	$21,149	$4,349	$-	$57,082
Operating income (loss)	$10,024	$(1,930)	$(2,444)	$(1,711)	$3,939
Total assets	$13,854	$25,278	$8,735	$2,551	$50,418
Accounts and other receivables, net	$8,249	$2,546	$825	$-	$11,620
Deferred commission expense	$2,121	$131	$-	$-	$2,252
Other assets	$2,983	$296	$592	$444	$4,315

	As of or for the year ended December 31, 2014
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$30,236	$48	$4,670	$-	$34,954
Operating income (loss)	$5,997	$(539)	$(2,828)	$(1,567)	$1,063
Total assets	$21,966	$61	$10,012	$8,952	$40,991
Accounts and other receivables, net	$14,306	$52	$915	$-	$15,273
Deferred commission expense	$2,200	$-	$-	$-	$2,200
Other assets	$4,888	$-	$716	$13	$5,617

For the years ended December 31, 2015 and 2014, GEHC accounted for 55% and 87% of revenue, respectively.  Also, GEHC accounted for $8.1 million, or 69%, and $14.2 million, or 93%, of accounts and other receivables at December 31, 2015 and December 31, 2014, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Domestic (United States)	$53,860	$32,905
Non-domestic (foreign)	3,222	2,049
	$57,082	$34,954

NOTE D – FAIR VALUE MEASUREMENTS

The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company's assets and liabilities measured at fair value as of December 31, 2015:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December, 2015
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$2	$-	$-	$2

The following table presents information about the Company's assets measured at fair value as of December 31, 2014:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 2014
Assets
Cash equivalents invested in money market funds (included in cash and cash equivalents)	$8,149	$-	$-	$8,149

The fair values of the Company's cash equivalents invested in money market funds are determined through market, observable and corroborated sources.

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company's accounts and other receivables as of December 31, 2015 and 2014:

	(in thousands)
	December 31, 2015	December 31, 2014

Trade receivables	$15,252	$19,734
Due from employees	231	110
Allowance for doubtful accounts and
commission adjustments	(3,863)	(4,571)
Accounts and other receivables, net	$11,620	$15,273

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

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2015	December 31, 2014

Raw materials	$497	$583
Work in process	392	679
Finished goods	1,074	636
	$1,963	$1,898

 At December 31, 2015 and 2014, the Company maintained reserves for slow moving inventories of $861,000 and $815,000, respectively.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2015	December 31, 2014
Office, laboratory and other equipment	$1,586	$1,114
Equipment furnished for customer
or clinical uses	3,992	376
Furniture and fixtures	286	173
	5,864	1,663
Less: accumulated depreciation	(2,976)	(1,397)
Property and equipment, net	$2,888	$266

   Depreciation expense amounted to approximately $505,000 and $187,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

All goodwill at December 31, 2014 was attributable to the Equipment segment.  Goodwill of $14,375,000 generated by the acquisition of NetWolves is attributable to the IT segment.  The change in the carrying amount of goodwill are as follows:

	(in thousands)
	Carrying Amount for the year ended
	December 31, 2015	December 31, 2014
Beginning of period	$3,288	$3,303
Foreign currency translation	(179)	(15)
Acquisition of Netwolves	14,375	-
End of period	$17,484	$3,288

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	December 31, 2015	December 31, 2014

Customer-related
Costs	$5,831	$800
Accumulated amortization	(926)	(381)
	4,905	419

Patents and Technology
Costs	$2,423	$2,489
Accumulated amortization	(806)	(549)
	1,617	1,940

Software
Costs	1,182	962
Accumulated amortization	(727)	(495)
	455	467

	$6,977	$2,826

 The Company owns eleven US patents including eight utility and three design patents that expire at various times through 2023, and, through our Chinese subsidiaries, fourteen invention, utility, and  design patents expiring at various times through 2024.  The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary..  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $1,035,000 and $280,000 for the years ended December 31, 2015 and 2014, respectively.  Amortization of intangibles for the next five years is:

	(in thousands)
	2016	2017	2018	2019	2020

Amortization expense	$1,186	$1,084	$929	$807	$682

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – OTHER ASSETS

Other assets consist of the following at December 31, 2015 and 2014:

	(in thousands)
	December 31, 2015	December 31, 2014

Deferred commission expense - noncurrent	$2,083	2,988
Trade receivables - noncurrent	1,025	2,171
Other	1,207	458
	$4,315	5,617

NOTE J – DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:
	(in thousands)
	For the year ended
	December 31, 2015	December 31, 2014

Deferred revenue at beginning of period	$22,532	$18,019
Additions:
Deferred extended service contracts	654	912
Deferred in-service and training	18	40
Deferred service arrangements	40	88
Deferred commission revenues	10,674	17,992
Recognized as revenue:
Deferred extended service contracts	(857)	(869)
Deferred in-service and training	(15)	(50)
Deferred service arrangements	(69)	(96)
Deferred commission revenues	(14,461)	(13,504)
Deferred revenue at end of period	18,516	22,532
Less: current portion	9,480	9,882
Long-term deferred revenue at end of period	$9,036	$12,650

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2015 and 2014:

	(in thousands)
	December 31, 2015	December 31, 2014

Accrued compensation	$1,589	$2,915
Accrued expenses - other	1,414	1,098
Other liabilities	1,508	1,570
	$4,511	$5,583

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – RELATED-PARTY TRANSACTIONS

One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the purchase price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Asset Purchase Agreement.

The Company obtained an opinion regarding the fairness of the purchase price for the NetWolves entities from a reputable, independent third-party investment banking firm.  Of the $18,000,000 purchase price paid for the acquisition, $14,200,000 was from the Company's cash on hand and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note to MedTech.  Of the $4,800,000 borrowed from MedTech at December 31, 2015, $2,200,000 was provided by six of our directors or members of their families and an additional $100,000 was provided by Joshua Markowitz prior to his joining the board of directors in June 2015.  The Medtech Notes bear interest at 9% per annum.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  At December 31, 2015, the Company had contributed $100,000 to VSK, and $189,000 was due from VSK for equipment and services the Company billed to it. VSK earned approximately $394,000 for the year ended December 31, 2015.  Under the terms of the agreement, the Company's accrues no interest in VSK's income in the years ending December 31, 2015, 2016 and 2017 unless certain performance targets are achieved.  For the year ended December 31, 2015 such targets had not been achieved. The Company expects the conditions to be met in 2016 and expects to record its share of income from VSK.

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $304,000 and $240,000 were billed by the firm for the years ended December 31, 2015 and 2014, respectively, at which dates no amounts were outstanding.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone") for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date – see Note P).  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system.  The president of our subsidiary Life Enhancement Technologies Ltd. and the president and then vice-president of Biox Instruments Co. Ltd. collectively owned 80.9% of Genwell at the time of acquisition.  The President and CEO of the Company was appointed the nominee Chairman of Genwell at its formation for the sole purpose of applying for the government grant available only to overseas Chinese persons.  He has never received any compensation from Genwell nor held any ownership interest in Genwell.  The Company has received a fairness opinion for this transaction from an independent certified appraisal firm and a legal opinion from Chinese counsel.  The Company issued the RMB6,250,000 note as part of the acquisition payment and, in May 2015, modified the note to change the interest rate from 5% to 9% per annum, effective August 28, 2015, and to extend the maturity date from August 26, 2015 to August 26, 2019.  Unsecured notes and accrued interest aggregating $993,000, and $1,036,000 was payable to the president of LET and the president of Biox at December 31, 2015 and 2014, respectively.

$20,000 and $21,000 in advances was due from officers of Biox at December 31, 2015 and 2014, respectively. $3,000 in unsecured loans was payable to the president of LET at December 31, 2015 and 2014.  These advances and loans are due on demand and do not bear interest.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – DEBT

Debt consists of the following:

	(in thousands)
	December 31, 2015	December 31, 2014

Line of Credit	$1,076	$-
Unsecured term loan	154	163
Notes Payable - DFS	452	-
Notes Payable - MedTech (net of $111,000 in debt issue costs)	4,689	-
Notes Payable - related parties	963	1,018
Subtotal	7,334	1,181
Less: current portion	(1,485)	(1,181)
	$5,849	$-

Line of Credit

In July 2015, NetWolves' lending institution extended its $2.0 million line of credit and increased the maximum borrowings to $3.0 million.  Advances under the line, which expires on August 26, 2016, bear interest at a rate of LIBOR plus 2.25% (aggregating 2.68% at December 31, 2015) and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vasomedical, Inc.  At December 31, 2015, the Company had drawn approximately $1.1 million against the line.

Unsecured Term Loan

In November 2014, Biox entered into an unsecured term loan of Chinese Yuan RMB1,000,000 (approximately $163,000) with a Chinese bank.  The loan term was one year and bore interest at 6.72%, payable monthly.  In November 2015, Biox extended the loan for an additional year maturing on November 30, 2016 with interest at 5.22% per year.

Notes Payable

The Company financed certain NetWolves equipment purchases through notes payable to Dell Financial Services ("DFS").  The notes, which are secured by the financed equipment, bear interest at a fixed rate of 6.55% per annum and are payable in 36 monthly installments.

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTech pursuant to which it issued MedTech a secured subordinated promissory note ("Note") for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, of which $250,000 was provided by a director and a director's relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.  The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2015,  during the next five years are:

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Years ending December 31,
2016	$1,485
2017	197
2018	-
2019	5,763
Total	$7,445

NOTE N – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People's Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2015 and 2014, statutory reserves aggregating approximately $35,000 were recorded in the Company's consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

NOTE O - OPTION PLANS

1999 Stock Option Plan

In July 1999, the Company's Board of Directors approved the 1999 Stock Option Plan ("the 1999 Plan"), for which the Company reserved an aggregate of 2,000,000 shares of common stock. The 1999 Plan provides that a committee of the Board of Directors of the Company will administer it and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. Options granted under the 1999 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual principal stockholder who owns stock possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the committee but in no event shall exceed ten years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option. In July 2000, the Company's Board of Directors increased the number of shares authorized for issuance under the 1999 Plan by 1,000,000 shares to 3,000,000 shares. In December 2001, the Board of Directors of the Company increased the number of shares authorized for issuance under the 1999 Plan by 2,000,000 shares to 5,000,000 shares.

The term for which options may be granted under the 1999 Plan expired July 12, 2009.

During the year ended December 31, 2015, no options to purchase shares of common stock under the 1999 Plan were retired.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Stock Option and Stock Issuance Plan

In October 2004, the Company's stockholders approved the 2004 Stock Option and Stock Issuance Plan ("the 2004 Plan"), for which the Company reserved an aggregate of 2,500,000 shares of common stock. The 2004 Plan is divided into two separate equity programs: (i) the Option Grant Program under which eligible persons ("Optionees") may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock; and (ii) the Stock Issuance Program under which eligible persons ("Participants") may, at the discretion of the Board of Directors, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

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

During the year ended December 31, 2015, options to purchase 51,912 shares of common stock under the 2004 Plan at exercise prices ranging from $0.57 to $0.58 were retired.

2010 Stock Option and Stock Issuance Plan

On June 17, 2010 the Board of Directors approved the 2010 Stock Plan (the "2010 Plan") for officers, directors, employees and consultants of the Company.  The stock issuable under the 2010 Plan shall be shares of the Company's authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2010 Plan is 5,000,000 shares.

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

No shares or options were granted under the 2010 Plan during the year ended December 31, 2015 and 3,387 shares were withheld for withholding taxes.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Stock Option and Stock Issuance Plan

On October 30, 2013, the Board of Directors approved the 2013 Stock Plan (the "2013 Plan") for officers, directors, employees and consultants of the Company.  The stock issuable under the 2013 Plan shall be shares of the Company's authorized but unissued or reacquired common stock.  The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

The 2013 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company.

During the year ended December 31, 2015, 3,742,500 restricted shares of common stock were granted under the 2013 Plan to employees and directors of the Company, vesting at various times through June 2019, and 1,644 shares were withheld for withholding taxes.

No options were granted under the 2013 Plan during the year ended December 31, 2015.

Stock option activity under all the plans for the year ended December 31, 2015 is summarized as follows:

		Outstanding Options
	Shares Available for Future Issuance	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at December 31, 2014	-	951,912	$0.12 - $0.58	$0.17
Options granted	-
Options exercised	-
Options canceled under 2004 Plan	-	(51,912)		$0.58
Balance at December 31, 2015	-	900,000	$0.12 - $0.22	$0.15

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
Range of Exercise Prices
$0.12 - $0.22	900,000	1.1	$0.15	900,000	$0.15

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options outstanding and currently exercisable was $48,000 at December 31, 2015.  The following table summarizes non-vested restricted shares for the year ended December 31, 2015:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	7,241,234	565,000	$0.27
Granted	(3,742,500)	3,742,500	$0.18
Vested		(1,474,519)	$0.21
Forfeited	5,481	(5,481)	$0.18
Balance at December 31, 2015	3,504,215	2,827,500	$0.18

There were 75,143,396 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE P – BUSINESS COMBINATION
Genwell Acquisition

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (Genwell), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. (Gentone) for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  The notes totaling RMB6,250,000 (approximately $1,015,000) were payable one year from the closing date with interest at the rate of 5% per annum, and modified in May 2015 as described in Note L.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCareTM wireless multi-parameter patient monitoring system and holds the patents and intellectual property rights for this system. The primary purpose of the acquisition was to acquire ownership of the developed product including CFDA clearance as well as these patents and intellectual property.

The operating results of Genwell from the date of acquisition are included in the accompanying consolidated financial statements.  The following table summarizes the fair values of the net assets acquired:

(in thousands)
Cash and cash equivalents	$113
Accounts receivable and other current assets	2
Property and equipment	3
Intangible assets	2,033
Net assets acquired	$2,151

NetWolves Acquisition

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC  (collectively, "NetWolves") for $18,000,000 (the "Purchase Price"). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of the Note to MedTech (See Note M).  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves' existing services to the healthcare IT market.

The operating results of NetWolves from May 29, 2015 to December 31, 2015 are included in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2015.  The accompanying consolidated balance sheet at December 31, 2015 reflects the acquisition of NetWolves effective May 29, 2015.

Vasomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	(in thousands)
Assets acquired/(liabilities assumed)	As initially reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$733	$-	$733
Accounts receivable and other current assets	1,638	(103)	1,535
Other assets	50	-	50
Property and equipment	2,359	-	2,359
Accounts payable and other current liabilities	(4,382)	-	(4,382)
Long term debt	(1,701)	-	(1,701)
Goodwill and other intangibles	19,303	(4,928)	14,375
Customer-related intangibles	-	5,031	5,031
Total	$18,000	$-	$18,000

During the year ended December 31, 2015, the Company expensed $100,000 of acquisition-related legal costs and incurred $130,000 in debt issue costs.  The legal costs are included in the line item Selling, General & Administrative costs in the accompanying consolidated statements of income and comprehensive income.  The debt issue costs are recorded as a reduction to long term notes payable in the accompanying consolidated balance sheet at December 31, 2015.  The amounts of revenue and net loss of NetWolves included in the Company's consolidated statements of income and comprehensive income for the year ended December 31, 2015 was $20,661,000 and $125,000, respectively.  The goodwill is expected to be deductible for tax purposes.

The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Genwell and NetWolves had occurred January 1, 2013, and January 1, 2014, respectively.

	(in thousands)
	Year ended
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)

Revenue	$70,234	$64,552

Net income	4,007	152

Basic earnings per share	$0.03	$0.00

Diluted earnings per share	$0.03	$0.00

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q -  INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2015	2014
Domestic	4,405	1,642
Foreign	(626)	(387)
Income before provision for income taxes	3,779	1,255

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2015	2014
Current provision (benefit)
Federal	92	54
State	208	45
Foreign	(10)	28
Total current provision	290	127

Deferred benefit
Federal	(284)	-
State	(50)	-
Foreign	-	-
Total deferred benefit	(334)	-

Total (benefit) provision for income taxes	(44)	127

Effective income tax rate	-1.16%	10.14%

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit for the year ended December 31, 2015 was $44,000 due primarily to a $560,000 reduction in the valuation allowance for deferred tax assets, partially offset by $226,000 higher tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition, as well as higher state income taxes and federal alternative minimum taxes. The Company recorded income tax expense of $127,000 for the year ended December 31, 2014, which consisted mainly of federal alternative minimum taxes and state taxes.  During the year ended December 31, 2015, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $560,000 of tax benefits related to net operating loss carryforwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended  December 31, 2015 in accordance with ASC 740.  In addition, the Company expects to provide a valuation  allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2015	December 31, 2014
	%	%
Federal statutory rate	34.00	34.00
State income taxes	8.99	6.00
Change in valuation allowance
relating to operations	(8.84)	-
Utilizations of net operating loss carryforward	(42.40)	(40.00)
Foreign taxes	(0.28)	2.28
Alternative minimum tax	2.37	4.28
Other	5.00	3.58
	(1.16)	(10.14)

The effective tax rate increased mainly due to the effects of adjusting the deferred tax asset valuation allowance for the year ended December 31, 2015 to reflect a change in estimate of future taxable income.

As of December 31, 2015, the recorded deferred tax assets were $17,029,000, reflecting a decrease of $1,515,000 during the year ended December 31, 2015, which was offset by a valuation allowance of $16,170,000, reflecting a decrease of $2,374,000.

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax  assets and liabiilties are summarized as follows:

	(in thousands)
	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforwards	$14,076	$16,014
Depreciation and amortization	138	219
Stock-based compensation	59	33
Allowance for doubtful accounts	53	14
Reserve for obsolete inventory	364	301
Tax credits	549	381
Expense accruals	442	315
Deferred revenue	1,348	1,267
Total gross deferred taxes	17,029	18,544
Valuation allowance	(16,170)	(18,544)
Net deferred tax assets	859	-

Deferred Tax Liabilities:
Deferred commissions	(299)	-
Goodwill	(226)	-
Differences in timing of revenue recognition	(112)	(112)
Total deferred tax liabilities	(637)	(112)

Total deferred tax assets (liabilities)	222	(112)

Recorded as:
Non-current deferred tax assets (in other assets)	334	-
Non-current deferred tax liabilities	(112)	(112)
Total deferred tax assets (liabilities)	$222	$(112)

The activity in the valuation allowance is set forth below:

	(in thousands)
	2015	2014
Valuation allowance, January 1,	$18,544	$19,041
Partial release of allowance	(560)	-
Change in valuation allowance	(1,814)	(497)
Valuation allowance, December 31,	$16,170	$18,544

At December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35 million expiring at various dates from 2020 through 2033.  No net operating loss carryforwards expired in the years ended December 31, 2015 and 2014.

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

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for earnings that have been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S., we currently have no intention to remit any undistributed earnings of our foreign subsidiaries in a taxable manner. As of December 31, 2015, we have approximately $7.5 million of foreign undistributed earnings. Should additional amounts of our foreign subsidiaries' undistributed earnings be remitted to the U.S. as taxable dividends, we would expect that this would result in additional U.S. tax at a statutory rate of up to 35% and offset by any potential foreign tax credits. Due to uncertainty surrounding the timing and manner in which such distributions could occur, it is not practicable to estimate the amount of such liability.

NOTE R - COMMITMENTS AND CONTINGENCIES

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

Facility Leases

Upon expiration of the Westbury, New York lease in September 2015, the Company relocated its offices from Westbury to a facility in Plainview, New York, under a seven-year agreement expiring in September 2022.  The Company also leases offices in New York City under a five-year agreement expiring May 2017.  NetWolves houses its operations in leased facilities in Tampa, Florida, under an agreement expiring in May 2016.  FGE leases facilities in Wuxi, China, pursuant to leases expiring in December 2020, and a facility in Foshan, China, pursuant to a lease that expires in April 2016.  The Company expects to renew its leases expiring in 2016.

Vehicle Lease Agreement

In June 2011, the Company began taking deliveries under a closed-end master lease agreement for the provision of vehicles to the sales team of its Professional Sales Service segment.  Vehicles obtained under the terms of the agreement are leased generally for a 36-month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31,

	(in thousands)
	Vehicles	Facilities	Equipment	Total
2016	$288	$236	$127	$651
2017	167	139	10	316
2018	41	123	-	164
2019	-	125	-	125
2020	-	127	-	127
Thereafter	-	130		130
Total	$496	$880	$137	$1,513

Rental expense for all operating leases totaled approximately $713,000 and $620,000 for the years ended December 31, 2015 and 2014, respectively.

Employment Agreements

On March 21, 2011, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, for a three-year term ended on March 14, 2014. The agreement was amended in 2013 and again in 2015 to provide for a continuing three-year term, unless earlier terminated by the Company, but in no event can extend beyond March 14, 2021.  The Employment Agreement currently provides for annual compensation of $375,000.  Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

On June 1, 2015, the Company entered into an Employment Agreement with Mr. Peter Castle to be its Chief Operating Officer.  The agreement provides for a three-year term ending on June 1, 2018 and shall extend for additional one-year periods annually commencing June 1, 2018, unless earlier terminated by the Company, but in no event can extend beyond June 1, 2021.  The Employment Agreement currently provides for annual compensation of $350,000.  Mr. Castle shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Mr. Castle shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Vasomedical , Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licensing and Support Service Agreement

In 2010, NetWolves executed a licensing and support service agreement for the upgrade of its billing system.  The agreement initially was set to expire in December 2014; however, it was extended for a period of two years in June 2013 and accordingly now expires in December 2016. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $195,000 in 2015.

Letters of Credit

At December 31, 2015 we are contingently liable under two standby letters of credit approximating $270,500 in total.  The letters of credit are being maintained as security for debt service payments to two vendors.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2015 and 2014, the Company had and continues to have operations in China. Operating transactions in China are denominated in RMB, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Vasomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - 401(K) PLANS
The Company maintains two defined contribution plans to provide retirement benefits for its employees - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC 401(k) Plan adopted in January 2015. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan and after six months employment under the NetWolves Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan, or up to the maximum allowed by law under the NetWolves Plan. In the years ended December 31, 2015 and 2014 the Company made discretionary contributions of approximately $95,000 and $85,000, respectively, to match a percentage of employee contributions.