Form 10-Q
period 2016-03-31
VASOMEDICAL, INC
filed 2016-05-13
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 9, 2016 – 159,563,662

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,667	$2,160
Short-term investments	-	38
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,752 at March 31,
2016 and $3,863 at December 31, 2015	8,618	11,620
Receivables due from related parties	107	209
Inventories, net	2,254	1,963
Deferred commission expense	2,148	2,252
Prepaid expenses and other current assets	501	512
Total current assets	18,295	18,754

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$2,847 at March 31, 2016 and $2,976 at December 31, 2015	3,087	2,888
GOODWILL	17,504	17,484
INTANGIBLES, net	6,726	6,977
OTHER ASSETS, net	3,642	4,315
	$49,254	$50,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,147	$4,037
Accrued commissions	1,305	2,031
Accrued expenses and other liabilities	3,813	4,511
Sales tax payable	660	671
Income taxes payable	-	202
Deferred revenue - current portion	9,186	9,480
Notes payable - current portion	2,637	1,485
Due to related party	25	33
Total current liabilities	21,773	22,450

LONG-TERM LIABILITIES
Notes payable	4,827	4,886
Notes payable due to related party	969	963
Deferred revenue	8,717	9,036
Deferred tax liability	112	112
Other long-term liabilities	1,148	1,230
Total long-term liabilities	15,773	16,227

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2016, and December 31, 2015	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
168,749,889 shares issued at March 31, 2016
and December 31, 2015; 158,441,802 shares outstanding
at March 31, 2016 and December 31, 2015	168	168
Additional paid-in capital	62,296	62,263
Accumulated deficit	(48,714)	(48,610)
Accumulated other comprehensive loss	(42)	(80)
Treasury stock, at cost, 10,308,087 shares at March 31, 2016 and December 31, 2015	(2,000)	(2,000)
Total stockholders' equity	11,708	11,741
	$49,254	$50,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Revenues
Professional sales services	$6,846	$6,390
Managed IT systems and services	9,727	-
Equipment sales and services	969	1,063
Total revenues	17,542	7,453

Cost of revenues
Cost of professional sales services	1,411	1,523
Cost of managed IT systems and services	5,721	-
Cost of equipment sales and services	398	363
Total cost of revenues	7,530	1,886
Gross profit	10,012	5,567

Operating expenses
Selling, general and administrative	9,706	5,719
Research and development	147	134
Total operating expenses	9,853	5,853
Operating income (loss)	159	(286)

Other income (expense)
Interest and financing costs	(171)	(28)
Interest and other income (expense), net	10	68
Total other income (expense), net	(161)	40

Loss before income taxes	(2)	(246)
Income tax expense	(102)	(6)
Net loss	(104)	(252)

Other comprehensive income
Foreign currency translation gain	38	7
Comprehensive loss	$(66)	$(245)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	157,391	155,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,315	2	-	-	340	-	-	342
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(174)	(174)
Net income	-	-	-	-	-	3,823	-	3,823
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	-	-	-	-	33	-	-	33
Foreign currency translation gain	-	-	-	-	-	-	38	38
Net loss	-	-	-	-	-	(104)	-	(104)
Balance at March 31, 2016 (unaudited)	168,750	$168	(10,308)	$(2,000)	$62,296	$(48,714)	$(42)	$11,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(104)	$(252)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	515	212
Deferred income taxes	93	-
Loss from interest in joint venture	73	2
Provision for doubtful accounts and commission adjustments	25	9
Amortization of debt issue costs	8	-
Share-based compensation	33	19
Provision for allowance for loss on loan receivable	412	-
Changes in operating assets and liabilities:
Accounts and other receivables	2,979	10,240
Receivables due from related parties	93	(55)
Inventories, net	(429)	(227)
Deferred commission expense	104	(211)
Other current assets	12	(76)
Other assets, net	217	1,070
Accounts payable	189	105
Accrued commissions	(725)	(1,095)
Accrued expenses and other liabilities	(760)	(2,267)
Sales tax payable	(12)	(48)
Income taxes payable	(203)	-
Deferred revenue	(613)	(1,078)
Notes payable due to related party	-	18
Other long-term liabilities	(24)	(107)
Net cash provided by operating activities	1,883	6,259

Cash flows from investing activities
Purchases of equipment and software	(329)	(45)
Purchases of short-term investments	-	(38)
Redemption of short-term investments	38	40
Investment in VSK	(100)	-
Net cash used in investing activities	(391)	(43)

Cash flows from financing activities
Net borrowings on revolving line of credit	1,019	-
Debt issuance costs	-	(60)
Repayment of notes payable	(14)	-
Net cash provided by (used in) financing activities	1,005	(60)
Effect of exchange rate differences on cash and cash equivalents	10	(15)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,507	6,141
Cash and cash equivalents - beginning of period	2,160	9,128
Cash and cash equivalents - end of period	$4,667	$15,269

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$162	$3
Income taxes paid	$203	$65

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$142	$-

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, "NetWolves").  It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division.  Its current offerings include:

•	Managed diagnostic imaging applications (national channel partner of GEHC IT).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).
•	Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and third-party applications to deliver its value proposition.

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

VasoHealthcare's current offerings consist of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

VasoHealthcare has built a team of approximately 90 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development, manufacturing, and sales operations of medical devices acquired by the Company.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offerings consist of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy system for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost-effectively create and market its proprietary technology. It works with a global distribution network of channel partners, as well as a global joint venture arrangement, to sell its products.

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

Significant Accounting Policies and Recent Accounting Pronouncements

During the first quarter of 2016, we adopted Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-period Adjustments, and ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, neither of which had an impact on our reported financial position or results of operations and cash flows.  There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a significant impact on our consolidated financial statements or notes thereto.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which adds further guidance on identifying performance obligations and improves the operability and understanding of the licensing implementation guidance.  The standard is effective for fiscal periods beginning after December 15, 2017, including interim periods therein.  Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Variable Interest Entities

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.  Biox is a Variable Interest Entity ("VIE").

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of March 31, 2016	As of December 31, 2015
	(unaudited)
Cash and cash equivalents	$16	$104
Total assets	$1,230	$1,168
Total liabilities	$1,066	$1,007

	(in thousands)
	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Total net revenue	$348	$371

Net loss	$(2)	$(135)

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and adjusted EBITDA (net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash stock-based compensation).  Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	(in thousands)
	As of or for the three months ended March 31, 2016 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$6,846	$9,727	$969	$-	$17,542
Operating income (loss)	$1,989	$(742)	$(700)	$(388)	$159
Total assets	$10,783	$25,407	$8,248	$4,816	$49,254
Accounts and other receivables, net	$5,628	$2,171	$819	$-	$8,618
Deferred commission expense	$2,034	$114	$-	$-	$2,148
Other assets	$2,780	$281	$130	$451	$3,642

	As of or for the three months ended March 31, 2015 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$6,390	$-	$1,063	$-	$7,453
Operating income (loss)	$1,087	$(355)	$(635)	$(383)	$(286)
Total assets	$11,142	$159	$9,592	$15,405	$36,298
Accounts and other receivables, net	$4,363	$86	$576	$-	$5,025
Deferred commission expense	$2,412	$4	$-	$-	$2,416
Other assets	$3,832	$-	$715	$73	$4,620

For the three months ended March 31, 2016 and 2015, GE Healthcare accounted for 39% and 86% of revenue, respectively, and $5.3 million or 62%, and $8.1 million or 69%, of accounts and other receivables at March 31, 2016 and December 31, 2015, respectively.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Stock options	800	952
Common stock grants	2,703	390
	3,503	1,342

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of March 31, 2016 and December 31, 2015:

	(in thousands)
	March 31, 2016	December 31, 2015
	(unaudited)
Trade receivables	$12,015	$15,252
Due from employees	355	231
Allowance for doubtful accounts and
commission adjustments	(3,752)	(3,863)
Accounts and other receivables, net	$8,618	$11,620

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – INVENTORIES, NET

    Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$489	$497
Work in process	383	392
Finished goods	1,382	1,074
	$2,254	$1,963

At March 31, 2016 and December 31, 2015, the Company maintained reserves for slow moving inventories of $841,000 and $861,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,504,000 and $17,484,000 was recorded on the Company's condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $3,129,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount
Balance at December 31, 2015	$17,484
Foreign currency translation	20
Balance at March 31, 2016 (unaudited)	$17,504

 The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	March 31, 2016	December 31, 2015
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(1,137)	(926)
	4,694	4,905

Patents and Technology
Costs	2,414	2,423
Accumulated amortization	(870)	(806)
	1,544	1,617

Software
Costs	1,220	1,182
Accumulated amortization	(732)	(727)
	488	455

	$6,726	$6,977

 Patents and technology, and software, are amortized on a straight line basis over their estimated useful lives of ten, and five years, respectively.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to $280,000 and $171,000 for the three months ended March 31, 2016 and 2015, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years	(unaudited)
Remainder of 2016	$894
2017	1,092
2018	938
2019	816
2020	690

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2016 and December 31, 2015:

	(in thousands)
	March 31, 2016	December 31, 2015
	(unaudited)
Deferred commission expense - noncurrent	$2,006	$2,083
Trade receivables - noncurrent	927	1,025
Other, net of allowance for loss on loan receivable of $412 at March 31, 2016 and $0 at December 31, 2015	709	1,207
	$3,642	$4,315

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2016 and December 31, 2015:

	(in thousands)
	March 31, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$574	$1,589
Accrued expenses - other	1,304	1,414
Other liabilities	1,935	1,508
	$3,813	$4,511

NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$18,516	$22,532
Additions:
Deferred extended service contracts	213	211
Deferred in-service and training	3	3
Deferred service arrangements	10	10
Deferred commission revenues	2,298	1,849
Recognized as revenue:
Deferred extended service contracts	(199)	(231)
Deferred in-service and training	(5)	(8)
Deferred service arrangements	(9)	(23)
Deferred commission revenues	(2,924)	(2,890)
Deferred revenue at end of period	17,903	21,453
Less: current portion	9,186	11,400
Long-term deferred revenue at end of period	$8,717	$10,053

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - BUSINESS COMBINATION

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves") for $18,000,000 (the "Purchase Price"). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of a secured subordinated promissory note ("Note") to MedTechnology Investments, LLC ("Medtech" - see Note L).  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves' existing services to the healthcare IT market.

In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at May 29, 2015 (the acquisition date).  The following table summarizes the allocation of the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Cash and cash equivalents	$733
Accounts receivable and other current assets	1,535
Other assets	50
Property and equipment	2,359
Accounts payable and other current liabilities	(4,382)
Long term debt	(1,701)
Goodwill and other intangibles	14,375
Customer-related intangibles	5,031
Total	$18,000

The goodwill is expected to be deductible for tax purposes.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of NetWolves had occurred January 1, 2014.

	(in thousands)
	Three months ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Revenue	$17,542	$15,361

Net loss	(109)	(354)

Loss per share - basic and diluted	$(0.00)	$(0.00)

NOTE L - RELATED-PARTY TRANSACTIONS

One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves, LLC.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the Purchase Price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Purchase Agreement (see Note K).

The Company obtained an opinion regarding the fairness of the Purchase Price for NetWolves from a reputable, independent third-party investment banking firm.  $14,200,000 of the Purchase Price was paid for by cash on hand, and the remaining $3,800,000 was raised from the sale of the Note to MedTech.  Of the $4,800,000 borrowed from MedTech, $2,200,000 was provided by six of our directors or members of their families, and an additional $100,000 was provided by an additional director prior to his joining the board of directors in June 2015.   The MedTech Note bears interest at 9% per annum.

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 and $60,000 were billed by the firm for the three-month periods ended March 31, 2016 and 2015, respectively, at which date no amounts were outstanding.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  At March 31, 2016, the Company had contributed $200,000 to VSK, and $87,000 was due from VSK for equipment and services the Company billed to it.  The Company's noncontrolling interest in VSK's loss from operations approximated $73,000 and $2,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

NOTE N – SUBSEQUENT EVENT

In April 2015, the Company issued approximately 1.1 million shares of restricted common stock to an employee in satisfaction of a compensation liability.

Vasomedical, Inc. and Subsidiaries

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreements and the risk factors reported from time to time in the Company's SEC reports, including its recent report on Form 10-K.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vasomedical" or "management" refer to Vasomedical, Inc. and its subsidiaries

General Overview

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

Vasomedical, Inc. and Subsidiaries

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

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development, manufacturing, and sales operations of medical devices acquired by the Company.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offering consists of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders .
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems, used for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost-effectively create and market its proprietary technology. It works with a global distribution network of channel partners, as well as a global joint venture arrangement, to sell its products.

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

Certain of our accounting policies are deemed "critical", as they are both most important to the financial statement presentation and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016.

Results of Operations – For the Three Months Ended March 31, 2016 and 2015

Total revenue for the three months ended March 31, 2016 and 2015 was $17,542,000 and $7,453,000, respectively, representing an increase of $10,089,000, or 135% year-over-year.  The revenue increase was primarily due to $9,727,000 in revenue in the IT segment, of which $9,238,000 resulted from the operations of NetWolves, which the Company acquired at the end of May 2015.  Net loss for the three months ended March 31, 2016 was $104,000, compared to a net loss of $252,000 for the three months ended March 31, 2015, representing an improvement of $148,000.  Our total net loss was $0.00 per basic and diluted common share for the three months ended March 31, 2016 and 2015.

Vasomedical, Inc. and Subsidiaries

Revenues

Commission revenues in the professional sales services segment were $6,846,000 in the first quarter of 2016, an increase of 7%, as compared to $6,390,000 in the first quarter of 2015.  The increase in commission revenues in the first quarter of 2016 was due primarily to an increase in equipment delivered by GEHC during the quarter, partially offset by lower commission rates on such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2016, $16,744,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $8,206,000 was long-term.  At March 31, 2015, $20,114,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,420,000 was long-term.

Revenue in the IT segment for the three months ended March 31, 2016 was $9,727,000 compared to $0 revenue for the three months ended March 31, 2015, of which $9,238,000 resulted from the acquisition of NetWolves in the second quarter 2015, and $489,000 resulted from growth in the healthcare IT VAR business.

Revenue in our equipment segment decreased by $94,000, or 9%, to $969,000 for the three-month period ended March 31, 2016 compared to the same period of the prior year.  The decrease was principally due to a decrease in EECP® revenues and international sales by our China operations as a result of lower sales volume.

Gross Profit

The Company had a gross profit of $10,012,000, or 57% of revenue, in the first quarter of 2016 compared to $5,567,000, or 75% of revenue, in the first quarter of the prior year, an increase of $4,445,000, or 80%.  The increase is principally due to $4,006,000 in gross profit in the IT segment, of which $3,883,000 resulted from the acquisition of NetWolves, combined with higher revenues and gross profit margin in the professional sales services segment.

Professional sales services segment gross profit was $5,435,000, or 79% of the segment revenue, for the three months ended March 31, 2016 as compared to $4,867,000, or 76% of the segment revenue, for the three months ended March 31, 2015.  The increase in absolute dollars and margin percentage was due to higher delivery volume of GEHC equipment during the first quarter of 2016 than in the same period last year, as well as lower commission expense in the first quarter of 2016.  Cost of commissions of $1,411,000 and $1,523,000, for the three months ended March 31, 2016 and 2015, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due to lower commission expense rates on certain deliveries in the first quarter 2016 compared to the same period in 2015.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

IT segment gross profit for the three months ended March 31, 2016 was $4,006,000, or 41% of revenue, compared to $0 gross profit for the three months ended March 31, 2015, with the increase primarily resulting from the acquisition of NetWolves.

Equipment segment gross profit decreased to $571,000, or 59% of equipment segment revenues, for the first quarter of 2016 compared to $700,000, or 66% of equipment segment revenues, for the same quarter of 2015.  Gross profit margin in the equipment segment decreased due mainly to lower average selling prices.

Operating Income (Loss)

Operating income was $159,000 for the three months ended March 31, 2016, compared to an operating loss of $286,000 for the three months ended March 31, 2015, an improvement of $445,000. The improvement in operating income is due to the increase in gross profit and lower selling, general and administrative, or SG&A, costs relative to revenue.  SG&A costs were 55% of revenue for the three months ended March 31, 2016, compared to 77% of revenue for the three months ended March 31, 2015. Operating income in the professional sales services segment increased by $902,000 to $1,989,000, compared to $1,087,000 in the first quarter of the prior year, due mainly to a higher gross margin combined with lower SG&A costs.  In addition, operating loss in the equipment segment increased by $65,000, or 10%, to $700,000 compared to $635,000 in the same quarter of the prior year, due primarily to a one-time charge of $412,000, included in SG&A expense, to reserve a loan receivable, and $129,000 lower gross profit, partially offset by a $487,000 decrease in all other SG&A costs in the current year quarter.  Our IT segment had an operating loss of $742,000 in the first quarter of 2016 as compared to an operating loss of $355,000 in the same quarter of the prior year.  The increase of $387,000 was primarily due to an increase of $349,000 attributable to the inclusion of NetWolves.

Vasomedical, Inc. and Subsidiaries

SG&A expenses for the first quarter of 2016 and 2015 were $9,706,000, or 55% of revenues, and $5,719,000, or 77% of revenues, respectively, reflecting an increase of $3,987,000 or approximately 70%. The increase in SG&A expenditures in the first quarter of 2016 resulted primarily from $4,749,000 in costs attributable to the IT segment in 2016 mainly due to the inclusion of NetWolves operations during the quarter, and higher sales and marketing expenses in the GEHC VAR business, partially offset by lower costs in the professional sales services and equipment segments.  Despite the inclusion of a one-time charge of $412,000 recorded in the first quarter of 2016 related to the reserving of a loan receivable, equipment segment SG&A decreased to $1,125,000 in the first quarter of 2016 from $1,200,000 in the same period of 2015.

Research and development ("R&D") expenses were $147,000, or 1% of revenues (15% of Equipment segment revenues), for the first quarter of 2016, an increase of $13,000, or 10%, from $134,000, or 2% of revenues (13% of Equipment segment revenues), for the first quarter of 2015. The increase is primarily attributable to higher product development expenses in the first quarter of 2016.

Adjusted EBITDA

We define Adjusted EBITDA (earnings (loss) before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure, as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes.  We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net loss	$(104)	$(252)
Interest expense (income), net	155	(7)
Income tax expense	102	6
Depreciation and amortization	523	212
Share-based compensation	33	19
Adjusted EBITDA	$709	$(22)

Adjusted EBITDA increased by $731,000 to $709,000 in the quarter ended March 31, 2016 from $(22,000) in the quarter ended March 31, 2015.  The increase was primarily attributable to the lower net loss and higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, as well as higher interest expense arising from the MedTech Note used to partially fund the NetWolves acquisition and higher income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the first quarter of 2016 was $(161,000) as compared to $40,000 for the first quarter of 2015. The change from income to expense was due primarily to higher interest expense from debt associated with the Genwell and NetWolves acquisitions.

Vasomedical, Inc. and Subsidiaries
Income Tax Expense

During the first quarter of 2016 we recorded income tax expense of $102,000 as compared to income tax expense of $6,000 for the first quarter of 2015.  The increase arose from higher U.S. income taxes associated with tax amortization arising from the NetWolves purchase.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2016, we had cash and cash equivalents of $4,667,000 and negative working capital of $3,478,000 compared to cash and cash equivalents of $2,160,000, short-term investments of $38,000 and negative working capital of $3,696,000 at December 31, 2015.  $7,038,000 in negative working capital at March 31, 2016 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $1,883,000 during the first quarter of 2016, compared to $6,259,000 for the same period in 2015, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,055,000 and cash provided by operating assets and liabilities of $828,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,979,000, partially offset by decreases in deferred revenue of $613,000, accrued expenses of $760,000, and accrued commissions of $725,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014, resulting in significant cash inflows early in 2015.

Cash used in investing activities during the three-month period ended March 31, 2016 was $391,000. We invested $100,000 in the VSK joint venture as part of our capital contribution, and, $329,000 was used for the purchase of equipment and software.  This was partially offset by the redemption of short-term investments of $38,000.

Cash provided by financing activities during the three-month period ended March 31, 2016 was $1,005,000 as a result of borrowings on our line of credit, partially offset by $14,000 in repayments of notes issued for equipment purchases.

Liquidity

The Company expects to be profitable for the year ending December 31, 2016 and to continue to generate positive cash flow through its existing professioinal sales services operations, from the operation of NetWolves, and improved operating efficiency and growth in its China operations and by expanding its market presence and product portfolio.  The Company has reorganized its EECP® business model, both domestically and internationally, including the start of operations of the joint venture VSK Medical, intended to reduce costs and achieve profitability in this business.  The Company will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and will look to expand its sales representation business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By:/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  May 13, 2016