Form 10-Q
period 2016-06-30
VASOMEDICAL, INC
filed 2016-08-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June30, 2016

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2016 – 163,461,353

Vasomedical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,622	$2,160
Short-term investments	-	38
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,798 at June 30,
2016 and $3,863 at December 31, 2015	8,945	11,620
Receivables due from related parties	100	209
Inventories, net	1,671	1,963
Deferred commission expense	2,161	2,252
Prepaid expenses and other current assets	510	512
Total current assets	19,009	18,754

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$2,963 at June 30, 2016 and $2,976 at December 31, 2015	3,354	2,888
GOODWILL	17,412	17,484
INTANGIBLES, net	6,488	6,977
OTHER ASSETS, net	3,813	4,315
	$50,076	$50,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,150	$4,037
Accrued commissions	1,550	2,031
Accrued expenses and other liabilities	4,050	4,511
Sales tax payable	718	671
Income taxes payable	-	202
Deferred revenue - current portion	9,613	9,480
Notes payable - current portion	2,600	1,485
Due to related party	32	33
Total current liabilities	22,713	22,450

LONG-TERM LIABILITIES
Notes payable	4,768	4,886
Notes payable due to related party	1,166	963
Deferred revenue	8,170	9,036
Deferred tax liability	112	112
Other long-term liabilities	1,150	1,230
Total long-term liabilities	15,366	16,227

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2016, and December 31, 2015	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
170,169,440 and 168,749,889 shares issued at June 30, 2016
and December 31, 2015, respectively; 159,861,353 and 158,441,802
shares outstanding at June 30, 2016 and December 31, 2015, respectively	170	168
Additional paid-in capital	62,500	62,263
Accumulated deficit	(48,501)	(48,610)
Accumulated other comprehensive loss	(172)	(80)
Treasury stock, at cost, 10,308,087 shares at June 30, 2016 and December 31, 2015	(2,000)	(2,000)
Total stockholders' equity	11,997	11,741
	$50,076	$50,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Professional sales services	$6,860	$7,036	$13,706	$13,427
Managed IT systems and services	10,124	2,811	19,851	2,811
Equipment sales and services	1,230	996	2,199	2,059
Total revenues	18,214	10,843	35,756	18,297

Cost of revenues
Cost of professional sales services	1,582	1,524	2,993	3,047
Cost of managed IT systems and services	6,165	1,613	11,886	1,613
Cost of equipment sales and services	354	378	752	741
Total cost of revenues	8,101	3,515	15,631	5,401
Gross profit	10,113	7,328	20,125	12,896

Operating expenses
Selling, general and administrative	9,744	6,985	19,450	12,704
Research and development	105	137	252	272
Total operating expenses	9,849	7,122	19,702	12,976
Operating income (loss)	264	206	423	(80)

Other income (expense)
Interest and financing costs	(170)	(89)	(341)	(117)
Interest and other income (expense), net	68	80	78	147
Total other income (expense), net	(102)	(9)	(263)	30

Income (loss) before income taxes	162	197	160	(50)
Income tax benefit (expense)	51	(6)	(51)	(12)
Net income (loss)	213	191	109	(62)

Other comprehensive income
Foreign currency translation (loss) gain	(130)	24	(92)	31
Comprehensive income (loss)	$83	$215	$17	$(31)

Income (loss) per common share
- basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	158,513	156,258	157,952	156,102
- diluted	158,704	156,566	158,373	156,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	(in thousands)
	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,315	2	-	-	340	-	-	342
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(174)	(174)
Net income	-	-	-	-	-	3,823	-	3,823
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	306	-	-	-	67	-	-	67
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(6)	-	-	(6)
Foreign currency translation loss	-	-	-	-	-	-	(92)	(92)
Net income	-	-	-	-	-	109	-	109
Balance at June 30, 2016 (unaudited)	170,169	$170	(10,308)	$(2,000)	$62,500	$(48,501)	$(172)	$11,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vasomedical, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$109	$(62)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,043	482
Deferred income taxes	41	-
Loss from interest in joint venture	77	-
Provision for doubtful accounts and commission adjustments	75	61
Amortization of debt issue costs	16	1
Share-based compensation	67	260
Provision for allowance for loss on loan receivable	412	-
Changes in operating assets and liabilities:
Accounts and other receivables	2,596	10,429
Receivables due from related parties	108	1
Inventories, net	132	(354)
Deferred commission expense	90	(207)
Other current assets	-	(115)
Other assets, net	377	1,859
Accounts payable	194	(43)
Accrued commissions	(481)	(1,092)
Accrued expenses and other liabilities	(198)	(1,243)
Sales tax payable	48	(32)
Income taxes payable	(202)	(25)
Deferred revenue	(734)	(2,918)
Notes payable due to related party	-	31
Other long-term liabilities	(22)	(199)
Net cash provided by operating activities	3,748	6,834

Cash flows from investing activities
Purchases of equipment and software	(907)	(188)
Purchases of short-term investments	-	(38)
Redemption of short-term investments	38	40
Acquisition of Netwolves	-	(18,000)
Cash acquired through purchase of Netwolves	-	733
Investment in VSK	(422)	(100)
Net cash used in investing activities	(1,291)	(17,553)

Cash flows from financing activities
Net borrowings on revolving line of credit	994	-
Debt issuance costs	(130)	-
Payroll taxes paid by withholding shares	(6)	-
Repayment of notes payable	(89)	(21)
Proceeds from notes payable	-	4,550
Proceeds from note payable due to related party	300
Payments on notes payable due to related party	(72)	-
Net cash provided by financing activities	997	4,529
Effect of exchange rate differences on cash and cash equivalents	8	(7)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,462	(6,197)
Cash and cash equivalents - beginning of period	2,160	9,128
Cash and cash equivalents - end of period	$5,622	$2,931

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$436	$15
Income taxes paid	$310	$66

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment,
attributable to operating leases, net	$144	$3
Liability settled through issuance of common stock	$178	$-

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

Overview

Vasomedical, Inc. principally operates in three distinct business segments in the healthcare equipment and information technology ("IT") industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare ("GEHC") into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company ("GE"), to exploit the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offerings consist of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoHealthcare has built a team of approximately 90 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development, manufacturing, and sales of medical devices by the Company.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offerings consist of:

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies and Recent Accounting Pronouncements

During the first quarter of 2016, we adopted Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-period Adjustments, and ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, neither of which had a material impact on our reported financial position or results of operations and cash flows.  There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a significant impact on our consolidated financial statements or notes thereto.

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of June 30, 2016	As of December 31, 2015
	(unaudited)
Cash and cash equivalents	$43	$104
Total assets	$1,281	$1,168
Total liabilities	$974	$1,007

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$566	$454	$914	$825

Net income (loss)	$162	$(87)	$160	$(223)

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of or for the three months ended June 30, 2016 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$6,860	$10,124	$1,229	$-	$18,213
Operating income (loss)	$1,422	$(853)	$(13)	$(292)	$264
Total assets	$10,565	$25,699	$7,900	$5,912	$50,076
Accounts and other receivables, net	$5,393	$2,832	$720	$-	$8,945
Deferred commission expense	$2,011	$150	$-	$-	$2,161
Other assets, net	$2,644	$265	$79	$825	$3,813

	As of or for the three months ended June 30, 2015 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$7,036	$2,811	$996	$-	$10,843
Operating income (loss)	$1,794	$(366)	$(676)	$(546)	$206
Total assets	$10,421	$25,205	$9,385	$1,309	$46,320
Accounts and other receivables, net	$4,421	$1,399	$500	$-	$6,320
Deferred commission expense	$2,388	$19	$-	$-	$2,407
Other assets, net	$3,098	$51	$675	$113	$3,937

	As of or for the six months ended June 30, 2016 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$13,706	$19,851	$2,199	$-	$35,756
Operating income (loss)	$3,410	$(1,596)	$(711)	$(680)	$423
Total assets	$10,565	$25,699	$7,900	$5,912	$50,076
Accounts and other receivables, net	$5,393	$2,832	$720	$-	$8,945
Deferred commission expense	$2,011	$150	$-	$-	$2,161
Other assets, net	$2,644	$265	$79	$825	$3,813

	As of or for the six months ended June 30, 2015 (unaudited)
	Professional Sales Service Segment	IT Segment	Equipment Segment	Corporate	Consolidated

Revenues from external customers	$13,427	$2,811	$2,059	$-	$18,297
Operating income (loss)	$2,880	$(721)	$(1,311)	$(928)	$(80)
Total assets	$10,421	$25,205	$9,385	$1,309	$46,320
Accounts and other receivables, net	$4,421	$1,399	$500	$-	$6,320
Deferred commission expense	$2,388	$19	$-	$-	$2,407
Other assets, net	$3,098	$51	$675	$113	$3,937

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three and six months ended June 30, 2016, GE Healthcare accounted for 38% of revenue, and for the three and six months ended June 30, 2015, GE Healthcare accounted for 65% and 73% of revenue, respectively.  GE Healthcare also accounted for $5.0 million or 56%, and $8.1 million or 69%, of accounts and other receivables at June 30, 2016 and December 31, 2015, respectively.

NOTE D – EARNINGS PER COMMON SHARE

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

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	158,513	156,258	157,952	156,102
Dilutive effect of options and unvested restricted shares	191	308	421	-
Diluted weighted average shares outstanding	158,704	156,566	158,373	156,102

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	-	335	-	935
Restricted common stock grants	2.246	125	500	2,873
	2,246	460	500	3,808

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of June 30, 2016 and December 31, 2015:

	(in thousands)
	June 30, 2016	December 31, 2015
	(unaudited)
Trade receivables	$12,317	$15,252
Due from employees	426	231
Allowance for doubtful accounts and
commission adjustments	(3,798)	(3,863)
Accounts and other receivables, net	$8,945	$11,620

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$453	$497
Work in process	384	392
Finished goods	834	1,074
	$1,671	$1,963

At June 30, 2016 and December 31, 2015, the Company maintained reserves for slow moving inventories of $830,000 and $861,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,412,000 and $17,484,000 was recorded on the Company's condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $3,037,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

(In thousands)
Carrying Amount

Balance at December 31, 2015	$17,484
Foreign currency translation	(72)
Balance at June 30, 2016 (unaudited)	$17,412

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2016	December 31, 2015
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(1,347)	(926)
	4,484	4,905

Patents and Technology
Costs	2,394	2,423
Accumulated amortization	(934)	(806)
	1,460	1,617

Software
Costs	1,286	1,182
Accumulated amortization	(742)	(727)
	544	455

	$6,488	$6,977

Patents and technology, and software, are amortized on a straight-line basis over their estimated useful lives of ten, and five years, respectively.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to $283,000 and $164,000 for the three months ended June 30, 2016, and 2015, respectively, and $563,000 and $335,000 for the six months ended June 30, 2016 and 2015, respectively.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization of intangibles for the next five years is:

(in thousands)
Years	(unaudited)
Remainder of 2016	$604
2017	1,105
2018	951
2019	829
2020	704

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2016 and December 31, 2015:

	(in thousands)
	June 30, 2016	December 31, 2015
	(unaudited)
Deferred commission expense - noncurrent	$2,035	$2,083
Trade receivables - noncurrent	706	1,025
Other, net of allowance for loss on loan receivable of
$412 at June 30, 2016 and $0 at December 31, 2015	1,072	1,207
	$3,813	$4,315

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2016 and December 31, 2015:

	(in thousands)
	June 30, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$744	$1,589
Accrued expenses - other	721	1,414
Other liabilities	2,585	1,508
	$4,050	$4,511

NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$17,903	$21,453	$18,516	$22,532
Additions:
Deferred extended service contracts	115	94	328	305
Deferred in-service and training	5	3	8	5
Deferred service arrangements	10	5	20	15
Deferred commission revenues	2,785	1,481	5,083	3,330
Recognized as revenue:
Deferred extended service contracts	(199)	(214)	(398)	(445)
Deferred in-service and training	(8)	(3)	(13)	(10)
Deferred service arrangements	(11)	(20)	(20)	(43)
Deferred commission revenues	(2,817)	(3,185)	(5,741)	(6,075)
Deferred revenue at end of period	17,783	19,614	17,783	19,614
Less: current portion	9,613	11,560	9,613	11,560
Long-term deferred revenue at end of period	$8,170	$8,054	$8,170	$8,054

NOTE K – EQUITY

On June 15, 2016, the Board of Directors ("Board") approved the 2016 Stock Plan (the "2016 Plan") for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation.  The stock issuable under the 2016 Plan shall be shares of the Company's authorized but unissued or reacquired common stock.  The maximum number of shares of common stock that may be issued under the 2016 Plan is 7,500,000 shares.

The 2016 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

No shares were granted under the 2016 Plan during the six months ended June 30, 2016.  See Note O.

NOTE L – BUSINESS COMBINATION

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves") for $18,000,000 (the "Purchase Price"). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of a secured subordinated promissory note ("Note") to MedTechnology Investments, LLC ("MedTech" - see Note M).  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves' existing services to the healthcare IT market.

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
May 29, 2015
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

	(in thousands)
	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
Revenue	$16,088	$31,449

Net income	580	517

Earnings per share - basic and diluted	$0.00	$0.00

NOTE M – RELATED-PARTY TRANSACTIONS
One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves, LLC.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the Purchase Price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Purchase Agreement (see Note L).

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

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 and $170,000 were billed by the firm for the three and six months ended June 30, 2016, respectively, at which date no amounts were outstanding.  Fees of approximately $60,000 and $120,000 were billed by the firm through the three and six month periods ended June 30, 2015, respectively, at which date $20,000 was outstanding.

Vasomedical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  On May 31, 2016, the Company, through its FGE subsidiary, borrowed $300,000 through the issuance of a promissory note to VSK, which is included in notes payable due to related party in the accompanying unaudited condensed consolidated balance sheets.  The note matures on May 31, 2018 and bears interest at 1.2% per annum.  At June 30, 2016, the Company had contributed $522,000 to VSK, and $80,000 was due from VSK for equipment and services the Company billed to it.  The Company's pro-rata share in VSK's loss from operations approximated $4,000 and $77,000 for the three and six months ended June 30, 2016, respectively, and is included in interest and other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).  VSK earned approximately $50,000 and $46,000 for the three and six months ended June 30, 2015, respectively.  Under the terms of the agreement, the Company accrues no interest in VSK's income in the years ending December 31, 2015, 2016 and 2017 until certain performance targets are achieved.  For the year ended December 31, 2015 such targets had not been achieved.

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

NOTE O – SUBSEQUENT EVENT

In July 2016, the Company granted 3.6 million shares of restricted common stock to directors, officers and key employees under the 2016 Stock Plan.  One-third of the shares vested immediately and the remaining two-thirds vest equally one year and two years from grant date.

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the health provider middle market; and

•
Equipment segment, operating through wholly-owned subsidiaries Vasomedical Global Corp. and Vasomedical Solutions, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

Vasomedical, Inc. and Subsidiaries

Results of Operations – For the Three Months Ended June 30, 2016 and 2015

Total revenue for the three months ended June 30, 2016 and 2015 was $18,214,000 and $10,843,000, respectively, representing an increase of $7,371,000, or 68% year-over-year.  The revenue increase was primarily due to $7,313,000 higher revenue in the IT segment, $6,472,000 of which resulted from the operations of NetWolves, that the Company acquired at the end of May 2015 and thus included only one month of operations in the second quarter 2015.  Net income for the three months ended June 30, 2016 was $213,000, compared to $191,000 for the three months ended June 30, 2015, representing a growth of $22,000, or 12%.  Our total net income was $0.00 per basic and diluted common share for the three months ended June 30, 2016 and 2015.

Revenues

Commission revenues in the professional sales services segment were $6,860,000 in the second quarter of 2016, a decrease of 3%, as compared to $7,036,000 in the second quarter of 2015.  The decrease in commission revenues in the second quarter of 2016 was due primarily to a decrease in the blended commission rates for equipment delivered by GEHC during the quarter, partially offset by higher delivery volume.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2016, $16,710,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $7,716,000 was long-term.  At June 30, 2015, $18,410,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $7,508,000 was long-term.

Revenue in the IT segment for the three months ended June 30, 2016 was $10,124,000 compared to $2,811,000 for the three months ended June 30, 2015, an increase of $7,313,000, of which $6,472,000 resulted from the acquisition of NetWolves in the second quarter 2015, and $841,000 resulted from growth in the healthcare IT VAR business, which is still in its start-up phase.

Revenue in our equipment segment increased by $234,000, or 23%, to $1,230,000 for the three-month period ended June 30, 2016 compared to the same period of the prior year.  The increase was principally due to an increase in EECP® revenues and international sales by our China operations as a result of higher sales volume.

Gross Profit

The Company had a gross profit of $10,113,000, or 56% of revenue, in the second quarter of 2016 compared to $7,328,000, or 68% of revenue, in the second quarter of the prior year, an increase of $2,785,000, or 38%.  The increase is principally due to $2,761,000 higher gross profit in the IT segment, of which $2,672,000 resulted from the acquisition of NetWolves, combined with $258,000 higher gross profit in the equipment segment, partially offset by $234,000 lower gross profit in the professional sales services segment.

Professional sales services segment gross profit was $5,278,000, or 77% of the segment revenue, for the three months ended June 30, 2016 as compared to $5,512,000, or 78% of the segment revenue, for the three months ended June 30, 2015.  The decrease in absolute dollars and margin percentage was due to the lower blended commission rates on GEHC equipment delivered during the second quarter of 2016 than in the same period last year, as well as higher commission expense in the second quarter of 2016.  Cost of commissions of $1,582,000 and $1,524,000, for the three months ended June 30, 2016 and 2015, respectively, reflected commission expense associated with recognized commission revenues.  The increase was due to higher commission expense rates on certain deliveries in the second quarter 2016 compared to the same period in 2015.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

IT segment gross profit for the three months ended June 30, 2016 was $3,959,000, or 39% of the segment revenue, compared to $1,198,000, or 43% of the segment revenue for the three months ended June 30, 2015, with the increase primarily resulting from the inclusion of three months of NetWolves operations as compared to one month in the prior year.  Gross profit margin decreased mainly due to a higher mix of healthcare IT VAR sales, which have lower margins, in the second quarter of 2016.

Vasomedical, Inc. and Subsidiaries

Equipment segment gross profit increased to $876,000, or 71% of equipment segment revenues, for the second quarter of 2016 compared to $618,000, or 62% of equipment segment revenues, for the same quarter of 2015.  Gross profit margin in the equipment segment increased due mainly to a higher mix of Biox products and higher average selling prices on EECP® products.

Operating Income

Operating income was $264,000 for the three months ended June 30, 2016, compared to $206,000 for the three months ended June 30, 2015, a growth of $58,000, or 28%. The improvement in operating income is due to the increase in gross profit, partially offset by higher selling, general and administrative, or SG&A, costs.  SG&A costs were 53% of revenue for the three months ended June 30, 2016, compared to 64% of revenue for the three months ended June 30, 2015.

Operating income in the professional sales services segment decreased by $372,000 to $1,422,000, compared to $1,794,000 in the second quarter of the prior year, due mainly to a lower gross margin combined with higher SG&A costs.  In addition, operating loss in the equipment segment decreased by $663,000, or 98%, to $13,000 compared to $676,000 in the same quarter of the prior year, due primarily to $258,000 higher gross profit and $374,000 lower SG&A costs in the current year quarter.  Our IT segment had an operating loss of $853,000 in the second quarter of 2016 as compared to an operating loss of $366,000 in the same quarter of the prior year primarily due to an increase of $418,000 attributable to the inclusion of NetWolves.  The results for the three and six months ended June 30, 2015 included only one month of operations of NetWolves.

SG&A expenses for the second quarter of 2016 and 2015 were $9,744,000, or 53% of revenues, and $6,985,000, or 64% of revenues, respectively, reflecting an increase of $2,759,000 or approximately 39%. The increase in SG&A expenditures in the second quarter of 2016 resulted primarily from $3,248,000 higher costs in the IT segment in 2016 mainly due to the inclusion of three months of NetWolves operations during the second quarter of 2016 as compared to one month of NetWolves operations in the same quarter of the prior year, and higher sales and marketing expenses in the VAR business, partially offset by lower costs in the equipment and corporate segments.

Research and development ("R&D") expenses were $105,000, or 1% of revenues (9% of equipment segment revenues), for the second quarter of 2016, a decrease of $32,000, or 23%, from $137,000, or 1% of revenues (14% of equipment segment revenues), for the second quarter of 2015. The decrease is primarily attributable to lower product submission expenses in the second quarter of 2016.

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

Vasomedical, Inc. and Subsidiaries
A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$213	$191
Interest expense (income), net	154	42
Income tax (benefit) expense	(51)	6
Depreciation and amortization	536	271
Share-based compensation	34	241
Adjusted EBITDA	$886	$751

Adjusted EBITDA increased by $135,000, or 18%, to $886,000 in the quarter ended June 30, 2016 from $751,000 in the quarter ended June 30, 2015.  The increase was primarily attributable to the higher net income, higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, and higher interest expense arising from the MedTech Note used to partially fund the NetWolves acquisition, partially offset by lower share-based compensation and lower income tax expense.
Interest and Other Income (Expense)

Interest and other income (expense) for the second quarter of 2016 was $(102,000) as compared to $(9,000) for the second quarter of 2015. The increase was due primarily to higher interest expense from debt associated with the NetWolves acquisition.

Income Tax Expense

During the second quarter of 2016 we recorded income tax benefit of $51,000 as compared to income tax expense of $6,000 for the second quarter of 2015.  The change arose from application of alternative minimum tax credits.

Results of Operations – For the Six Months Ended June 30, 2016 and 2015

Total revenue for the six months ended June 30, 2016 and 2015 was $35,756,000 and $18,297,000, respectively, representing an increase of $17,459,000, or 95% year-over-year.  The revenue increase was primarily due to $17,040,000 higher revenue in the IT segment, including $15,711,000 resulting from the inclusion of six months of NetWolves operations in the current year as compared to only one month of operations in the same period of the prior year, and $1,329,000 was attributable to growth in the VAR business.  Net income for the six months ended June 30, 2016 was $109,000 as compared to a loss of $62,000 for the same period of 2015, an improvement of $171,000.  Our total net income (loss) was $0.00 and $(0.00) per basic and diluted common share for the six months ended June 30, 2016 and 2015, respectively.

Revenues

Commission revenues in the professional sales services segment were $13,706,000 in the first half of 2016, an increase of 2% from $13,427,000 in the first half of 2015.  The increase in commission revenue in the first half of 2016 was due to an increase in volume of equipment delivered by GEHC during the period, partially offset by a decrease in the blended commission rate earned.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in the IT segment for the six months ended June 30, 2016 was $19,851,000 compared to $2,811,000 revenue for the six months ended June 30, 2015, an increase of $17,040,000, of which $15,711,000 resulted from the acquisition of NetWolves in the second quarter 2015, and $1,329,000 resulted from growth in the healthcare IT VAR business.

Revenue in our equipment segment increased by $140,000, or 7%, to $2,199,000 for the six-month period ended June 30, 2016 from $2,059,000 for the same period of the prior year.  The change was primarily attributable to higher international sales by our China operations, partially offset by decreases in EECP® revenues as a result of lower sales volume.

Vasomedical, Inc. and Subsidiaries
Gross Profit

The Company had a gross profit of $20,125,000, or 56% of revenue, in the first six months of 2016 compared to $12,896,000, or 70% of revenue, in the first six months of the prior year, an increase of $7,229,000, or 56%.  The increase is principally due to $6,767,000 higher gross profit in the IT segment, of which $6,554,000 resulted from the inclusion of six months of NetWolves operations in 2016 compared to one month of NetWolves operations in the same period of the prior year, and higher gross profit margin in both our professional sales services and equipment segments.

Professional sales services segment gross profit was $10,713,000, or 78% of the segment revenue, for the six months ended June 30, 2016 as compared to $10,380,000, or 77% of the segment revenue, for the six months ended June 30, 2015.  The increase in absolute dollars and margin percentage was due to higher equipment deliveries by GEHC, partially offset by a lower blended commission rate, during the first six months of 2016 than in the same period last year, coupled with lower commission expense in the first six months of 2016.  Cost of commissions of $2,993,000 and $3,047,000, for the six months ended June 30, 2016 and 2015, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

IT segment gross profit for the six months ended June 30, 2016 was $7,965,000, or 40% of the segment revenue, compared to $1,198,000, or 43% of the segment revenue, for the six months ended June 30, 2015, with the increase primarily resulting from the inclusion of six months of NetWolves operations as compared to one month last year.

Equipment segment gross profit increased to $1,447,000, or 66% of Equipment segment revenues, for the first six months of 2016 compared to $1,318,000, or 64% of Equipment segment revenues, for the same period of 2015.  Gross profit margin in the equipment segment improved due to higher mix of sales by the Chinese operations, which have higher margins.

Operating Income (Loss)

Operating income was $423,000 for the six months ended June 30, 2016 as compared to an operating loss of $80,000 for the six months ended June 30, 2015, an improvement of $503,000.  During the six months ended June 30, 2016, there was a $7,229,000 increase in gross profit, of which $6,554,000 was due to the inclusion of six months of NetWolves operations in the six month period ended June 30, 2016 compared to one month of NetWolves operations included in the same period of the prior year.  Partially offsetting the increase in gross profit was a $6,746,000 increase in SG&A costs, primarily due to $7,322,000 higher NetWolves costs, partially offset by lower equipment and corporate segment SG&A costs.  Operating income in the professional sales services segment increased by $530,000 to $3,410,000 as compared to $2,880,000 in the first half of the prior year, due mainly to higher gross margin combined with lower SG&A costs.  In addition, operating loss in the equipment segment decreased by $600,000, or 46%, to $711,000 compared to $1,311,000 in the same period of the prior year, due primarily to $129,000 higher gross profit and $451,000 lower SG&A costs in the current year period.

SG&A expenses for the first two quarters of 2016 and 2015 were $19,450,000, or 54% of revenues, and $12,704,000, or 69% of revenues, respectively, reflecting an increase of $6,746,000 or approximately 53%. The increase in SG&A expenditures in the first two quarters of 2016 resulted primarily from $7,642,000 higher costs attributable to the IT segment in 2016, partially offset by lower costs in the professional sales services and equipment segments due to reduced headcounts, and lower corporate expenses due to costs incurred in 2015 related to the NetWolves acquisition.

Research and development ("R&D") expenses were $252,000, or 1% of revenues (11% of equipment segment revenues), for the first half of 2016, a decrease of $20,000, or 7%, from $272,000, or 1% of revenues (13% of Equipment segment revenues), for the first half of 2015. The decrease is primarily attributable to lower product submission costs.

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

Vasomedical, Inc. and Subsidiaries
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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Six months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Net income (loss)	$109	$(62)
Interest expense (income), net	311	36
Income tax expense	51	12
Depreciation and amortization	1,059	483
Share-based compensation	67	260
Adjusted EBITDA	$1,597	$729

Adjusted EBITDA increased by $868,000 to $1,597,000 in the six months ended June 30, 2016 from $729,000 in the same period of 2015.  The increase was primarily attributable to the higher net income, higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, and higher interest expense arising from the MedTech Note used to partially fund the NetWolves acquisition, and higher income tax expense, partially offset by lower share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the first two quarters of 2016 was $(263,000) as compared to $30,000 for the first two quarters of 2015. The increase in expense was due primarily to higher interest expense associated with the NetWolves acquisition.

Income Tax Expense

During the first two quarters of 2016 we recorded income tax expense of $51,000 as compared to income tax expense of $12,000 for the same period of 2015.  The increase arose from tax amortization associated with the NetWolves acquisition.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At June 30, 2016, we had cash and cash equivalents of $5,622,000 and negative working capital of $3,704,000 compared to cash and cash equivalents of $2,160,000, short-term investments of $38,000 and negative working capital of $3,696,000 at December 31, 2015.  $7,452,000 in negative working capital at June 30, 2016 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $3,748,000 during the first half of 2016, compared to $6,834,000 for the same period in 2015, which consisted of net income after adjustments to reconcile net income to net cash of $1,840,000 and cash provided by operating assets and liabilities of $1,908,000. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,596,000, partially offset by decreases in deferred revenue of $734,000, accrued commissions of $481,000, and accrued expenses of $198,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014, resulting in significant cash inflows early in 2015.

Vasomedical, Inc. and Subsidiaries

Cash used in investing activities during the six-month period ended June 30, 2016 was $1,291,000. We invested $422,000 in the VSK joint venture as part of our capital contribution, and, $907,000 was used for the purchase of equipment and software.  This was partially offset by the redemption of short-term investments of $38,000.

Cash provided by financing activities during the three-month period ended June 30, 2016 was $997,000 as a result of $994,000 in net borrowings on our line of credit and $300,000 received through issuance of a note to VSK, partially offset by $130,000 in debt issuance costs associated with the MedTech note, $89,000 in repayments of notes issued for equipment purchases, $72,000 in payments on related party notes associated with the Genwell acquisition, and $6,000 in payment of payroll taxes where employee shares were withheld for such payments.

Liquidity

The Company expects to be profitable for the year ending December 31, 2016 and to continue to generate positive cash flow through its existing professional sales services operations, from the operation of NetWolves, and improved operating efficiency and growth in its China operations and by expanding its market presence and product portfolio.  The Company has reorganized its EECP® business model, both domestically and internationally, including the start of operations of the joint venture VSK Medical, intended to reduce costs and achieve profitability in this business.  The Company will continue to pursue accretive acquisitions and partnership opportunities in the international and domestic markets and will look to expand its professional sales services business.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Vasomedical, Inc. and Subsidiaries

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibits

10	2016 Stock Plan
31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Vasomedical, Inc. and Subsidiaries
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASOMEDICAL, INC.

By:/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/Michael J. Beecher.
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  August 15, 2016