Form 10-Q
period 2016-09-30
VASO Corp
filed 2016-11-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASO CORPORATION
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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at  November 9, 2016 - 163,503,446.

Vaso Corporation and Subsidiaries

INDEX

PART I – FINANCIAL INFORMATION	3

ITEM 1 - FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2016 (unaudited) and December 31, 2015	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Nine Months Ended September 30, 2016 (unaudited) and the Year Ended December 31, 2015	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the Nine Months Ended September 30, 2016 and 2015	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 4 - CONTROLS AND PROCEDURES	27

PART II - OTHER INFORMATION	28

ITEM 6 – EXHIBITS	28

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vaso Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,695	$2,160
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,869 at September 30,
2016 and $3,863 at December 31, 2015	9,305	11,620
Receivables due from related parties	19	209
Inventories, net	2,138	1,963
Deferred commission expense	1,803	2,252
Prepaid expenses and other current assets	931	550
Total current assets	19,891	18,754

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$3,585 at September 30, 2016 and $2,976 at December 31, 2015	3,986	2,888
GOODWILL	17,401	17,484
INTANGIBLES, net	6,232	6,977
OTHER ASSETS, net	4,434	4,315
	$51,944	$50,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,103	$4,037
Accrued commissions	1,418	2,031
Accrued expenses and other liabilities	3,759	4,511
Sales tax payable	643	671
Income taxes payable	38	202
Deferred revenue - current portion	7,830	9,480
Notes payable and capital lease obligations - current portion	3,740	1,485
Due to related party	239	33
Total current liabilities	21,770	22,450

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,958	4,886
Notes payable - related parties	675	963
Deferred revenue	10,586	9,036
Deferred tax liability	112	112
Other long-term liabilities	1,209	1,230
Total long-term liabilities	17,540	16,227

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2016, and December 31, 2015	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
173,808,199 and 168,749,889 shares issued at September 30, 2016 and December 31, 2015, respectively; 163,500,112 and 158,441,802
shares outstanding at September 30, 2016 and December 31, 2015, respectively	174	168
Additional paid-in capital	62,771	62,263
Accumulated deficit	(48,173)	(48,610)
Accumulated other comprehensive loss	(138)	(80)
Treasury stock, at cost, 10,308,087 shares at September 30, 2016 and December 31, 2015	(2,000)	(2,000)
Total stockholders' equity	12,634	11,741
	$51,944	$50,418

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Professional sales services	$6,583	$7,584	$20,289	$21,010
Managed IT systems and services	9,679	8,800	29,530	11,611
Equipment sales and services	1,282	1,017	3,481	3,077
Total revenues	17,544	17,401	53,300	35,698

Cost of revenues
Cost of professional sales services	1,325	1,701	4,318	4,748
Cost of managed IT systems and services	5,550	5,308	17,436	6,921
Cost of equipment sales and services	519	542	1,271	1,283
Total cost of revenues	7,394	7,551	23,025	12,952
Gross profit	10,150	9,850	30,275	22,746

Operating expenses
Selling, general and administrative	9,531	8,355	28,981	21,059
Research and development	117	158	369	430
Total operating expenses	9,648	8,513	29,350	21,489
Operating income	502	1,337	925	1,257

Other income (expense)
Interest and financing costs	(175)	(148)	(516)	(265)
Interest and other income (expense), net	104	79	182	225
Total other expense, net	(71)	(69)	(334)	(40)

Income before income taxes	431	1,268	591	1,217
Income tax expense	(103)	(38)	(154)	(51)
Net income	328	1,230	437	1,166

Other comprehensive income
Foreign currency translation gain (loss)	34	(145)	(58)	(114)
Comprehensive income	$362	$1,085	$379	$1,052

Income per common share
- basic	$0.00	$0.01	$0.00	$0.01
-diluted	$0.00	$0.01	$0.00	$0.01

Weighted average common shares outstanding
- basic	160,268	157,288	158,730	156,502
- diluted	161,675	157,782	159,479	156,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,315	2	-	-	340	-	-	342
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(174)	(174)
Net income	-	-	-	-	-	3,823	-	3,823
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,945	4	-	-	338	-	-	342
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(6)	-	-	(6)
Foreign currency translation loss	-	-	-	-	-	-	(58)	(58)
Net income	-	-	-	-	-	437	-	437
Balance at September 30, 2016 (unaudited)	173,808	$174	(10,308)	$(2,000)	$62,771	$(48,173)	$(138)	$12,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$437	$1,166
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,584	778
Deferred income taxes	135	-
Loss from interest in joint venture	29	-
Provision for doubtful accounts and commission adjustments	96	109
Amortization of debt issue costs	24	5
Share-based compensation	342	301
Provision for allowance for loss on loan receivable	412	-
Changes in operating assets and liabilities:
Accounts and other receivables	2,214	7,860
Receivables due from related parties	411	(85)
Inventories, net	(374)	(221)
Deferred commission expense	448	(382)
Other current assets	(422)	(53)
Other assets, net	(285)	2,274
Accounts payable	74	(5)
Accrued commissions	(613)	(548)
Accrued expenses and other liabilities	(488)	(2,104)
Sales tax payable	(27)	(68)
Income taxes payable	(164)	(25)
Deferred revenue	(100)	(2,782)
Notes payable due to related party	(15)	(42)
Other long-term liabilities	38	(299)
Net cash provided by operating activities	3,756	5,879

Cash flows from investing activities
Purchases of equipment and software	(1,412)	(619)
Purchases of short-term investments	-	(38)
Redemption of short-term investments	38	40
Acquisition of Netwolves	-	(18,000)
Cash acquired through purchase of Netwolves	-	733
Investment in VSK	(422)	(100)
Net cash used in investing activities	(1,796)	(17,984)

Cash flows from financing activities
Net borrowings on revolving line of credit	2,124	136
Debt issuance costs	(130)	-
Payroll taxes paid by withholding shares	(6)	-
Repayment of notes payable	(211)	(83)
Proceeds from notes payable	-	4,800
Proceeds from note payable - related party	300	-
Payments on notes payable - related parties	(566)	-
Net cash provided by financing activities	1,511	4,853
Effect of exchange rate differences on cash and cash equivalents	64	52

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,535	(7,200)
Cash and cash equivalents - beginning of period	2,160	9,128
Cash and cash equivalents - end of period	$5,695	$1,928

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$589	$66
Income taxes paid	$474	$130

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$149	$138
Equipment acquired through capital lease	$387	$-
Liability settled through issuance of common stock	$178	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vaso Corporation was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vaso" or "management" refer to Vaso Corporation and its subsidiaries.  The Company changed its name from Vasomedical, Inc. to Vaso Corporation in November 2016 at its annual shareholders meeting.  The name was changed because the Company in the last several years has substantially diversified its business and the original name, Vasomedical, Inc., no longer portrayed the nature of its overall business.  In addition, the Company retained the VasoMedical, Inc. name and now uses it exclusively for its proprietary medical device business, as the name originally represented.

Overview

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology ("IT") industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

•	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoMedical

VasoMedical is the Company's business division for its proprietary medical device business, including the various design, development, manufacturing, sales and service of medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offerings consist of:

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

Vaso Corporation and Subsidiaries

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of September 30, 2016	As of December 31, 2015
	(unaudited)
Cash and cash equivalents	$35	$104
Total assets	$1,404	$1,168
Total liabilities	$991	$1,007

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$399	$358	$1,314	$1,183

Net income (loss)	$84	$24	$244	$(199)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

•	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

	(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
Professional sales service	$6,583	$7,584	$20,289	$21,010
IT	9,679	8,800	29,530	11,611
Equipment	1,282	1,017	3,481	3,077
Total revenues	$17,544	$17,401	$53,300	$35,698

Gross Profit
Professional sales service	$5,258	$5,883	$15,971	$16,262
IT	4,129	3,492	12,094	4,690
Equipment	763	475	2,210	1,794
Total gross profit	$10,150	$9,850	$30,275	$22,746

Operating income (loss)
Professional sales service	$1,606	$2,586	$5,015	$5,464
IT	(785)	(186)	(2,379)	(908)
Equipment	10	(583)	(700)	(1,892)
Corporate	(329)	(480)	(1,011)	(1,407)
Total operating income	$502	$1,337	$925	$1,257

Capital expenditures
Professional sales service	$57	$78	$168	$184
IT	446	248	1,187	301
Equipment	2	105	57	134
Corporate	-	-	-	-
Total capital expenditures	$505	$431	$1,412	$619

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Identifiable Assets
Professional sales service	$11,029	$13,854
IT	26,445	25,278
Equipment	7,951	8,735
Corporate	6,519	2,551
Total assets	$51,944	$50,418

In 2016, the Company revised its method for allocating certain corporate expenses to its reportable segments resulting in higher amounts allocated to the IT segment and lower amounts allocated to the professional sales service and equipment segments.  Consequently, the IT segment received $232,000 and $590,000 higher allocations for the three and nine months ended September 30, 2016 as compared to the corresponding periods of the prior year.  The professional sales service segment received $48,000 and $442,000 lower allocations and the equipment segment received $18,000 and $112,000 lower allocations for the three and nine months ended September 30, 2016 as compared to the corresponding periods of the prior year.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three and nine months ended September 30, 2016, GE Healthcare accounted for 38% of revenue, and for the three and nine months ended September 30, 2015, GE Healthcare accounted for 44% and 59% of revenue, respectively.  GE Healthcare also accounted for $5.2 million or 56%, and $8.1 million or 69%, of accounts and other receivables at September 30, 2016 and December 31, 2015, respectively.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	160,268	157,288	158,730	156,502
Dilutive effect of options and unvested restricted shares	1,407	494	749	366
Diluted weighted average shares outstanding	161,675	157,782	159,479	156,868

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	-	300	-	300
Restricted common stock grants	2,246	-	500	-
	2,246	300	500	300

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of September 30, 2016 and December 31, 2015:

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Trade receivables	$12,740	$15,252
Due from employees	434	231
Allowance for doubtful accounts and
commission adjustments	(3,869)	(3,863)
Accounts and other receivables, net	$9,305	$11,620

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$496	$497
Work in process	357	392
Finished goods	1,285	1,074
	$2,138	$1,963

At September 30, 2016 and December 31, 2015, the Company maintained reserves for slow moving inventories of $786,000 and $861,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,401,000 and $17,484,000 was recorded on the Company's condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $3,026,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Carrying Amount

Balance at December 31, 2015	$17,484
Foreign currency translation	(83)
Balance at September 30, 2016 (unaudited)	$17,401

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(1,557)	(926)
	4,274	4,905

Patents and Technology
Costs	2,382	2,423
Accumulated amortization	(998)	(806)
	1,384	1,617

Software
Costs	1,326	1,182
Accumulated amortization	(752)	(727)
	574	455

	$6,232	$6,977

Patents and technology are amortized on a straight-line basis over their estimated useful lives of ten and eight years, respectively.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.
Amortization expense amounted to $284,000 and $167,000 for the three months ended September 30, 2016, and 2015, respectively, and $847,000 and $502,000 for the nine months ended September 30, 2016 and 2015, respectively.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2016	$284
2017	1,113
2018	959
2019	837
2020	753

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2016 and December 31, 2015:
	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Deferred commission expense - noncurrent	$2,497	$2,083
Trade receivables - noncurrent	879	1,025
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2016 and $0 at December 31, 2015	1,058	1,207
	$4,434	$4,315

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2016 and December 31, 2015:

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$795	$1,589
Accrued expenses - other	809	1,414
Other liabilities	2,155	1,508
	$3,759	$4,511

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$17,783	$19,614	$18,516	$22,532
Additions:
Deferred extended service contracts	159	160	488	465
Deferred in-service and training	10	5	18	10
Deferred service arrangements	20	10	40	25
Deferred commission revenues	3,411	3,516	8,492	6,847
Recognized as revenue:
Deferred extended service contracts	(186)	(209)	(584)	(654)
Deferred in-service and training	(3)	-	(15)	(10)
Deferred service arrangements	(13)	(15)	(33)	(58)
Deferred commission revenues	(2,765)	(3,331)	(8,506)	(9,407)
Deferred revenue at end of period	18,416	19,750	18,416	19,750
Less: current portion	7,830	11,174	7,830	11,174
Long-term deferred revenue at end of period	$10,586	$8,576	$10,586	$8,576

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – DEBT AND LEASE OBLIGATIONS

Debt and lease obligations consist of the following:

	(in thousands)
	September 30, 2016	December 31, 2015
	(unaudited)
Line of credit	$3,207	$1,076
Unsecured term loan	150	154
Notes payable - DFS	262	452
Notes payable - MedTech (net of $87 and $111 in debt issue
costs at September 30, 2016 and December 31, 2015, respectively)	4,713	4,689
Notes payable - related parties	675	963
Capital lease obligations	366	-
Subtotal	9,373	7,334
Less: current portion	(3,740)	(1,485)
	$5,633	$5,849

Line of Credit
In August 2016, NetWolves' lending institution extended its $3.0 million line of credit and, in September 2016, increased the maximum borrowings to $4.0 million.  Advances under the line, which expires on August 26, 2017, bear interest at a rate of LIBOR plus 2.25% (aggregating 2.68% at December 31, 2015 and 2.78% at September 30, 2016) and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At September 30, 2016, the Company had drawn approximately $3.2 million against the line.

In August 2016, the Company executed an additional $2.0 million line of credit agreement with the same institution.  Advances under the line, which expires on August 23, 2017, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of September 30, 2016.

The line of credit agreement requires the Company to maintain certain restrictive financial covenants.  At September 30, 2016, the Company was in compliance with such covenants.

Capital Lease Obligations

In July 2016, the Company entered into two three-year lease agreements for network equipment installed at its Florida data center.  Assets under capital leases and related accumulated amortization is recorded under property and equipment in the accompanying condensed consolidated balance sheets.  The future minimum lease payments as of September 30, 2016 are set forth in the following table:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2016	$37
2017	148
2018	148
2019	86
419
Portion representing interest	(40)
Portion representing executory costs	(13)
Total capital lease obligations	$366

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Total amounts payable by the Company under its various debt and capital lease obligations outstanding as of September 30, 2016 are:

	(in thousands)
Years endiing December 31,	Financing obligations	Capital leases	Total
	(unaudited)	(unaudited)	(unaudited)
Remainder of 2016	$215	$30	$245
2017	3,404	123	3,527
2018	-	132	132
2019	5,475	81	5,556
Total	$9,094	$366	$9,460

NOTE L – EQUITY

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

NOTE M – BUSINESS COMBINATION

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves") for $18,000,000 (the "Purchase Price"). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.   The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of a secured subordinated promissory note ("Note") to MedTechnology Investments, LLC ("MedTech" - see Note N).  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves' existing services to the healthcare IT market.

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

Vaso Corporation and Subsidiaries

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

	(in thousands, except per share data)
	Three months ended September 30, 2015	Nine Months ended September 30, 2015
	(unaudited)	(unaudited)
Revenue	$17,401	$48,850

Net income	1,353	1,584

Earnings per share - basic and diluted	$0.01	$0.01

NOTE N – RELATED-PARTY TRANSACTIONS

One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves, LLC.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the Purchase Price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Purchase Agreement (see Note M).

The Company obtained an opinion regarding the fairness of the Purchase Price for NetWolves from a reputable, independent third-party investment banking firm.  $14,200,000 of the Purchase Price was paid for by cash on hand, and the remaining $3,800,000 was raised from the sale of the Note to MedTech.  Of the $4,800,000 borrowed from MedTech, $2,200,000 was provided by nine of our directors or members of their families, and an additional $100,000 was provided by an additional director prior to his joining the board of directors in June 2015.   The MedTech Note bears interest at 9% per annum.

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 and $255,000 were billed by the firm for the three and nine months ended September 30, 2016, respectively, at which date no amounts were outstanding.  Fees of approximately $85,000 and $213,000 were billed by the firm through the three and nine month periods ended September 30, 2015, respectively, at which date no amounts were outstanding.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In July 2016, the Company made partial principal payments aggregating Chinese yuan RMB1,750,000 (approximately $288,000), plus accrued interest, on notes payable to the president of Life Enhancement Technology Ltd. and the president of Biox Instruments Company Ltd.  The notes were issued in conjunction with the acquisition of Genwell Instruments Company Ltd in August 2014.  The notes balance of RMB4,500,000 (approximately $675,000) matures August 26, 2019.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  On May 31, 2016, the Company, through its FGE subsidiary, borrowed $300,000 through the issuance of a promissory note to VSK.  The note was repaid in full in September 2016.  At September 30, 2016, the Company had contributed $522,000 to VSK, and $220,000, net, was due to VSK.  The Company's pro-rata share in VSK's earnings (loss) from operations approximated $48,000 and $(29,000) for the three and nine months ended September 30, 2016, respectively, and is included in interest and other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  VSK earned approximately $97,000 and $143,000 for the three and nine months ended September 30, 2015, respectively.  Under the terms of the agreement, the Company accrues no interest in VSK's income in the years ending December 31, 2015, 2016 and 2017 until certain performance targets are achieved.  For the year ended December 31, 2015 such targets had not been achieved.

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

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through September 30, 2015.  In December 2014, the Company concluded an additional amendment, effective January 1, 2015, extending the term through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on or after July 1, 2017.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

Vaso Corporation and Subsidiaries

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

Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vaso" or "management" refer to Vaso Corporation and its subsidiaries

General Overview

Vaso Corporation ("Vaso") was incorporated in Delaware in July 1987.  We principally operate in three distinct business segments in the healthcare and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

•	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

Vaso Corporation and Subsidiaries

Results of Operations - For the Three Months Ended September 30, 2016 and 2015

Revenues
Total revenue for the three months ended September 30, 2016 and 2015 was $17,544,000 and $17,401,000, respectively, representing an increase of $143,000, or 1% year-over-year.  On a segment basis, revenue in the IT segment and equipment segment increased $879,000 and $265,000, respectively, while revenue in the professional sales service segment decreased $1,001,000.

Commission revenues in the professional sales services segment were $6,583,000 in the third quarter of 2016, a decrease of 13%, as compared to $7,584,000 in the third quarter of 2015.  The decrease in commission revenues was due primarily to a decrease in the blended commission rates for equipment delivered by GEHC during the period, as well as lower delivery volume.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2016, $17,355,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $10,115,000 was long-term.  At September 30, 2015, $18,595,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $8,068,000 was long-term.

Revenue in the IT segment for the three months ended September 30, 2016 was $9,679,000 compared to $8,800,000 for the three months ended September 30, 2015, an increase of $879,000, of which $780,000 resulted from growth in the operations of NetWolves, and $99,000 resulted from growth in the healthcare IT VAR business, which is still in its start-up phase.  Our monthly recurring revenue in our managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers.  The backlog of orders in our IT VAR operations was $6.3 million at September 30, 2016 compared to a backlog of $3.7 million at September 30, 2015.  We anticipate that as we invest in expanding the IT VAR operations and the backlog goes to revenue and expand our managed services offerings we expect significant improvement in profitability of this segment.

Revenue in the equipment segment increased by $265,000, or 26%, to $1,282,000 for the three-month period ended September 30, 2016 from $1,017,000 for the same period of the prior year.  The increase was principally due to an increase in EECP® revenues and international sales by our China operations as a result of higher sales volume and higher average selling prices.

Gross Profit

Gross profit for the three months ended September 30, 2016 and 2015 was $10,150,000, or 58% of revenue, and $9,850,000, or 57% of revenue, respectively, representing an increase of $300,000, or 3% year-over-year.  On a segment basis, gross profit in the IT segment and equipment segment increased $637,000 and $288,000, respectively, while gross profit in the professional sales service segment decreased $625,000.

Professional sales services segment gross profit was $5,258,000, or 80% of segment revenue, for the three months ended September 30, 2016 as compared to $5,883,000, or 78% of the segment revenue, for the three months ended September 30, 2015, reflecting a decrease of $625,000, or 11%.  The decrease in absolute dollars and increase in margin percentage was due to lower blended commission rates on GEHC equipment delivered during the third quarter of 2016 than in the same period last year, as well as lower commission expense in the third quarter of 2016 compared to the same period of 2015.

Cost of commissions of $1,325,000 and $1,701,000, for the three months ended September 30, 2016 and 2015, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due to lower commission expense rates on certain deliveries in the third quarter of 2016 compared to the same period in 2015 as well as lower delivery volume.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended September 30, 2016 was $4,129,000, or 43% of the segment revenue, compared to $3,492,000, or 40% of the segment revenue for the three months ended September 30, 2015, with the increase primarily resulting from higher sales as well as improved gross margin percentages at NetWolves.

Equipment segment gross profit increased to $763,000, or 60% of segment revenues, for the third quarter of 2016 compared to $475,000, or 47% of segment revenues, for the same quarter of 2015.  Gross profit increased due to higher sales volume and gross profit margin increased due mainly to higher average selling prices on EECP® products, and certain non-recurring costs incurred in the 3rd quarter of 2015.

Operating Income

Operating income for the three months ended September 30, 2016 and 2015 was $502,000 and $1,337,000, respectively, representing a decrease of $835,000, or 62% year-over-year, primarily due to higher operating costs partially offset by higher gross profit.  On a segment basis, operating income in the equipment segment increased $593,000, while operating income in the professional sales service segment and IT segment decreased $980,000 and $599,000, respectively.

Operating income in the professional sales service segment decreased in the three-month period ended September 30, 2016 as compared to the same period of 2015 due to lower gross profit combined with higher selling, general, and administrative ("SG&A") costs.  Operating income in the IT segment decreased in the three-month period ended September 30, 2016 as compared to the same period of 2015 due to higher SG&A costs, partially offset by higher gross profit.  Operating income in the equipment segment increased in the three-month period ended September 30, 2016 as compared to the same period of 2015 due to higher gross profit and lower SG&A costs.

SG&A costs for the three months ended September 30, 2016 and 2015 were $9,531,000 and $8,355,000, respectively, representing an increase of $1,176,000, or 14% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $264,000 due to reduced sales and marketing costs, while SG&A costs in the professional sales service segment and IT segment increased $355,000 and $1,233,000, respectively, due to higher personnel, legal and marketing costs in the professional sales service segment, and increased headcount, amortization, and corporate allocations in the IT segment.  Corporate costs not allocated to segments decreased by $141,000 from $480,000 for the three months ended September 30, 2015 to $339,000 for the three months ended September 30, 2016.  The decrease in corporate costs was due primarily to higher accounting costs incurred pursuant to the NetWolves acquisition in May 2015, partially offset by higher director fee costs in the current year quarter.

Research and development ("R&D") expenses were $117,000, or 1% of revenues (9% of equipment segment revenues), for the third quarter of 2016, a decrease of $41,000, or 26%, from $158,000, or 1% of revenues (16% of equipment segment revenues), for the third quarter of 2015. The decrease is primarily attributable to lower product development expenses.

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

Vaso Corporation and Subsidiaries
A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$328	$1,230
Interest expense (income), net	166	141
Income tax expense	103	38
Depreciation and amortization	549	300
Share-based compensation	275	41
Adjusted EBITDA	$1,421	$1,750

Adjusted EBITDA decreased by $329,000, or 19%, to $1,421,000 in the quarter ended September 30, 2016 from $1,750,000 in the quarter ended September 30, 2015.  The decrease was primarily attributable to the lower net income, partially offset by higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, higher interest expense arising from the MedTech Note used to partially fund the NetWolves acquisition, and higher share-based compensation and income tax expense.
Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2016 was $(71,000) as compared to $(69,000) for the corresponding period of 2015. The increase was due primarily to higher interest expense partially offset by higher pro-rata share of VSK quarterly earnings.

Income Tax Expense

For the three months ended September 30, 2016, we recorded income tax expense of $103,000 as compared to income tax expense of $38,000 for the corresponding period of 2015.  The increase arose mainly from tax amortization associated with the NetWolves acquisition.

Net income

Net income for the three months ended September 30, 2016 and 2015 was $328,000 and $1,230,000, respectively, representing a decrease of $902,000 or 73%.  Our net income per share was $0.00 in the three month period ended September 30, 2016, and $0.01 per share in the three month period ended September 30, 2015.  The principal cause of the decrease in net income is the decrease in revenue in the professional sales service segment combined with the increase in SG&A costs.

Results of Operations – For the Nine Months Ended September 30, 2016 and 2015

Revenues

Total revenue for the nine months ended September 30, 2016 and 2015 was $53,300,000 and $35,698,000, respectively, representing an increase of $17,602,000, or 49% year-over-year.  On a segment basis, revenue in the IT segment and equipment segment increased $17,919,000 and $404,000, respectively, while revenue in the professional sales service segment decreased $721,000.

For the nine months ended September 30, 2016 and 2015, commission revenues in the professional sales service segment were $20,289,000 and $21,010,000, respectively, a decrease of $721,000, or 3%.  The decrease in commission revenues in nine-month period ended September 30, 2016 was due primarily to lower blended commission rates on equipment delivered by GEHC, partially offset by higher volume of equipment delivered during the period.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Vaso Corporation and Subsidiaries
For the nine months ended September 30, 2016 revenue in the IT segment was $29,530,000 compared to $11,611,000 for the nine months ended September 30, 2015, an increase of $17,919,000, of which $16,489,000 resulted from the inclusion of nine months of NetWolves results in 2016 as compared to four months of results in the nine months ended September 30, 2015, as well as $1,430,000 higher revenue in the healthcare IT VAR business reflecting an increase in installations and recurring revenue.

For the nine month period ended September 30, 2016, revenue in the equipment segment increased by $404,000, or 13%, to $3,481,000 from $3,077,000 for the same period of the prior year.  The change was primarily attributable to higher international sales by our China operations, as well as increases in EECP® revenues as a result of higher sales volume and average selling prices.

Gross Profit

For the nine months ended September 30, 2016 and 2015, gross profit was $30,275,000, or 57% of revenue, and $22,746,000, or 64% of revenue, respectively, representing an increase of $7,529,000, or 33% year-over-year.  On a segment basis, gross profit in the IT segment and equipment segment increased $7,404,000 and $416,000, respectively, while gross profit in the professional sales service segment decreased $291,000.

For the nine months ended September 30, 2016 and 2015, gross profit in the professional sales service segment was $15,971,000, or 79% of segment revenue, as compared to $16,262,000, or 77% of the segment revenue, reflecting a decrease of $291,000, or 2%.  The decrease in absolute dollars and increase in margin percentage was due to lower blended commission rates on GEHC equipment delivered during 2016 than in the same period last year, as well as lower commission expense in 2016.

Cost of commissions of $4,318,000 and $4,748,000 for the nine months ended September 30, 2016 and 2015, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due to lower commission expense rates on certain deliveries in 2016 compared to the same period in 2015, partially offset by increased delivery volume.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

IT segment gross profit for the nine months ended September 30, 2016 was $12,094,000, or 41% of the segment revenue, compared to $4,690,000, or 40% of the segment revenue, for the nine months ended September 30, 2015, with the increase primarily resulting from the inclusion of nine months of NetWolves operations as compared to four months last year.

Equipment segment gross profit increased to $2,210,000, or 63% of Equipment segment revenues, for the first nine months of 2016 compared to $1,794,000, or 58% of segment revenues, for the same period of 2015.  Gross profit margin in the equipment segment improved due to higher mix of sales by the Chinese operations, which have higher margins.

Operating Income

For the nine months ended September 30, 2016 and 2015, operating income was $925,000 and $1,257,000, respectively, representing a decrease of $332,000, or 26% year-over-year.  On a segment basis, operating income in the equipment segment increased $1,192,000, while operating income in the professional sales service segment and IT segment decreased $449,000 and $1,471,000, respectively.

Operating income in the professional sales service segment decreased in the nine-month period ended September 30, 2016 as compared to the same period of 2015 due to lower gross profit combined with higher SG&A costs.  Operating income in the IT segment decreased in the nine-month period ended September 30, 2016 as compared to the same period of 2015 due to higher SG&A costs, partially offset by higher gross profit.  Operating income in the equipment segment increased in the nine months ended September 30, 2016 as compared to the corresponding period of 2015 due to higher gross profit and lower SG&A costs.

Vaso Corporation and Subsidiaries
For the nine months ended September 30, 2016 and 2015, SG&A costs were $28,981,000 and $21,059,000, respectively, representing an increase of $7,922,000, or 38% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $714,000 due to lower sales and marketing costs, while SG&A costs in the professional sales service segment and IT segment increased $158,000 and $8,876,000, respectively, due to higher personnel, legal and marketing costs, partially offset by $442,000 lower corporate allocations, in the professional sales service segment, and increased headcount, amortization, corporate allocations and having nine months of the NetWolves operations included in 2016 versus only four months of NetWolves operations in 2015 in the IT segment.  Corporate costs not allocated to segments decreased from $1,408,000 to $1,011,000, or by $397,000, for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in corporate costs was due primarily to higher accounting, legal and financing costs incurred pursuant to the Netwolves acquisition in May 2015, partially offset by higher director fee costs in the current year period.

For the nine months ended September 30, 2016 and 2015, R&D costs were $369,000, or 1% of revenues (11% of equipment segment revenues), a decrease of $61,000, or 14%, from $430,000, or 1% of revenues (14% of equipment segment revenues), for the corresponding period of the prior year.  The decrease is primarily attributable to lower product development expenses.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Net income	$437	$1,166
Interest expense (income), net	478	179
Income tax expense	154	51
Depreciation and amortization	1,608	783
Share-based compensation	342	301
Adjusted EBITDA	$3,019	$2,480

For the nine months ended September 30, 2016, Adjusted EBITDA increased by $539,000, or 22%, to $3,019,000 from $2,480,000 in the corresponding period of the prior year.  The increase was primarily attributable to higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, higher interest expense arising from the MedTech Note used to partially fund the NetWolves acquisition, and higher share-based compensation and income tax expense, partially offset by lower net income.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2016 was $(334,000) as compared to $(40,000) for the corresponding period of 2015. The increase was due primarily to higher interest expense from debt associated with the NetWolves acquisition in May 2015.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the nine months ended September 30, 2016, we recorded income tax expense of $154,000 as compared to income tax expense of $51,000 for the corresponding period of 2015.  The increase arose mainly from tax amortization associated with the NetWolves acquisition.

Net income

For the nine months ended September 30, 2016 and 2015, net income was $437,000 and $1,166,000, respectively, representing a decrease of $729,000 or 63%.  Our net income per share was $0.00 in the nine-month period ended September 30, 2016, and $0.01 per share in the nine-month period ended September 30, 2015.  The principal cause of the decrease in net income is the decrease in revenue in the professional sales service segment combined with the increase in SG&A expenses.  For the nine months ended September 30, 2015, the above results reflect the operations of NetWolves for the four months subsequent to its acquisition on May 29, 2015.  For the nine months ended September 30, 2015, the above results reflect the operations of NetWolves for the four months subsequent to its acquisition on May 29, 2015.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2016, we had cash and cash equivalents of $5,695,000 and negative working capital of $1,879,000 compared to cash and cash equivalents of $2,160,000 and negative working capital of $3,696,000 at December 31, 2015.  $6,027,000 in negative working capital at September 30, 2016 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $3,756,000, which consisted of net income after adjustments to reconcile net income to net cash of $3,059,000 and cash provided by operating assets and liabilities of $697,000, during the nine months ended September 30, 2016, compared to cash provided by operating activities of $5,879,000 for the same period in 2015. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,214,000, partially offset by decreases in accrued commissions of $613,000 and accrued expenses of $488,000.  Significantly higher commission billings and recognized revenue were generated in the fourth quarter of 2014, resulting in significant cash inflows early in 2015.

Cash used in investing activities during the nine-month period ended September 30, 2016 was $1,796,000. We invested $422,000 in the VSK joint venture as part of our capital contribution, and, $1,412,000 was used for the purchase of equipment and software.  This was partially offset by the redemption of short-term investments of $38,000.

Cash provided by financing activities during the nine-month period ended September 30, 2016 was $1,511,000 as a result of $2,124,000 in net borrowings on our line of credit and $300,000 received through issuance of a note to VSK, partially offset by $130,000 in debt issuance costs associated with the MedTech note, $211,000 in repayments of notes issued for equipment purchases, $566,000 in payments on related party notes associated with the Genwell acquisition and repayment of the VSK note, and $6,000 in payment of payroll taxes where employee shares were withheld for such payments.

Liquidity

The Company expects to be profitable for the year ending December 31, 2016 and expects to continue to generate positive cash flows from its existing operations.

Vaso Corporation and Subsidiaries

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016 and have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibits

3	Certificate of Amendment to Certificate of Incorporation.
31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Vaso Corporation and Subsidiaries
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASO CORPORATION

By:/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  November 14, 2016