Form 10-K
period 2016-12-31
VASO Corp
filed 2017-03-30
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $14.6 million based on the closing sales price of the common stock as quoted on the OTC PK on June 30, 2016.

At March 25, 2017, the number of shares outstanding of the issuer's common stock was 163,503,446.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

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

General Overview

Vaso Corporation principally operates in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves"), to address a major issue facing the healthcare IT industry.  It currently consists of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT.  Its current offering includes:

•	Managed diagnostic imaging applications (national channel partner of GEHC IT).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).
•	Managed security services (partner with major cybersecurity technologies firms including IBM and Palo Alto).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company ("GE"), to further the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

VasoHealthcare has built a team of approximately 80 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

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

This segment uses its extensive cardiovascular device knowledge coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to domestic customers directly and sells and services its products in the international market through a global joint venture arrangement.

Historical Background

Vaso Corporation (formerly Vasomedical, Inc.) was incorporated in Delaware in July 1987. For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GE diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015 and again in 2014 to December 31, 2018.

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

In May 2015, the Company further expanded its IT segment business by acquiring all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC  (collectively, "NetWolves"), pursuant to an Asset Purchase Agreement.  NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR Agreement with GEHC, and has expanded NetWolves' existing services to the healthcare IT market.

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone").  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.

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

The management of our IT segment including its sales and marketing efforts is led by the COO of the Company, who is also the President of VasoTechnology and NetWolves, which is based in Tampa, FL.  Our VasoHealthcare IT VAR business is organized as a part of VasoTechnology and is led by the General Manager of the business unit and supported by several software solution sales and implementation specialists, based in Nashville, TN.   The business unit works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

In the professional sales services segment, we sell GEHC diagnostic imaging products to our assigned market through a nationwide team of approximately 65 sales employees led by its executive team and nine regional managers who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic and other support staff, as well as applicable GEHC employees.

The equipment segment is directly supervised by the CEO of the Company. Sales and marketing efforts in the domestic market are led by a vice president of national sales and service at Vasomedical Solutions, and the managers of our China subsidiaries are in charge of the development and production of all our proprietary products and marketing and sales in the international markets.  We historically have marketed our EECP® systems internationally through distributors in various countries throughout Europe, the Middle East, Africa, Asia and Latin America. This distribution structure has been realigned with our partners via the joint venture VSK Medical.  We sell our Biox™ series and other products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

Competition

In the U.S. diagnostic imaging market, our main competitors include Siemens, Philips, Canon, and Hologic. Key competitive factors in the market include price, quality, finance availability, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. GEHC is a leading competitor in this market.

In the IT segment, our primary competitors in the healthcare IT VAR business are Agfa Healthcare, McKesson, Philips, Carestream Health and other independent software providers. Key competitive factors are brand recognition, quality, radiology workflow solutions, scalability and service and support capability.  We are able to capitalize on the brand recognition of GEHC, a leader in healthcare software solutions.  In the managed network services business our primary competition includes, but is not limited to, organizations who have a presence in most of the major markets for the following products and services; network services, managed services, security services and healthcare applications. Several of those competitors, many of which are our vendors, are: Verizon, AT&T, CenturyLink, IBM and Cisco Resellers, Siemens, Epic, small regional IT integrators and large company internal IT departments.

Though we believe that we are the industry leader of external counterpulsation technology, our competitors in our EECP® business are Renew Group Pte. Ltd and Scottcare Cardiovascular Solutions in the United States, and internationally PSK-Health Sci-Tech Development Co., Ltd., with which we have formed a joint venture to co-market external counterpulsation products in the international market.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength.  The Biox™ series is among the few from China with CE Mark certification, CFDA approval, US FDA clearances as well as Health Canada listing, which are among the most important qualifications to market and sell the products around the world.

Regulations on Medical Devices

As a medical device manufacturer and marketer, we are subject to extensive regulation by numerous government regulatory agencies, including the US FDA and similar foreign agencies.  We are required to comply with applicable laws, regulations and standards governing the development, preclinical and clinical testing, manufacturing, quality testing, labeling, promotion, import, export, and distribution of our medical devices.

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

The sales and advertising of our products is subject to regulation by the Federal Trade Commission, or FTC.  The FTC Act prohibits unfair or deceptive acts or practices in or affecting commerce.  Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders and injunctions, which can require, among other things, limits on advertising, corrective advertising, consumer redress and restitution, as well as substantial fines or other penalties.

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

We maintain Certificates of Public Convenience and Necessity in all 50 states, which enable us to provide services within each state. We are therefore subject to regulation from the Public Utility Commissions in each state.

Intellectual Properties

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in EECP®, Biox™ and MobiCare™ products.

We own eleven US patents including eight utility patents and three design patents that expire at various times through 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names "Vaso", "EECP", "AngioNew", "Natural Bypass", "Vasomedical", "Vasomedical EECP", "VasoGlobal", "VasoSolutions", "VasoHealthcare".

Through our China-based subsidiaries, we own thirteen invention and utility patents that expire at various times through 2024, as well as eight software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also have ten registered trademarks in China for our products.

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

Employees

As of December 31, 2016, we employed 311 full-time persons, of which 19 are employed through our facility in Plainview, New York, 81 through VasoHealthcare, 12 through VasoHealthcare IT, 127 through our Netwolves operations, and 72 in our China operations.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

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

Risks Related to Our Business

We currently derive a significant amount of our revenue and net income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015.  In December 2014, the agreement was extended again through December 31, 2018, subject to earlier termination under certain circumstances including the right by GEHC to terminate without cause with certain conditions.

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

Our growth depends in part on the growth of the IT and healthcare markets which we serve.  In our professional sales services segment, our quarterly sales and profits depend significantly on the volume and timing of orders installed during the quarter, and the installation of such orders is difficult to forecast.  Product demand is dependent upon the customer's capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

The United States Congress is currently reviewing and assessing the Affordable Care Act ("ACA") and a healthcare bill seeking to materially change the ACA. We expect that there will continue to be a number of federal and state proposals to constrain expenditures for medical products and services, which may affect payments for products such as ours. We cannot predict which, if any of such proposals will be adopted and when they might be effective, or the effect these proposals may have on our business. Other countries also are considering health reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

Risks Related to our Securities

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules.  The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers restrict the ability and decrease the willingness of broker-dealers to sell our common shares, which we believe results in decreased liquidity for our common shares as well as increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

ITEM 2 – PROPERTIES

In September 2015, we relocated our headquarters to an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $65,000.  The Company's NetWolves unit leases an 11,700 square foot facility in Tampa, Florida, under a lease expiring in May 2017 with an annual rental of approximately $124,000.  VHC-IT leases a 2,400 square foot facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2017 with an annual rental of $31,000.  The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in both Tampa and Nashville.  We believe that our current facilities are adequate for foreseeable current and future needs.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2017.  The Company is evaluating its options for maintaining office space in New York City.  The annual rent and utility charge for this lease is approximately $42,000.

We lease our engineering and production facilities in China.  Specifically, we lease approximately 12,750 square feet under leases expiring in August 2017, September 2017, and December 2020 at an aggregate annual cost of approximately $58,000 in Wuxi, China and approximately 11,000 square feet under a lease that expired in April 2016 but continues on a month to month basis, at an annual cost of approximately $29,000 in Foshan, China.  Such leases are renewable upon expiration.

PART II

ITEM 5 –	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the OTC Market under the symbol VASO.  The number of record holders of common stock as of March 24, 2017, was approximately 970, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2016		Year ended December 31, 2015
	High	Low	High	Low
First quarter	$0.19	$0.16	$0.20	$0.16
Second quarter	$0.18	$0.15	$0.20	$0.16
Third quarter	$0.17	$0.13	$0.22	$0.16
Fourth quarter	$0.16	$0.11	$0.20	$0.16

The last bid price of the Company's common stock on March 24, 2017, was $0.12 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

ITEM 7 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Vaso Corporation (formerly Vasomedical, Inc.) ("Vaso") was incorporated in Delaware in July 1987.  We principally operate in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC  (collectively, "NetWolves"), to address a major issue facing healthcare IT industry.  It currently consists of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT.  Its current offering includes:

•	Managed diagnostic imaging applications (national channel partner of GEHC IT).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).
•	Managed security services (partner with major cybersecurity technologies firms including IBM and Palo Alto).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with General Electric Healthcare ("GEHC"), which is the healthcare business division of the General Electric Company ("GE"), to further the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

VasoHealthcare has built a team of approximately 80 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

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

This segment uses its extensive cardiovascular device knowledge coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to domestic customers directly and sells and services its products in the international market through a global joint venture arrangement.

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

Results of Operations – For the Years Ended December 31, 2016 and 2015

Total revenues increased by $15,507,000, or 27%, to $72,589,000 in the year ended December 31, 2016, from $57,082,000 in the year ended December 31, 2015.  We reported net income of $820,000 for the year ended December 31, 2016 as compared to net income of $3,823,000 for the year ended December 31, 2015, a decrease of $3,003,000 or 79%.  The decrease was primarily due to lower delivery volume of GEHC equipment in 2016, which led to a decrease in the professional sales service revenue and profit.  Our net income was $0.01 per basic and diluted common share for the year ended December 31, 2016 as compared to net income of $0.02 per basic and diluted common share for the year ended December 31, 2015.

Revenues

Revenue in the IT segment was $39,448,000 for the year ended December 31, 2016 as compared to $21,149,000 for the prior year, an increase of $18,299,000, of which $16,899,000 was attributable to the inclusion of a full year of NetWolves operations in 2016 versus the seven months of operations in 2015 subsequent to its acquisition on May 29, 2015, and $1,400,000 year-over-year growth in VHC-IT revenues.  At December 31, 2016 VHC-IT had an order backlog exceeding $7.4 million.

Commission revenues in the professional sales service segment (formerly the "sales representation" segment) decreased by $3,060,000, or 10%, to $28,524,000 in the year ended December 31, 2016, as compared to $31,584,000 in the year ended December 31, 2015.  The decrease was primarily due to lower volume of GEHC equipment delivery in 2016, as well as  lower blended commission rates for the equipment delivered in 2016.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2016, the Company recorded on its consolidated balance sheet $18,504,000 of deferred commission revenue, of which $11,394,000 is long-term, compared to $17,369,000 of deferred commission revenue at December 31, 2015, of which $8,525,000 was long-term, an increase of $1,135,000 or 7%.  The increase in deferred revenue is due principally to higher total orders booked during the year and the decrease in equipment deliveries over the same period.

Revenue in our equipment segment increased 6% to $4,617,000 for the year ended December 31, 2016 from $4,349,000 for the year ended December 31, 2015, as a result of an increase in equipment sales of $403,000, or 14%, to $3,364,000 for the year ended December 31, 2016 as compared to $2,961,000 for the year ended December 31, 2015, offset by a decrease in equipment rentals and services revenue of $135,000, or 10%, to $1,253,000 in the year ended December 31, 2016 from $1,388,000 in the year ended December 31, 2015. The increase in equipment sales is due primarily to higher sales of Biox series and related products as well as an 11% increase in EECP® sales, resulting from higher average selling prices.  We anticipate that EECP® sales will continue to improve in foreign markets as our VSK joint venture, which began operations in 2015, expands into new international markets.  The decrease in revenue generated from equipment rentals and services is due primarily to decreased service contract revenues.  As of December 31, 2016, the Company recorded on its consolidated balance sheet $900,000 of deferred revenue, of which $382,000 is long-term, compared to $1,147,000 of deferred revenue at December 31, 2015, of which $511,000 was long-term, a decrease of $247,000 or 22%.  The decrease in deferred revenue is due principally to lower volume of service contracts sold during the year.

Gross Profit

The Company recorded gross profit of $41,502,000, or 57% of revenue, for the year ended December 31, 2016, compared to $35,367,000, or 62% of revenue, for the year ended December 31, 2015.  The increase of $6,135,000, or 17%, was due primarily to a $7,690,000 increase in the IT segment, arising mainly from the inclusion of twelve months of NetWolves operations in 2016 versus seven months of operations in 2015, and $626,000 higher gross profit in the equipment segment resulting from both higher revenues and higher gross profit rates, partially offset by a $2,181,000 decrease in the professional sales service segment, driven primarily by lower revenues.

IT segment gross profit increased to $16,303,000, or 41% of segment revenues, for the year ended December 31, 2016 as compared to $8,613,000, or 41% of segment revenues, in the prior year, an increase of $7,690,000, of which $7,366,000 was attributable to the inclusion of a full year of NetWolves operations in 2016 and $324,000 was attributable to VHC IT.

Professional sales service segment gross profit was $22,351,000, or 78% of the segment revenues, for the year ended December 31, 2016, a decrease of $2,181,000, or 9%, from segment gross profit of $24,532,000, or 78% of the segment revenue, for the year ended December 31, 2015.  The decrease in gross profit was due primarily to lower recognized revenue in 2016 as a result of a decrease in equipment delivery volume as well as by lower blended commission rates on the equipment delivered during the year.  Cost of commissions decreased by $879,000, or 12%, to $6,173,000 for the year ended December 31, 2016, as compared to cost of commissions of $7,052,000 in 2015.  The decrease is also due primarily to lower delivery volume.  Cost of commissions reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit increased to $2,848,000, or 62% of equipment segment revenues, for the year ended December 31, 2016 compared to $2,222,000, or 51% of equipment segment revenues, for the year ended December 31, 2015, due to higher sales volume, higher average selling prices and, in 2015, the write-off of excess inventory.  Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $1,564,000 for the year ended December 31, 2016 compared to $3,939,000 for the year ended December 31, 2015, a decrease of $2,375,000, or 60%.  The decrease was primarily attributable to the decrease in operating income in the professional sales service segment from $10,024,000 in the year ended December 31, 2015 to $7,217,000 in that segment in the year ended December 31, 2016.  The 2016 professional sales service segment operating income reflected the impact of both lower gross profit and higher operating costs.  IT segment operating loss increased to $3,227,000 for the year ended December 31, 2016 from $1,930,000 for the prior year, an increase of $1,297,000.  The increase was primarily attributable to a $1,119,000 higher operating loss primarily due to increased spending on infrastructure and engineering effort, and to higher sales expenses incurred in building its order backlog for future delivery. The healthcare IT VAR business is still in its early stages of growth; however, we anticipate that as the backlog increases and converts to revenue we will see significant improvement in operating performance.  Equipment segment operating loss in the year ended December 31, 2016 was $1,064,000, as compared to an operating loss of $2,444,000 in the year ended December 31, 2015.  The decrease in the equipment segment operating loss was primarily due to lower operating expenses resulting from our cost reduction efforts, as well as to improved gross profit.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2016 and 2015 were $39,408,000, or 54% of revenues, and $30,913,000, or 54% of revenues, respectively, reflecting an increase of $8,495,000 or approximately 27%. The increase in SG&A expenditures in the year ended December 31, 2016 resulted primarily from a $8,988,000 increase in the IT segment, of which $8,485,000 was attributable to the inclusion of twelve months of NetWolves costs in 2016 instead of seven months in 2015, and $624,000 higher costs in the professional sales service segment, partially offset by lower corporate expenses reflecting  non-recurring 2015 costs associated with the NetWolves acquisition, and lower sales and marketing costs in the equipment segment.

Research and development (R&D) expenses of $530,000, or 1% of revenues (or 11% of equipment segment revenues), for the year ended December 31, 2016 increased by $15,000, or 3%, from $515,000, or 1% of revenues (or 12% of equipment segment revenues), for the year ended December 31, 2015. The increase is primarily attributable to higher new product development costs.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2016	2015

Net income	$820	$3,823
Interest expense (income), net	634	160
Income tax expense	281	(44)
Depreciation and amortization	2,191	1,559
Share-based compensation	428	342
Adjusted EBITDA	$4,354	$5,840

Adjusted EBITDA decreased by $1,486,000, or 25%, to $4,354,000 in the year ended December 31, 2016 from $5,840,000 in the year ended December 31, 2015.  The decrease was primarily attributable to lower net income, partially offset by higher fixed asset depreciation in the IT segment and amortization of intangibles associated with the NetWolves acquisition in May 2015, and higher interest expense associated with the debt incurred to finance the NetWolves acquisition.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2016 and 2015, was $(463,000) and $(160,000), respectively, an increase in net expense of $303,000.  The increase was due primarily to $235,000 higher interest expense associated with the note issued in relation to the NetWolves acquisition and with NetWolves' debt that the Company assumed through the acquisition.

Income Tax Benefit (Expense), Net

During the year ended December 31, 2016, we recorded income tax expense of $281,000, as compared to income tax benefit of $44,000 in the year ended December 31, 2015.  The Company utilized $0 and $5.0 million in net operating loss carryforwards for the years ended December 31, 2016 and 2015, respectively.  The change from income tax benefit in 2015 to income tax expense in 2016 arose primarily due to higher tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition and the release in 2015 of $560,000 in deferred tax asset valuation allowance, partially offset by lower state income taxes and federal alternative minimum taxes.  The Company has Net Operating Loss carryovers of approximately $35 million at December 31, 2016.

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

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2016

We have financed our operations and investment activities, including the NetWolves acquisition, from working capital and the proceeds from notes issued to MedTechnology Investments, LLC ("MedTech", see Item 13).  At December 31, 2016, we had cash and cash equivalents of $7,087,000 and negative working capital of $567,000.  $5,711,000 in negative working capital at December 31, 2016 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  At March 26, 2017 the Company's cash and cash equivalents were approximately $7.8 million.

Cash provided by operating activities was $5,215,000 during the year ended December 31, 2016, which consisted of net income after non-cash adjustments of $4,226,000 and cash provided by changes in operating assets and liabilities of $989,000. The changes in the account balances primarily reflect increases in accounts payable and accrued expenses and other liabilities of $1,270,000 and $1,055,000, respectively, partially offset by increases in accounts and other receivables and other assets of $1,282,000 and $983,000, respectively.

Cash used in investing activities during the year ended December 31, 2016 was $2,250,000, of which $1,866,000 was used for the purchase of equipment and software and $422,000 was invested in the VSK joint venture.

Cash provided by financing activities during the year ended December 31, 2016 was $1,919,000, primarily attributable to $2,624,000 in borrowings on our line of credit, partially offset by $304,000 in repayments of notes issued for equipment purchases and $264,000 in net repayments of notes to related parties.

Liquidity

We expect to continue to be profitable and generate positive cash flow through our existing operations.  We will continue to pursue acquisitions and partnership opportunities in the international and domestic markets and will look to expand our business in all segments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2016, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

The basis for our software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.  We recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; (4) collection is probable; and (5) upon verification of installation and expiration of an acceptance period.  Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Installation of the Company's software products may involve a certain amount of customer-specific implementation to enable the software product to function within the customer's operating environment (i.e., with the customer's information technology network and other hardware, with the customer's data interfaces and with the customer's administrative processes). With these software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer's operating environment. Therefore, the Company recognizes 100% of such software revenues upon verification of installation and expiration of an acceptance period, provided that all other criteria for revenue recognition have been met.

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

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we perform the services or deliver the product; (3) the sale price is fixed or determinable; (4) collection is reasonably assured; and (5) upon verification of installation and expiration of an acceptance period. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Our arrangements are documented in a written contract signed by the customer, are non-cancelable, and do not contain refund-type provisions.

Our SaaS offerings provide deployment of our software and hardware and related IT monitoring infrastructure including PCS for a stated term that is hosted at our data center facilities or physically on-premises at customer facilities for a monthly subscription fee.  Revenues for these SaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.  The Company recognizes revenue for hardware and implementation services rendered upon verification of installation and expiration of an acceptance period.

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

We also comply with the provisions of the ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and December 31, 2015.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and December 31, 2015.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2016 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
The Company held its annual meeting of stockholders on November 9, 2016.  At the meeting, the Company's shareholders voted to approve the following proposals:
1.	The election of three directors in Class II - Behnam Movaseghi, Peter Castle, and Randy Hill - to hold office until the 2019 Annual Meeting of Stockholders;
2.	An amendment to our Certificate of Incorporation, as amended, to change the name of the Company from Vasomedical, Inc. to Vaso Corporation;
3.	An advisory vote to approve the compensation of the named executive officers; and,
4.	The appointment of Marcum LLP as our independent registered public accountants for the year ending December 31, 2016.

Approved Proposals	Shareholder votes cast
	For	Withheld	Against	Abstain
Election of Directors
Behnam Movaseghi	91,412,904	5,571,155	-	-
Peter C. Castle	90,475,290	6,508,769	-	-
Randy Hill	90,323,140	6,660,919	-	-

Change of company name	137,957,378	-	3,384,270	214,230

Executive compensation	90,646,937	-	5,845,873	491,249

Appointment of public accountants	133,007,863	-	8,175,475	372,540

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant

As of March 25, 2017, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	61	Chairman of the Board and Director	June, 2015
David Lieberman	72	Vice Chairman of the Board and Director	February, 2011
Jun Ma	53	President, Chief Executive Officer and Director	June, 2007
Peter C. Castle	48	Chief Operating Officer and Director	August, 2010
Randy Hill	70	Director	April, 2013
Behnam Movaseghi (1) (2)	63	Director	July, 2007
Edgar Rios (1)	64	Director	February, 2011

(1) Member of the Audit Committee
(2) Member of Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Joshua Markowitz has been a director since June 2015, and was appointed Chairman of the Board of the Company in August 2016.  Mr. Markowitz has been a practicing attorney in the State of New Jersey for in excess of 30 years.  He is currently a senior partner in the New Jersey law firm of Markowitz O'Donnell, LLP.  Mr. Markowitz is the brother-in-law of Mr. Simon Srybnik, who resigned his position as Chairman and director of the Company in August 2016.

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for more than 40 years, specializing in corporation and securities law. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company and its subsidiaries.  Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which was sold in March, 2011.

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

Peter Castle has been a director since August 2010 and was appointed the Chief Operating Officer of the Company after the NetWolves acquisition in June 2015.  Prior to the acquisition, Mr. Castle was the President and Chief Executive Officer of NetWolves Network Services, LLC, where he has been employed since 1998.  At NetWolves, Mr. Castle also held the position of Chief Financial Officer from 2001 until October 2009, Vice President of Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary from August 1999.

Randy Hill joined the Company as Senior Vice President of Vasomedical and Chief Executive Officer of VasoHealthcare on July 30, 2012 and served in that position through December 31, 2015.  He is currently Chairman of our VasoHealthcare subsidiary and a consultant to the Company.  Prior to joining Vasomedical, Mr. Hill was, until May 2011, interim Chief Executive Officer of Siemens Healthcare USA, the U.S. organization of the healthcare sector of Siemens AG (NYSE:SI), a German multinational conglomerate. For several years prior to that, Mr. Hill was Chief Operating Officer of Siemens Healthcare USA. In addition to his career at Siemens Healthcare spanning several decades in a wide range of roles with many different responsibilities, Mr. Hill, as a recognized leader in the medical imaging business, is also former Chair of the Board of Medical Imaging & Technology Alliance (MITA), the leading organization and collective voice of medical imaging equipment manufacturers, innovators, and product developers.

Behnam Movaseghi, CPA, has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company's prior consulting agreement with Edgary Consultants, LLC. Mr. Rios is co-founder and managing director of Wenzi Capital Partners, a venture capital and private equity firm. Mr. Rios was a co-founder, Executive Vice President, General Counsel, Secretary, and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002. Prior to co-founding AmeriChoice,  Mr. Rios was a co-founder of a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and as a director and secretary of the An-Bryce Foundation. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

Committees of the Board of Directors

Executive Committee

The primary purpose of the Executive Committee was to function when the Board of Directors was not in session.  During the intervals between meetings of the Board, the Committee had the powers of the Board, except as limited by Delaware statute.  The Executive Committee was terminated in August 2016.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the year ended December 31, 2016, the Audit Committee consisted of Edgar Rios, committee chair since May 2015, and Behnam Movaseghi, who joined the committee in November 2011.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2016, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  None of these persons have been officers or employees of the Company at the time of their position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2016 there were:

•	4 meetings of the Board of Directors
•	4 meetings of the Audit Committee
•	1 meeting of the Executive Committee
•	3 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2016 all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company.  A copy of the Code can be found on our website, www.vasocorporation.com.  The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Executive Officers of the Registrant

As of March 25, 2017 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	53	President, Chief Executive Officer
Peter C. Castle	48	Chief Operating Officer
Michael J. Beecher	72	Chief Financial Officer and Secretary
Jonathan P. Newton	56	Vice President of Finance and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION
The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Jun Ma, PhD	2016	375,000	30,000	216,000				67,831	688,831
Chief Executive Officer	2015	333,333	125,000	40,000				56,364	554,697
Peter C. Castle	2016	350,000	-	144,000				59,352	553,352
Chief Operating Officer (1)	2015	204,167	80,000	270,000				40,863	595,030
Shawl Lobree	2016	300,000	100,000	149,000				12,506	561,506
President of VasoHealthcare (2)
Michael J. Beecher	2016	215,000	15,000	81,000				16,512	327,512
Chief Financial Officer and Secretary	2015	185,000	30,000	25,000				16,393	256,393
Jonathan P. Newton	2016	175,000	10,000	54,000				17,280	256,280
Vice President of Finance and Treasurer	2015	160,000	20,000	15,000				20,808	215,808

1.	Mr. Castle has served as Chief Operating Officer since June 2015.
2.	Mr. Lobree has served as President of the VasoHealthcare subsidiary since January 2016.
3.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2016 for a discussion of the relevant assumptions used in calculating grant date fair value.

4.	Represents tax gross-ups, vehicle allowances, Company-paid life insurance, and amounts matched in the Company's 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our Named Executive Officers at December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD	150,000	-	-	$0.12	7/25/2017	-	-	-	-
						700,000	91,000	-	-

Peter C. Castle						1,150,000	149,500	-	-

Michael J. Beecher						300,000	39,000	-	-

Jonathan P. Newton						200,000	26,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	350,000	7/5/2017
	350,000	7/5/2018

Peter C. Castle	250,000	6/15/2017
	250,000	6/15/2018
	250,000	6/15/2019
	200,000	7/5/2017
	200,000	7/5/2018

Michael J. Beecher	150,000	7/5/2017
	150,000	7/5/2018

Jonathan P. Newton	100,000	7/5/2017
	100,000	7/5/2018

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

401(k) Plan
The Company maintained two defined contribution plans to provide retirement benefits for its employees during 2016 - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC ("NetWolves") 401(k) Plan adopted in January 2015.  At December 31, 2016, the NetWolves 401(k) Plan was terminated and all NetWolves employees became eligible to join the Vasomedical 401(k) Plan in January 2017.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan. In the years ended December 31, 2016 and 2015 the Company made discretionary contributions of approximately $67,000 and $95,000, respectively, to match a percentage of employee contributions.

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

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)	($)	($)
Simon Srybnik	100,000	24,000	-	-	-	2,667	126,667
David Lieberman	47,500	24,000	-	-	-	17,800	89,300
Jun Ma, PhD	-	-	-	-	-	-	-
Randy Hill	40,000	24,000	-	-	-	63,012	127,012
Peter Castle	-	-	-	-	-	-	-
Joshua Markowitz	52,500	24,000	-	-	-	2,667	79,167
Behnam Movaseghi	60,000	24,000	-	-	-	2,667	86,667
Edgar Rios	55,000	24,000	-	-	-	2,667	81,667

(1) Represents tax gross-up, health benefit premiums, and consulting fees.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2017 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Simon Srybnik (3) (4)	55,888,318	34.15%
Estate of Louis Srybnik (3) (4)	45,165,993	27.62%
Jun Ma, PhD **	4,479,841	2.74%
Peter Castle **	2,425,000	1.48%
Edgar Rios **	1,625,000	*
David Lieberman **	1,599,200	*
Behnam Movaseghi **	1,339,404	*
Michael J. Beecher **	1,090,400	*
Randy Hill **	950,000	*
Jonathan Newton **	675,000	*
Joshua Markowitz **	350,000	*

** Directors and executive officers as a group (9 persons)	14,533,845	8.86%

*Less than 1% of the Company's common stock

1.
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.  Includes beneficial ownership of the following numbers of shares that may be acquired within 60 days of March 25, 2017 pursuant to stock options awarded under our stock plans:

Jun Ma, PhD	150,000
Behnam Movaseghi	150,000
Simon Srybnik	150,000

Directors and executive officers as a group	300,000

2.	Applicable percentages are based on 163,953,446 shares of common stock outstanding as of March 25, 2017, adjusted as required by rules promulgated by the SEC.
3.
Simon Srybnik and the estate of his brother Louis Srybnik are the sole shareholders of Kerns, which is the record holder of 25,714,286 shares. The reporting persons, accordingly, share voting and dispositive powers over the 25,714,286 shares held by Kerns. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 150,000 shares underlying the option he was granted upon being appointed to the Board of Directors, 748,125 shares of common stock awarded him as of December 31, 2016, as well as 11,460,900 additional shares of common stock.  The estate of Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	600,000	$0.12	-

Equity Compensation
plans not approved
by security holders (1)	3,613,125	$0.00	4,031,946

Total	4,213,125		4,031,946

(1) Includes 30,000 shares and 3,583,125 shares of restricted common stock granted, but unissued, under the 2010 Plan and 2013 Plan, respectively.  The exercise price for the stock grants is zero.  5,059 shares, 126,887 shares, and 3,900,000 shares remain available for future grants under the 2010 Plan, 2013 Plan, and 2016 Plan, respectively.

See Note N to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC, which we acquired in May 2015.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively, of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the purchase price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Asset Purchase Agreement.

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

The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.  As set forth in the following table, three directors of the Company provided funds in excess of $120,000 through Medtech during 2015.  No principal payments have made for the year ended December 31, 2016 and interest payments made during the year ended December 31, 2016 to these three directors are as indicated in the table below:

	Principal Outstanding	Interest Paid
Peter C. Castle	$750,000	$68,625
David Lieberman	$700,000	$64,050
Jun Ma, PhD	$300,000	$27,450

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $340,000 were billed by the firm for the year ended December 31, 2016 at which date no amounts were outstanding.

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

For purposes of the NASDAQ independence standards, the term "family member" means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.
The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that two of our non-employee directors (Mr. Markowitz and Mr. Movaseghi) are independent.
We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2016, all directors except Simon Srybnik attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.
ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2016 and 2015.  The following table sets forth all fees for such periods:

	2016	2015
Audit fees	$252,925	$238,937
Tax fees	-	-
All other fees	-	211,117

Total	$252,925	$450,054

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

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(3)(i)	(a)	Restated Certificate of Incorporation (2)
	(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (9)
	(c)	Certificate of Amendment to Certificate of Incorporation (18)
(3)(ii)		By-Laws (1)
(4)	(a)	Specimen Certificate for Common Stock (1)
	(b)	Specimen Certificate for Series E Convertible Preferred Stock (11)
	(c)	Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC (16)
(10)	(a)	1995 Stock Option Plan (3)
	(b)	Outside Director Stock Option Plan (3)
	(c)	1997 Stock Option Plan, as amended (4)
	(d)	1999 Stock Option Plan, as amended (5)
	(e)	2004 Stock Option/Stock Issuance Plan (6)
	(f)	Securities Purchase Agreement dated June 21, 2007 between Registrant and Kerns Manufacturing Corp. (7)
	(g)	Form of Common Stock Purchase Warrant to dated June 21, 2007 (7)
	(h)	Registration Rights Agreement dated June 21, 2007 between Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (7)
	(i)	Purchase and Sale Agreement dated June 1, 2007 between 180 Linden Avenue Corp and 180 Linden Realty LLC. (8)
	(j)	Lease Agreement dated August 15, 2007 between 180 Linden Realty LLC and Registrant (8)
	(k)	Form of Stock Purchase Agreement (9)
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
(q)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric
Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of
June 20, 2012 (14)

	(r)	2013 Stock Plan (19)
	(s)	Asset Purchase and Sale agreement, dated as of May 29, 2015, by and among Vasomedical, Inc., VasoTechnology, Inc., NetWolves LLC and NetWolves Corporation (16)
	(t)	Subordinated Security Agreement dated as of May 29, 2015 by and between Vasomedical, Inc. and MedTechnology Investments LLC (16)
	(u)	Employment Agreement dated as of June 1, 2015 between Vasomedical, Inc. and Peter C. Castle (17)
	(v)	2016 Stock Plan (20)

(21)   Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Viromedics, Inc.	Delaware	61%
Vaso Diagnostics, Inc.	New York	100%
VasoMedical, Inc.	Delaware	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%
VSK Medical Limited	Cayman Islands	49.9%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 1999
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 10-KSB for the fiscal year ended May 31, 2007.
(9)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(10)	Incorporated by reference to Report on Form 8-K/A dated May 29, 2010 and filed November 9, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(12)	Incorporated by reference to Report on Form 8-K dated March 4, 2011.
(13)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(14)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(15) (16) (17) (18) (19) (20)
Incorporated by reference to Report on Form 10-K for the fiscal year ended December 31, 2013.
Incorporated by reference to Report on Form 8-K dated May 29, 2015.
Incorporated by reference to Report on Form 8-K dated October 8, 2015.
Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016.
Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2013.
Incorporated by reference to Report on Form 10-Q for the quarter ended June 30, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2017.

VASO CORPORATION
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2017, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer and Director
Jun Ma	(Principal Executive Officer)

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Peter C. Castle	Chief Operating Officer and Director
Peter C. Castle

/s/ Joshua Markowitz	Chairman of the Board
Joshua Markowitz

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Randy Hill	Director
Randy Hill

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2016 and 2015

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2016 and 2015	F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2016 and 2015	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2016 and 2015	F-6

Notes to Consolidated Financial Statements	F-7 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Vaso Corporation

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vaso Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum LLP
Marcum llp
Melville, NY
March 30, 2017

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,087	$2,160
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,159 at December 31,
2016 and $3,863 at December 31, 2015	12,741	11,620
Receivables due from related parties	18	209
Inventories, net	2,395	1,963
Deferred commission expense	1,917	2,252
Prepaid expenses and other current assets	925	550
Total current assets	25,083	18,754

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$3,835 at December 31, 2016 and $2,976 at December 31, 2015	4,021	2,888
GOODWILL	17,280	17,484
INTANGIBLES, net	5,996	6,977
OTHER ASSETS, net	5,001	4,315
	$57,381	$50,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,219	$4,037
Accrued commissions	2,139	2,031
Accrued expenses and other liabilities	5,275	4,511
Sales tax payable	718	671
Income taxes payable	30	202
Deferred revenue - current portion	7,628	9,480
Notes payable and capital lease obligations - current portion	4,245	1,485
Due to related party	396	33
Total current liabilities	25,650	22,450

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,935	4,886
Notes payable - related parties	648	963
Deferred revenue	11,776	9,036
Deferred tax liability	112	112
Other long-term liabilities	1,349	1,230
Total long-term liabilities	18,820	16,227

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
173,811,533 and 168,749,889 shares issued at December 31, 2016 and December 31, 2015, respectively; 163,503,446 and 158,441,802
shares outstanding at December 31, 2016 and December 31, 2015, respectively	174	168
Additional paid-in capital	62,856	62,263
Accumulated deficit	(47,790)	(48,610)
Accumulated other comprehensive loss	(329)	(80)
Treasury stock, at cost, 10,308,087 shares at December 31, 2016 and 2015	(2,000)	(2,000)
Total stockholders' equity	12,911	11,741
	$57,381	$50,418

See Note B for Variable Interest Entity disclosures

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended
	December 31,
	2016	2015
Revenues
Managed IT systems and services	$39,448	$21,149
Professional sales services	28,524	31,584
Equipment sales and services	4,617	4,349
Total revenues	72,589	57,082

Cost of revenues
Cost of managed IT systems and services	23,145	12,536
Cost of professional sales services	6,173	7,052
Cost of equipment sales and services	1,769	2,127
Total cost of revenues	31,087	21,715
Gross profit	41,502	35,367

Operating expenses
Selling, general and administrative	39,408	30,913
Research and development	530	515
Total operating expenses	39,938	31,428
Operating income	1,564	3,939

Other income (expense)
Interest and financing costs	(650)	(415)
Interest and other income (expense), net	187	255
Total other expense, net	(463)	(160)

Income before income taxes	1,101	3,779
Income tax (expense) benefit	(281)	44
Net income	820	3,823

Other comprehensive income
Foreign currency translation loss	(249)	(174)
Comprehensive income	$571	$3,649

Income per common share
- basic and diluted	$0.01	$0.02

Weighted average common shares outstanding
- basic	159,138	156,707
- diluted	159,396	157,189

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Income	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2014	166,435	$166	(10,308)	$(2,000)	$61,924	$(52,433)	$94	$7,751
Share-based compensation	2,315	2	-	-	340	-	-	342
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(174)	(174)
Net income	-	-	-	-	-	3,823	-	3,823
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,949	4	-	-	424	-	-	428
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(7)	-	-	(7)
Foreign currency translation loss	-	-	-	-	-	-	(249)	(249)
Net income	-	-	-	-	-	820	-	820
Balance at December 31, 2016	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$820	$3,823
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,158	1,540
Deferred income taxes	226	(334)
Loss from interest in joint venture	9	-
Provision for doubtful accounts and commission adjustments	140	102
Amortization of debt issue costs	33	19
Share-based compensation	428	342
Provision for allowance for loss on loan receivable	412	-
Changes in operating assets and liabilities:
Accounts and other receivables	(1,282)	4,977
Receivables due from related parties	578	(178)
Inventories, net	(602)	(201)
Deferred commission expense	335	(51)
Prepaid expenses and other current assets	(418)	20
Other assets, net	(983)	1,793
Accounts payable	1,270	347
Accrued commissions	108	(263)
Accrued expenses and other liabilities	1,055	(1,401)
Sales tax payable	50	7
Income taxes payable	(171)	158
Deferred revenue	887	(4,016)
Due to related party	(15)	(24)
Other long-term liabilities	177	(140)
Net cash provided by operating activities	5,215	6,520

Cash flows from investing activities
Purchases of equipment and software	(1,866)	(893)
Purchases of short-term investments	-	(38)
Redemption of short-term investments	38	40
Acquisition of Netwolves	-	(18,000)
Cash acquired through purchase of Netwolves	-	733
Investment in VSK	(422)	(100)
Net cash used in investing activities	(2,250)	(18,258)

Cash flows from financing activities
Net borrowings on revolving line of credit	2,624	47
Debt issuance costs	(130)	-
Payroll taxes paid by withholding shares	(7)	-
Repayment of notes payable and capital lease obligations	(304)	(146)
Proceeds from notes payable	-	4,800
Proceeds from note payable - related party	300	-
Payments on notes payable - related parties	(564)	-
Net cash provided by financing activities	1,919	4,701
Effect of exchange rate differences on cash and cash equivalents	43	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,927	(6,968)
Cash and cash equivalents - beginning of year	2,160	9,128
Cash and cash equivalents - end of year	$7,087	$2,160

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$795	$196
Income taxes paid	$549	$130

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$124	$102
Equipment acquired through capital lease	$387	$-
Liability settled through issuance of common stock	$178	$-
Debt issuance cost in accrued expenses	$-	$130
Fair value of assets acquired	$-	$23,350
Fair value of liabilities assumed	$-	$6,083
 The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE A – DESCRIPTION OF BUSINESS

Vaso Corporation (formerly Vasomedical, Inc.) was incorporated in Delaware in July 1987.  For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations.  Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vaso" or "management" refer to Vaso Corporation and its subsidiaries.

Overview

Vaso Corporation principally operates in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, "NetWolves").  It currently consists of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT.

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

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015 and again in 2014 to December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on or after July 1, 2017.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Vasomedical Global and Vasomedical Solutions

Vasomedical Global was formed in 2011 to combine and coordinate the various design, development manufacturing, and sales operations of medical devices acquired by the Company.

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired Fast Growth Enterprises Ltd. ("FGE"), a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone").  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Vaso Corporation, its wholly-owned subsidiaries, and the variable interest entity where the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.  The Company's minority interest in the VSK joint venture is accounted for using the equity method of accounting and is included in other assets in the amount of $522,000 and $100,000 at December 31, 2016 and 2015, respectively.

Variable Interest Entity

Basic Information

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.

Biox is a Variable Interest Entity (VIE). Laws and regulations of the Peoples Republic of China ("PRC") prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary Gentone, entered into a series of contractual arrangements with Biox and its registered shareholders to enable the Company, to:

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. VIE assets can be used to settle obligations of the primary beneficiary.  The financial information of Biox, which was included in the accompanying consolidated financial statements, is presented as follows:

	(in thousands)
	As of December 31, 2016	As of December 31, 2015

Cash and cash equivalents	$13	$104
Total assets	$1,451	$1,168
Total liabilities	$1,133	$1,007

	(in thousands)
	Year ended December 31,
	2016	2015

Total net revenue	$1,850	$1,715

Net income (loss)	$185	$(35)

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Revenue Recognition for Multiple-Element Arrangements - Arrangements with Software and Non-software Elements

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, hardware, implementation services, PCS and monthly subscription-based SaaS solutions. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605, "Software-Revenue Recognition" and allocate consideration within the nonsoftware group to the respective elements within that group following the guidance in ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements". After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described below.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

The basis for our software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.  We recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; (4) collection is probable; and (5) upon verification of installation and expiration of an acceptance period.  Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Installation of the Company's software products may involve a certain amount of customer-specific implementation to enable the software product to function within the customer's operating environment (i.e., with the customer's information technology network and other hardware, with the customer's data interfaces and with the customer's administrative processes). With these software products, customers do not have full use of the software (i.e., functionality) until the software is installed as described above and functioning within the customer's operating environment. Therefore, the Company recognizes 100% of such software revenues upon verification of installation and expiration of an acceptance period, provided that all other criteria for revenue recognition have been met.

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

Our revenue recognition policy for non-software deliverables including SaaS and implementation services is based upon the accounting guidance contained in ASC 605-25 and we exercise judgment and use estimates in connection with the determination of the amount of SaaS and implementation service revenues to be recognized in each accounting period.

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we perform the services or deliver the product; (3) the sale price is fixed or determinable; (4) collection is reasonably assured; and (5) upon verification of installation and expiration of an acceptance period. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.  Our arrangements are documented in a written contract signed by the customer, are non-cancelable, and do not contain refund-type provisions.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Our SaaS offerings provide deployment of our software and hardware and related IT monitoring infrastructure including PCS for a stated term that is hosted at our data center facilities or physically on-premises at customer facilities for a monthly subscription fee.  Revenues for these SaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.  The Company recognizes revenue for hardware and implementation services rendered upon verification of installation and expiration of an acceptance period.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Share-Based Compensation

The Company complies with ASC Topic 718, "Compensation – Stock Compensation" ("ASC 718"), and ASC Topic 505, "Equity" ("ASC 505"), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values.  For employees and non-employee directors, the fair value is measured on the grant date and for non-employees, the fair value is measured on the measurement date and re-measured at each reporting period until performance is complete.  The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees.  The forfeiture rate is estimated based primarily on job title and prior forfeiture experience.   The Company did not grant any awards to non-employees during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company granted 2,862,500 restricted shares of common stock valued at $415,725 to non-officer employees, vesting primarily over the four year period ending December 2020; 2,400,000 restricted shares of common stock valued at $384,000 to officers, of which 800,000 shares vested immediately with the remainder vesting over the two year period ending July 2018; and 900,000 restricted shares of common stock valued at $144,000 to directors, of which 300,000 shares vested immediately with the remainder vesting over the two year period ending July 2018. The total fair value of shares vested during the year ended December 31, 2016 was $299,000 for employees.  The weighted average grant date fair value of shares granted during the year ended December 31, 2016 was $0.15 per share.

During the year ended December 31, 2015, the Company granted 1,592,500 restricted shares of common stock valued at $270,700 to non-officer employees, vesting over the four year period ending June 2019; 2,000,000 restricted shares of common stock valued at $367,000 to officers, of which 1,000,000 shares vested immediately with the remainder vesting over the four year period ending June 2019; and 150,000 restricted shares of common stock valued at $30,000 to a director, which vested immediately. The total fair value of shares vested during the year ended December 31, 2015 was $277,000 for employees.  The weighted average grant date fair value of shares granted during the year ended December 31, 2015 was $0.18 per share.

The Company did not grant any stock options during the years ended December 31, 2016 or 2015, nor were any options exercised during such periods.

Share-based compensation expense recognized for the years ended December 31, 2016 and 2015 was $428,000 and $342,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of income and comprehensive income.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $870,000 at December 31, 2016 and will be recognized over a weighted-average period of approximately 16 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short-Term Investments

The Company's short-term investments consist of certificates of deposit with original maturities greater than three months and up to one year.  Short-term investments of $38,000 were recorded at December 31, 2015 and liquidated in 2016.  The December 31, 2015 balance was reclassified to prepaid expenses and other current assets in the presented consolidated balance sheet.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

The changes in the Company's allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Beginning Balance	$3,863	$4,571
Provision for losses on accounts receivable	140	140
Direct write-offs, net of recoveries	(85)	(48)
Commission adjustments	241	(800)
Ending Balance	$4,159	$3,863

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers' financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2016 and 2015, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable.  In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC's financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation ("FDIC") coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company's foreign bank balances, which aggregated approximately $284,000 and $317,000 at December 31, 2016 and 2015, respectively.

Inventories, net

The Company values inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. The Company often places EECP® systems at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems is transferred to property and equipment and is amortized over two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

We comply with the provisions of ASC Topic 330 "Inventory".  The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, "Intangibles: Goodwill and Other". Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value.  If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the two-step quantitative process. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.  No impairment loss was recorded as of December 31, 2016 and 2015.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. In 2015 the Company capitalized $5,031,000 of cost related to customer contracts and relationships, and $14,375,000 in goodwill, resulting from the NetWolves acquisition. The Company capitalized $217,000 and $220,000 in software development costs for the years ended December 31, 2016 and 2015, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired as of December 31, 2016 and 2015.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

In December 2015, the Company early adopted, on a prospective basis, ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes", which requires the presentation of deferred tax liabilities and assets as noncurrent within a classified statement of financial position.

The Company also complies with the provisions of ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and  2015.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2013.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Loss and Comprehensive Income

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in retained earnings during the year as the result of the income statement translation process.  Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income on the accompanying consolidated balance sheet.  For the years ended December 31, 2016 and 2015, other comprehensive (loss) income includes losses of $249,000 and $174,000, respectively, which were entirely from foreign currency translation.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the year ended
	December 31, 2016	December 31, 2015

Basic weighted average shares outstanding	159,138	156,707
Dilutive effect of options and unvested restricted shares	258	482
Diluted weighted average shares outstanding	159,396	157,189

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share as of December 31, 2016 and 2015, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	As of
	December 31, 2016	December 31, 2015

Stock options	-	300
Restricted common stock grants	2,763	-
	2,763	300

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  In August 2015, FASB issued ASU 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date" (Topic 606).  The amendments in this ASU defer the effective date of ASU 2014-09, "Revenue from Contracts with Customers," for all entities by one year.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), on narrow-scope improvements and practical expedients (ASU 2016-12), and on the revenue recognition criteria and other technical corrections (ASU 2016-20).  The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". Inventory under ASU 2015-11 is to be measured at the "lower of cost and net realizable value" which would eliminate the other two options that currently exist for "market": (1) replacement cost and (2) net realizable value less an approximately normal profit margin. ASU 2015-11 defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." ASU No. 2015-11 is effective for fiscal periods beginning after December 15, 2016 and allows for early adoption. The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

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

During the first quarter of 2016, we early adopted ASU No. 2015-16, "Simplifying the Accounting for Measurement-period Adjustments", and ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). As a result of adopting ASU 2016-09, the Company utilized a modified retrospective transition method for the accounting related to the timing of recognizing excess tax benefits and  minimum statutory withholding requirements; a retrospective transaction method for the presentation of employee taxes paid on the statement of cash flow when the Company withholds shares to meet statutory withholding requirements; and a prospective transition method for recognizing excess tax benefits and deficiencies in the statement of operations and the presentation of excess tax benefits on the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact on our reported financial position or results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.  The standard would only impact the Company in the event of a goodwill impairment.  Accordingly, it does not expect the adoption to have a material effect on its Consolidated Financial Statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015
NOTE C – SEGMENT REPORTING

The Company views its business in three segments – the IT segment, the professional sales service segment, and the equipment segment.  The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp.  Operations in the IT segment began in the third quarter of 2014.  The professional sales service segment operates through the Vaso Diagnostics subsidiary and is currently engaged solely in the fulfillment of the Company's responsibilities under our agreement with GEHC.  The equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.

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

	(in thousands)
	Year ended December 31,
	2016	2015

Revenues from external customers
IT	$39,448	$21,149
Professional sales service	28,524	31,584
Equipment	4,617	4,349
Total revenues	$72,589	$57,082

Gross Profit
IT	$16,303	$8,613
Professional sales service	22,351	24,532
Equipment	2,848	2,222
Total gross profit	$41,502	$35,367

Operating income (loss)
IT	$(3,227)	$(1,930)
Professional sales service	7,217	10,024
Equipment	(1,064)	(2,444)
Corporate	(1,362)	(1,711)
Total operating income	$1,564	$3,939

Capital expenditures
IT	$1,567	$449
Professional sales service	238	242
Equipment	59	201
Corporate	2	1
Total cash capital expenditures	$1,866	$893

	December 31, 2016	December 31, 2015
Identifiable Assets
IT	$27,724	$25,278
Professional sales service	14,611	13,854
Equipment	7,446	8,735
Corporate	7,600	2,551
Total assets	$57,381	$50,418

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

In 2016, the Company revised its method for allocating certain corporate expenses to its reportable segments resulting in higher amounts allocated to the IT segment and lower amounts allocated to the professional sales service and equipment segments.  Consequently, the IT segment received $508,000 higher allocations for the year ended December 31, 2016 as compared to the corresponding period of the prior year.  The professional sales service segment received $323,000 lower allocations and the equipment segment received $185,000 lower allocations for the year ended December 31, 2016 as compared to the corresponding period of the prior year.

For the years ended December 31, 2016 and 2015, GEHC accounted for 39% and 55% of revenue, respectively.  Also, GEHC accounted for $7.9 million, or 62%, and $8.1 million, or 69%, of accounts and other receivables at December 31, 2016 and 2015, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	For the year ended
	December 31, 2016	December 31, 2015
Domestic (United States)	$70,075	$53,860
Non-domestic (foreign)	2,514	3,222
	$72,589	$57,082

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company's accounts and other receivables as of December 31, 2016 and 2015:

	(in thousands)
	December 31, 2016	December 31, 2015

Trade receivables	$16,470	$15,252
Due from employees	430	231
Allowance for doubtful accounts and
commission adjustments	(4,159)	(3,863)
Accounts and other receivables, net	$12,741	$11,620

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE E – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2016	December 31, 2015

Raw materials	$501	$497
Work in process	727	392
Finished goods	1,167	1,074
	$2,395	$1,963

At December 31, 2016 and 2015, the Company maintained reserves for slow moving inventories of $827,000 and $861,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2016	December 31, 2015
Office, laboratory and other equipment	$2,756	$1,586
Equipment furnished for customer
or clinical uses	4,981	3,992
Furniture and fixtures	119	286
	7,856	5,864
Less: accumulated depreciation	(3,835)	(2,976)
Property and equipment, net	$4,021	$2,888

Depreciation expense amounted to approximately $1,020,000 and $505,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

All goodwill at January 1, 2015 was attributable to the Equipment segment.  Goodwill of $14,375,000 generated by the acquisition of NetWolves in 2015 is attributable to the IT segment.  The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Carrying amount for the year ended
	December 31, 2016	December 31, 2015

Beginning of year	$17,484	$3,288
Foreign currency translation	(204)	(179)
Acquisition of Netwolves	-	14,375
End of year	$17,280	$17,484

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2016	December 31, 2015
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(1,768)	(926)
	4,063	4,905

Patents and Technology
Costs	2,363	2,423
Accumulated amortization	(1,061)	(806)
	1,302	1,617

Software
Costs	1,394	1,182
Accumulated amortization	(763)	(727)
	631	455

	$5,996	$6,977

The Company owns eleven US patents including eight utility and three design patents that expire at various times through 2023, and, through our Chinese subsidiaries, thirteen invention and utility patents in China expiring at various times through 2024.  The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $1,138,000 and $1,035,000 for the years ended December 31, 2016 and 2015, respectively.  Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2017	$1,125
2018	971
2019	849
2020	765
2021	439
Total	$4,149

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE H – OTHER ASSETS

Other assets consist of the following at December 31, 2016 and 2015:

	(in thousands)
	December 31, 2016	December 31, 2015

Deferred commission expense - noncurrent	$2,967	$2,083
Trade receivables - noncurrent	1,064	1,025
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2016 and $0 at December 31, 2015	970	1,207
	$5,001	$4,315

NOTE I – DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the year ended
	December 31, 2016	December 31, 2015

Deferred revenue at beginning of year	$18,516	$22,532
Additions:
Deferred extended service contracts	502	654
Deferred in-service and training	23	18
Deferred service arrangements	55	40
Deferred commission revenues	13,120	10,674
Recognized as revenue:
Deferred extended service contracts	(753)	(857)
Deferred in-service and training	(28)	(15)
Deferred service arrangements	(47)	(69)
Deferred commission revenues	(11,984)	(14,461)
Deferred revenue at end of year	19,404	18,516
Less: current portion	7,628	9,480
Long-term deferred revenue at end of year	$11,776	$9,036

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2016 and 2015:

	(in thousands)
	December 31, 2016	December 31, 2015

Accrued compensation	$1,133	$1,589
Accrued expenses - other	1,140	1,414
Other liabilities	3,002	1,508
	$5,275	$4,511

NOTE K – RELATED-PARTY TRANSACTIONS

One of the Company's directors, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC, which we acquired in May 2015.  Another of the Company's directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively of the membership interests of NetWolves LLC.  Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests.  The Company's board of directors negotiated the purchase price on an arm's length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Asset Purchase Agreement.

The Company obtained an opinion regarding the fairness of the purchase price for the NetWolves entities from a reputable, independent third-party investment banking firm.  Of the $18,000,000 purchase price paid for the acquisition, $14,200,000 was from the Company's cash on hand and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note to MedTech.  Of the $4,800,000 borrowed from MedTech at December 31, 2015, $2,200,000 was provided by six of our directors or members of their families and an additional $100,000 was provided by Joshua Markowitz prior to his joining the board of directors in June 2015.  The Medtech Notes bear interest at 9% per annum.  No additional amounts were borrowed from MedTech in 2016.

In January 2015, operations began under the VSK joint venture.  The Company accounts for its investment in VSK using the equity method.  On May 31, 2016, the Company, through its FGE subsidiary, borrowed $300,000 through the issuance of a promissory note to VSK.  The note was repaid in full in September 2016.  At December 31, 2016, the Company had contributed capital of $522,000 to VSK, and had an amount due to VSK of $378,000, net.  The Company's pro-rata share in VSK's loss from operations approximated $8,600 year ended December 31, 2016, and is included in interest and other income (expense), net in the accompanying consolidated statements of income and comprehensive income.  VSK earned approximately $394,000 for the year ended December 31, 2015.  Under the terms of the agreement, the Company accrues no interest in VSK's income in the years ending December 31, 2015, 2016 and 2017 until certain performance targets are achieved.  Such targets were not achieved in 2015 but were achieved in 2016.

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $340,000 and $304,000 were billed by the firm for the years ended December 31, 2016 and 2015, respectively, at which dates no amounts were outstanding.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China, through its wholly owned subsidiary Wuxi Gentone Instruments Co. Ltd. ("Gentone") for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  The Company issued the RMB6,250,000 note as part of the acquisition payment and, in May 2015, modified the note to change the interest rate from 5% to 9% per annum, effective August 28, 2015, and to extend the maturity date from August 26, 2015 to August 26, 2019.  In July 2016, the Company made partial principal payments aggregating RMB1,750,000 (approximately $266,000), plus accrued interest, on notes payable to the president of LET and the president of Biox.  Unsecured notes and accrued interest aggregating $663,000, and $993,000 was payable to the president of LET and the president of Biox at December 31, 2016 and 2015, respectively.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE L – DEBT AND LEASE OBLIGATIONS

Debt and lease obligations consist of the following:

	(in thousands)
	December 31, 2016	December 31, 2015

Line of credit	$3,780	$1,076
Unsecured term loan	144	154
Notes payable - DFS	198	452
Notes payable - MedTech (net of $79 and $111 in debt issue costs
at December 31, 2016 and December 31, 2015, respectively)	4,721	4,689
Notes payable - related parties	648	963
Capital lease obligations	337	-
Subtotal	9,828	7,334
Less: current portion	(4,245)	(1,485)
	$5,583	$5,849

Line of Credit

In July 2015, NetWolves' lending institution extended its $2.0 million line of credit and increased the maximum borrowings to $3.0 million.  In August 2016, NetWolves' lending institution again extended its $3.0 million line of credit and, in September 2016, increased the maximum borrowings to $4.0 million.  Advances under the line, which expires on August 26, 2017, bear interest at a rate of LIBOR plus 2.25% (aggregating 3.02% and 2.68% at December 31, 2016 and 2015, respectively) and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At December 31, 2016, the Company had drawn approximately $3.8 million against the line.

In August 2016, the Company executed an additional $2.0 million line of credit agreement with the same institution.  Advances under the line, which expires on August 23, 2017, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of December 31, 2016.  The line of credit agreement includes certain financial covenants.  At December 31, 2016, the Company was in compliance with such covenants.

Unsecured Term Loan

In November 2014, Biox entered into an unsecured term loan of Chinese Yuan RMB1,000,000 (approximately $163,000) with a Chinese bank.  The loan term was one year and bore interest at 6.72%, payable monthly.  In November 2015 and November 2016, Biox extended the loan for an additional year maturing on November 30, 2016 and November 30, 2017, respectively, with interest at 5.22% per year.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Capital lease obligations

In July 2016, the Company entered into two three-year lease agreements for network equipment installed at its Florida data center.  Assets under capital leases and related accumulated amortization is recorded under property and equipment in the accompanying consolidated balance sheets.  The future minimum lease payments as of December 31, 2016 are set forth in the following table:

(in thousands)
Years ending December 31,
2017	$148
2018	148
2019	86
382
Portion representing interest	(33)
Portion representing executory costs	(12)
Total capital lease obligations	$337

Total amounts payable by the Company under its various debt and capital lease obligations outstanding as of December 31, 2016 are:

	(in thousands)
Years ending December 31,	Debt	Capital leases	Total
2017	$4,122	$123	$4,245
2018	-	132	132
2019	5,448	82	5,530
Total	$9,570	$337	$9,907

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE M – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People's Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2016 and 2015, statutory reserves aggregating approximately $35,000 were recorded in the Company's consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

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

During the year ended December 31, 2016, options to purchase 200,000 shares of common stock under the 1999 Plan at an exercise price of $0.22 were retired.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

During the year ended December 31, 2016, options to purchase 100,000 shares of common stock under the 2004 Plan at an exercise price of $0.20 were retired.

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

No shares or options were granted under the 2010 Plan during the year ended December 31, 2016 and no shares were withheld for withholding taxes.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, 3,676,307 restricted shares of common stock were granted under the 2013 Plan to employees of the Company, vesting at various times through December 2020, 265,000 shares were forfeited, and 39,038 shares were withheld for withholding taxes.

No options were granted under the 2013 Plan during the year ended December 31, 2016.

2016 Stock Option and Stock Issuance Plan

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

Stock option activity under all the plans for the year ended December 31, 2016 is summarized as follows:

		Outstanding Options
	Shares Available for Future Issuance	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at December 31, 2015	-	900,000	$0.12 - $0.22	$0.15
Options granted	-	-
Options exercised	-	-
Options canceled under 1999 Plan	-	(200,000)		$0.22
Options canceled under 2004 Plan	-	(100,000)		$0.20
Balance at December 31, 2016	-	600,000	$0.12	$0.12

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price

$0.12	600,000	0.6	$0.12	600,000	$0.12

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

The aggregate intrinsic value of options outstanding and currently exercisable was $6,000 at December 31, 2016.  The following table summarizes non-vested restricted shares for the year ended December 31, 2016:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	3,504,215	2,827,500	$0.18
Authorized	7,500,000	-	$-
Granted	(7,276,307)	7,276,307	$0.15
Vested	-	(3,036,644)	$0.17
Forfeited	304,038	(304,038)	$0.17
Balance at December 31, 2016	4,031,946	6,763,125	$0.16

There were 67,943,396 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE O – BUSINESS COMBINATION

NetWolves Acquisition

On May 29, 2015, the Company entered into an agreement for, and completed its purchase of, all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, "NetWolves") for $18,000,000 (the "Purchase Price"). The purchase of NetWolves was accomplished pursuant to an Asset Purchase Agreement (the "Purchase Agreement").  As a result, the Company effectively purchased all rights, titles and ownership of all assets held by NetWolves.  The Purchase Price was paid using $14,200,000 in cash on hand and $3,800,000 raised through the issuance of the Note to MedTech (See Note L).  The Company believes there are significant operational synergies between NetWolves' capabilities and VasoHealthcare IT's requirements under its VAR contract with GEHC, as well as the opportunity to expand NetWolves' existing services to the healthcare IT market.

In accordance with Accounting Standards Codification 805, Business Combinations, the total purchase consideration is allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at May 29, 2015 (the acquisition date).  The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their estimated fair values as follows:

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

(in thousands, except per share data)
Year ended December 31, 2015
(unaudited)
Revenue	$70,234

Net income	4,007

Earnings per share - basic and diluted	$0.03

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE P - INCOME TAXES
The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2016	2015
Domestic	$1,121	$4,405
Foreign	(20)	(626)
Income before provision for income taxes	$1,101	$3,779

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2016	2015
Current provision (benefit)
Federal	$8	$92
State	47	208
Foreign	-	(10)
Total current provision	55	290

Deferred provision
Federal	169	(284)
State	57	(50)
Foreign	-	-
Total deferred provision	226	(334)

Total (benefit) provision for income taxes	$281	$(44)

Effective income tax rate	25.52%	-1.16%

Income tax expense for the year ended December 31, 2016 was $281,000 due primarily to $226,000 in tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition and $55,000 in federal and state income taxes. Income tax benefit for the year ended December 31, 2015 was $44,000 consisting mainly of a $560,000 reduction in the valuation allowance for deferred tax assets, partially offset by $226,000 higher tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition, as well as $208,000 in state income taxes, $92,000 in federal alternative minimum taxes, and $10,000 benefit for foreign taxes.  During the year ended December 31, 2015, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $560,000 of tax benefits related to net operating loss carryforwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended  December 31, 2015 in accordance with ASC 740.  In addition, the Company expects to provide a valuation  allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	(in thousaands)
	For the year ended
	December 31, 2016	December 31, 2015
	%	%
Federal statutory rate	34.00	34.00
State income taxes	4.94	8.99
Change in valuation allowance
relating to operations	(22.34)	(8.84)
Utilizations of net operating loss carryforward	-	(42.40)
Foreign taxes	-	(0.28)
Alternative minimum tax	-	2.37
Nondeductible expenses	8.92	5.00
	25.52	(1.16)

The effective tax rate increased mainly due to the effects of adjusting the deferred tax asset valuation allowance for the year ended December 31, 2015 to reflect a change in estimate of future taxable income.

As of December 31, 2016, the recorded deferred tax assets were $17,360,000, reflecting an increase of $331,000 during the year ended December 31, 2016, which was offset by a valuation allowance of $15,695,000, reflecting a decrease of $475,000.

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforwards	$14,106	$14,076
Amortization	282	138
Stock-based compensation	73	59
Allowance for doubtful accounts	76	53
Reserve for obsolete inventory	351	364
Tax credits	557	549
Expense accruals	392	442
Deferred revenue	1,523	1,348
Total gross deferred taxes	17,360	17,029
Valuation allowance	(15,695)	(16,170)
Net deferred tax assets	1,665	859

Deferred Tax Liabilities:
Deferred commissions	(337)	(299)
Goodwill	(607)	(226)
Differences in timing of revenue recognition	(112)	(112)
Depreciation	(613)	-
Total deferred tax liabilities	(1,669)	(637)

Total deferred tax assets (liabilities)	(4)	222

Recorded as:
Non-current deferred tax assets (in other assets)	108	334
Non-current deferred tax liabilities	(112)	(112)
Total deferred tax assets (liabilities)	$(4)	$222

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

The activity in the valuation allowance is set forth below:

	(in thousands)
	2016	2015
Valuation allowance, January 1,	$16,170	$18,544
Partial release of allowance	-	(560)
Change in valuation allowance	(475)	(1,814)
Valuation allowance, December 31,	$15,695	$16,170

At December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35 million expiring at various dates from 2020 through 2033.  No net operating loss carryforwards expired in the years ended December 31, 2016 and 2015.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through June 30, 2015.  In December 2014, the Company concluded an additional amendment, effective January 1, 2015, extending the term through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause with certain conditions.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

Facility Leases

In September 2015, the Company relocated its offices from Westbury to a facility in Plainview, New York, under a seven-year agreement expiring in September 2022.  The Company also leases offices in New York City under a five-year agreement expiring May 2017.  NetWolves houses its operations in leased facilities in Tampa, Florida, under an agreement expiring in May 2017.  VHC-IT leases a facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2017.  The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in both Tampa and Nashville.  FGE leases facilities in Wuxi, China, pursuant to leases expiring in August 2017, September 2017, and December 2020; and a facility in Foshan, China, pursuant to a lease that expired in April 2016, but is currently on a month to month basis with a six month notice requirement.  Such leases are renewable upon expiration.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Future rental payments under these operating leases aggregate approximately as follows:

	(in thousands)
For the years ended December 31,	Vehicles	Facilities	Equipment	Total
2017	$311	$163	$42	$516
2018	185	119	18	322
2019	69	121	-	190
2020	-	124	-	124
2021	-	76	-	76
Thereafter	-	55		55
Total	$565	$658	$60	$1,283

Rental expense for all operating leases totaled approximately $880,000 and $713,000 for the years ended December 31, 2016 and 2015, respectively.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Licensing and Support Service Agreement

In 2010, NetWolves executed a licensing and support service agreement for the upgrade of its billing system.  The agreement initially was set to expire in December 2014; however, it was extended for a period of two years in June 2013 with an automatic one-year renewal thereafter, and accordingly now expires in December 2017. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $381,000 in 2016.

Letters of Credit

At December 31, 2016 we are contingently liable under two standby letters of credit approximating $270,500 in total.  The letters of credit are being maintained as security for debt service payments to two vendors.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2016 and 2015, the Company had and continues to have operations in China. Operating transactions in China are denominated in RMB, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

NOTE R - 401(k) PLANS
The Company maintained two defined contribution plans during 2016 to provide retirement benefits for its employees - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC 401(k) Plan adopted in January 2015. As allowed under Section 401(k) of the Internal Revenue Code, the plans provide tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan and after six months employment under the NetWolves Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan, or up to the maximum allowed by law under the NetWolves Plan. In the years ended December 31, 2016 and 2015 the Company made discretionary contributions of approximately $67,000 and $95,000, respectively, to match a percentage of employee contributions.  The Company terminated the NetWolves Plan in December 2016 and made its participants eligible to enroll in the Vasomedical Plan in January 2017.

NOTE S – SUBSEQUENT EVENT
In March 2017, the Company granted 975,000 shares of restricted common stock, vesting April 2017, to officers and key employees under the 2016 Stock Plan.