Form 10-Q
period 2017-03-31
VASO Corp
filed 2017-05-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 9, 2017 – 164,645,113

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,713	$7,087
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,223 at March 31,
2017 and $4,159 at December 31, 2016	9,351	12,741
Receivables due from related parties	19	18
Inventories, net	2,508	2,395
Deferred commission expense	2,377	1,917
Prepaid expenses and other current assets	947	925
Total current assets	21,915	25,083

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$4,125 at March 31, 2017 and $3,835 at December 31, 2016	4,429	4,021
GOODWILL	17,302	17,280
INTANGIBLES, net	5,843	5,996
OTHER ASSETS, net	4,500	5,001
	$53,989	$57,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,182	$5,219
Accrued commissions	1,540	2,139
Accrued expenses and other liabilities	5,616	5,275
Sales tax payable	679	718
Income taxes payable	22	30
Deferred revenue - current portion	9,603	7,628
Notes payable and capital lease obligations - current portion	3,992	4,245
Due to related party	284	396
Total current liabilities	25,918	25,650

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,911	4,935
Notes payable - related parties	653	648
Deferred revenue	10,182	11,776
Deferred tax liability	112	112
Other long-term liabilities	1,182	1,349
Total long-term liabilities	17,040	18,820

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
173,811,533 shares issued at March 31, 2017
and December 31, 2016; 163,503,446 shares outstanding
at March 31, 2017 and December 31, 2016	174	174
Additional paid-in capital	63,075	62,856
Accumulated deficit	(49,921)	(47,790)
Accumulated other comprehensive loss	(297)	(329)
Treasury stock, at cost, 10,308,087 shares at March 31, 2017 and December 31, 2016	(2,000)	(2,000)
Total stockholders' equity	11,031	12,911
	$53,989	$57,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
Revenues
Managed IT systems and services	$9,800	$9,727
Professional sales services	5,871	6,846
Equipment sales and services	703	969
Total revenues	16,374	17,542

Cost of revenues
Cost of managed IT systems and services	5,778	5,721
Cost of professional sales services	1,262	1,411
Cost of equipment sales and services	264	398
Total cost of revenues	7,304	7,530
Gross profit	9,070	10,012

Operating expenses
Selling, general and administrative	10,690	9,706
Research and development	221	147
Total operating expenses	10,911	9,853
Operating (loss) income	(1,841)	159

Other income (expense)
Interest and financing costs	(169)	(157)
Interest and other income (expense), net	(12)	(4)
Total other expense, net	(181)	(161)

Loss before income taxes	(2,022)	(2)
Income tax expense	(109)	(102)
Net loss	(2,131)	(104)

Other comprehensive income
Foreign currency translation gain	32	38
Comprehensive loss	$(2,099)	$(66)

Loss per common share
- basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	160,515	157,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,949	4	-	-	424	-	-	428
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(7)	-	-	(7)
Foreign currency translation loss	-	-	-	-	-	-	(249)	(249)
Net income	-	-	-	-	-	820	-	820
Balance at December 31, 2016	173,812	174	(10,308)	(2,000)	62,856	(47,790)	(329)	12,911
Share-based compensation	-	-	-	-	219	-	-	219
Foreign currency translation gain	-	-	-	-	-	-	32	32
Net loss	-	-	-	-	-	(2,131)	-	(2,131)
Balance at March 31, 2017 (unaudited)	173,812	$174	(10,308)	$(2,000)	$63,075	$(49,921)	$(297)	$11,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,131)	$(104)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	574	515
Deferred income taxes	96	93
Loss from interest in joint venture	45	73
Provision for doubtful accounts and commission adjustments	31	25
Amortization of debt issue costs	8	8
Share-based compensation	219	33
Provision for allowance for loss on loan receivable	-	412
Changes in operating assets and liabilities:
Accounts and other receivables	3,361	2,979
Receivables due from related parties	(114)	93
Inventories, net	(108)	(429)
Deferred commission expense	(460)	104
Prepaid expenses and other current assets	(22)	12
Other assets, net	379	217
Accounts payable	(1,039)	189
Accrued commissions	(606)	(725)
Accrued expenses and other liabilities	343	(760)
Sales tax payable	(39)	(12)
Income taxes payable	(8)	(203)
Deferred revenue	382	(613)
Other long-term liabilities	(167)	(24)
Net cash provided by operating activities	744	1,883

Cash flows from investing activities
Purchases of equipment and software	(839)	(329)
Redemption of short-term investments	-	38
Investment in VSK	-	(100)
Net cash used in investing activities	(839)	(391)

Cash flows from financing activities
Net (repayments) borrowings on revolving line of credit	(189)	1,019
Repayment of notes payable and capital lease obligations	(97)	(14)
Net cash (used in) provided by financing activities	(286)	1,005
Effect of exchange rate differences on cash and cash equivalents	7	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(374)	2,507
Cash and cash equivalents - beginning of period	7,087	2,160
Cash and cash equivalents - end of period	$6,713	$4,667

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$160	$162
Income taxes paid	$4	$203

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$1	$142

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement ("GEHC Agreement") with GEHC, which is the healthcare business division of the General Electric Company, to further the sale of certain healthcare capital equipment in the health provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

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

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 30, 2017.

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

Significant Accounting Policies and Recent Accounting Pronouncements

During the first quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory". Inventory under ASU 2015-11 is to be measured at the "lower of cost and net realizable value" which would eliminate the other two options that currently exist for "market": (1) replacement cost and (2) net realizable value less an approximately normal profit margin. ASU 2015-11 defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The  adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard allows for either full retrospective or modified retrospective adoption. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), on narrow-scope improvements and practical expedients (ASU 2016-12), and on the revenue recognition criteria and other technical corrections (ASU 2016-20).  The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of March 31, 2017	As of December 31, 2016
	(unaudited)
Cash and cash equivalents	$57	$13
Total assets	$1,362	$1,451
Total liabilities	$1,072	$1,133

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Total net revenue	$300	$348

Net loss	$(42)	$(2)

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues from external customers
IT	$9,800	$9,727
Professional sales service	5,871	6,846
Equipment	703	969
Total revenues	$16,374	$17,542

Gross Profit
IT	$4,022	$4,006
Professional sales service	4,609	5,435
Equipment	439	571
Total gross profit	$9,070	$10,012

Operating (loss) income
IT	$(918)	$(742)
Professional sales service	(85)	1,989
Equipment	(405)	(700)
Corporate	(433)	(388)
Total operating (loss) income	$(1,841)	$159

Capital expenditures
IT	$757	$260
Professional sales service	77	42
Equipment	5	27
Corporate	-	-
Total cash capital expenditures	$839	$329

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Identifiable Assets
IT	$27,348	$27,724
Professional sales service	12,205	14,611
Equipment	7,205	7,446
Corporate	7,231	7,600
Total assets	$53,989	$57,381

In the fourth quarter of 2016, the Company revised its method for allocating certain corporate expenses to its reportable segments resulting in lower amounts allocated to the IT segment and higher amounts allocated to the professional sales service and equipment segments.  Consequently, due primarily to the change in allocation method, as well as to a $15,000 decrease in total corporate costs allocated, the IT segment received $139,000 lower allocations, and the professional sales service segment and equipment segment received $121,000 and $3,000 higher allocations, respectively, for the three months ended March 31, 2017 as compared to the corresponding period of the prior year.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 36% and 39% of revenue for the three months ended March 31, 2017 and 2016, respectively.  GE Healthcare also accounted for $5.7 million or 60%, and $7.9 million or 62%, of accounts and other receivables at March 31, 2017 and December 31, 2016, respectively.

NOTE D – LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, because the effect of their inclusion would be anti-dilutive.
	(in thousands)
	As of
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Stock options	600	800
Restricted common stock grants	7,534	2,703
	8,134	3,503

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of March 31, 2017 and December 31, 2016:

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Trade receivables	$13,114	$16,470
Due from employees	460	430
Allowance for doubtful accounts and
commission adjustments	(4,223)	(4,159)
Accounts and other receivables, net	$9,351	$12,741

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$502	$501
Work in process	776	727
Finished goods	1,230	1,167
	$2,508	$2,395

At March 31, 2017 and December 31, 2016, the Company maintained reserves for slow moving inventories of $820,000 and $827,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,302,000 and $17,280,000 was recorded on the Company's condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $2,927,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2016	$17,280
Foreign currency translation	22
Balance at March 31, 2017 (unaudited)	$17,302

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(1,951)	(1,768)
	3,880	4,063

Patents and Technology
Costs	2,354	2,363
Accumulated amortization	(1,125)	(1,061)
	1,229	1,302

Software
Costs	1,536	1,394
Accumulated amortization	(802)	(763)
	734	631

	$5,843	$5,996

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

Amortization expense amounted to $286,000 and $280,000 for the three months ended March 31, 2017 and 2016, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2017	$854
2018	986
2019	866
2020	782
2021	710

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2017 and December 31, 2016:

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Deferred commission expense - noncurrent	$2,580	$2,967
Trade receivables - noncurrent	1,003	1,064
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2017 and December 31, 2016	917	970
	$4,500	$5,001

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2017 and December 31, 2016:

	(in thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$615	$1,133
Accrued expenses - other	1,278	1,140
Other liabilities	3,723	3,002
	$5,616	$5,275

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$19,404	$18,516
Additions:
Deferred extended service contracts	187	213
Deferred in-service and training	-	3
Deferred service arrangements	-	10
Deferred commission revenues	2,887	2,298
Recognized as revenue:
Deferred extended service contracts	(177)	(199)
Deferred in-service and training	(3)	(5)
Deferred service arrangements	(12)	(9)
Deferred commission revenues	(2,501)	(2,924)
Deferred revenue at end of period	19,785	17,903
Less: current portion	9,603	9,186
Long-term deferred revenue at end of period	$10,182	$8,717

NOTE K – LINE OF CREDIT

In August 2016, the Company executed a $2.0 million line of credit agreement with a lending institution.  Advances under the line, which expires on August 23, 2017, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of March 31, 2017.  The line of credit agreement includes certain financial covenants.  At March 31, 2017, the Company was not in compliance with one of the covenants, and has received a waiver of the non-compliance from the lending institution for the period through the expiration date.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – EQUITY

In March 2017, the Company granted 975,000 shares of restricted common stock to officers and key employees under the 2016 Stock Plan.  The shares vested in April 2017.

NOTE M – RELATED-PARTY TRANSACTIONS

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC ("MedTech") pursuant to which it issued MedTech a secured subordinated promissory note ("Note") for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, of which $250,000 was provided by a director and a director's relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.  The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 were billed by the firm for the three month periods ended March 31, 2017 and 2016, at which dates no amounts were outstanding.

At March 31, 2017, the Company had contributed $522,000 to the VSK joint venture, and $267,000, net, was due to VSK.  The Company's pro-rata share in VSK's loss from operations approximated $45,000 and $73,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in interest and other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE N – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently, and has been in the past, a party to various legal proceedings, primarily employee related matters, incident to its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Sales representation agreement

In June 2012, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through June 30, 2015.  In December 2014, the Company concluded an additional amendment, effective January 1, 2015, extending the term through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on six months written notice.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network.

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

Vaso Corporation and Subsidiaries
Certain of our accounting policies are deemed "critical", as they are both most important to the financial statement presentation and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017.

Results of Operations – For the Three Months Ended March 31, 2017 and 2016

Revenues

Total revenue for the three months ended March 31, 2017 and 2016 was $16,374,000 and $17,542,000, respectively, representing a decrease of $1,168,000, or 7% year-over-year.  On a segment basis, revenue in the IT segment increased $73,000, while revenue in the professional sales service and equipment segments decreased $975,000 and $266,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2017 was $9,800,000 compared to $9,727,000 for the three months ended March 31, 2016, an increase of $73,000, of which $355,000 resulted from growth in the operations of NetWolves, partially offset by a $282,000 decrease in the healthcare IT VAR business, due to fewer installations in the first quarter of 2017.  Our monthly recurring revenue in our managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers.  The backlog of orders in our IT VAR operations was $8.3 million at March 31, 2017 compared to a backlog of $3.5 million at March 31, 2016.  We anticipate that as we continue to develop the IT VAR operations and become fully enabled in all phases of the sales and service delivery process, the backlog will go to revenue in more timely fashion and profitability will be significantly improved in this segment.

Commission revenues in the professional sales services segment were $5,871,000 in the first quarter of 2017, a decrease of 14%, as compared to $6,846,000 in the first quarter of 2016.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The first quarter of each year is typically lower in deliveries than in later quarters of the year, with the fourth quarter of each year typically the strongest, therefore we expect that deliveries and revenue will improve significantly through the remainder of 2017.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2017, $18,891,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,813,000 was long-term.  At March 31, 2016, $16,744,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $8,206,000 was long-term.

Revenue in the equipment segment decreased by $266,000, or 27%, to $703,000 for the three-month period ended March 31, 2017 from $969,000 for the same period of the prior year.  The decrease was principally due to a decrease in EECP® revenues as a result of lower sales volume.

Gross Profit

Gross profit for the three months ended March 31, 2017 and 2016 was $9,070,000, or 55% of revenue, and $10,012,000, or 57% of revenue, respectively, representing a decrease of $942,000, or 9% year-over-year.  On a segment basis, gross profit in the IT segment increased $16,000, while gross profit in the professional sales services segment and equipment segment decreased $826,000 and $132,000, respectively.

IT segment gross profit for the three months ended March 31, 2017 was $4,022,000, or 41% of the segment revenue, compared to $4,006,000, or 41% of the segment revenue for the three months ended March 31, 2016, with the increase primarily resulting from higher sales at NetWolves.

Professional sales services segment gross profit was $4,609,000, or 79% of segment revenue, for the three months ended March 31, 2017 as compared to $5,435,000, or 79% of the segment revenue, for the three months ended March 31, 2016, reflecting a decrease of $826,000, or 15%.  The decrease in absolute dollars was due to lower volume of GEHC equipment delivered during the first quarter of 2017 than in the same period last year, as well as lower commission expense in the first quarter of 2017 compared to the same period of 2016.

Cost of commissions of $1,262,000 and $1,411,000, for the three months ended March 31, 2017 and 2016, respectively, reflected commission expense associated with recognized commission revenues.  The decrease was due primarily to lower delivery volume.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vaso Corporation and Subsidiaries
Equipment segment gross profit decreased to $439,000, or 62% of segment revenues, for the first quarter of 2017 compared to $571,000, or 59% of segment revenues, for the same quarter of 2016.  Gross profit decreased due to lower sales volume and gross profit margin increased due mainly to a proportionately larger volume of higher margin products in the sales mix in 2017, compared to the first quarter 2016.

Operating Income (Loss)

Operating income (loss) for the three months ended March 31, 2017 and 2016 was $(1,841,000) and $159,000, respectively, representing a decrease of $2,000,000, primarily due to higher operating costs and lower gross profit.  On a segment basis, operating income in the equipment segment increased $295,000, while operating income in the professional sales service segment and IT segment decreased $2,074,000 and $176,000, respectively, and an increase of $45,000 in corporate expenses

Operating loss in the IT segment increased in the three-month period ended March 31, 2017 as compared to the same period of 2016 due to higher research and development costs, partially offset by higher gross profit.  The professional sales service segment had a loss in the three-month period ended March 31, 2017 as compared operating income in the same period of 2016 due to lower gross profit combined with higher selling, general, and administrative ("SG&A") costs.  Operating loss in the equipment segment decreased in the three-month period ended March 31, 2017 as compared to the same period of 2016 due to lower SG&A costs, partially offset by lower gross profit.

SG&A costs for the three months ended March 31, 2017 and 2016 were $10,690,000 and $9,706,000, respectively, representing an increase of $984,000, or 10% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $389,000 due to a provision for loan loss made in the first quarter of 2016, while SG&A costs in the professional sales service segment increased $1,247,000 due to increased headcount and other personnel-related costs. SG&A costs in the IT segment increased by $78,000 to $4,827,000 in the first quarter of 2017 from $4,749,000 in the same quarter of the prior year due to increased personnel costs in the IT VAR business.  Corporate costs not allocated to segments increased by $45,000 from $388,000 for the three months ended March 31, 2016 to $433,000 for the three months ended March 31, 2017, due primarily to higher accounting and director fees.

Research and development ("R&D") expenses were $221,000, or 1% of revenues, for the first quarter of 2017, an increase of $74,000, or 50%, from $147,000, or 1% of revenues, for the first quarter of 2016. The increase is primarily attributable to higher product development expenses in the IT segment.

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

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for operating income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Vaso Corporation and Subsidiaries
A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Net loss	$(2,131)	$(104)
Interest expense (income), net	165	155
Income tax expense	109	102
Depreciation and amortization	582	523
Share-based compensation	219	33
Adjusted EBITDA	$(1,056)	$709

Adjusted EBITDA decreased by $1,765,000, to $(1,056,000) in the quarter ended March 31, 2017 from $709,000 in the quarter ended March 31, 2016.  The decrease was primarily attributable to the lower net income, partially offset by higher fixed asset depreciation in the IT segment and higher share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2017 was $(181,000) as compared to $(161,000) for the corresponding period of 2016. The increase was due primarily to higher interest expense and lower other income in 2017, partially offset by lower pro-rata share of a quarterly loss at VSK.

Income Tax Expense

For the three months ended March 31, 2017, we recorded income tax expense of $109,000 as compared to income tax expense of $102,000 for the corresponding period of 2016.  The increase arose mainly from higher state taxes.

Net Loss

Net loss for the three months ended March 31, 2017 and 2016 was $2,131,000 and $104,000, respectively, representing an increase of $2,027,000.  Our net loss per share was $0.01 in the three month period ended March 31, 2017, and $0.00 per share in the three month period ended March 31, 2016.  The principal cause of the decrease in net income is the decrease in revenue in the professional sales service segment combined with the increase in SG&A costs.  As discussed earlier, as revenues in the professional sales service segment increase through the balance of the year and the IT segment continues to grow we expect that the Company will again be profitable for the year.

Vaso Corporation and Subsidiaries
Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2017, we had cash and cash equivalents of $6,713,000 and negative working capital of $4,003,000 compared to cash and cash equivalents of $7,087,000 and negative working capital of $567,000 at December 31, 2016.  $7,226,000 in negative working capital at March 31, 2017 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $744,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,158,000 and cash provided by operating assets and liabilities of $1,902,000, during the three months ended March 31, 2017, compared to cash provided by operating activities of $1,883,000 for the same period in 2016. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $3,361,000, partially offset by decreases in accounts payable of $1,039,000 and accrued commissions of $606,000.

Cash used in investing activities during the three-month period ended March 31, 2017 was $839,000 for the purchase of equipment and software.

Cash used in financing activities during the three-month period ended March 31, 2017 was $286,000 as a result of $189,000 in net repayments on our line of credit and $97,000 in payments of notes and capital leases issued for equipment purchases.

Liquidity

The Company expects to be profitable for the year ending December 31, 2017 and expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and positive cash flows generated primarily through its operations under the GEHC Agreement.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

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

Date:  May 15, 2017