Form 10-Q
period 2017-06-30
VASO Corp
filed 2017-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2017 – 164,949,467

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Vaso Corporation and Subsidiaries

    CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,517	$7,087
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,370 at June 30,
2017 and $4,159 at December 31, 2016	8,816	12,741
Receivables due from related parties	19	18
Inventories, net	2,807	2,395
Deferred commission expense	2,546	1,917
Prepaid expenses and other current assets	962	925
Total current assets	21,667	25,083

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$4,418 at June 30, 2017 and $3,835 at December 31, 2016	4,491	4,021
GOODWILL	17,351	17,280
INTANGIBLES, net	5,685	5,996
OTHER ASSETS, net	4,155	5,001
	$53,349	$57,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,636	$5,219
Accrued commissions	1,340	2,139
Accrued expenses and other liabilities	4,782	5,275
Sales tax payable	714	718
Income taxes payable	44	30
Deferred revenue - current portion	11,062	7,628
Notes payable and capital lease obligations - current portion	3,689	4,245
Notes payable - related parties - current portion	166	-
Due to related party	287	396
Total current liabilities	26,720	25,650

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,881	4,935
Notes payable - related parties	498	648
Deferred revenue	9,630	11,776
Deferred tax liability	196	112
Other long-term liabilities	1,225	1,349
Total long-term liabilities	16,430	18,820

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
175,257,554 and 173,811,533 shares issued at June 30, 2017 and
December 31, 2016, respectively; 164,949,467 and 163,503,446 shares
outstanding at June 30, 2017 and December 31, 2016, respectively	175	174
Additional paid-in capital	63,170	62,856
Accumulated deficit	(50,908)	(47,790)
Accumulated other comprehensive loss	(238)	(329)
Treasury stock, at cost, 10,308,087 shares at June 30, 2017 and December 31, 2016	(2,000)	(2,000)
Total stockholders' equity	10,199	12,911
	$53,349	$57,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Managed IT systems and services	10,811	10,124	$20,611	$19,851
Professional sales services	6,005	6,860	11,876	13,706
Equipment sales and services	1,037	1,230	1,740	2,199
Total revenues	17,853	18,214	34,227	35,756

Cost of revenues
Cost of managed IT systems and services	6,437	6,165	12,215	11,886
Cost of professional sales services	1,298	1,582	2,560	2,993
Cost of equipment sales and services	320	354	584	752
Total cost of revenues	8,055	8,101	15,359	15,631
Gross profit	9,798	10,113	18,868	20,125

Operating expenses
Selling, general and administrative	10,247	9,744	20,937	19,450
Research and development	260	105	481	252
Total operating expenses	10,507	9,849	21,418	19,702
Operating (loss) income	(709)	264	(2,550)	423

Other income (expense)
Interest and financing costs	(171)	(156)	(340)	(313)
Interest and other income (expense), net	4	54	(8)	50
Total other expense, net	(167)	(102)	(348)	(263)

(Loss) income before income taxes	(876)	162	(2,898)	160
Income tax (expense) benefit	(111)	51	(220)	(51)
Net (loss) income	(987)	213	(3,118)	109

Other comprehensive (loss) income
Foreign currency translation gain (loss)	59	(130)	91	(92)
Comprehensive (loss) income	$(928)	$83	$(3,027)	$17

(Loss) income per common share
- basic and diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average common shares outstanding
- basic	161,600	158,513	161,060	157,952
- diluted	161,600	158,704	161,060	158,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,949	4	-	-	424	-	-	428
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(7)	-	-	(7)
Foreign currency translation loss	-	-	-	-	-	-	(249)	(249)
Net income	-	-	-	-	-	820	-	820
Balance at December 31, 2016	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,446	1	-	-	316	-	-	317
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation gain	-	-	-	-	-	-	91	91
Net loss	-	-	-	-	-	(3,118)	-	(3,118)
Balance at June 30, 2017 (unaudited)	175,258	$175	(10,308)	$(2,000)	$63,170	$(50,908)	$(238)	$10,199
								.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(3,118)	$109
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	1,170	1,043
Deferred income taxes	192	41
Loss from interest in joint venture	59	77
Provision for doubtful accounts and commission adjustments	65	75
Amortization of debt issue costs	16	16
Share-based compensation	317	67
Provision for allowance for loss on loan receivable	-	412
Changes in operating assets and liabilities:
Accounts and other receivables	3,865	2,596
Receivables due from related parties	(116)	108
Inventories, net	(395)	132
Deferred commission expense	(629)	90
Prepaid expenses and other current assets	(36)	-
Other assets, net	621	377
Accounts payable	(586)	194
Accrued commissions	(814)	(481)
Accrued expenses and other liabilities	(492)	(198)
Sales tax payable	(5)	48
Income taxes payable	13	(202)
Deferred revenue	1,288	(734)
Deferred tax liability	84	-
Other long-term liabilities	(124)	(22)
Net cash provided by operating activities	1,375	3,748

Cash flows from investing activities
Purchases of equipment and software	(1,323)	(907)
Redemption of short-term investments	-	38
Investment in VSK	-	(422)
Net cash used in investing activities	(1,323)	(1,291)

Cash flows from financing activities
Net (repayments) borrowings on revolving line of credit	(426)	994
Debt issuance costs	-	(130)
Payroll taxes paid by withholding shares	(2)	(6)
Repayment of notes payable and capital lease obligations	(202)	(89)
Proceeds from note payable - related party	-	300
Payments on notes payable - related parties	-	(72)
Net cash (used in) provided by financing activities	(630)	997
Effect of exchange rate differences on cash and cash equivalents	8	8

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(570)	3,462
Cash and cash equivalents - beginning of period	7,087	2,160
Cash and cash equivalents - end of period	$6,517	$5,622

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$319	$436
Income taxes paid	$30	$310

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$1	$144
Liability settled through issuance of common stock	$-	$178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vaso Corporation was incorporated in Delaware in July 1987.  Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vaso" or "management" refer to Vaso Corporation and its subsidiaries.  The Company changed its name from Vasomedical, Inc. to Vaso Corporation in November 2016 at its annual shareholders meeting.  The name was changed because the Company in the several years prior to the name change had substantially diversified its business and the original name, Vasomedical, Inc., no longer portrayed the nature of its overall business.  In addition, the Company retained the name of VasoMedical, Inc. and now uses it exclusively for its proprietary medical device business, as the name originally represented.

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare ("GEHC") into the healthcare provider middle market; and

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement ("GEHC Agreement") with GEHC, which is the healthcare business division of the General Electric Company, to further the sale of certain healthcare capital equipment in the healthcare provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offerings consist of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements.
•	GEHC and third party financial services.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
VasoMedical

VasoMedical is the Company's business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units.  These devices are primarily for cardiovascular monitoring, diagnostic and therapeutic systems.  Its current offerings consist of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS® series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy system for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost-effectively create and market its proprietary technology. It works with a global distribution network of channel partners, as well as a global joint venture arrangement, to sell its products.  It also provides engineering and OEM services to other medical device companies.

NOTE B - BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 30, 2017.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard allows for either full retrospective or modified retrospective adoption. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), on narrow-scope improvements and practical expedients (ASU 2016-12), and on the revenue recognition criteria and other technical corrections (ASU 2016-20).  The Company plans to adopt the ASU using the modified retrospective method.  Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings.  Prior periods will not be retrospectively adjusted.  We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of ASC 606 are certain sales commissions paid to associates. Under current U.S. GAAP, we recognize sales commissions as incurred.  Under the new guidance, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations. Our analysis and evaluation of the new standard will continue through the effective date on January 1, 2018.  A significant amount of work remains due to the complexity of revenue recognition within our industry, the increased number of judgments and estimates required by this new guidance, and the volume of our contract portfolio which must be examined. We must quantify all impacts of this new guidance, including the topics discussed above, which may be material to our consolidated financial statements and related disclosures. We must also implement any necessary changes/modifications to processes, accounting systems, and internal controls.

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of June 30, 2017	As of December 31, 2016
	(unaudited)
Cash and cash equivalents	$82	$13
Total assets	$1,310	$1,451
Total liabilities	$1,503	$1,133

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$420	$566	$731	$914

Net (loss) income	$(501)	$162	$(536)	$160

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three reportable segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,811	$10,124	$20,611	$19,851
Professional sales service	6,005	6,860	11,876	13,706
Equipment	1,037	1,230	1,740	2,199
Total revenues	$17,853	$18,214	$34,227	$35,756

Gross Profit
IT	$4,374	$3,959	$8,396	$7,965
Professional sales service	4,707	5,278	9,316	10,713
Equipment	717	876	1,156	1,447
Total gross profit	$9,798	$10,113	$18,868	$20,125

Operating (loss) income
IT	$(712)	$(853)	$(1,630)	$(1,596)
Professional sales service	403	1,422	318	3,410
Equipment	(127)	(13)	(532)	(711)
Corporate	(273)	(292)	(706)	(680)
Total operating (loss) income	$(709)	$264	$(2,550)	$423

Capital expenditures
IT	$432	$481	$1,188	$741
Professional sales service	36	69	114	111
Equipment	16	28	21	55
Corporate	-	-	-	-
Total cash capital expenditures	$484	$578	$1,323	$907

	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Identifiable Assets
IT	$27,868	$27,724
Professional sales service	11,365	14,611
Equipment	7,629	7,446
Corporate	6,487	7,600
Total assets	$53,349	$57,381

In the fourth quarter of 2016, the Company revised its method for allocating certain corporate expenses to its reportable segments resulting in lower amounts allocated to the IT segment and higher amounts allocated to the professional sales service and equipment segments.  Consequently, due primarily to the change in allocation method, as well as to a $33,000 increase in total corporate costs allocated, the IT segment received $115,000 lower allocations, and the professional sales service segment and equipment segment received $140,000 and $8,000 higher allocations, respectively, for the three months ended June 30, 2017 as compared to the corresponding period of the prior year.  Similarly, for the six months ended June 30, 2017, total corporate costs allocated increased $17,000, the IT segment received $254,000 lower allocations, and the professional sales service segment and equipment segment received $260,000 and $11,000 higher allocations, respectively, as compared to the corresponding period of the prior year.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 34% and 38% of revenue for the three months ended June 30, 2017 and 2016, respectively, and 35% and 38% of revenue for the six months ended June 30, 2017 and 2016, respectively.  GE Healthcare also accounted for $5.3 million or 60%, and $7.9 million or 62%, of accounts and other receivables at June 30, 2017 and December 31, 2016, respectively.

NOTE D – (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is computed as (loss) earnings applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted (loss) earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Diluted (loss) earnings per common share were computed based on the weighted average shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	161,600	158,513	161,060	157,952
Dilutive effect of options and unvested restricted shares	-	191	-	421
Diluted weighted average shares outstanding	161,600	158,704	161,060	158,373

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	600	-	600	-
Restricted common stock grants	5,792	2,246	5,792	500
	6,392	2,246	6,392	500

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of June 30, 2017 and December 31, 2016:

	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Trade receivables	$13,092	$16,470
Due from employees	94	430
Allowance for doubtful accounts and
commission adjustments	(4,370)	(4,159)
Accounts and other receivables, net	$8,816	$12,741

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$549	$501
Work in process	907	727
Finished goods	1,351	1,167
	$2,807	$2,395

At June 30, 2017 and December 31, 2016, the Company maintained reserves for slow moving inventories of $823,000 and $827,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,351,000 and $17,280,000 was recorded on the Company's condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $2,976,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2016	$17,280
Foreign currency translation	71
Balance at June 30, 2017 (unaudited)	$17,351

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,134)	(1,768)
	3,697	4,063

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,183)	(1,061)
	1,180	1,302

Software
Costs	1,673	1,394
Accumulated amortization	(865)	(763)
	808	631

	$5,685	$5,996

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

Amortization expense amounted to $305,000 and $283,000 for the three months ended June 30, 2017 and 2016, respectively, and $591,000 and $563,000 for the six months ended June 30, 2017 and 2016, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2017	$578
2018	1006
2019	884
2020	801
2021	723

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2017 and December 31, 2016:

	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Deferred commission expense - noncurrent	$2,356	$2,967
Trade receivables - noncurrent	933	1,064
Other, net of allowance for loss on loan receivable of
$412 at June 30, 2017 and December 31, 2016	866	970
	$4,155	$5,001

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2017 and December 31, 2016:

	(in thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$709	$1,133
Accrued expenses - other	1,072	1,140
Other liabilities	3,001	3,002
	$4,782	$5,275

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$19,785	$17,903	$19,404	$18,516
Additions:
Deferred extended service contracts	248	115	435	328
Deferred in-service and training	8	5	8	8
Deferred service arrangements	20	10	20	20
Deferred commission revenues	3,367	2,785	6,251	5,083
Recognized as revenue:
Deferred extended service contracts	(164)	(199)	(341)	(398)
Deferred in-service and training	(8)	(8)	(10)	(13)
Deferred service arrangements	(11)	(11)	(23)	(20)
Deferred commission revenues	(2,553)	(2,817)	(5,052)	(5,741)
Deferred revenue at end of period	20,692	17,783	20,692	17,783
Less: current portion	11,062	9,613	11,062	9,613
Long-term deferred revenue at end of period	$9,630	$8,170	$9,630	$8,170

NOTE K – LINE OF CREDIT

In August 2016, the Company executed a $2.0 million line of credit agreement with a lending institution.  Advances under the line, which expires on August 23, 2017, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of June 30, 2017.  The line of credit agreement includes certain financial covenants.  At June 30, 2017, the Company was not in compliance with one of the covenants, and has received a waiver of the non-compliance from the lending institution for the period through the expiration date.

NOTE L – EQUITY

In March 2017, the Company granted 975,000 shares of restricted common stock to officers and key employees under the 2016 Stock Plan.  The shares vested in April 2017.

NOTE M – RELATED-PARTY TRANSACTIONS

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC ("MedTech") pursuant to which it issued MedTech a secured subordinated promissory note ("Note") for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, of which $250,000 was provided by a director and a director's relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.  The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 were billed by the firm for the three month periods ended June 30, 2017 and 2016, and fees of approximately $170,000 were billed for the six month periods ended June 30, 2017 and 2016, respectively, at which dates no amounts were outstanding.

At June 30, 2017, the Company had contributed $522,000 to the VSK joint venture, and $269,000, net, was due to VSK.  The Company's pro-rata share in VSK's loss from operations approximated $14,000 and $4,000 for the three months ended June 30, 2017 and 2016, respectively, and $59,000 and $77,000 for the six months ended June 30, 2017 and 2016, respectively, and is included in interest and other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

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

Vaso Corporation and Subsidiaries

Results of Operations – For the Three Months Ended June 30, 2017 and 2016

Revenues

Total revenue for the three months ended June 30, 2017 and 2016 was $17,853,000 and $18,214,000, respectively, representing a decrease of $361,000, or 2% year-over-year.  On a segment basis, revenue in the IT segment increased $687,000, while revenue in the professional sales service and equipment segments decreased $855,000 and $193,000, respectively.

Revenue in the IT segment for the three months ended June 30, 2017 was $10,811,000 compared to $10,124,000 for the three months ended June 30, 2016, an increase of $687,000, of which $528,000 resulted from growth in the operations of NetWolves, and $159,000 from the growth in the healthcare IT VAR business, due to more IT VAR installations in the second quarter of 2017.  Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our IT VAR operations increased to $8.8 million at June 30, 2017 from $7.4 million at December 31, 2016 and $4.9 million at June 30, 2016, due to growth in orders and clients.  We anticipate that as our IT VAR operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume, profitability will improve in this segment.

Commission revenues in the professional sales services segment were $6,005,000 in the second quarter of 2017, a decrease of 12%, as compared to $6,860,000 in the same quarter of 2016.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The first two quarters of each year are typically lower in deliveries than in later quarters of the year, with the fourth quarter of each year typically the strongest, therefore we expect that deliveries and revenue will improve significantly through the remainder of 2017.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2017, $19,704,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,188,000 was long-term.  At June 30, 2016, $16,710,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $7,716,000 was long-term.

Revenue in the equipment segment decreased by $193,000, or 16%, to $1,037,000 for the three-month period ended June 30, 2017 from $1,230,000 for the same period of the prior year.  The decrease was principally due to a decrease in Biox ambulatory monitor sales at our China operations as a result of lower sales volume and lower EECP® service revenues.

Gross Profit

Gross profit for the three months ended June 30, 2017 and 2016 was $9,798,000, or 55% of revenue, and $10,113,000, or 55% of revenue, respectively, representing a decrease of $315,000, or 3% year-over-year.  On a segment basis, gross profit in the IT segment increased $415,000, while gross profit in the professional sales services segment and equipment segment decreased $571,000 and $159,000, respectively.

IT segment gross profit for the three months ended June 30, 2017 was $4,374,000, or 40% of the segment revenue, compared to $3,959,000, or 39% of the segment revenue for the three months ended June 30, 2016, with the increase primarily resulting from higher sales.

Professional sales services segment gross profit was $4,707,000, or 78% of segment revenue, for the three months ended June 30, 2017 as compared to $5,278,000, or 77% of the segment revenue, for the three months ended June 30, 2016, reflecting a decrease of $571,000, or 11%.  The decrease in absolute dollars was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the second quarter of 2017 than in the same period last year, partially offset by lower commission expense in the second quarter of 2017 compared to the same period of 2016.

Cost of commissions in the professional sales service segment of $1,298,000 and $1,582,000, for the three months ended June 30, 2017 and 2016, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vaso Corporation and Subsidiaries

Equipment segment gross profit decreased to $717,000, or 69% of segment revenues, for the second quarter of 2017 compared to $876,000, or 71% of segment revenues, for the same quarter of 2016.  Gross profit decreased due to lower sales volume and gross profit margin decreased due mainly to a smaller proportion of higher margin products in the sales mix in 2017, compared to the second quarter 2016.

Operating Income (Loss)

Operating (loss) income for the three months ended June 30, 2017 and 2016 was $(709,000) and $264,000, respectively, representing a decrease of $973,000, primarily due to higher operating costs and lower gross profit.  On a segment basis, operating loss in the IT segment decreased $140,000, while operating income in the professional sales service segment decreased $1,019,000 and operating loss in the equipment segment increased $114,000.  In addition, corporate expenses decreased $19,000.

Operating loss in the IT segment decreased in the three-month period ended June 30, 2017 as compared to the same period of 2016 due to higher gross profit, partially offset byhigher research and development costs .  Operating income in the professional sales service segment decreased in the three-month period ended June 30, 2017 as compared operating income in the same period of 2016 due to lower gross profit combined with higher selling, general, and administrative ("SG&A") costs.  Operating loss in the equipment segment increased in the three-month period ended June 30, 2017 as compared to the same period of 2016 due to lower gross profit, partially offset by lower SG&A costs.

SG&A costs for the three months ended June 30, 2017 and 2016 were $10,247,000 and $9,744,000, respectively, representing an increase of $503,000, or 5% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $56,000, while SG&A costs in the professional sales service segment increased $447,000 due to increased headcount and other personnel-related costs. SG&A costs in the IT segment increased by $133,000 to $4,944,000 in the second quarter of 2017 from $4,812,000 in the same quarter of the prior year due to increased personnel costs in the IT VAR business.  Corporate costs not allocated to segments decreased by $19,000 from $292,000 for the three months ended June 30, 2016 to $273,000 for the three months ended June 30, 2017, due primarily to lower legal fees.

Research and development ("R&D") expenses were $260,000, or 1% of revenues, for the second quarter of 2017, an increase of $155,000, or 148%, from $105,000, or 1% of revenues, for the second quarter of 2016. The increase is primarily attributable to higher software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Three months ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Net (loss) income	$(987)	$213
Interest expense (income), net	166	154
Income tax expense (benefit)	111	(51)
Depreciation and amortization	588	536
Share-based compensation	98	34
Adjusted EBITDA	$(24)	$886

Adjusted EBITDA decreased by $910,000, to $(24,000) in the quarter ended June 30, 2017 from $886,000 in the quarter ended June 30, 2016.  The decrease was primarily attributable to the lower net income, partially offset by higher fixed asset depreciation in the IT segment and higher share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2017 was $(167,000) as compared to $(102,000) for the corresponding period of 2016. The increase was due primarily to higher interest expense due to additional equipment financing and lower other income in 2017.

Income Tax Expense

For the three months ended June 30, 2017, we recorded income tax expense of $111,000 as compared to income tax benefit of $51,000 for the corresponding period of 2016.  The increase arose mainly from application of alternative minimum tax credits in second quarter 2016.

Net Income (Loss)

Net loss for the three months ended June 30, 2017 was $987,000 as compared to net income of $213,000 for the three months ended June 30, 2016, representing a decrease of $1,200,000.  Our net loss per share was $0.01 in the three-month period ended June 30, 2017, as compared to net income of $0.00 per share in the three-month period ended June 30, 2016.  The principal cause of the decrease in net income is the decrease in revenue in the professional sales service segment combined with the increase in SG&A costs.  As discussed earlier, as revenues in the professional sales service segment increase through the balance of the year and the IT segment continues to grow we expect that the Company will continue to be profitable for the year.

Results of Operations – For the Six months Ended June 30, 2017 and 2016

Revenues

Total revenue for the six months ended June 30, 2017 and 2016 was $34,227,000 and $35,756,000, respectively, representing a decrease of $1,529,000, or 4% year-over-year.  On a segment basis, revenue in the IT segment increased $760,000, while revenue in the professional sales service and equipment segments decreased $1,830,000 and $459,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2017 was $20,611,000 compared to $19,851,000 for the six months ended June 30, 2016, an increase of $760,000, of which $883,000 resulted from growth in the operations of NetWolves, partially offset by a $124,000 decrease in the healthcare IT VAR business, due to lower average revenue per installation, partially offset by an increase in new installations in the first half of 2017.  Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our IT VAR operations increased to $8.8 million at June 30, 2017 from $7.4 million at December 31, 2016 and $4.9 million at June 30, 2016, due to growth in orders and clients.  We anticipate that as our IT VAR operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume,  profitability will improve in this segment.

Vaso Corporation and Subsidiaries

Commission revenues in the professional sales services segment were $11,876,000 in the first half of 2017, a decrease of 13%, as compared to $13,706,000 in the first half of 2016.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The first half of each year is typically lower in deliveries than the second half of the year, with the fourth quarter of each year typically the strongest.  Therefore, we expect that deliveries and revenue will improve significantly through the remainder of 2017.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2017, $19,704,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,188,000 was long-term.  At June 30, 2016, $16,710,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $7,716,000 was long-term.

Revenue in the equipment segment decreased by $459,000, or 21%, to $1,740,000 for the six-month period ended June 30, 2017 from $2,199,000 for the same period of the prior year.  The decrease was principally due to a decrease in EECP® and Biox ambulatory monitor revenues as a result of lower sales volume, as well as lower EECP® service contract and accessory revenues.

Gross Profit

Gross profit for the six months ended June 30, 2017 and 2016 was $18,868,000, or 55% of revenue, and $20,125,000, or 56% of revenue, respectively, representing a decrease of $1,257,000, or 6% year-over-year.  On a segment basis, gross profit in the IT segment increased $431,000, while gross profit in the professional sales services segment and equipment segment decreased $1,397,000 and $291,000, respectively.

IT segment gross profit for the six months ended June 30, 2017 was $8,396,000, or 41% of the segment revenue, compared to $7,965,000, or 40% of the segment revenue for the six months ended June 30, 2016, with the increase primarily resulting from higher sales at NetWolves.

Professional sales services segment gross profit was $9,316,000, or 78% of segment revenue, for the six months ended June 30, 2017 as compared to $10,713,000, or 78% of the segment revenue, for the six months ended June 30, 2016, reflecting a decrease of $1,397,000, or 13%.  The decrease in absolute dollars was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first half of 2017 than in the same period last year, partially offset by lower commission expense in the first half of 2017 compared to the same period of 2016.

Cost of commissions in the professional sales service segment of $2,560,000 and $2,993,000, for the six months ended June 30, 2017 and 2016, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,156,000, or 66% of segment revenues, for the first half of 2017 compared to $1,447,000, or 66% of segment revenues, for the same period of 2016, due to lower sales volume in the first half of 2017, compared to the first half of 2016.

Operating Income (Loss)

Operating (loss) income for the six months ended June 30, 2017 and 2016 was $(2,550,000) and $423,000, respectively, representing a decrease of $2,973,000, primarily due to higher operating costs and lower gross profit.  On a segment basis, operating loss increased $34,000 in the IT segment and operating income in the professional sales service segment decreased $3,092,000, while operating loss in the equipment segment decreased $179,000. In addition, corporate expenses increased $26,000.

Vaso Corporation and Subsidiaries

Operating loss in the IT segment increased in the six-month period ended June 30, 2017 as compared to the same period of 2016 due to higher research and development and SG&A costs, partially offset by higher gross profit.  Operating income in the professional sales service segment decreased in the six-month period ended June 30, 2017 as compared to the same period of 2016 due to lower gross profit combined with higher SG&A costs.  Operating loss in the equipment segment decreased in the six-month period ended June 30, 2017 as compared to the same period of 2016 due to lower SG&A costs, partially offset by lower gross profit.

SG&A costs for the six months ended June 30, 2017 and 2016 were $20,937,000 and $19,450,000, respectively, representing an increase of $1,487,000, or 8% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $445,000 due mainly to a provision for loan loss made in the first half of 2016, while SG&A costs in the professional sales service segment increased $1,695,000 due to increased headcount and other personnel-related costs. SG&A costs in the IT segment increased by $211,000 to $9,772,000 in the first half of 2017 from $9,561,000 in the same period of the prior year due to increased personnel costs in the IT VAR business.  Corporate costs not allocated to segments increased by $26,000 from $680,000 for the six months ended June 30, 2016 to $706,000 for the six months ended June 30, 2017, due primarily to higher accounting and director fees.

Research and development ("R&D") expenses were $481,000, or 1% of revenues, for the first half of 2017, an increase of $229,000, or 91%, from $252,000, or 1% of revenues, for the first half of 2016. The increase is primarily attributable to higher software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Six months ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Net (loss) income	$(3,118)	$109
Interest expense (income), net	331	311
Income tax expense	220	51
Depreciation and amortization	1,170	1,059
Share-based compensation	317	67
Adjusted EBITDA	$(1,080)	$1,597

Adjusted EBITDA decreased by $2,677,000, to $(1,080,000) in the six months ended June 30, 2017 from $1,597,000 in the six months ended June 30, 2016.  The decrease was primarily attributable to the lower net income, partially offset by higher fixed asset depreciation in the IT segment and higher share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2017 was $(348,000) as compared to $(263,000) for the corresponding period of 2016. The increase was due primarily to higher interest expense due to additional equipment financing and lower other income in 2017, partially offset by lower pro-rata share of the loss at VSK.

Income Tax Expense

For the six months ended June 30, 2017, we recorded income tax expense of $220,000 as compared to income tax expense of $51,000 for the corresponding period of 2016.  The increase arose mainly from application of alternative minimum tax credits in the prior year period.

Net Income (Loss)

Net loss for the six months ended June 30, 2017 was $3,118,000 compared to net income of $109,000 for the six months ended June 30, 2016, representing a decrease of $3,227,000.  Our net loss per share was $0.02 in the six month period ended June 30, 2017, as compared to net income of $0.00 per share in the six month period ended June 30, 2016.  The principal cause of the decrease in net income is the decrease in revenue in the professional sales service segment combined with the increase in SG&A costs.  As discussed earlier, as revenues in the professional sales service segment increase through the balance of the year and the IT segment continues to grow we expect that the Company will again be profitable for the year.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At June 30, 2017, we had cash and cash equivalents of $6,517,000 and negative working capital of $5,053,000 compared to cash and cash equivalents of $7,087,000 and negative working capital of $567,000 at December 31, 2016.  $8,516,000 in negative working capital at June 30, 2017 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $1,375,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,299,000 and cash provided by operating assets and liabilities of $2,674,000, during the six months ended June 30, 2017, compared to cash provided by operating activities of $3,748,000 for the same period in 2016. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $3,865,000 and increase in deferred revenue of $1,288,000, partially offset by decreases in accounts payable of $586,000 and accrued commissions of $814,000.

Vaso Corporation and Subsidiaries

Cash used in investing activities during the six-month period ended June 30, 2017 was $1,323,000 for the purchase of equipment and software.

Cash used in financing activities during the six-month period ended June 30, 2017 was $630,000 as a result of $426,000 in net repayments on our line of credit and $202,000 in payments of notes and capital leases issued for equipment purchases.

Liquidity

The Company expects to be profitable for the year ending December 31, 2017 and expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations one year from the isuance of these financial statements.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 and have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

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

Date:  August 14, 2017