Form 10-Q
period 2017-09-30
VASO Corp
filed 2017-11-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 9, 2017 – 175,390,196

Vaso Corporation and Subsidiaries

INDEX

PART I – FINANCIAL INFORMATION	3

ITEM 1 - FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2017 (unaudited) and December 31, 2016	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Nine Months Ended September 30, 2017 (unaudited) and the Year Ended December 31, 2016	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the Nine Months Ended September 30, 2017 and 2016	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 4 - CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION	27

ITEM 6 - EXHIBITS	27

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,522	$7,087
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,710 at September 30,
2017 and $4,159 at December 31, 2016	10,944	12,741
Receivables due from related parties	19	18
Inventories, net	2,658	2,395
Deferred commission expense	2,899	1,917
Prepaid expenses and other current assets	1,138	925
Total current assets	23,180	25,083

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$4,723 at September 30, 2017 and $3,835 at December 31, 2016	4,777	4,021
GOODWILL	17,407	17,280
INTANGIBLES, net	5,452	5,996
OTHER ASSETS, net	3,898	5,001
	$54,714	$57,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,074	$5,219
Accrued commissions	1,399	2,139
Accrued expenses and other liabilities	4,617	5,275
Sales tax payable	773	718
Income taxes payable	42	30
Deferred revenue - current portion	12,651	7,628
Notes payable and capital lease obligations - current portion	4,142	4,245
Notes payable - related parties - current portion	127	-
Due to related party	311	396
Total current liabilities	29,136	25,650

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,858	4,935
Notes payable - related parties	380	648
Deferred revenue	9,427	11,776
Deferred tax liability	292	112
Other long-term liabilities	1,114	1,349
Total long-term liabilities	16,071	18,820

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
175,387,306 and 173,811,533 shares issued at September 30, 2017 and
December 31, 2016, respectively; 165,079,219 and 163,503,446 shares
outstanding at September 30, 2017 and December 31, 2016, respectively	175	174
Additional paid-in capital	63,269	62,856
Accumulated deficit	(51,724)	(47,790)
Accumulated other comprehensive loss	(213)	(329)
Treasury stock, at cost, 10,308,087 shares at September 30, 2017 and December 31, 2016	(2,000)	(2,000)
Total stockholders' equity	9,507	12,911
	$54,714	$57,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Managed IT systems and services	$10,827	$9,679	$31,438	$29,530
Professional sales services	6,305	6,583	18,181	20,289
Equipment sales and services	909	1,282	2,649	3,481
Total revenues	18,041	17,544	52,268	53,300

Cost of revenues
Cost of managed IT systems and services	6,311	5,550	18,526	17,436
Cost of professional sales services	1,386	1,325	3,946	4,318
Cost of equipment sales and services	316	519	900	1,271
Total cost of revenues	8,013	7,394	23,372	23,025
Gross profit	10,028	10,150	28,896	30,275

Operating expenses
Selling, general and administrative	10,412	9,531	31,349	28,981
Research and development	235	117	716	369
Total operating expenses	10,647	9,648	32,065	29,350
Operating (loss) income	(619)	502	(3,169)	925

Other income (expense)
Interest and financing costs	(166)	(162)	(506)	(474)
Interest and other income, net	63	91	55	140
Total other expense, net	(103)	(71)	(451)	(334)

(Loss) income before income taxes	(722)	431	(3,620)	591
Income tax expense	(94)	(103)	(314)	(154)
Net (loss) income	(816)	328	(3,934)	437

Other comprehensive (loss) income
Foreign currency translation gain (loss)	25	34	116	(58)
Comprehensive (loss) income	$(791)	$362	$(3,818)	$379

(Loss) income per common share
- basic and diluted	$(0.00)	$0.00	$(0.02)	$0.00

Weighted average common shares outstanding
- basic	163,307	160,268	161,817	158,730
- diluted	163,307	161,675	161,817	159,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,949	4	-	-	424	-	-	428
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(7)	-	-	(7)
Foreign currency translation loss	-	-	-	-	-	-	(249)	(249)
Net income	-	-	-	-	-	820	-	820
Balance at December 31, 2016	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,576	1	-	-	416	-	-	417
Shares not issued for employee tax liability	-	-	-	-	(3)	-	-	(3)
Foreign currency translation gain	-	-	-	-	-	-	116	116
Net loss	-	-	-	-	-	(3,934)	-	(3,934)
Balance at September 30, 2017 (unaudited)	175,388	$175	(10,308)	$(2,000)	$63,269	$(51,724)	$(213)	$9,507
								.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(3,934)	$437
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	1,781	1,584
Deferred income taxes	287	135
Loss from interest in joint venture	30	29
Provision for doubtful accounts and commission adjustments	145	96
Amortization of debt issue costs	24	24
Share-based compensation	417	342
Provision for allowance for loss on loan receivable	-	412
Changes in operating assets and liabilities:
Accounts and other receivables	1,671	2,214
Receivables due from related parties	(96)	396
Inventories, net	(235)	(374)
Deferred commission expense	(982)	448
Prepaid expenses and other current assets	(211)	(422)
Other assets, net	861	(285)
Accounts payable	(153)	74
Accrued commissions	(763)	(613)
Accrued expenses and other liabilities	(658)	(488)
Sales tax payable	52	(27)
Income taxes payable	11	(164)
Deferred revenue	2,674	(100)
Deferred tax liability	180	-
Other long-term liabilities	(235)	38
Net cash provided by operating activities	866	3,756

Cash flows from investing activities
Purchases of equipment and software	(1,981)	(1,412)
Redemption of short-term investments	-	38
Investment in VSK	-	(422)
Net cash used in investing activities	(1,981)	(1,796)

Cash flows from financing activities
Net borrowings on revolving line of credit	78	2,124
Debt issuance costs	-	(130)
Payroll taxes paid by withholding shares	(3)	(6)
Repayment of notes payable and capital lease obligations	(288)	(211)
Proceeds from note payable - related party	-	300
Payments on notes payable - related parties	(170)	(566)
Net cash (used in) provided by financing activities	(383)	1,511
Effect of exchange rate differences on cash and cash equivalents	(67)	64

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,565)	3,535
Cash and cash equivalents - beginning of period	7,087	2,160
Cash and cash equivalents - end of period	$5,522	$5,695

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$483	$589
Income taxes paid	$35	$474

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$-	$149
Equipment acquired through capital lease	$-	$387
Liability settled through issuance of common stock	$-	$178

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

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	As of September 30, 2017	As of December 31, 2016
	(unaudited)
Cash and cash equivalents	$35	$13
Total assets	$1,443	$1,451
Total liabilities	$1,700	$1,133

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$318	$399	$1,049	$1,314

Net (loss) income	$(90)	$84	$(626)	$244

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,827	$9,679	$31,438	$29,530
Professional sales service	6,305	6,583	18,181	20,289
Equipment	909	1,282	2,649	3,481
Total revenues	$18,041	$17,544	$52,268	$53,300

Gross Profit
IT	$4,516	$4,129	$12,912	$12,094
Professional sales service	4,919	5,258	14,235	15,971
Equipment	593	763	1,749	2,210
Total gross profit	$10,028	$10,150	$28,896	$30,275

Operating (loss) income
IT	$(555)	$(785)	$(2,186)	$(2,379)
Professional sales service	488	1,606	806	5,015
Equipment	(273)	10	(805)	(700)
Corporate	(279)	(329)	(984)	(1,011)
Total operating (loss) income	$(619)	$502	$(3,169)	$925

Capital expenditures
IT	$641	$446	$1,830	$1,187
Professional sales service	3	57	117	168
Equipment	-	2	21	57
Corporate	13	-	13	-
Total cash capital expenditures	$657	$505	$1,981	$1,412

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Identifiable Assets
IT	$28,512	$27,724
Professional sales service	12,572	14,611
Equipment	7,728	7,446
Corporate	5,902	7,600
Total assets	$54,714	$57,381

In the fourth quarter of 2016, the Company revised its method for allocating certain corporate expenses to its reportable segments resulting in lower amounts allocated to the IT segment and higher amounts allocated to the professional sales service and equipment segments.  Consequently, due primarily to the change in allocation method, as well as to a $102,000 decrease in total corporate costs allocated, the IT segment received $177,000 lower allocations, and the professional sales service segment received $75,000 higher allocations, respectively, for the three months ended September 30, 2017 as compared to the corresponding period of the prior year.  Similarly, for the nine months ended September 30, 2017, total corporate costs allocated decreased $85,000, the IT segment received $430,000 lower allocations, and the professional sales service segment and equipment segment received $334,000 and $11,000 higher allocations, respectively, as compared to the corresponding period of the prior year.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
GE Healthcare accounted for 35% and 38% of revenue for both the three months ended September 30, 2017 and 2016, respectively, and the nine months ended September 30, 2017 and 2016, respectively.  GE Healthcare also accounted for $6.4 million or 59%, and $7.9 million or 62%, of accounts and other receivables at September 30, 2017 and December 31, 2016, respectively.

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

Diluted (loss) earnings per common share were computed based on the weighted average shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	163,307	160,268	161,817	158,730
Dilutive effect of options and unvested restricted shares	-	1,407	-	749
Diluted weighted average shares outstanding	163,307	161,675	161,817	159,479

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, because the effect of their inclusion would be anti-dilutive.

(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	4,613	2,246	4,613	500

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Trade receivables	$15,549	$16,470
Due from employees	105	430
Allowance for doubtful accounts and
commission adjustments	(4,710)	(4,159)
Accounts and other receivables, net	$10,944	$12,741

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

NOTE F – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$553	$501
Work in process	536	727
Finished goods	1,569	1,167
	$2,658	$2,395

At September 30, 2017 and December 31, 2016, the Company maintained reserves for slow moving inventories of $810,000 and $827,000, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,407,000 and $17,280,000 was recorded on the Company's condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, of which $14,375,000, allocated to the IT segment, resulted from the acquisition of NetWolves in May 2015.  The remaining $3,032,000 of goodwill is allocated to the Company's equipment segment.  The components of the change in goodwill are as follows:

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Carrying Amount

Balance at December 31, 2016	$17,280
Foreign currency translation adjustment	127
Balance at September 30, 2017 (unaudited)	$17,407

The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,318)	(1,768)
	3,513	4,063

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,238)	(1,061)
	1,125	1,302

Software
Costs	1,720	1,394
Accumulated amortization	(906)	(763)
	814	631

	$5,452	$5,996

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

Amortization expense amounted to $279,000 and $284,000 for the three months ended September 30, 2017 and 2016, respectively, and $870,000 and $847,000 for the nine months ended September 30, 2017 and 2016, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2017	$292
2018	1,015
2019	893
2020	809
2021	737
Total	$3,746

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Deferred commission expense - noncurrent	$2,118	$2,967
Trade receivables - noncurrent	900	1,064
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2017 and December 31, 2016	880	970
	$3,898	$5,001

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$840	$1,133
Accrued expenses - other	1,234	1,140
Other liabilities	2,543	3,002
	$4,617	$5,275

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$20,692	$17,783	$19,404	$18,516
Additions:
Deferred extended service contracts	118	159	553	488
Deferred in-service and training	5	10	13	18
Deferred service arrangements	8	20	28	40
Deferred commission revenues	4,036	3,411	10,286	8,492
Recognized as revenue:
Deferred extended service contracts	(159)	(186)	(501)	(584)
Deferred in-service and training	(3)	(3)	(13)	(15)
Deferred service arrangements	(11)	(13)	(34)	(33)
Deferred commission revenues	(2,608)	(2,765)	(7,658)	(8,506)
Deferred revenue at end of period	22,078	18,416	22,078	18,416
Less: current portion	12,651	7,830	12,651	7,830
Long-term deferred revenue at end of period	$9,427	$10,586	$9,427	$10,586

NOTE K – LINE OF CREDIT

In August 2016, NetWolves' lending institution extended its $3.0 million line of credit and, in September 2016, increased the maximum borrowings to $4.0 million.  Advances under the line, which expired on August 26, 2017 and was extended through March 31, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At September 30, 2017, the Company had drawn approximately $3.9 million against the line. The draw is included in notes payable and capital lease obligations – current portion in the Company's condensed consolidated balance sheet.

In August 2016, the Company executed a $2.0 million line of credit agreement with a lending institution.  Advances under the line, which expired on August 23, 2017 and was extended through March 31, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of September 30, 2017.  The line of credit agreement includes certain financial covenants.  At September 30, 2017, the Company was not in compliance with one of the covenants.

NOTE L – RELATED-PARTY TRANSACTIONS

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC ("MedTech") pursuant to which it issued MedTech a secured subordinated promissory note ("Note") for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors.  In September 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, of which $250,000 was provided by a director and a director's relative.  In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.  The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 were billed by the firm for each of the three month periods ended September 30, 2017 and 2016, and fees of approximately $255,000 were billed for each of the nine month periods ended September 30, 2017 and 2016, at which dates no amounts were outstanding.

In July, 2017, the Company made partial principal payments aggregating Chinese yuan RMB1,125,000 (approximately $170,000), plus accrued interest, on notes payable to the president of Life Enhancement Technology Ltd. and the president of Biox Instruments Company Ltd.  The notes were issued in conjunction with the acquisition of Genwell Instruments Company Ltd in August 2014.  The note balance of RMB3,375,000 (approximately $507,000) matures August 26, 2019.

At September 30, 2017, the Company had contributed $522,000 to the VSK joint venture, and $296,000, net, was due to VSK.  The Company's pro-rata share in VSK's income (loss) from operations approximated $29,000 and $48,000 for the three months ended September 30, 2017 and 2016, respectively, and $(30,000) and $(29,000) for the nine months ended September 30, 2017 and 2016, respectively, and is included in interest and other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Sales representation agreement

In September 2012, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010.  The amendment, effective July 1, 2012, extended the initial term of three years commencing July 1, 2010 to five years through September 30, 2015.  In December 2014, the Company concluded an additional amendment, effective January 1, 2015, extending the term through December 31, 2018, subject to earlier termination under certain circumstances and termination without cause on six months written notice.  These circumstances include not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and various legal and GEHC policy requirements.

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

Vaso Corporation and Subsidiaries
Results of Operations – For the Three Months Ended September 30, 2017 and 2016

Revenues

Total revenue for the three months ended September 30, 2017 and 2016 was $18,041,000 and $17,544,000, respectively, representing an increase of $497,000, or 3% year-over-year.  On a segment basis, revenue in the IT segment increased $1,148,000, while revenue in the professional sales service and equipment segments decreased $278,000 and $373,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2017 was $10,827,000 compared to $9,679,000 for the three months ended September 30, 2016, an increase of $1,148,000, of which $252,000 resulted from growth in the operations of NetWolves, and $896,000 from the growth in the healthcare IT VAR business, due to more healthcare IT solutions installations in the third quarter of 2017.  Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $10.4 million at September 30, 2017 from $7.4 million at December 31, 2016 and $6.3 million at September 30, 2016, due to growth in orders and clients.  We anticipate that as our healthcare IT operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume, profitability will improve in this segment.

Commission revenues in the professional sales services segment were $6,305,000 in the third quarter of 2017, a decrease of 4%, as compared to $6,583,000 in the same quarter of 2016.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2017, $21,132,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,013,000 was long-term.  At September 30, 2016, $17,355,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $10,115,000 was long-term. The increase in deferred revenue is principally due to an increase in orders booked and the decrease in deliveries by GEHC.

Revenue in the equipment segment decreased by $373,000, or 29%, to $909,000 for the three-month period ended September 30, 2017 from $1,282,000 for the same period of the prior year.  The decrease was principally due to lower EECP® deliveries.

Gross Profit

Gross profit for the three months ended September 30, 2017 and 2016 was $10,028,000, or 56% of revenue, and $10,150,000, or 58% of revenue, respectively, representing a decrease of $122,000, or 1% year-over-year.  On a segment basis, gross profit in the IT segment increased $387,000, while gross profit in the professional sales services segment and equipment segment decreased $339,000 and $170,000, respectively.

IT segment gross profit for the three months ended September 30, 2017 was $4,516,000, or 42% of the segment revenue, compared to $4,129,000, or 43% of the segment revenue for the three months ended September 30, 2016, with the increase primarily resulting from higher sales.

Professional sales services segment gross profit was $4,919,000, or 78% of segment revenue, for the three months ended September 30, 2017 as compared to $5,258,000, or 80% of the segment revenue, for the three months ended September 30, 2016, reflecting a decrease of $339,000, or 6%.  The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the third quarter of 2017 than in the same period last year.

Cost of commissions in the professional sales service segment of $1,386,000 and $1,325,000, for the three months ended September 30, 2017 and 2016, respectively, reflected commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Vaso Corporation and Subsidiaries
Equipment segment gross profit decreased to $593,000, or 65% of segment revenues, for the third quarter of 2017 compared to $763,000, or 60% of segment revenues, for the same quarter of 2016.  Gross profit decreased due to lower sales volume and gross profit margin increased due mainly to a higher proportion of higher margin products in the sales mix in 2017, compared to the third quarter 2016.

Operating Income (Loss)

Operating (loss) income for the three months ended September 30, 2017 and 2016 was $(619,000) and $502,000, respectively, representing a decrease of $1,121,000, primarily due to higher operating costs and lower gross profit.  On a segment basis, operating loss in the IT segment decreased $230,000, while operating income in the professional sales service segment decreased $1,118,000. Operating loss in the equipment segment was $(273,000) for the third quarter of 2017 as compared to operating income of $10,000 in the same quarter of 2016.  In addition, corporate expenses decreased $50,000.

Operating loss in the IT segment decreased in the three-month period ended September 30, 2017 as compared to the same period of 2016 due to higher gross profit, partially offset by higher research and development costs.  Operating income in the professional sales service segment decreased in the three-month period ended September 30, 2017 as compared to operating income in the same period of 2016 due to lower gross profit combined with higher selling, general, and administrative ("SG&A") costs.  The change from equipment segment operating income in the third quarter of 2016 to operating loss in the third quarter of 2017 was due to lower gross profit and higher SG&A costs.

SG&A costs for the three months ended September 30, 2017 and 2016 were $10,412,000 and $9,531,000, respectively, representing an increase of $881,000, or 9% year-over-year.  On a segment basis, SG&A costs in the professional sales service segment increased $778,000 due to increased headcount and other personnel-related costs, and SG&A costs in the equipment segment increased $127,000 due mainly to higher travel and exhibition costs. SG&A costs in the IT segment increased by $29,000 to $4,941,000 in the third quarter of 2017 from $4,912,000 in the same quarter of the prior year due to increased personnel costs in the IT VAR business.  Corporate costs not allocated to segments decreased by $50,000 from $329,000 for the three months ended September 30, 2016 to $279,000 for the three months ended September 30, 2017, due primarily to lower director fees.

Research and development ("R&D") expenses were $235,000, or 1% of revenues, for the third quarter of 2017, an increase of $118,000, or 101%, from $117,000, or 1% of revenues, for the third quarter of 2016. The increase is primarily attributable to higher software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Three months ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Net (loss) income	$(816)	$328
Interest expense (income), net	163	166
Income tax expense (benefit)	94	103
Depreciation and amortization	611	549
Share-based compensation	100	275
Adjusted EBITDA	$152	$1,421

Adjusted EBITDA decreased by $1,269,000, to $152,000 in the quarter ended September 30, 2017 from $1,421,000 in the quarter ended September 30, 2016.  The decrease was primarily attributable to the lower net income and share-based compensation, partially offset by higher fixed asset depreciation in the IT segment.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2017 was $(103,000) as compared to $(71,000) for the corresponding period of 2016. The expense increase was due primarily to lower other income for the three months ended September 30, 2017.

Income Tax Expense

For the three months ended September 30, 2017, we recorded income tax expense of $94,000 as compared to $103,000 for the corresponding period of 2016.  The decrease arose mainly from lower state income taxes.

Net (Loss) Income

Net loss for the three months ended September 30, 2017 was $816,000 as compared to net income of $328,000 for the three months ended September 30, 2016, representing a decrease of $1,144,000.  Our net loss per share was $0.00 in the three-month period ended September 30, 2017, as compared to net income of $0.00 per share in the three-month period ended September 30, 2016.  The principal cause of the decrease in net income is the decrease in revenue and gross profit in the professional sales service segment resulting from lower deliveries, combined with the increase in SG&A costs.

Results of Operations – For the Nine Months Ended September 30, 2017 and 2016

Revenues

Total revenue for the nine months ended September 30, 2017 and 2016 was $52,268,000 and $53,300,000, respectively, representing a decrease of $1,032,000, or 2% year-over-year.  On a segment basis, revenue in the IT segment increased $1,908,000, while revenue in the professional sales service and equipment segments decreased $2,108,000 and $832,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2017 was $31,438,000 compared to $29,530,000 for the nine months ended September 30, 2016, an increase of $1,908,000, of which $1,136,000 resulted from growth in the operations of NetWolves, and $772,000 from growth in the healthcare IT business due to an increase in new installations in the first nine months of 2017, partially offset by lower average revenue per installation.  Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $10.4 million at September 30, 2017 from $7.4 million at December 31, 2016 and $6.3 million at September 30, 2016, due to growth in orders and clients.  We anticipate that as our healthcare IT operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume, profitability will improve in this segment.

Vaso Corporation and Subsidiaries
Commission revenues in the professional sales services segment were $18,181,000 in the first nine months of 2017, a decrease of 10%, as compared to $20,289,000 in the same period of 2016.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2017, $21,132,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,013,000 was long-term.  At September 30, 2016, $17,355,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $10,115,000 was long-term.

Revenue in the equipment segment decreased by $832,000, or 24%, to $2,649,000 for the nine-month period ended September 30, 2017 from $3,481,000 for the same period of the prior year.  The decrease was principally due to a decrease in EECP® and Biox ambulatory monitor revenues as a result of lower sales volume, as well as lower EECP® service contract and accessory revenues.

Gross Profit

Gross profit for the nine months ended September 30, 2017 and 2016 was $28,896,000, or 55% of revenue, and $30,275,000, or 57% of revenue, respectively, representing a decrease of $1,379,000, or 5% year-over-year.  On a segment basis, gross profit in the IT segment increased $818,000, while gross profit in the professional sales services segment and equipment segment decreased $1,736,000 and $461,000, respectively.

IT segment gross profit for the nine months ended September 30, 2017 was $12,912,000, or 41% of the segment revenue, compared to $12,094,000, or 41% of the segment revenue for the nine months ended September 30, 2016, with the $411,000 of the increase attributable to growth in both revenue and gross margin in the healthcare IT business and $407,000 of the increase resulting from higher sales at NetWolves.

Professional sales services segment gross profit was $14,235,000, or 78% of segment revenue, for the nine months ended September 30, 2017 as compared to $15,971,000, or 79% of the segment revenue, for the nine months ended September 30, 2016, reflecting a decrease of $1,736,000, or 11%.  The decrease in absolute dollars was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first three quarters of 2017 than in the same period last year, partially offset by lower commission expense in the first three quarters of 2017 compared to the same period of 2016.

Cost of commissions in the professional sales service segment of $3,946,000 and $4,318,000, for the nine months ended September 30, 2017 and 2016, respectively, reflected commission expense associated with recognized commission revenues. The decrease is due to the lower commission revenue. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,749,000, or 66% of segment revenues, for the first three quarters of 2017 compared to $2,210,000, or 63% of segment revenues, for the same period of 2016, due to lower sales volume in the first three quarters of 2017, compared to the first three quarters of 2016.

Operating (Loss) Income

Operating (loss) income for the nine months ended September 30, 2017 and 2016 was $(3,169,000) and $925,000, respectively, representing a decrease of $4,094,000, primarily due to higher operating costs and lower gross profit.  On a segment basis, operating loss decreased $193,000 in the IT segment and operating income in the professional sales service segment decreased $4,209,000, while operating loss in the equipment segment increased $105,000. In addition, corporate expenses decreased $27,000.

Operating loss in the IT segment decreased in the nine-month period ended September 30, 2017 as compared to the same period of 2016 due to higher gross profit, partially offset by higher research and development and SG&A costs.  Operating income in the professional sales service segment decreased in the nine-month period ended September 30, 2017 as compared to the same period of 2016 due to lower gross profit combined with higher SG&A costs.  Operating loss in the equipment segment increased in the nine-month period ended September 30, 2017 as compared to the same period of 2016 due to lower gross profit, partially offset by lower SG&A costs.

Vaso Corporation and Subsidiaries
SG&A costs for the nine months ended September 30, 2017 and 2016 were $31,349,000 and $28,981,000, respectively, representing an increase of $2,368,000, or 8% year-over-year.  On a segment basis, SG&A costs in the equipment segment decreased $317,000 due mainly to a provision for loan loss made in the first three quarters of 2016, while SG&A costs in the professional sales service segment increased $2,473,000 due to increased headcount and other personnel-related costs. SG&A costs in the IT segment increased by $240,000 to $14,713,000 in the first three quarters of 2017 from $14,473,000 in the same period of the prior year due to increased personnel costs in the healthcare IT business.  Corporate costs not allocated to segments decreased by $27,000 from $1,011,000 for the nine months ended September 30, 2016 to $984,000 for the nine months ended September 30, 2017, due primarily to lower legal and director fees.

Research and development ("R&D") expenses were $716,000, or 1% of revenues, for the first three quarters of 2017, an increase of $347,000, or 94%, from $369,000, or 1% of revenues, for the first three quarters of 2016. The increase is primarily attributable to higher software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Nine months ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Net (loss) income	$(3,934)	$437
Interest expense (income), net	494	478
Income tax expense	314	154
Depreciation and amortization	1,781	1,608
Share-based compensation	417	342
Adjusted EBITDA	$(928)	$3,019

Adjusted EBITDA decreased by $3,947,000, to $(928,000) in the nine months ended September 30, 2017 from $3,019,000 in the nine months ended September 30, 2016.  The decrease was primarily attributable to the change from income generated in the nine month period ended September 30, 2016 to net loss incurred in the nine month period ended September 30, 2017, partially offset by higher fixed asset depreciation in the IT segment and income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2017 was $(451,000) as compared to $(334,000) for the corresponding period of 2016. The increase was due primarily to higher interest expense due to additional equipment financing and lower other income in 2017.

Income Tax Expense

For the nine months ended September 30, 2017, we recorded income tax expense of $314,000 as compared to income tax expense of $154,000 for the corresponding period of 2016.  The increase arose mainly from application of alternative minimum tax credits in the prior year period.

Net (Loss) Income

Net loss for the nine months ended September 30, 2017 was $3,934,000 compared to net income of $437,000 for the nine months ended September 30, 2016, representing a decrease of $4,371,000.  Our net loss per share was $0.02 in the nine month period ended September 30, 2017, as compared to net income of $0.00 per share in the nine month period ended September 30, 2016.  The principal cause of the decrease in net income is the decrease in revenue and gross profit in the professional sales service segment resulting from lower deliveries, combined with the increase in SG&A costs.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2017, we had cash and cash equivalents of $5,522,000 and negative working capital of $5,956,000 compared to cash and cash equivalents of $7,087,000 and negative working capital of $567,000 at December 31, 2016.  $9,752,000 in negative working capital at September 30, 2017 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $866,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,250,000 and cash provided by operating assets and liabilities of $2,116,000, during the nine months ended September 30, 2017, compared to cash provided by operating activities of $3,756,000 for the same period in 2016. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $1,671,000 and increase in deferred revenue of $2,674,000, partially offset by decreases in accrued expenses and other liabilities of $658,000 and accrued commissions of $763,000.

Vaso Corporation and Subsidiaries
Cash used in investing activities during the nine-month period ended September 30, 2017 was $1,981,000 for the purchase of equipment and software.

Cash used in financing activities during the nine-month period ended September 30, 2017 was $383,000 primarily as a result of $288,000 in payments of notes and capital leases issued for equipment purchases and $170,000 in repayments of notes payable to related parties.

Liquidity

The Company expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations as they come due.  The Company's profitability for the year will be largely dependent on deliveries of product by GEHC in our professional sales service segment since the Company does not recognize revenue in this segment until the equipment is delivered.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017 and have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 14, 2017