Form 10-K
period 2017-12-31
VASO Corp
filed 2018-04-02
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of common stock held by non-affiliates was approximately $13.5 million based on the closing sales price of the common stock as quoted on the OTC PK on June 30, 2017.

At March 23, 2018, the number of shares outstanding of the issuer's common stock was 165,600,550.

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

•
Professional sales service segment, operating throug•h a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare ("GEHC") into the health provider middle market; and

•
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company ("GE"), to further the sale of certain medical capital equipment in domestic market segments.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC and third party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business now all under VasoMedical dates back to 1995 when the Company began the external counterpulsation technology in the United States.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offering consists of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems, used for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to domestic customers directly and sells and/or services its products in the international market mainly through independent distributors.

Historical Background

Vaso Corporation (formerly Vasomedical, Inc.) was incorporated in Delaware in July 1987. For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business mixture, and continues to use the original name VasoMedical for its proprietary medical device subsidiary.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GE diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015 and again in 2014 to December 31, 2018. In November 2017, the agreement was further extended to December 31, 2022, subject to earlier termination under certain circumstances.

In June 2014, the Company began its IT segment business by concluding the Value Added Reseller Agreement ("VAR Agreement") with GEHC to become a national value added reseller of GEHC Digital's software solutions such as Picture Archiving and Communication System ("PACS"), Radiology Information System ("RIS"), and related services, including implementation, training, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp. ("VHC IT"), was formed to conduct the healthcare IT business.

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

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity ("VIE") controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.  In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and plans to close LET in 2018.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owns 49.9% of VSK, which commenced operations in January 2015.  In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK.  The Company continues to cooperate with VSK by granting it distribution rights for EECP® systems in certain geographic territories of the world.

Management

The Company currently bases its headquarters in Plainview, Long Island, NY and maintains an office in Manhattan, NY.  Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Chief Operating Officer ("COO"), and Vice President of Finance and Treasurer.

The management of the Company's IT segment is led by the COO of the Company, who is also the President of VasoTechnology and NetWolves, which is based in Tampa, FL.  Our VasoHealthcare IT VAR business is organized as a part of VasoTechnology and is led by the General Manager of the business unit and supported by several software solution sales and implementation specialists, based in Nashville, TN.   The business unit works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

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

The equipment segment is under the direct supervision of the CEO of the Company. Sales and marketing efforts in the domestic market are led by a Vice President of national sales and service at Vasomedical Solutions, and the managers of our China subsidiaries are in charge of the development and production of all our proprietary products and marketing and sales in the international markets.  We have marketed our EECP® systems internationally through distributors, including VSK Medical, in various countries throughout Europe, the Middle East, Africa, Asia and Latin America. We sell our Biox™ series and other products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

Competition

In the U.S. diagnostic imaging market where we sell GE products, our main competitors include Siemens, Philips, Canon, and Hologic. Key competitive factors in the market include price, quality, finance availability, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. GEHC is a leading competitor in this market.

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

Though we believe that we are the industry leader of external counterpulsation technology, our competitors in the EECP® business are Renew Group Pte. Ltd, and PSK-Health Sci-Tech Development Co., Ltd., with which we have partnered to market our EECP® products in the international market.

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

Regulations in the IT Business

As a reseller of telecommunication services and network solutions provider, our products and services are subject to federal, state and local regulations. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation to safeguard the confidentiality of customer proprietary network information, as well as the obligation to maintain specialized records and file reports with the Federal Communications Commission  and state regulatory authorities. While we believe we are in compliance with laws and regulations in jurisdictions where we do business, we continue to monitor and assess our compliance.

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

We own five US patents including four utility patents and one design patents that expire at various times through 2023.  We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future.  Moreover, trademarks have been registered for the names "Vaso", "EECP", "AngioNew", "Natural Bypass", "Vasomedical", "Vasomedical EECP", "VasoGlobal", "VasoSolutions", "VasoHealthcare".

Through our China-based subsidiaries, we own sixteen invention and utility patents that expire at various times through 2028, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also have eight registered trademarks in China for our products.

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

Employees

As of December 31, 2017, we employed 308 full-time persons, of which 17 are employed through our facility in Plainview, New York, 89 through VasoHealthcare, 11 through VasoHealthcare IT, 129 through our Netwolves operations, and 62 in our China operations.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts manufacturing activities primarily through its Biox facilities in China, while maintaining certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems.  The Biox facilities manufacture EECP® systems, ambulatory monitoring devices and other medical devices.

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

ITEM 1A - RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report on Form 10K. The risks and uncertainties described below are those we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuation in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial position.

Financial Risks

Achieving profitable operations is dependent on several factors.

We have reported a net loss of $4,539,000 for the year ended December 31, 2017 as compared to net income of $820,000 for the year ended December 31, 2016. This loss was primarily attributable to reduced delivery of products in our professional sales service segment since we cannot recognize revenue until orders are actually delivered. Our ability to achieve and sustain future profitability is dependent on many factors, primarily being the sufficient and timely generation and recognition of revenue in our professional sales services segment, attaining profitability in our IT segment, the success of our marketing, sales and cost reduction efforts in the equipment segment, as well as the success of our other strategic initiatives, including our China acquisitions

Risks Related to Our Business

We currently derive a significant amount of our revenue and segment operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC.  Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015.  In December 2014, the agreement was extended again through December 31, 2018, subject to earlier termination under certain circumstances including the right by GEHC to terminate without cause with certain conditions.  In December 2017, the agreement was extended through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice, making it the longest extension thus far with a remaining term of five years from the end of 2017.

A significant amount of our revenue and segment operating income arise from activities under this contract.  Moreover, our growth depends partially on the territories, customer segments and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintaining a positive relationship with GEHC.  There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions.  Should GEHC terminate, it would have a material adverse effect on our financial condition and results of operations.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act ("ACA") is designed to provide increased access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

The United States Congress already has changed the ACA. We expect that there could be more changes or even a repeal of the ACA. In any event, we anticipate that there will continue to be a number of federal and state proposals to constrain expenditures for medical products and services, which may affect payments for products such as ours. We cannot predict which, if any of such proposals will be adopted and when they might be effective, or the effect these proposals may have on our business. Other countries also are considering health reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

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

The market price of our common stock historically has been and may continue to be highly volatile.  Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

•	medical reimbursement;
•	actual or anticipated fluctuations in our operating results;
•	announcements of technological innovations, new products or pricing by our competitors;
•	the timing of patent and regulatory approvals;
•	the timing and extent of technological advancements;
•	the sales of our common stock by affiliates or other shareholders with large holdings;
•	overall market fluctuations and domestic and worldwide economic conditions; and
•	other factors described in the "Risk Factors" and elsewhere in this Report.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $69,000.  The Company's NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in May 2020 with an annual rental of approximately $169,000.  VHC-IT leases a 2,400 square foot facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2018 with an annual rental of $47,000.  The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville.  We believe that our current facilities are adequate for foreseeable current and future needs.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2020.  The annual base rent for this lease is approximately $43,000.

We lease our engineering and production facilities in China.  Specifically, we lease approximately 20,400 square feet under leases expiring in September 2019, August 2020, September 2020, and December 2020 at an aggregate annual cost of approximately $78,000 in Wuxi, China and approximately 1,500 square feet under a lease that expires in September 2018 at an annual cost of approximately $4,000 in Foshan, China.  Such leases are renewable upon expiration.

PART II

ITEM 5 –	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the OTC Market under the symbol VASO.  The number of record holders of common stock as of March 23, 2018, was approximately 970, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2017		Year ended December 31, 2016
	High	Low	High	Low
First quarter	$0.14	$0.09	$0.19	$0.16
Second quarter	$0.11	$0.09	$0.18	$0.15
Third quarter	$0.09	$0.07	$0.17	$0.13
Fourth quarter	$0.08	$0.05	$0.16	$0.11

The last bid price of the Company's common stock on March 23, 2018, was $0.06 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

ITEM 7 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (GEHC) into the health provider middle market; and

•
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company's execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company ("GE"), to further the sale of certain medical capital equipment in domestic market segments.

VasoHealthcare's current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC and third party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business now all under VasoMedical traces back to 1995 when the Company began the external counterpulsation technology in the United States.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions.  These devices primarily consist of cardiovascular diagnostic and therapeutic systems.  Its current offering consists of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems, used for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive cardiovascular device knowledge coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to domestic customers directly and sells and/or services its products in the international market mainly through independent distributors.

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

•	Continue to expand our product and service offerings as well as market penetration in our healthcare IT business.
•
Continue to expand our managed network services business in the healthcare market through our healthcare IT business and through the introduction of additional functionality to our existing capabilities.

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

•	Maintain and grow our equipment business by aligning the cost structure with revenue growth.
•	Continue to seek accretive partnership and acquisition opportunities.

Results of Operations – For the Years Ended December 31, 2017 and 2016

Total revenues increased by $199,000, or less than 1%, to $72,788,000 in the year ended December 31, 2017, from $72,589,000 in the year ended December 31, 2016.  We reported a net loss of $4,539,000 for the year ended December 31, 2017 as compared to net income of $820,000 for the year ended December 31, 2016, a decrease of $5,359,000.  The decrease in net income was primarily due to increased selling, general, and administrative ("SG&A") expenses and lower delivery volume of GEHC equipment in 2017, which led to a decrease in the professional sales service revenue and profit.  Our net loss was $0.03 per basic and diluted common share for the year ended December 31, 2017 as compared to net income of $0.01 per basic and diluted common share for the year ended December 31, 2016.

Revenues

Revenue in the IT segment was $42,581,000 for the year ended December 31, 2017 as compared to $39,448,000 for the prior year, an increase of $3,133,000, or 8%, of which $1,322,000 was attributable to growth in NetWolves revenues, and $1,811,000 to  growth in VHC-IT revenues.  At December 31, 2017 VHC-IT had an order backlog exceeding $11.4 million.

Commission revenues in the professional sales service segment decreased by $2,081,000, or 7%, to $26,443,000 in the year ended December 31, 2017, as compared to $28,524,000 in the year ended December 31, 2016.  The decrease was primarily due to lower volume of GEHC equipment delivered in 2017, partially offset by higher blended commission rates for the equipment delivered in 2017.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2017, the Company recorded on its consolidated balance sheet for this segment an increase of $3,622,000, or 20%, in deferred commission revenue to $22,126,000, of which $7,115,000 is long-term, compared to $18,504,000 of deferred commission revenue at December 31, 2016, of which $11,394,000 was long-term.  The increase in deferred revenue is due principally to higher total orders booked during the year and the decrease in equipment deliveries over the same period.

Revenue in our equipment segment decreased 18% to $3,764,000 for the year ended December 31, 2017 from $4,617,000 for the year ended December 31, 2016, as a result of a decrease in equipment sales of $704,000, or 21%, to $2,660,000 for the year ended December 31, 2017, as compared to $3,364,000 for the year ended December 31, 2016, and a decrease in equipment rentals and services revenue of $149,000, or 12%, to $1,104,000 in the year ended December 31, 2017 from $1,253,000 in the year ended December 31, 2016. The decrease in equipment sales is due primarily to a 43% decrease in EECP® sales, resulting from lower deliveries and lower average selling prices.  The decrease in revenue generated from equipment rentals and services is due primarily to lower recognition of service contract revenues.  As of December 31, 2017, the Company recorded on its consolidated balance sheet for this segment $941,000 of deferred revenue, of which $411,000 is long-term, compared to $900,000 of deferred revenue at December 31, 2016, of which $382,000 was long-term, an increase of $41,000 or 5%.  The increase in deferred revenue is due principally to higher volume of service contracts sold during the year.

Gross Profit

The Company recorded gross profit of $40,731,000, or 56% of revenue, for the year ended December 31, 2017, compared to $41,502,000, or 57% of revenue, for the year ended December 31, 2016.  The decrease of $771,000, or 2%, was due primarily to a $1,721,000 decrease in the professional sales service segment and a $370,000 decrease in the equipment segment resulting primarily from lower revenues, partially offset by a $1,320,000 increase in the IT segment.

IT segment gross profit increased to $17,623,000, or 41% of segment revenues, for the year ended December 31, 2017 as compared to $16,303,000, or 41% of segment revenues, in the prior year, an increase of $1,320,000, of which $790,000 was attributable to VHC-IT resulting from both higher revenues and higher gross profit rate, and $530,000 was attributable to NetWolves, resulting from increased revenues.

Professional sales service segment gross profit was $20,630,000, or 78% of the segment revenues, for the year ended December 31, 2017, a decrease of $1,721,000, or 8%, from segment gross profit of $22,351,000, or 78% of the segment revenue, for the year ended December 31, 2016.  The decrease in gross profit was due primarily to lower recognized revenue in 2017 as a result of a decrease in equipment delivery volume, partially offset by higher blended commission rates on the equipment delivered during the year.  Cost of commissions decreased by $360,000, or 6%, to $5,813,000 for the year ended December 31, 2017, as compared to cost of commissions of $6,173,000 in 2016.  The decrease is also due primarily to lower delivery volume.  Cost of commissions reflects commission expense associated with recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased to $2,478,000, or 66% of equipment segment revenues, for the year ended December 31, 2017 compared to $2,848,000, or 62% of equipment segment revenues, for the year ended December 31, 2016, due to lower sales volume and lower average selling prices.  Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating (Loss) Income

Operating loss was $3,832,000 for the year ended December 31, 2017 compared to operating income of $1,564,000 for the year ended December 31, 2016, a decrease of $5,396,000.  The decrease was primarily attributable to the decrease in operating income in the professional sales service segment from $7,217,000 in the year ended December 31, 2016 to $1,954,000 in that segment in the year ended December 31, 2017.  The 2017 professional sales service segment operating income reflected the impact of both lower gross profit and $3,543,000 higher SG&A costs as discussed below.  IT segment operating loss increased to $3,375,000 for the year ended December 31, 2017 from $3,227,000 for the prior year, an increase of $148,000.  The increase was attributable to a $200,000 higher operating loss at NetWolves primarily due to increased spending on infrastructure and engineering efforts, and to higher sales expenses incurred in building its order backlog for future delivery, partially offset by a $52,000 lower operating loss at VHC-IT due to higher gross profit. The healthcare IT VAR business continues to grow as reflected in the significant increase in order volume and backlog, which we anticipate to continue to grow and convert to revenue, resulting in improvement in operating performance.  Equipment segment operating loss in the year ended December 31, 2017 was $1,066,000, as compared to an operating loss of $1,064,000 in the year ended December 31, 2016, as lower gross profit was substantially matched with lower operating expenses.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2017 and 2016 were $43,618,000, or 60% of revenues, and $39,408,000, or 54% of revenues, respectively, reflecting an increase of $4,210,000 or approximately 11%. The increase in SG&A expenditures in the year ended December 31, 2017 resulted primarily from a $3,543,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related cost, and from a $969,000 increase in the IT segment resulting from increased sales compensation and bad debt costs, partially offset by lower costs in the equipment segment reflecting non-recurring 2016 costs associated with a provision for loss on loan receivables, and by lower corporate expenses.

Research and development (R&D) expenses of $945,000, or 1% of revenues, for the year ended December 31, 2017 increased by $415,000, or 78%, from $530,000, or 1% of revenues, for the year ended December 31, 2016. The increase is primarily attributable to higher new product development costs in the NetWolves operation.

Adjusted EBITDA

We define Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure, as net (loss) income, plus net interest expense (income), tax expense, depreciation and amortization, and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes.  We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2017	2016

Net (loss) income	$(4,539)	$820
Interest expense (income), net	651	634
Income tax expense	134	281
Depreciation and amortization	2,426	2,191
Share-based compensation	514	428
Adjusted EBITDA	$(814)	$4,354

Adjusted EBITDA decreased by $5,168,000, to $(814,000) in the year ended December 31, 2017 from $4,354,000 in the year ended December 31, 2016.  The decrease was primarily attributable to the change from net income to net loss, partially offset by higher fixed asset depreciation in the IT segment and higher share-based compensation as compated to the prior year.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2017 and 2016, was $(573,000) and $(463,000), respectively, an increase in net expense of $110,000.  The increase was due primarily to $40,000 higher interest expense at NetWolves and $57,000 lower other income, primarily lower value-added tax refunds, in our China operations.

Income Tax Expense

During the year ended December 31, 2017, we recorded income tax expense of $134,000, compared to $281,000 in the year ended December 31, 2016.  The Company utilized no net operating loss carryforwards for the years ended December 31, 2017 and 2016.  The decrease in income tax expense in 2017 arose primarily from the impact of the lower federal tax rates enacted in December 2017 on deferred tax liabilities arising from goodwill generated by the NetWolves acquisition.  The Company has net operating loss carryovers of approximately $39 million at December 31, 2017.

The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21%, allows net operating losses incurred in 2018 and beyond to be carried forward indefinitely, allows alternative minimum tax carryforwards to be partially refunded, beginning in 2018, and fully refunded by 2021, and creates new taxes on certain foreign sourced earnings. Ultimate realization of certain deferred tax assets is not assured due to significant uncertainties and material assumptions associated with estimates of future taxable income during the carry-forward period.  The Company currently has significant deferred tax assets.  During the year ended December 31, 2017, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $560,000 of the tax benefit related to net operating loss carryforwards will be utilized.  It remains uncertain whether the Company will generate sufficient taxable income to completely utilize its net operating loss carryforwards.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2017

We have financed our operations and investment activities from working capital.  At December 31, 2017, we had cash and cash equivalents of $5,245,000 and negative working capital of $8,217,000.  $11,891,000 in negative working capital at December 31, 2017 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  Working capital is $3,674,000 after excluding the negative working capital attributable to the net deferred balance. At March 23, 2018 the Company's cash and cash equivalents were approximately $9 million.

Cash provided by operating activities was $1,599,000 during the year ended December 31, 2017, which consisted of net loss after non-cash adjustments of $1,056,000 and cash provided by changes in operating assets and liabilities of $2,655,000. The changes in the account balances primarily reflect increases in deferred revenue of $3,663,000 and decreases in other assets of $1,036,000, partially offset by increases in deferred commission expense and accounts and other receivables of $1,732,000 and $737,000, respectively.

Cash used in investing activities during the year ended December 31, 2017 was $2,374,000 for the purchase of equipment and software.

Cash used in financing activities during the year ended December 31, 2017 was $1,052,000, primarily attributable to $384,000 in repayment of borrowings on our line of credit, $328,000 in repayments of notes issued for equipment purchases and $335,000 in net repayments of notes to related parties.

Liquidity

We expect to return to profitability in 2018, and expect to continue to generate positive operating cash flow through our existing operations.  We will continue to pursue accretive acquisitions and partnership opportunities as we look to expand our business.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2017, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Revenue Recognition - 2018 forward

In the first quarter of 2018, we will adopt Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, will replace most existing revenue recognition guidance in U.S. GAAP.

This new guidance will require certain judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures. Refer to Note B of the notes to consolidated financial statements for further discussion regarding our status of adoption/implementation.

Inventories, net

We value inventories in the equipment segment at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company occasionally places EECP® systems and other medical device products at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems and other products is transferred to property and equipment and is amortized over the next two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

In our IT Segment, we purchase computer hardware and software for specific customer requirements and value such inventories at the lower of cost or estimated market, with cost being determined on the specific identification method.

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

We also comply with the provisions of the ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017 and December 31, 2016.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017 and December 31, 2016.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As further discussed in Note O of the notes to consolidated financial statements, we have recorded the impact of certain U.S. tax reforms enacted in December 2017. We made certain assumptions and estimates in determining such impact, which is primarily the revaluation of our net deferred tax liability to the lower enacted tax rate.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 and have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

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

Based on this evaluation and those criteria, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2017 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
The Company held its annual meeting of stockholders on October 17, 2017.  At the meeting, the Company's shareholders voted to approve the following proposals:

1.	The election of two directors in Class III – David Lieberman and Jun Ma - to hold office until the 2020 Annual Meeting of Stockholders; and,
2.	The appointment of Marcum LLP as our independent registered public accountants for the year ending December 31, 2017.

Approved Proposals	Shareholder votes cast
	For	Withheld	Against	Abstain
Election of Directors
David Lieberman	89,396,401	10,428,637	-	-
Jun Ma	89,746,676	10,078,362	-	-

Appointment of public accountants	123,306,576	-	16,555,724	1,443,041

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant

As of March 23, 2018, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	62	Chairman of the Board and Director	June, 2015
David Lieberman	73	Vice Chairman of the Board and Director	February, 2011
Jun Ma	54	President, Chief Executive Officer and Director	June, 2007
Peter C. Castle	49	Chief Operating Officer and Director	August, 2010
Randy Hill	71	Director	April, 2013
Behnam Movaseghi (1) (2)	64	Director	July, 2007
Edgar Rios (1)	65	Director	February, 2011

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

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company's prior consulting agreement with Edgary Consultants, LLC. Most recently from 2008 thru the end of 2016, Mr. Rios was the Co-founder, CEO and Managing Member of SHD Oil & Gas LLC, an oil and gas exploration and development firm operating on the reservation of the Three Affiliate Tribes in North Dakota. Previously, Mr. Rios was a co-founder, Executive Vice President, General Counsel and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002 and continued as a senior executive with United Healthcare through 2007. Prior to co-founding AmeriChoice,  Mr. Rios was a senior executive with a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios serves on the Board of  Advisors of Columbia Law School. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and the Brookings Institution in Washington; and as a director of the An-Bryce Foundation and Los Padres Foundation in Virginia. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the year ended December 31, 2017, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2017, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  None of these persons have been officers or employees of the Company at the time of their position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2017 there were:

•	4 meetings of the Board of Directors
•	4 meetings of the Audit Committee
•	2 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2017 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 23, 2018 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	54	President, Chief Executive Officer
Peter C. Castle	49	Chief Operating Officer
Michael J. Beecher	73	Chief Financial Officer and Secretary
Jonathan P. Newton	57	Vice President of Finance and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION
The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2017	375,000	45,000	18,000				61,870	499,870
Chief Executive Officer	2016	375,000	30,000	216,000				67,831	688,831
Peter C. Castle	2017	350,000	20,000	18,000				45,341	433,341
Chief Operating Officer	2016	350,000	-	144,000				59,352	553,352
Shawl Lobree	2017	300,000	100,000	-				23,597	423,597
President of VasoHealthcare	2016	300,000	100,000	149,000				12,506	561,506
Michael J. Beecher	2017	215,000	15,000	4,500				14,564	249,064
Chief Financial Officer and Secretary	2016	215,000	15,000	81,000				16,512	327,512
Jonathan P. Newton	2017	175,000	10,000	3,000				15,652	203,652
Vice President of Finance and Treasurer	2016	175,000	10,000	54,000				17,280	256,280

1.
Represents fair value on the date of grant.  See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2017 for a discussion of the relevant assumptions used in calculating grant date fair value.

2.	Represents tax gross-ups, vehicle allowances, Company-paid life insurance, and amounts matched in the Company's 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD						350,000	17,500	-	-

Peter C. Castle						700,000	35,000	-	-

Michael J. Beecher						150,000	7,500	-	-

Jonathan P. Newton						100,000	5,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	350,000	7/5/2018

Peter C. Castle	250,000	6/15/2018
	200,000	7/5/2018
	250,000	6/15/2019

Michael J. Beecher	150,000	7/5/2018

Jonathan P. Newton	100,000	7/5/2018

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

401(k) Plan
The Company maintained two defined contribution plans to provide retirement benefits for its employees during 2016 - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC ("NetWolves") 401(k) Plan adopted in January 2015.  At December 31, 2016, the NetWolves 401(k) Plan was terminated and all NetWolves employees became eligible to join the Vasomedical 401(k) Plan in January 2017.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan. In the years ended December 31, 2017 and 2016 the Company made discretionary contributions of approximately $116,000 and $67,000, respectively, to match a percentage of employee contributions.

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

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	40,000	-	-	-	-	18,711	58,711
Jun Ma, PhD	-	-	-	-	-	-	-
Randy Hill	30,000	-	-	-	-	101,500	131,500
Peter Castle	-	-	-	-	-	-	-
Joshua Markowitz	50,000	-	-	-	-	1,500	51,500
Behnam Movaseghi	55,000	-	-	-	-	1,500	56,500
Edgar Rios	55,000	-	-	-	-	1,500	56,500

(1) Represents tax gross-up, health benefit premiums, and consulting fees.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of shares of our common stock as of March 23, 2018 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Simon Srybnik (3) (4)	55,738,318	33.66%
Estate of Louis Srybnik (3) (4)	45,165,993	27.27%
Jun Ma, PhD**	4,879,841	2.95%
Peter Castle **	2,825,000	1.71%
Edgar Rios**	1,625,000	*
David Lieberman **	1,599,200	*
Behnam Movaseghi **	1,189,404	*
Michael J. Beecher **	1,165,400	*
Randy Hill**	950,000	*
Jonathan Newton **	725,000	*
Joshua Markowitz **	350,000	*

** Directors and executive officers as a group (9 persons)	15,308,845	9.24%

*Less than 1% of the Company's common stock

1.	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
2.	Applicable percentages are based on 165,600,550 shares of common stock outstanding as of March 23, 2018, adjusted as required by rules promulgated by the SEC.
3.
Simon Srybnik and the estate of his brother Louis Srybnik are the sole shareholders of Kerns, which is the record holder of 25,714,286 shares. The reporting persons, accordingly, share voting and dispositive powers over the 25,714,286 shares held by Kerns. As a result, they may be deemed to be the co-beneficial owners of an aggregate of 25,714,286 shares.  Mr. Simon Srybnik also holds sole dispositive power over 748,125 shares of common stock awarded him as of December 31, 2017, as well as 11,460,900 additional shares of common stock.  The estate of Louis Srybnik holds sole dispositive power over 1,636,700 shares of common stock.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	2,503,958	$0.00	3,210,676

Total	2,503,958		3,210,676

(1) Includes 2,503,958 shares of restricted common stock granted, but unissued, under the 2013 Plan.  The exercise price for the stock grants is zero.  15,059 shares, 270,617 shares, and 2,925,000 shares remain available for future grants under the 2010 Plan, 2013 Plan, and 2016 Plan, respectively.

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

The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.  As set forth in the following table, three directors of the Company provided funds in excess of $120,000 through Medtech during 2015.  No principal payments have made for the year ended December 31, 2017 and interest payments made during the year ended December 31, 2017 to these three directors are as indicated in the table below:

	Principal	Interest
	Outstanding	Paid
Peter C. Castle	$750,000	$68,438
David Lieberman	$700,000	$63,875
Jun Ma, PhD	$300,000	$27,375

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $340,000 were billed by the firm for the year ended December 31, 2017 at which date no amounts were outstanding.

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
We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2017, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.
ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2017 and 2016.  The following table sets forth all fees for such periods:

	2017	2016
Audit fees	$261,445	$252,925
Tax fees	-	-
All other fees	-	-

Total	$99,986	$252,925

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(3)(i)	(a)	Restated Certificate of Incorporation (2)
	(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (8)
	(c)	Certificate of Amendment to Certificate of Incorporation (16)
(3)(ii)		By-Laws (1)
(4)	(a)	Specimen Certificate for Common Stock (1)
	(b)	Specimen Certificate for Series E Convertible Preferred Stock (10)
	(c)	Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC (14)
(10)	(a)	1995 Stock Option Plan (3)
	(b)	Outside Director Stock Option Plan (3)
	(c)	1997 Stock Option Plan (4)
	(d)	1999 Stock Option Plan, as amended (5)
	(e)	2004 Stock Option/Stock Issuance Plan (6)
	(f)	Securities Purchase Agreement dated June 21, 2007 between Registrant and Kerns Manufacturing Corp. (7)
	(g)	Form of Common Stock Purchase Warrant to dated June 21, 2007 (7)
	(h)	Registration Rights Agreement dated June 21, 2007 between Registrant, Kerns Manufacturing Corp. and Living Data Technology Corporation. (7)
	(i)	Form of Stock Purchase Agreement (8)
(j)
Redacted Sales Representative Agreement between GE Healthcare Division of General Electric
Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc.
dated as of May 19, 2010 (9).

	(k)	2010 Stock Plan (10).
	(l)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (13)
	(m)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (11)
(n)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric
Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of
June 20, 2012 (12)

	(o)	2013 Stock Plan (17)
	(p)	Asset Purchase and Sale Agreement, dated as of May 29, 2015, by and among Vasomedical, Inc., VasoTechnology, Inc., NetWolves LLC and NetWolves Corporation (14)
	(q)	Subordinated Security Agreement dated as of May 29, 2015 by and between Vasomedical, Inc. and MedTechnology Investments LLC (14)
	(r)	Employment Agreement dated as of June 1, 2015 between Vasomedical, Inc. and Peter C. Castle (15)
	(s)	2016 Stock Plan (18)

(21)   Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company

Vaso Diagnostics, Inc.	New York	100%
VasoMedical, Inc.	Delaware	100%
Vasomedical Global Corp	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
NetWolves Network Services LLC	Florida	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%
VSK Medical Limited	Cayman Islands	49.9%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14
(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________
(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated January 24, 1995.
(4)	Incorporated by reference to Proxy Statement dated December 4, 1997.
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2000.
(6)	Incorporated by reference to Notice of Annual Meeting of Stockholders dated October 28, 2004.
(7)	Incorporated by reference to Report on Form 8-K dated June 21, 2007.
(8)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(9)	Incorporated by reference to Report on Form 8-K/A dated May 19, 2010 and filed November 9, 2010.
(10)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(11)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(12)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(13)	Incorporated by reference to Report on Form 8-K dated March 21, 2011.
(14)	Incorporated by reference to Report on Form 8-K dated May 29, 2015.
(15)	Incorporated by reference to Report on Form 8-K dated October 8, 2015.
(16)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016.
(17)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2013.
(18)	Incorporated by reference to Report on Form 10-Q for the quarter ended June 30, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2018.

VASO CORPORATION
By: /s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2018 by the following persons in the capacities indicated:

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
Behnam Movaseghi

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income
for the years ended December 31, 2017 and 2016	F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2017 and 2016	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-7 – F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and  comprehensive (loss) income, stockholders' equity and cash flows for each of the  two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2014.

Melville, NY
April 2, 2018

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,245	$7,087
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,872 at December 31,
2017 and $4,159 at December 31, 2016	13,225	12,741
Receivables due from related parties	20	18
Inventories, net	2,355	2,395
Deferred commission expense	3,649	1,917
Prepaid expenses and other current assets	993	925
Total current assets	25,487	25,083

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$4,980 at December 31, 2017 and $3,835 at December 31, 2016	4,719	4,021
GOODWILL	17,471	17,280
INTANGIBLES, net	5,254	5,996
OTHER ASSETS, net	3,847	5,001
	$56,778	$57,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,423	$5,219
Accrued commissions	2,467	2,139
Accrued expenses and other liabilities	5,272	5,275
Sales tax payable	787	718
Income taxes payable	65	30
Deferred revenue - current portion	15,540	7,628
Notes payable and capital lease obligations - current portion	3,674	4,245
Notes payable - related parties - current portion	86	-
Due to related party	390	396
Total current liabilities	33,704	25,650

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,834	4,935
Notes payable - related parties	259	648
Deferred revenue	7,526	11,776
Deferred tax liability	220	112
Other long-term liabilities	1,083	1,349
Total long-term liabilities	13,922	18,820

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
175,741,970 and 173,811,533 shares issued at December 31, 2017 and 2016, respectively; 165,433,883 and 163,503,446 shares
outstanding at December 31, 2017 and 2016, respectively	176	174
Additional paid-in capital	63,363	62,856
Accumulated deficit	(52,329)	(47,790)
Accumulated other comprehensive loss	(58)	(329)
Treasury stock, at cost, 10,308,087 shares at December 31, 2017 and 2016	(2,000)	(2,000)
Total stockholders' equity	9,152	12,911
	$56,778	$57,381
See Note B for Variable Interest Entity disclosures

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year ended December 31,
	2017	2016
Revenues
Managed IT systems and services	$42,581	$39,448
Professional sales services	26,443	28,524
Equipment sales and services	3,764	4,617
Total revenues	72,788	72,589

Cost of revenues
Cost of managed IT systems and services	24,958	23,145
Cost of professional sales services	5,813	6,173
Cost of equipment sales and services	1,286	1,769
Total cost of revenues	32,057	31,087
Gross profit	40,731	41,502

Operating expenses
Selling, general and administrative	43,618	39,408
Research and development	945	530
Total operating expenses	44,563	39,938
Operating (loss) income	(3,832)	1,564

Other income (expense)
Interest and financing costs	(674)	(650)
Interest and other income, net	101	187
Total other expense, net	(573)	(463)

(Loss) income before income taxes	(4,405)	1,101
Income tax expense	(134)	(281)
Net (loss) income	(4,539)	820

Other comprehensive (loss) income
Foreign currency translation gain (loss)	271	(249)
Comprehensive (loss) income	$(4,268)	$571

(Loss) income per common share
- basic and diluted	$(0.03)	$0.01

Weighted average common shares outstanding
- basic	162,213	159,138
- diluted	162,213	159,396

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	168,750	$168	(10,308)	$(2,000)	$62,263	$(48,610)	$(80)	$11,741
Share-based compensation	3,949	4	-	-	424	-	-	428
Shares issued to settle liability	1,113	2	-	-	176	-	-	178
Shares not issued for employee tax liability	-	-	-	-	(7)	-	-	(7)
Foreign currency translation loss	-	-	-	-	-	-	(249)	(249)
Net income	-	-	-	-	-	820	-	820
Balance at December 31, 2016	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,930	2	-	-	512	-	-	514
Shares not issued for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation gain	-	-	-	-	-	-	271	271
Net loss	-	-	-	-	-	(4,539)	-	(4,539)
Balance at December 31, 2017	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
								.

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(4,539)	$820
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	2,426	2,158
Deferred income taxes	216	226
Loss from interest in joint venture	20	9
Loss on disposal of property and equipment	3	-
Provision for doubtful accounts and commission adjustments	271	140
Amortization of debt issue costs	33	33
Share-based compensation	514	428
Provision for allowance for loss on loan receivable	-	412
Changes in operating assets and liabilities:
Accounts and other receivables	(737)	(1,282)
Receivables due from related parties	(25)	563
Inventories, net	87	(602)
Deferred commission expense	(1,732)	335
Prepaid expenses and other current assets	(66)	(418)
Other assets, net	1,036	(983)
Accounts payable	197	1,270
Accrued commissions	296	108
Accrued expenses and other liabilities	(6)	1,055
Sales tax payable	67	50
Income taxes payable	33	(171)
Deferred revenue	3,663	887
Deferred tax liability	108	-
Other long-term liabilities	(266)	177
Net cash provided by operating activities	1,599	5,215

Cash flows from investing activities
Purchases of equipment and software	(2,374)	(1,866)
Redemption of short-term investments	-	38
Investment in VSK	-	(422)
Net cash used in investing activities	(2,374)	(2,250)

Cash flows from financing activities
Net borrowings on revolving line of credit	(384)	2,624
Debt issuance costs	-	(130)
Payroll taxes paid by withholding shares	(5)	(7)
Repayment of notes payable and capital lease obligations	(328)	(304)
Proceeds from note payable - related party	-	300
Payments on notes payable - related parties	(335)	(564)
Net cash (used in) provided by financing activities	(1,052)	1,919
Effect of exchange rate differences on cash and cash equivalents	(15)	43

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,842)	4,927
Cash and cash equivalents - beginning of year	7,087	2,160
Cash and cash equivalents - end of year	$5,245	$7,087

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$639	$795
Income taxes paid	$58	$549

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$-	$124
Equipment acquired through capital lease	$-	$387
Liability settled through issuance of common stock	$-	$178

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

NOTE A – DESCRIPTION OF BUSINESS

Vaso Corporation (formerly Vasomedical, Inc.) was incorporated in Delaware in July 1987.  For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business mixture, and continues to use the original name VasoMedical for its proprietary medical device subsidiary. Unless the context requires otherwise, all references to "we", "our", "us", "Company", "registrant", "Vaso" or "management" refer to Vaso Corporation and its subsidiaries.

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare ("GEHC") into the health provider middle market; and

•
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement ("VAR Agreement") with GEHC to become a national value added reseller of GEHC Digital's software solutions such as Picture Archiving and Communication System ("PACS"), Radiology Information System ("RIS"), and related services, including implementation, training, management and support.  This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp. ("VHC IT"), was formed to conduct the healthcare IT business.

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

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement ("GEHC Agreement") was for three years ending June 30, 2013; in 2012 it was extended to June 30, 2015, again in 2014 to December 31, 2018, and again in 2017 to December 31, 2022, subject to earlier termination under certain circumstances.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
VasoMedical

The proprietary medical equipment business now all under VasoMedical traces back to 1995 when the Company began the external counterpulsation technology in the United States.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions.

The Company's Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. ("LET") based in Foshan, China, and Biox Instruments Co. Ltd. ("Biox") based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox is a variable interest entity ("VIE") controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China.  Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.  In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and plans to close LET in 2018.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. ("PSK") of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited ("VSK"), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK (see Note R).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Vaso Corporation, its wholly-owned subsidiaries, and the variable interest entity where the Company is the primary beneficiary. Significant intercompany balances and transactions have been eliminated.  The Company's minority interest in the VSK joint venture is accounted for using the equity method of accounting and is included in other assets in the amount of $494,000 and $514,000 at December 31, 2017 and 2016, respectively.

Variable Interest Entity

Basic Information

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Biox is a Variable Interest Entity ("VIE"). Laws and regulations of the Peoples Republic of China ("PRC") prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary Gentone, entered into a series of contractual arrangements with Biox and its registered shareholders to enable the Company, to:

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

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. VIE assets can be used to settle obligations of the primary beneficiary.  The financial information of Biox, which was included in the accompanying consolidated financial statements, is presented as follows:

	(in thousands)
	As of December 31, 2017	As of December 31, 2016

Cash and cash equivalents	$41	$13
Total assets	$1,599	$1,451
Total liabilities	$1,745	$1,133

	(in thousands)
	Year ended December 31,
	2017	2016

Total net revenue	$1,597	$1,850

Net (loss) income	$(524)	$185

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, the adequacy of inventory reserves, and allocation of fair value among the elements of the multi-deliverable arrangements.  Actual results could differ from those estimates.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Revenue Recognition

The following is a discussion of revenue recognition policies followed by the Company through 2017. Refer to "Recently Issued Accounting Pronouncements" below for discussion regarding new revenue guidance effective for 2018.

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

For the Years Ended December 31, 2017 and 2016
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

For the Years Ended December 31, 2017 and 2016
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

For the Years Ended December 31, 2017 and 2016
Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales.  Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Research and Development

Research and development costs attributable to development are expensed as incurred.

Share-Based Compensation

The Company complies with ASC Topic 718, "Compensation – Stock Compensation" ("ASC 718"), and ASC Topic 505, "Equity" ("ASC 505"), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values.  For employees and non-employee directors, the fair value is measured on the grant date and for non-employees, the fair value is measured on the measurement date and re-measured at each reporting period until performance is complete.  The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees.  The forfeiture rate is estimated based primarily on job title and prior forfeiture experience.   The Company did not grant any awards to non-employees during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company granted 50,000 restricted shares of common stock valued at $6,000 to non-officer employees, and 925,000 restricted shares of common stock valued at $111,000 to officers.  The 975,000 shares granted vested on April 1, 2017.  The total fair value of shares vested during the year ended December 31, 2017 was $467,000 for employees.  The weighted average grant date fair value of shares granted during the year ended December 31, 2017 was $0.12 per share.

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

The Company did not grant any stock options during the years ended December 31, 2017 or 2016, nor were any options exercised during such periods.

Share-based compensation expense recognized for the years ended December 31, 2017 and 2016 was $514,000 and $428,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $474,000 at December 31, 2017 and will be recognized over a weighted-average period of approximately 12 months.

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

For the Years Ended December 31, 2017 and 2016
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

The changes in the Company's allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Beginning Balance	$4,159	$3,863
Provision for losses on accounts receivable	157	140
Direct write-offs, net of recoveries	(212)	(85)
Commission adjustments	768	241
Ending Balance	$4,872	$4,159

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers' financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2017 and 2016, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable.  In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC's financial position.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation ("FDIC") coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company's foreign bank balances, which aggregated approximately $709,000 and $284,000 at December 31, 2017 and 2016, respectively.

Inventories, net

The Company values inventories in the equipment segment at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company occasionally places EECP® systems and other medical device products at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these EECP® systems is transferred to property and equipment and is amortized over two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
In our IT Segment, we purchase computer hardware and software for specific customer requirements and value such inventories using the specific identification method.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, "Intangibles: Goodwill and Other". Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value.  If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the two-step quantitative process. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.  No impairment loss was recorded as of December 31, 2017 and 2016.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $398,000 and $217,000 in software development costs for the years ended December 31, 2017 and 2016, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset's carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  No assets were determined to be impaired as of December 31, 2017 and 2016.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

We record revenue on extended service contracts ratably over the term of the related service contracts.  Under the provisions of ASC 605, we defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for service obligations ratably over the service period, which is generally one year. (See Note I)

Income Taxes

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

The Company also complies with the provisions of ASC Topic 740, "Income Taxes", which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017 and 2016.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2017 and 2016.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2014.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation (Gain) Loss and Comprehensive (Loss) Income

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process.  Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income on the accompanying consolidated balance sheets.  For the years ended December 31, 2017 and 2016, other comprehensive (loss) income includes gains (losses) of $271,000 and $(249,000), respectively, which were entirely from foreign currency translation.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Net (Loss) Income Per Common Share

Basic (loss) income per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the year ended
	December 31, 2017	December 31, 2016

Basic weighted average shares outstanding	162,213	159,138
Dilutive effect of options and unvested restricted shares	-	258
Diluted weighted average shares outstanding	162,213	159,396

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2017 and 2016, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the year ended
	December 31, 2017	December 31, 2016

Restricted common stock grants	4,204	2,763

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Revenue Recognition – 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard ("ASC 606") which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition.

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method.  Such method provides that the cumulative effect from prior periods upon applying ASC 606 is recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings.  Prior periods will not be retrospectively adjusted. The Company's future financial statements will include additional disclosures as required by ASC 606.  The adoption of ASC 606 will impact the amount and timing of our revenue and expense recognition as follows:

•
In our professional sales service segment, our commission revenue rate and related cash receipts are a function of targets achieved.  In 2017 and before, we recorded revenue during the year at the rate we achieved and were paid on until it was known that a higher rate was achieved. In 2018, we will record revenue at the estimated final rate throughout the year and record an unbilled receivable for the difference between the current billing rate and the estimated final rate expected to be achieved.

•
In our IT and equipment segments, we have determined the only significant incremental costs incurred to obtain contracts with customers within ASC 606 are certain sales commissions paid to associates. Under current U.S. GAAP, we recognize sales commissions as incurred.  Under ASC 606, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations. We currently estimate that upon adoption we will record a cumulative effect adjustment related to such commission expense increasing both deferred commission expense and retained earnings within our consolidated balance sheets by approximately $152,000. We expect to use the practical expedient available to expense sales commissions for contracts having an original duration of one year or less.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Leases

In February 2016, The FASB issued ASU 2016-02 (Topic 842), "Leases". ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This new standard would be effective for the Company beginning January 1, 2019 with early adoption permitted.  The Company is still evaluating the impact adoption of this standard will have on its Consolidated Financial Statements.

Goodwill

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization – defined as net (loss) income, plus net interest expense (income), tax expense, depreciation and amortization, and non-cash expenses for share-based compensation). Administrative functions such as finance and human resources are centralized and related expenses allocated to each segment.  Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below.  There are no intersegment revenues.  Summary financial information for the segments is set forth below:

	(in thousands)
	Year ended December 31,
	2017	2016

Revenues from external customers
IT	$42,581	$39,448
Professional sales service	26,443	28,524
Equipment	3,764	4,617
Total revenues	$72,788	$72,589

Gross Profit
IT	$17,623	$16,303
Professional sales service	20,630	22,351
Equipment	2,478	2,848
Total gross profit	$40,731	$41,502

Operating (loss) income
IT	$(3,375)	$(3,227)
Professional sales service	1,954	7,217
Equipment	(1,066)	(1,064)
Corporate	(1,345)	(1,362)
Total operating (loss) income	$(3,832)	$1,564

Capital expenditures
IT	$2,185	$1,567
Professional sales service	127	238
Equipment	43	59
Corporate	19	2
Total cash capital expenditures	$2,374	$1,866

	(in thousands)
	December 31, 2017	December 31, 2016

Identifiable Assets
IT	$28,320	$27,724
Professional sales service	15,658	14,611
Equipment	7,830	7,446
Corporate	4,970	7,600
Total assets	$56,778	$57,381

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

For the years ended December 31, 2017 and 2016, GEHC accounted for 36% and 39% of revenue, respectively.  Also, GEHC accounted for $8.9 million, or 67%, and $7.9 million, or 62%, of accounts and other receivables at December 31, 2017 and 2016, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	For the year ended
	December 31, 2017	December 31, 2016
Domestic (United States)	$70,719	$70,075
Non-domestic (foreign)	2,069	2,514
	$72,788	$72,589

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company's accounts and other receivables as of December 31, 2017 and 2016:

	(in thousands)
	December 31, 2017	December 31, 2016

Trade receivables	$18,056	$16,470
Due from employees	41	430
Allowance for doubtful accounts and
commission adjustments	(4,872)	(4,159)
Accounts and other receivables, net	$13,225	$12,741

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
NOTE E – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2017	December 31, 2016

Raw materials	$530	$501
Work in process	449	727
Finished goods	1,376	1,167
	$2,355	$2,395

At December 31, 2017 and 2016, the Company maintained reserves for slow moving inventories of $746,000 and $827,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2017	December 31, 2016
Office, laboratory and other equipment	$2,953	$2,756
Equipment furnished for customer
or clinical uses	6,615	4,981
Furniture and fixtures	131	119
	9,699	7,856
Less: accumulated depreciation	(4,980)	(3,835)
Property and equipment, net	$4,719	$4,021

Depreciation expense amounted to approximately $1,290,000 and $1,020,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the IT segment.  The remaining $3,096,000 of goodwill is attributable to the Equipment segment.  The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Carrying amount for the year ended
	December 31, 2017	December 31, 2016

Beginning of year	$17,280	$17,484
Foreign currency translation adjustment	191	(204)
End of year	$17,471	$17,280

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2017	December 31, 2016
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,501)	(1,768)
	3,330	4,063

Patents and Technology
Costs	2,331	2,363
Accumulated amortization	(1,260)	(1,061)
	1,071	1,302

Software
Costs	1,819	1,394
Accumulated amortization	(966)	(763)
	853	631

	$5,254	$5,996

The Company owns five US patents including four utility and one design patents that expire at various times through 2023, and, through our Chinese subsidiaries, we own sixteen invention and utility patents that expire at various times through 2028, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $1,136,000 and $1,138,000 for the years ended December 31, 2017 and 2016, respectively.  Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2018	$1,035
2019	913
2020	829
2021	751
2022	452
Total	$3,980

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2017	December 31, 2016

Deferred commission expense - noncurrent	$1,867	$2,967
Trade receivables - noncurrent	968	1,064
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2017 and 2016	1,012	970
	$3,847	$5,001

NOTE I – DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the year ended
	December 31, 2017	December 31, 2016

Deferred revenue at beginning of year	$19,404	$18,516
Additions:
Deferred extended service contracts	705	502
Deferred in-service and training	20	23
Deferred service arrangements	43	55
Deferred commission revenues	14,779	13,120
Recognized as revenue:
Deferred extended service contracts	(661)	(753)
Deferred in-service and training	(20)	(28)
Deferred service arrangements	(45)	(47)
Deferred commission revenues	(11,159)	(11,984)
Deferred revenue at end of year	23,066	19,404
Less: current portion	15,540	7,628
Long-term deferred revenue at end of year	$7,526	$11,776

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2017	December 31, 2016

Accrued compensation	$1,181	$1,133
Accrued expenses - other	2,207	1,140
Other liabilities	1,884	3,002
	$5,272	$5,275

NOTE K – RELATED-PARTY TRANSACTIONS

The Company accounts for its investment in VSK using the equity method.  At December 31, 2017, the Company had contributed capital of $522,000 to VSK, and had an amount due to VSK of $378,000, net.  The Company's pro-rata share in VSK's loss from operations approximated $20,000 for the year ended December 31, 2017, and is included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive (loss) income. In March 2018, the Company sold its interest in VSK (see Note R).

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $340,000 were billed by the firm for each of the years ended December 31, 2017 and 2016, at which dates no amounts were outstanding.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. ("Genwell"), located in Wuxi, China for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date).  The Company issued the RMB6,250,000 note as part of the acquisition payment and, in May 2015, modified the note to change the interest rate from 5% to 9% per annum, effective August 28, 2015, and to extend the maturity date from August 26, 2015 to August 26, 2019.  In July 2017 and October 2017, the Company made partial principal payments aggregating RMB2,250,000 (approximately $335,000), plus accrued interest, on notes payable to the president of LET and the president of Biox.  Unsecured notes and accrued interest aggregating approximately $354,000, and $663,000 was payable to officers of Biox at December 31, 2017 and 2016, respectively.

NOTE L – DEBT AND LEASE OBLIGATIONS

Debt and lease obligations consist of the following:

	(in thousands)
	December 31, 2017	December 31, 2016

Line of credit	$3,393	$3,780
Unsecured term loan	153	144
Notes payable - DFS	-	198
Notes payable - MedTech (net of $46 and $79 in debt issue costs
at December 31, 2017 and 2016, respectively)	4,754	4,721
Notes payable - related parties	345	648
Capital lease obligations	208	337
Total debt and lease obligations	8,853	9,828
Less: current portion (including related parties)	(3,760)	(4,245)
	$5,093	$5,583

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Line of Credit

In August 2017, NetWolves' lending institution extended its $4.0 million line of credit.  Advances under the line, which expires on March 31, 2018, bear interest at a rate of LIBOR plus 2.25% (aggregating 3.82% and 3.02% at December 31, 2017 and 2016, respectively) and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At December 31, 2017, the Company had drawn approximately $3.4 million against the line.

In August 2016, the Company executed an additional $2.0 million line of credit agreement with the same institution.  Advances under the line, which was extended in August 2017 to expire on March 31, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  No advances under the line had been drawn as of December 31, 2017 and 2016. The line of credit agreement includes certain financial covenants.  At December 31, 2017 and 2016, the Company was not in compliance with both and one of such covenants, respectively.

In March 2018, both lines of credit were extended through June 29, 2018 (see Note R).

Unsecured Term Loan

In November 2017, Biox extended its one-year unsecured term loan of RMB1,000,000 (approximately $153,000) with a Chinese bank for an additional year maturing on November 30, 2018.  The loan bears interest at 5.22% per year.

Notes Payable

The Company financed certain NetWolves equipment purchases through notes payable to Dell Financial Services ("DFS").  The notes, which were secured by the financed equipment, bore interest at a fixed rate of 6.55% per annum, and were payable in 36 monthly installments. The final installment was paid in October 2017.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Capital lease obligations

In July 2016, the Company entered into two three-year lease agreements for network equipment installed at its Florida data center.  Assets under capital leases and related accumulated amortization is recorded under property and equipment in the accompanying consolidated balance sheets.  The future minimum lease payments as of December 31, 2017 are set forth in the following table:

(in thousands)
Years ending December 31,
2018	$143
2019	85
228
Portion representing interest	(13)
Portion representing executory costs	(7)
Total capital lease obligations	$208

Total amounts payable by the Company under its various debt and capital lease obligations outstanding as of December 31, 2017 are:

	(in thousands)
Years ending December 31,	Debt	Capital leases	Total
2018	3,632	$128	$3,760
2019	5,059	80	5,139
Total	$8,691	$208	$8,899

NOTE M – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People's Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2017 and 2016, statutory reserves aggregating approximately $35,000 were recorded in the Company's consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

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

For the Years Ended December 31, 2017 and 2016
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

During the year ended December 31, 2017, options to purchase 600,000 shares of common stock under the 2004 Plan at an exercise price of $0.12 were retired.

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

No shares or options were granted under the 2010 Plan during the year ended December 31, 2017, and 10,000 shares were forfeited.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
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

During the year ended December 31, 2017, no shares of common stock were granted under the 2013 Plan, 59,375 shares were forfeited, and 84,355 shares were withheld for withholding taxes.

No options were granted under the 2013 Plan during the year ended December 31, 2017.

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

In March 2017, 975,000 restricted shares of common stock under the 2016 Plan were granted to officers and key employees.  The shares vested on April 1, 2017.

Stock option activity under all the plans for the year ended December 31, 2017 is summarized as follows:

		Outstanding Options
	Shares Available for Future Issuance	Number of Shares	Range of Exercise Price per Share	Weighted Average Exercise Price
Balance at December 31, 2016	-	600,000	$0.12	$0.12
Options canceled under 2004 Plan	-	(600,000)	$0.12	$0.12
Balance at December 31, 2017	-	-	-	-

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

The following table summarizes non-vested restricted shares for the year ended December 31, 2017:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	3,504,215	2,827,500	$0.18
Authorized	7,500,000	-	$-
Granted	(7,276,307)	7,276,307	$0.15
Vested	-	(3,036,644)	$0.17
Forfeited	304,038	(304,038)	$0.17
Balance at December 31, 2016	4,031,946	6,763,125	$0.16
Authorized	-	-	$-
Granted	(975,000)	975,000	$0.12
Vested	-	(3,380,437)	$0.15
Forfeited	153,730	(153,730)	$0.16
Balance at December 31, 2017	3,210,676	4,203,958	$0.16

There were 68,543,396 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE O - INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21%, allows net operating losses incurred in 2018 and beyond to be carried forward indefinitely, allows alternative minimum tax carryforwards to be partially refunded, beginning in 2018, and fully refunded by 2021, and creates new taxes on certain foreign sourced earnings.
The following is a geographical breakdown of (loss) income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2017	2016
Domestic	$(4,161)	$1,121
Foreign	(244)	(20)
(Loss) income before provision for income taxes	$(4,405)	$1,101

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2017	2016
Current (benefit) provision
Federal	$(154)	$8
State	59	47
Foreign	13	-
Total current (benefit) provision	(82)	55

Deferred provision
Federal	168	169
State	48	57
Foreign	-	-
Total deferred provision	216	226

Total provision for income taxes	$134	$281

Effective income tax rate	-3.04%	25.52%

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Income tax expense for the year ended December 31, 2017 was $134,000 due primarily to $216,000 in tax expense related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition and $59,000 in state income taxes, partially offset by $154,000 in federal tax benefit resulting from the recognition of an alternative minimum tax refund.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2017	December 31, 2016
	%	%
Federal statutory rate	34.00	34.00
State income taxes	(1.34)	4.94
Change in valuation allowance
relating to operations	(42.38)	(22.34)
Impact of federal statutory rate change	(6.44)	-
Impact of federal statutory rate change on valuation allowance	13.74	-
Foreign tax rate differential	(2.20)	-
Nondeductible expenses	(1.93)	8.92
Minimum tax credit refundable	3.51	-
	(3.04)	25.52

The effective tax rate decreased mainly due to the change from net income in 2016 to net loss in 2017 and from the impact of the decrease in federal income tax rate in 2018 on deferred tax liabilities related to goodwill.

As of December 31, 2017, the recorded deferred tax assets were $13,115,000, reflecting a decrease of $4,245,000 during the year ended December 31, 2017, which was offset by a valuation allowance of $11,758,000, reflecting a decrease of $3,937,000.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforwards	$10,623	$14,106
Amortization	262	282
Stock-based compensation	49	73
Allowance for doubtful accounts	36	76
Reserve for obsolete inventory	235	351
Tax credits	438	557
Expense accruals	579	392
Deferred revenue	893	1,523
Total gross deferred taxes	13,115	17,360
Valuation allowance	(11,758)	(15,695)
Net deferred tax assets	1,357	1,665

Deferred Tax Liabilities:
Deferred commissions	(224)	(337)
Goodwill	(668)	(607)
Differences in timing of revenue recognition	(112)	(112)
Depreciation	(573)	(613)
Total deferred tax liabilities	(1,577)	(1,669)

Total deferred tax assets (liabilities)	(220)	(4)

Recorded as:
Non-current deferred tax assets (in other assets)	-	108
Non-current deferred tax liabilities	(220)	(112)
Total deferred tax assets (liabilities)	$(220)	$(4)

The activity in the valuation allowance is set forth below:

	(in thousands)
	2017	2016
Valuation allowance, January 1,	$15,695	$16,170
Partial release of allowance	-	-
Change in valuation allowance	(3,937)	(475)
Valuation allowance, December 31,	$11,758	$15,695

At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39 million expiring at various dates from 2020 through 2037.  No net operating loss carryforwards expired in the years ended December 31, 2017 and 2016.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

NOTE P - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to early termination under certain circumstances, making it the longest extension thus far with a remaining term of five years from December 31, 2017.  Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia.  The circumstances under which early termination of the agreement may occur include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network and share certain GEHC sales costs.

Facility Leases

The Company leases a facility in Plainview, New York, under a seven-year agreement expiring in September 2022.  The Company also leases offices in New York City under a three-year agreement expiring May 2020.  NetWolves houses its operations in leased facilities in Tampa, Florida, under an agreement expiring in May 2020.  VHC-IT leases a facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2018.  The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville.  FGE leases facilities in Wuxi, China, pursuant to leases expiring in September 2019, August 2020, September 2020, and December 2020; and warehouse space in Foshan, China, pursuant to a lease that expiring in September 2018.  Such leases are renewable upon expiration.

Vehicle Lease Agreement

The Company provides leased vehicles to the sales team of its professional sales service segment under a closed-end master lease agreement.  Vehicles obtained under the terms of the agreement are leased generally for a 36-month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Future rental payments under these operating leases aggregate approximately as follows:

For the years ended December 31,
	(in thousands)
	Vehicles	Facilities	Equipment	Total
2018	$232	$292	$23	$547
2019	124	206	3	333
2020	21	158	-	179
2021	-	76	-	76
2022	-	55	-	55
Total	$377	$787	$26	$1,190

Rental expense for all operating leases totaled approximately $770,000 and $880,000 for the years ended December 31, 2017 and 2016, respectively.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016
Licensing and Support Service Agreement

In 2010, NetWolves executed a licensing and support service agreement for the upgrade of its billing system.  The agreement initially was set to expire in December 2014; however, it was extended for a period of two years in June 2013 with an automatic one-year renewal thereafter. In December 2017, the agreement was renewed for an additional three years, expiring December 2020. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $400,000 and $381,000 for the years ended December 31, 2017 and 2016, respectively.

Letters of Credit

At December 31, 2017 we are contingently liable under two standby letters of credit approximating $270,500 in total. The letters of credit are being maintained as security for payments to two vendors.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2017 and 2016, the Company had and continues to have operations in China. Operating transactions in China are denominated in RMB, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

NOTE Q - 401(k) PLANS
The Company maintained two defined contribution plans during 2016 to provide retirement benefits for its employees - the Vasomedical, Inc. 401(k) Plan adopted in April 1997, and the NetWolves Network Services, LLC 401(k) Plan adopted in January 2015. The Company terminated the NetWolves Plan in December 2016 and made its participants eligible to enroll in the Vasomedical Plan in January 2017.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment  and participants may make voluntary contributions to the plan up to 80% of their compensation. In the years ended December 31, 2017 and 2016 the Company made discretionary contributions of approximately $116,000 and $67,000, respectively, to match a percentage of employee contributions.

NOTE R – SUBSEQUENT EVENTS
VSK Joint Venture

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributor agreement with VSK for the sale of the Company's EECP® products in certain international markets.

Lines of Credit
In March 2018, the expiration dates of both the $4.0 million NetWolves and $2.0 million Vaso Corporation lines of credit with a lending institution were extended from March 31, 2018 to June 29, 2018.

Equity Grant

In March 2018, the Company granted, under the 2016 Stock Plan, 725,000 shares of restricted common stock to officers.  The shares vest in April 2018.