Form 10-Q
period 2018-03-31
VASO Corp
filed 2018-05-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 9, 2018 - 166,325,550

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,840	$5,245
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,546 at March 31,
2018 and $4,872 at December 31, 2017	9,128	13,225
Receivables due from related parties	20	20
Inventories, net	2,061	2,355
Deferred commission expense	3,549	3,649
Prepaid expenses and other current assets	1,143	993
Total current assets	21,741	25,487

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$5,297 at March 31, 2018 and $4,980 at December 31, 2017	4,543	4,719
GOODWILL	17,588	17,471
INTANGIBLES, net	5,127	5,254
OTHER ASSETS, net	2,898	3,847
	$51,897	$56,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,596	$5,423
Accrued commissions	2,100	2,467
Accrued expenses and other liabilities	5,064	5,337
Sales tax payable	860	787
Deferred revenue - current portion	15,607	15,540
Notes payable and capital lease obligations - current portion	5,117	3,674
Notes payable - related parties - current portion	90	86
Due to related party	11	390
Total current liabilities	32,445	33,704

LONG-TERM LIABILITIES
Notes payable and capital lease obligations	4,797	4,834
Notes payable - related parties	269	259
Deferred revenue, net of current portion	5,688	7,526
Deferred tax liability	220	220
Other long-term liabilities	931	1,083
Total long-term liabilities	11,905	13,922

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
175,908,637 and 175,741,970 shares issued at March 31, 2018
and December 31, 2017, respectively; 165,600,550 and 165,433,883 shares
outstanding at March 31, 2018 and December 31, 2017, respectively	176	176
Additional paid-in capital	63,504	63,363
Accumulated deficit	(54,259)	(52,329)
Accumulated other comprehensive loss	126	(58)
Treasury stock, at cost, 10,308,087 shares at March 31, 2018 and December 31, 2017	(2,000)	(2,000)
Total stockholders' equity	7,547	9,152
	$51,897	$56,778
See Note B, Variable Interest Entities, for additional variable interest entity disclosures.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
Revenues
Managed IT systems and services	$11,413	$9,800
Professional sales services	5,211	5,871
Equipment sales and services	913	703
Total revenues	17,537	16,374

Cost of revenues
Cost of managed IT systems and services	6,499	5,778
Cost of professional sales services	1,058	1,262
Cost of equipment sales and services	359	264
Total cost of revenues	7,916	7,304
Gross profit	9,621	9,070

Operating expenses
Selling, general and administrative	11,548	10,690
Research and development	187	221
Total operating expenses	11,735	10,911
Operating loss	(2,114)	(1,841)

Other income (expense)
Interest and financing costs	(171)	(169)
Interest and other income (expense), net	24	(12)
Gain on sale of investment in VSK	212	-
Total other income (expense), net	65	(181)

Loss before income taxes	(2,049)	(2,022)
Income tax expense	(20)	(109)
Net loss	(2,069)	(2,131)

Other comprehensive loss
Foreign currency translation gain	184	32
Comprehensive loss	$(1,885)	$(2,099)

Loss per common share
- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	163,895	160,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2017	173,812	$ 174	(10,308)	$ (2,000)	$ 62,856	$ (47,790)	$ (329)	$ 12,911
Share-based compensation	1,930	2	-	-	512	-	-	514
Shares not issued for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation gain	-	-	-	-	-	-	271	271
Net loss	-	-	-	-	-	(4,539)	-	(4,539)
Balance at December 31, 2017	175,742	$ 176	(10,308)	$ (2,000)	$ 63,363	$ (52,329)	$ (58)	$ 9,152
Share-based compensation	167	-	-	-	141	-	-	141
Adoption of new accounting standard(*)	-	-	-	-	-	139	-	139
Foreign currency translation gain	-	-	-	-	-	-	184	184
Net loss	-	-	-	-	-	(2,069)	-	(2,069)
Balance at March 31, 2018	175,909	$ 176	(10,308)	$ (2,000)	$ 63,504	$ (54,259)	$ 126	$ 7,547
								.

(*)  Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,069)	$(2,131)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities
Depreciation and amortization	595	574
Deferred income taxes	-	96
Loss from interest in joint venture	9	45
Gain on sale of investment in VSK	(212)	-
Provision for doubtful accounts and commission adjustments	63	31
Amortization of debt issue costs	8	8
Share-based compensation	141	219
Changes in operating assets and liabilities:
Accounts and other receivables	4,040	3,361
Receivables due from related parties	-	(114)
Inventories, net	326	(108)
Deferred commission expense	210	(460)
Prepaid expenses and other current assets	163	(22)
Other assets, net	549	379
Accounts payable	(1,828)	(1,039)
Accrued commissions	(541)	(606)
Accrued expenses and other liabilities	(122)	335
Sales tax payable	72	(39)
Deferred revenue	(1,772)	382
Other long-term liabilities	(152)	(167)
Net cash (used in) provided by operating activities	(520)	744

Cash flows from investing activities
Purchases of equipment and software	(279)	(839)
Net cash used in investing activities	(279)	(839)

Cash flows from financing activities
Net borrowings on revolving line of credit	1,437	(189)
Repayment of notes payable and capital lease obligations	(46)	(97)
Net cash provided by (used in) financing activities	1,391	(286)
Effect of exchange rate differences on cash and cash equivalents	3	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	595	(374)
Cash and cash equivalents - beginning of period	5,245	7,087
Cash and cash equivalents - end of period	$5,840	$6,713

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$156	$160
Income taxes paid	$-	$4

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Sale of investment in VSK	$676	$-
Inventories transferred to property and equipment, net	$-	$1

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

This segment uses its extensive cardiovascular device knowledge coupled with its significant engineering resources to cost-effectively create and market its proprietary technology. It works with a global distribution network of channel partners to sell its products.  It also provides engineering and OEM services to other medical device companies.

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in connection with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

Liquidity and Capital Resources

At March 31, 2018 the Company had cash and cash equivalents of $5,840,000, and working capital, excluding deferred commission expense and deferred revenue which are non-cash items, of $1,354,000.  Historically the Company has financed its operations from cash provided from operating activities and borrowings under its lines of credit. For the three months ended March 31, 2018, the Company had a net loss of $2,069,000 and used cash in operations of $520,000.  At March 31, 2018 the Company had outstanding borrowings under its lines of credit of approximately $4.8 million with availability of approximately $1.2 million.  These lines mature on June 29, 2018.  The Company has a long relationship with the bank and is currently in negotiation with the bank.  It is management's intention to renew the lines of credit.  Additionally, the Company has had a history of renewing its lines of credit and, while there is no assurance, there is no indication that the lines of credit will not be renewed.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
Significant Accounting Policies and Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. See Note C for further details.

Recently Issued Accounting Pronouncements

In February 2016, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This new standard would be effective for the Company beginning January 1, 2019 with early adoption permitted.  The Company is still evaluating the impact adoption of this standard will have on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.  The standard would only impact the Company in the event of a goodwill impairment.  Accordingly, the Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

Variable Interest Entities

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.  Biox Instruments Co., Ltd. ("Biox") is a Variable Interest Entity ("VIE").

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company's general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of March 31, 2018	As of December 31, 2017
	(unaudited)
Cash and cash equivalents	$70	$41
Total assets	$1,743	$1,599
Total liabilities	$1,872	$1,745

	(in thousands)
	Three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Total net revenue	$406	$300

Net income (loss)	$1	$(42)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under prior U.S. GAAP.  Generally, we recognize revenue under Topic 606 for each of our performance obligations either over time (generally, the transfer of a service) or at a point in time (generally, the transfer of a good) as follows:

VasoTechnology

Recurring managed network and voice services provided by NetWolves are recognized as provided on a monthly basis ("over time").  Non-recurring charges related to the provision of such services are recognized in the period provided ("point in time").  In the IT VAR business, software system installations are recognized upon verification of installation and expiration of an acceptance period ("point in time").  Monthly post-implementation customer support provided under such installations as well as software solutions offered under a monthly Software as a Service ("SaaS") fee basis are recognized monthly over the contract term ("over time").

VasoHealthcare

Commission revenue is recognized when the underlying equipment has been delivered by GEHC and accepted at the customer site in accordance with the terms of the specific sales agreement ("point in time").

VasoMedical

In the United States, we recognized revenue from the sale of our medical equipment in the period in which we deliver the product to the customer ("point in time").  Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered in both domestic and international markets ("point in time").  The Company also recognizes revenue from the maintenance of EECP® systems either on a time and material as-billed basis ("point in time") or through the sale of a service contract, where revenue is recognized ratably over the contract term ("over time").

Impact of Adoption

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method, which provided that the cumulative effect from prior periods upon applying the new guidance was recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings, and that prior periods are not retrospectively adjusted.  A summary and discussion of such cumulative effect adjustment and the impact on current period financial statements of adopting Topic 606 is as follows:

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended March 31, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

STATEMENT OF OPERATIONS
Revenues
Professional sales services	$5,155	$56	$5,211
Total revenues	17,481	56	17,537

Gross Profit	9,565	56	9,621

Operating expenses
Selling, general and administrative	11,604	(56)	11,548
Operating loss	$(2,226)	$112	$(2,114)

ASSETS
Accounts and other receivables, net	$8,696	$432	$9,128
Deferred commission expense	$3,548	$1	$3,549
Other assets, net	$2,704	$194	$2,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue - current portion	$15,273	$334	$15,607
Deferred revenue - long term	$5,646	$42	$5,688
Accumulated deficit	$(54,511)	$252	$(54,259)

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2018 (unaudited)				Three Months Ended March 31, 2017 (unaudited)
		Professional				Professional
		sales				sales
		services	Equipment			services	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$10,211			$10,211	$9,594			$9,594
Software sales and support	1,202			1,202	206			206
Commissions		5,211		5,211		5,871		5,871
Medical equipment sales			631	631			423	423
Medical equipment service			282	282			280	280
	$11,413	$5,211	$913	$17,537	$9,800	$5,871	$703	$16,374

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three Months Ended March 31, 2018 (unaudited)				Three Months Ended March 31, 2017 (unaudited)
		Professional				Professional
		sales				sales
		services	Equipment			services	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$10,090	$-	$173	$10,263	$9,170	$-	$189	$9,359
Revenue recognized at a point in time	1,323	5,211	740	7,274	630	5,871	514	7,015
	$11,413	$5,211	$913	$17,537	$9,800	$5,871	$703	$16,374

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $87.1 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	remainder of 2018	2019	2020	Thereafter
Unfulfilled performance obligations	$41,782	$29,120	$11,113	$7,431

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses.  In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $105,000 and $371,000 at March 31, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHeathcare business, we bill amounts for certain milestones in advance of customer acceptance of the equipment.  Such amounts aggregated approximately $20,338,000 and $22,126,000 at March 31, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.  In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions.  Such amounts aggregated approximately $2,310,000 and $1,143,000 at March 31, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $957,000 and $941,000 at March 31, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three months ended March 31, 2018, we recognized approximately $2.6 million of revenues that were included in our contract liability balance at the beginning of such period.

Costs to Obtain or Fulfill a Contract

Topic 606 requires that incremental costs of obtaining a contract are recognized as an asset and amortized to expense in a pattern that matches the timing of the revenue recognition of the related contract.  We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of Topic 606 are certain sales commissions paid to associates.  In addition, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract when incurred for contracts where the amortization period for the asset the Company would otherwise have recognized is one year or less.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
Under prior U.S. GAAP, we recognized sales commissions in our equipment segment as incurred.  Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our IT VAR business, all commissions paid in advance of go-live were, under prior U.S. GAAP, capitalized as deferred commission expense and charged to expense at go-live or customer acceptance, as applicable.  Under Topic 606, IT VAR commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  IT VAR commissions allocable to other elements continue to be charged to expense at go-live or customer acceptance, as was previously done.  At the date of adoption of Topic 606, we recorded an asset, and related adjustment to retained earnings, of approximately $139,000 in our condensed consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance.  The impact to our financial statements of adopting Topic 606, as it relates to costs to obtain contracts, was a reduction in commission expense of approximately $56,000, a reduction to deferred commission expense of approximately $1,000, and an increase in long term deferred commission expense (recorded in other assets) of approximately $194,000 (inclusive of the beginning balance adjustment of $139,000).

In our professional sales services segment, under both prior U.S. GAAP and Topic 606, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At March 31, 2018, our condensed consolidated balance sheet includes approximately $5,290,000 in capitalized sales commissions to be expensed in future periods, of which $3,549,000 is recorded in deferred commission expense and $1,741,000, representing the long term portion, is included in other assets.

Significant Judgments when Applying Topic 606

Contract transaction price is allocated to performance obligations using estimated stand-alone selling price. Judgment is required in estimating stand-alone selling price for each distinct performance obligation. We determine stand-alone selling price maximizing observable inputs such as stand-alone sales when they exist or substantive renewal price charged to clients. In instances where stand-alone selling price is not observable, we utilize an estimate of stand-alone selling price based on historical pricing and industry practices.

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration.  Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end.  Under prior U.S. GAAP, we recognized revenue at the rate achieved at the applicable reporting date.  We base our estimate of variable consideration on historical results of previous years' achievement under the GEHC agreement.  Such estimate will be reviewed each quarter and adjusted as applicable.  For the three months ended March 31, 2018, the Company recorded approximately $432,000 in accounts and other receivables, net; $376,000 in combined short term and long term deferred revenue; and $56,000 in commission revenue resulting from our estimate of variable consideration.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,413	$9,800
Professional sales service	5,211	5,871
Equipment	913	703
Total revenues	$17,537	$16,374

Gross Profit
IT	$4,914	$4,022
Professional sales service	4,153	4,609
Equipment	554	439
Total gross profit	$9,621	$9,070

Operating loss
IT	$(435)	$(918)
Professional sales service	(1,054)	(85)
Equipment	(228)	(405)
Corporate	(397)	(433)
Total operating loss	$(2,114)	$(1,841)

Capital expenditures
IT	$258	$757
Professional sales service	-	77
Equipment	18	5
Corporate	3	-
Total cash capital expenditures	$279	$839

	(in thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Identifiable Assets
IT	$27,565	$28,320
Professional sales service	10,131	15,658
Equipment	8,012	7,830
Corporate	6,189	4,970
Total assets	$51,897	$56,778

GE Healthcare accounted for 30% and 36% of revenue for the three months ended March 31, 2018 and 2017, respectively.  GE Healthcare also accounted for $4.5 million or 50%, and $8.9 million or 67%, of accounts and other receivables at March 31, 2018 and December 31, 2017, respectively.

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

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2018 and 2017, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Stock options	-	600
Restricted common stock grants	4,762	7,534
	4,762	8,134

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company's accounts and other receivables as of March 31, 2018 and December 31, 2017:

	(in thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Trade receivables	$13,142	$18,056
Unbilled receivables	511	-
Due from employees	21	41
Allowance for doubtful accounts and
commission adjustments	(4,546)	(4,872)
Accounts and other receivables, net	$9,128	$13,225

Contract receivables under Topic 606 consist of trade receivables and unbilled receivables.  Trade receivables include amounts due for shipped products and services rendered.  Unbilled receivables represents variable consideration recognized in accordance with Topic 606 but not yet billable.  Amounts recorded – billed and unbilled - under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(In thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$616	$530
Work in process	460	449
Finished goods	984	1,376
	$2,061	$2,355

At March 31, 2018 and December 31, 2017, the Company maintained reserves for slow moving inventories of $751,000 and $746,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,588,000 and $17,471,000 was recorded on the Company's condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, of which $14,375,000 is allocated to the IT segment and $3,213,000 is allocated to the equipment segment.  The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2017	$17,471
Foreign currency translation adjustment	117
Balance at March 31, 2018 (unaudited)	$17,588

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
The Company's other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,656)	(2,501)
	3,175	3,330

Patents and Technology
Costs	2,331	2,331
Accumulated amortization	(1,311)	(1,260)
	1,020	1,071

Software
Costs	1,947	1,819
Accumulated amortization	(1,015)	(966)
	932	853

	$5,127	$5,254

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

Amortization expense amounted to $256,000 and $286,000 for the three months ended March 31, 2018 and 2017, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2018	$803
2019	902
2020	858
2021	783
2022	464
Total	$3,810

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2018 and December 31, 2017:

	(in thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Deferred commission expense - noncurrent	$1,741	$1,867
Trade receivables - noncurrent	641	968
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2018 and December 31, 2017	516	1,012
	$2,898	$3,847

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2018 and December 31, 2017:

	(in thousands)
	March 31, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$440	$1,181
Accrued expenses - other	1,755	2,207
Other liabilities	2,869	1,949
	$5,064	$5,337

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE K - DEFERRED REVENUE

The changes in the Company's deferred revenues are as follows:

	(in thousands)
	For the three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$23,066	$19,404
Additions:
Deferred extended service contracts	192	187
Deferred in-service and training	-	-
Deferred service arrangements	-	-
Deferred commission revenues	462	2,887
Recognized as revenue:
Deferred extended service contracts	(161)	(177)
Deferred in-service and training	(3)	(3)
Deferred service arrangements	(12)	(12)
Deferred commission revenues	(2,249)	(2,501)
Deferred revenue at end of period	21,295	19,785
Less: current portion	15,607	9,603
Long-term deferred revenue at end of period	$5,688	$10,182

NOTE L – LINE OF CREDIT

NetWolves maintains a $4.0 million line of credit with a lending institution.  Advances under the line, which expires on June 29, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At March 31, 2018, the Company had drawn approximately $4.0 million against the line. The draw is included in notes payable and capital lease obligations – current portion in the Company's condensed consolidated balance sheet.

The Company maintains an additional $2.0 million line of credit with a lending institution.  Advances under the line, which expires on June 29, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  At March 31, 2018, the Company had drawn approximately $0.8 million against the line.  The line of credit agreement includes certain financial covenants.  At March 31, 2018, the Company was not in compliance with such covenants.

NOTE M – EQUITY

In March 2018, the Company granted 725,000 shares of restricted common stock to officers under the 2016 Stock Plan.  The shares vested in April 2018.

NOTE N – RELATED-PARTY TRANSACTIONS

The Company made interest payments, aggregating approximately $108,000 in each of the three month periods ended March 31, 2018 and 2017, to MedTechnology Investments, LLC ("MedTech") pursuant to its $4,800,000 promissory notes ("Notes"). The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company's obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company's assets.  The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves.  $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company's Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company.  Fees of approximately $85,000 were billed by the firm for each of the three month periods ended March 31, 2018 and 2017, at which dates no amounts were outstanding.

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributor agreement, expiring December 31, 2020, with VSK for the sale of the Company's EECP® products in certain international markets.  The sale resulted in a gain of approximately $212,000.  Prior to the sale, the Company's pro-rata share in VSK's loss from operations approximated $9,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in interest and other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice, making it the longest extension thus far with a remaining term of five years from December 31, 2017.  Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia.  The circumstances under which early termination of the agreement may occur include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.  Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network and share certain GEHC sales costs.

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

Certain of our accounting policies are deemed "critical", as they are both most important to the financial statement presentation and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note C to the condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

Vaso Corporation and Subsidiaries

Results of Operations – For the Three Months Ended March 31, 2018 and 2017

Revenues

Total revenue for the three months ended March 31, 2018 and 2017 was $17,537,000 and $16,374,000, respectively, representing an increase of $1,163,000, or 7% year-over-year.  On a segment basis, revenue in the IT and equipment segments increased $1,613,000 and $210,000, respectively, while revenue in the professional sales services segment decreased $660,000.

Revenue in the IT segment for the three months ended March 31, 2018 was $11,413,000 compared to $9,800,000 for the three months ended March 31, 2017, an increase of $1,613,000, or 16%, of which $617,000 resulted from growth in the operations of NetWolves, and $996,000 from the growth in the healthcare IT VAR business, due to more healthcare IT solutions installations in the first quarter of 2018.  Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $10.4 million at March 31, 2018 from $8.3 million at March 31, 2017, due to growth in orders and clients.  We anticipate that as our healthcare IT operations become more developed and the service delivery process accelerated, the backlog should convert to revenue in a more timely fashion and, coupled with continued growth in order volume, financial results should improve in this segment.

Commission revenues in the professional sales services segment were $5,211,000 in the first quarter of 2018, a decrease of 11%, as compared to $5,871,000 in the same quarter of 2017.  The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period.  The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2018, $20,338,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $5,185,000 was long-term.  At March 31, 2017, $18,891,000 in deferred commission revenue was recorded in the Company's condensed consolidated balance sheet, of which $9,813,000 was long-term. The increase in deferred revenue is principally due to an increase in orders booked and the decrease in deliveries by GEHC.  We anticipate that revenue will increase in the remaining quarters of 2018 as deliveries increase.

Revenue in the equipment segment increased by $210,000, or 30%, to $913,000 for the three-month period ended March 31, 2018 from $703,000 for the same period of the prior year.  The increase was principally due to higher sales of Biox ambulatory monitors and ARCS software.

Gross Profit

Gross profit for the three months ended March 31, 2018 and 2017 was $9,621,000, or 55% of revenue, and $9,070,000, or 55% of revenue, respectively, representing an increase of $551,000, or 6% year-over-year.  On a segment basis, gross profit in the IT and equipment segments increased $892,000, or 22%, and $115,000, or 26%, respectively, while gross profit in the professional sales services segment decreased $456,000, or 10%.

IT segment gross profit for the three months ended March 31, 2018 was $4,914,000, or 43% of the segment revenue, compared to $4,022,000, or 41% of the segment revenue for the three months ended March 31, 2017.  The year-over-year increase of $892,000, or 22%, was primarily a result of higher sales.

Professional sales services segment gross profit was $4,153,000, or 80% of segment revenue, for the three months ended March 31, 2018 as compared to $4,609,000, or 79% of the segment revenue, for the three months ended March 31, 2017, reflecting a decrease of $456,000.  The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first quarter of 2018 than in the same period last year.  Cost of commissions in the professional sales service segment of $1,058,000 and $1,262,000, for the three months ended March 31, 2018 and 2017, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $554,000, or 61% of segment revenues, for the first quarter of 2018 compared to $439,000, or 62% of segment revenues, for the same quarter of 2017.  The $115,000, or 26%, increase in gross profit was due to higher sales volume, slightly offset by a gross profit margin decrease due mainly to a higher proportion of lower margin products in the sales mix in 2018, compared to the first quarter 2017.

Operating Loss

Operating loss for the three months ended March 31, 2018 and 2017 was $2,114,000 and $1,841,000, respectively, representing an increase of $273,000, due to higher operating costs (defined below) partially offset by the increase in gross profit.  On a segment basis, operating loss in the IT and equipment segments decreased $483,000 and 177,000, respectively, while operating loss in the professional sales service segment increased $969,000.  In addition, corporate expenses decreased $36,000.

Operating loss in the IT segment decreased $483,000 in the three-month period ended March 31, 2018 as compared to the same period of 2017 due to higher gross profit, partially offset by higher selling, general, and administrative ("SG&A") costs.  Operating loss in the professional sales service segment increased $969,000 in the three-month period ended March 31, 2018 as compared to operating loss in the same period of 2017 due to lower gross profit combined with higher SG&A costs.  The decrease in equipment segment operating loss of $177,000 in the first quarter of 2018 was due to higher gross profit and lower SG&A costs.

SG&A costs for the three months ended March 31, 2018 and 2017 were $11,548,000 and $10,690,000, respectively, representing an increase of $858,000, or 8% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $461,000 in the first quarter of 2018 from the same quarter of the prior year due to increased personnel costs.  SG&A costs in the professional sales service segment increased $514,000 due mainly to increased headcount and other personnel-related costs, and SG&A costs in the equipment segment decreased $79,000 due mainly to decreased headcount in our China operations. Corporate costs not allocated to segments decreased by $36,000 in the three months ended March 31, 2018 from the same period in 2017, due primarily to lower director and legal fees.

Research and development ("R&D") expenses were $187,000, or 1% of revenues, for the first quarter of 2018, a decrease of $34,000, or 15%, from $221,000, or 1% of revenues, for the first quarter of 2017. The decrease is primarily attributable to lower software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(2,069)	$(2,131)
Interest expense (income), net	161	165
Income tax expense	20	109
Depreciation and amortization	595	582
Share-based compensation	141	219
Adjusted EBITDA	$(1,152)	$(1,056)

Adjusted EBITDA decreased by $96,000, to $1,152,000 in the quarter ended March 31, 2018 from $1,056,000 in the quarter ended March 31, 2017.  The decrease was primarily attributable to the lower net loss and the lower share-based compensation and income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2018 was $65,000 as compared to $(181,000) for the corresponding period of 2017. The increase in other income was due primarily to a $212,000 gain on sale of investment in the VSK joint venture.

Income Tax Expense

For the three months ended March 31, 2018, we recorded income tax expense of $20,000 as compared to $109,000 for the corresponding period of 2017.  The decrease arose mainly from lower deferred taxes resulting from the Tax Cuts and Jobs Act.

Net Loss

Net loss for the three months ended March 31, 2018 was $2,069,000 as compared to a net loss of $2,131,000 for the three months ended March 31, 2017, representing a decrease of $62,000.  Our net loss per share was $0.01 in each of the three-month periods ended March 31, 2018 and 2017.  The principal cause of the decrease in net loss is the increase in other income, partially offset by the increase in operating loss.  The Company historically reports a loss in the first quarter of the year.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and drawdown on our line of credit.  At March 31, 2018, we had cash and cash equivalents of $5,840,000 and negative working capital of $10,704,000 compared to cash and cash equivalents of $5,245,000 and negative working capital of $8,217,000 at December 31, 2017.  $12,058,000 in negative working capital at March 31, 2018 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $520,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,465,000 and cash provided by operating assets and liabilities of $945,000, during the three months ended March 31, 2018, compared to cash provided by operating activities of $744,000 for the same period in 2017. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,040,000, and decreases in deferred revenue and accounts payable of $1,772,000 and 1,828,000, respectively.

Cash used in investing activities during the three-month period ended March 31, 2018 was $279,000 for the purchase of equipment and software.

Vaso Corporation and Subsidiaries

Cash provided by financing activities during the three-month period ended March 31, 2018 was $1,391,000 primarily as a result of $1,437,000 in net borrowings on revolving lines of credit partially offset by $46,000 in payments of notes and capital leases issued for equipment purchases.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

The Company implemented new internal control processes in conjunction with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  There were no other changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 15, 2018