Form 10-Q
period 2018-06-30
VASO Corp
filed 2018-08-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2871434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

137 Commercial St., Suite 200, Plainview, New York 11803
(Address of principal executive offices)

Registrant’s Telephone Number  (516) 997-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 10, 2018 – 166,719,647

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,163	$5,245
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,359 at June 30,
2018 and $4,872 at December 31, 2017	10,938	13,225
Receivables due from related parties	19	20
Inventories, net	1,957	2,355
Deferred commission expense	3,324	3,649
Prepaid expenses and other current assets	975	993
Total current assets	20,376	25,487

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$5,637 at June 30, 2018 and $4,980 at December 31, 2017	4,845	4,719
GOODWILL	17,423	17,471
INTANGIBLES, net	4,982	5,254
OTHER ASSETS, net	2,852	3,847
	$50,478	$56,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,192	$5,423
Accrued commissions	2,005	2,467
Accrued expenses and other liabilities	4,379	5,337
Sales tax payable	912	787
Deferred revenue - current portion	13,544	15,540
Notes payable and capital lease obligations - current portion (Note N)	9,347	3,674
Notes payable - related parties - current portion	85	86
Due to related party	11	390
Total current liabilities	35,475	33,704

LONG-TERM LIABILITIES
Notes payable and capital lease obligations, net of current portion (Note N)	11	4,834
Notes payable - related parties, net of current portion	255	259
Deferred revenue, net of current portion	6,649	7,526
Deferred tax liability	233	220
Other long-term liabilities	945	1,083
Total long-term liabilities	8,093	13,922

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
176,919,778 and 175,741,970 shares issued at June 30, 2018
and December 31, 2017, respectively; 166,611,691 and 165,433,883 shares
outstanding at June 30, 2018 and December 31, 2017, respectively	177	176
Additional paid-in capital	63,583	63,363
Accumulated deficit	(54,705)	(52,329)
Accumulated other comprehensive loss	(145)	(58)
Treasury stock, at cost, 10,308,087 shares at June 30, 2018 and December 31, 2017	(2,000)	(2,000)
Total stockholders’ equity	6,910	9,152
	$50,478	$56,778

See Note B, Variable Interest Entities, for additional variable interest entity disclosures

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Managed IT systems and services	$10,704	$10,811	$22,117	$20,611
Professional sales services	6,803	6,005	12,014	11,876
Equipment sales and services	911	1,037	1,824	1,740
Total revenues	18,418	17,853	35,955	34,227

Cost of revenues
Cost of managed IT systems and services	6,229	6,437	12,728	12,215
Cost of professional sales services	1,380	1,298	2,438	2,560
Cost of equipment sales and services	372	320	731	584
Total cost of revenues	7,981	8,055	15,897	15,359
Gross profit	10,437	9,798	20,058	18,868

Operating expenses
Selling, general and administrative	10,448	10,247	21,996	20,937
Research and development	252	260	438	481
Total operating expenses	10,700	10,507	22,434	21,418
Operating loss	(263)	(709)	(2,376)	(2,550)

Other income (expense)
Interest and financing costs	(182)	(171)	(353)	(340)
Interest and other income (expense), net	36	4	59	(8)
Gain on sale of investment in VSK	-	-	212	-
Total other income (expense), net	(146)	(167)	(82)	(348)

Loss before income taxes	(409)	(876)	(2,458)	(2,898)
Income tax expense	(37)	(111)	(57)	(220)
Net loss	(446)	(987)	(2,515)	(3,118)

Other comprehensive loss
Foreign currency translation (loss) gain	(271)	59	(87)	91
Comprehensive loss	$(717)	$(928)	$(2,602)	$(3,027)

Loss per common share
- basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	164,720	161,600	164,310	161,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2017	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,930	2	-	-	512	-	-	514
Shares not issued for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation gain	-	-	-	-	-	-	271	271
Net loss	-	-	-	-	-	(4,539)	-	(4,539)
Balance at December 31, 2017	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	1,178	1	-	-	221	-	-	222
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(87)	(87)
Net loss	-	-	-	-	-	(2,515)	-	(2,515)
Balance at June 30, 2018 (unaudited)	176,920	$177	(10,308)	$(2,000)	$63,583	$(54,705)	$(145)	$6,910

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,515)	$(3,118)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities
Depreciation and amortization	1,202	1,170
Deferred income taxes	-	192
Loss from interest in joint venture	9	59
Gain on sale of investment in VSK	(212)	-
Provision for doubtful accounts and commission adjustments	157	65
Amortization of debt issue costs	16	16
Share-based compensation	222	317
Changes in operating assets and liabilities:
Accounts and other receivables	2,125	3,865
Receivables due from related parties	-	(116)
Inventories, net	383	(395)
Deferred commission expense	434	(629)
Prepaid expenses and other current assets	15	(36)
Other assets, net	514	621
Accounts payable	(230)	(586)
Accrued commissions	(671)	(814)
Accrued expenses and other liabilities	(733)	(479)
Sales tax payable	127	(5)
Deferred revenue	(2,873)	1,288
Deferred tax liability	12	84
Other long-term liabilities	(138)	(124)
Net cash (used in) provided by operating activities	(2,156)	1,375

Cash flows from investing activities
Purchases of equipment and software	(1,075)	(1,323)
Proceeds from sale of investment in VSK	311	-
Net cash used in investing activities	(764)	(1,323)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit	896	(426)
Payroll taxes paid by withholding shares	(1)	(2)
Repayment of notes payable and capital lease obligations	(61)	(202)
Net cash provided by (used in) financing activities	834	(630)
Effect of exchange rate differences on cash and cash equivalents	4	8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,082)	(570)
Cash and cash equivalents - beginning of period	5,245	7,087
Cash and cash equivalents - end of period	$3,163	$6,517

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$324	$319
Income taxes paid	$60	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories transferred to property and equipment, net	$-	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

Vaso Corporation was incorporated in Delaware in July 1987. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries. The Company changed its name from Vasomedical, Inc. to Vaso Corporation in November 2016 at its annual shareholders meeting. The name was changed because the Company in the several years prior to the name change had substantially diversified its business and the original name, Vasomedical, Inc., no longer portrayed the nature of its overall business. Meanwhile, the Company retained the name of VasoMedical, Inc. and now uses it exclusively for its proprietary medical device business, as the name originally represented.

Overview

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology (“IT”) industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

●
IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the healthcare provider middle market; and

●
Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of the Company's proprietary medical devices.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division. Its current offerings include:

●
Managed diagnostic imaging applications (national channel partner of GEHC Digital);
●
Managed network infrastructure (routers, switches and other core equipment);
●
Managed network transport (FCC licensed carrier reselling 175+ facility partners);
●
Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement (“GEHC Agreement”) with GEHC, which is the healthcare business division of the General Electric Company, to further the sale of certain healthcare capital equipment in the healthcare provider middle market. Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offerings consist of:

●
GEHC diagnostic imaging capital equipment;
●
GEHC service agreements for the above equipment;
●
GEHC and third party financial services.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units. These devices are primarily cardiovascular monitoring, diagnostic and therapeutic systems. Its current offerings consist of:

●
Biox™ series Holter monitors and ambulatory blood pressure recorders;
●
ARCS® series analysis, reporting and communication software for physiological signals such as ECG and blood pressure;
●
MobiCare™ multi-parameter wireless vital-sign monitoring system;
●
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

Liquidity and Capital Resources

At June 30, 2018 the Company had cash and cash equivalents of $3,163,000, and negative working capital, excluding deferred commission expense and deferred revenue which are non-cash items, of $4,879,000. Historically the Company has financed its operations from cash provided from operating activities and borrowings under its lines of credit. For the six months ended June 30, 2018, the Company had a net loss of $2,515,000 and used cash in operations of $2,156,000. At June 30, 2018 the Company had outstanding borrowings under its lines of credit of approximately $4.3 million with availability of approximately $1.7 million. These lines mature on September 30, 2018. It is the management’s intention to renew the lines of credit, and it is currently in negotiation with the lending bank for the renewal. The Company has had a history of renewing these lines of credit upon maturity; therefore, management believes that the lines of credit will be renewed. Additionally, the Company has a conditional commitment to extend $3.6 million of the MedTech Notes for one year through May 29, 2020 (See Note N). The Company expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations through at least one year from the date of filing of this Form 10-Q.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies and Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. See Note C for further details.

Recently Issued Accounting Pronouncements

In February 2016, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, The FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides an additional and optional transition approach by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This new standard would be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is still evaluating the impact adoption of this standard will have on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The standard would only impact the Company in the event of a goodwill impairment. Accordingly, the Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.

Variable Interest Entities

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities. Biox Instruments Co., Ltd. (“Biox”) is a Variable Interest Entity (“VIE”).

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of June 30, 2018	As of December 31, 2017
	(unaudited)
Cash and cash equivalents	$39	$41
Total assets	$1,713	$1,599
Total liabilities	$1,926	$1,745

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$513	$420	$919	$731

Net loss	$(69)	$(501)	$(68)	$(536)

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

VasoTechnology

Recurring managed network and voice services provided by NetWolves are recognized as provided on a monthly basis (“over time”). Non-recurring charges related to the provision of such services are recognized in the period provided (“point in time”). In the IT VAR business, software system installations are recognized upon verification of installation and expiration of an acceptance period (“point in time”). Monthly post-implementation customer support provided under such installations as well as software solutions offered under a monthly Software as a Service (“SaaS”) fee basis are recognized monthly over the contract term (“over time”).

VasoHealthcare

Commission revenue is recognized when the underlying equipment has been delivered by GEHC and accepted at the customer site in accordance with the terms of the specific sales agreement (“point in time”).

VasoMedical

In the United States, we recognized revenue from the sale of our medical equipment in the period in which we deliver the product to the customer (“point in time”). Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered in both domestic and international markets (“point in time”). The Company also recognizes revenue from the maintenance of EECP® systems either on a time and material as-billed basis (“point in time”) or through the sale of a service contract, where revenue is recognized ratably over the contract term (“over time”).

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Impact of Adoption

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method, which provided that the cumulative effect from prior periods upon applying the new guidance was recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings, and that prior periods are not retrospectively adjusted. The Company elected to apply the modified retrospective method only to contracts that were not completed at January 1, 2018. A summary and discussion of such cumulative effect adjustment and the impact on current period financial statements of adopting Topic 606 is as follows:

	(in thousands)			(in thousands)
	Three months ended June 30, 2018 (unaudited)			Six months ended June 30, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported	prior U.S. GAAP	Topic 606 impact	as reported
STATEMENT OF OPERATIONS
Revenues
Professional sales services	$6,698	$105	$6,803	$11,853	$161	$12,014
Total revenues	18,313	105	18,418	35,794	161	35,955

Gross Profit	10,332	105	10,437	19,897	161	20,058

Operating expenses
Selling, general and administrative	10,477	(29)	10,448	22,082	(86)	21,996
Operating loss	$(397)	$134	$(263)	$(2,623)	$247	$(2,376)

	(in thousands)
	As of June 30, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported
ASSETS
Accounts and other receivables, net	$10,532	$406	$10,938
Deferred commission expense	$3,251	$73	$3,324
Other assets, net	$2,700	$152	$2,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue - current portion	$13,345	$199	$13,544
Deferred revenue - long term	$6,603	$46	$6,649
Accumulated deficit	$(55,091)	$386	$(54,705)

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2018 (unaudited)				Three Months Ended June 30, 2017 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$10,061	-	-	$10,061	$9,763	-	-	$9,763
Software sales and support	643	-	-	643	1,048	-	-	1,048
Commissions	-	6,803	-	6,803	-	6,005	-	6,005
Medical equipment sales	-	-	645	645	-	-	766	766
Medical equipment service	-	-	266	266	-	-	271	271
	$10,704	$6,803	$911	$18,418	$10,811	$6,005	$1,037	$17,853

	Six Months Ended June 30, 2018 (unaudited)				Six Months Ended June 30, 2017 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$20,272	-	-	$20,272	$19,357	-	-	$19,357
Software sales and support	1,845	-	-	1,845	1,254	-	-	1,254
Commissions	-	12,014	-	12,014	-	11,876	-	11,876
Medical equipment sales	-	-	1,276	1,276	-	-	1,189	1,189
Medical equipment service	-	-	548	548	-	-	551	551
	$22,117	$12,014	$1,824	$35,955	$20,611	$11,876	$1,740	$34,227

	Three Months Ended June 30, 2018 (unaudited)				Three Months Ended June 30, 2017 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$9,665	$-	$169	$9,834	$9,353	$-	$175	$9,528
Revenue recognized at a point in time	1,039	6,803	742	8,584	1,458	6,005	862	8,325
	$10,704	$6,803	$911	$18,418	$10,811	$6,005	$1,037	$17,853

	Six Months Ended June 30, 2018 (unaudited)				Six Months Ended June 30, 2017 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$19,755	$-	$342	$20,097	$18,522	$-	$364	$18,886
Revenue recognized at a point in time	2,362	12,014	1,482	15,858	2,089	11,876	1,376	15,341
	$22,117	$12,014	$1,824	$35,955	$20,611	$11,876	$1,740	$34,227

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $85.8 million, of which we expect to recognize revenue as follows:

	(in thousands) Fiscal years of revenue recognition
	remainder of 2018	2019	2020	Thereafter
Unfulfilled performance obligations	$30,442	$29,575	$14,014	$11,783

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $511,000 and $371,000 at June 30, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the equipment. Such amounts aggregated approximately $19,275,000 and $22,126,000 at June 30, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets into current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,662,000 and $1,143,000 at June 30, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $918,000 and $941,000 at June 30, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2018, we recognized approximately $2.9 million and $4.5 million of revenues that were included in our contract liability balance at the beginning of such periods.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Under prior U.S. GAAP, we recognized sales commissions in our equipment segment as incurred. Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our IT VAR business, all commissions paid in advance of go-live were, under prior U.S. GAAP, capitalized as deferred commission expense and charged to expense at go-live or customer acceptance, as applicable. Under Topic 606, IT VAR commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. IT VAR commissions allocable to other elements continue to be charged to expense at go-live or customer acceptance, as was previously done. At the date of adoption of Topic 606, we recorded an asset, and related adjustment to retained earnings, of approximately $139,000 in our condensed consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. The impact to our financial statements of adopting Topic 606, as it relates to costs to obtain contracts, was a reduction in commission expense of approximately $29,000 and $86,000 for the three and six months ended June 30, 2108, respectively, an increase in deferred commission expense of approximately $73,000, and an increase in long term deferred commission expense (recorded in other assets) of approximately $152,000 (inclusive of the beginning balance adjustment of $139,000).

In our professional sales services segment, under both prior U.S. GAAP and Topic 606, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At June 30, 2018, our condensed consolidated balance sheet includes approximately $5,012,000 in capitalized sales commissions to be expensed in future periods, of which $3,324,000 is recorded in deferred commission expense and $1,688,000, representing the long term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. Under prior U.S. GAAP, we recognized revenue at the rate achieved at the applicable reporting date. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate will be reviewed each quarter and adjusted as applicable. At June 30, 2018, the Company recorded approximately $406,000 in additional accounts and other receivables, net; $245,000 in additional combined short term and long term deferred revenue; and, for the three and six months ended June 30, 2018, $105,000 and $161,000, respectively, in additional commission revenue resulting from our estimate of variable consideration. For both the three and six months ended June 30, 2018, the Company recognized a $226,000 reduction in revenue associated with revisions to variable consideration for performance obligations completed in the three months ended March 31, 2018.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three reportable segments.

●
IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

●
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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,704	$10,811	$22,117	$20,611
Professional sales service	6,803	6,005	12,014	11,876
Equipment	911	1,037	1,824	1,740
Total revenues	$18,418	$17,853	$35,955	$34,227

Gross Profit
IT	$4,475	$4,374	$9,389	$8,396
Professional sales service	5,423	4,707	9,576	9,316
Equipment	539	717	1,093	1,156
Total gross profit	$10,437	$9,798	$20,058	$18,868

Operating (loss) income
IT	$(845)	$(712)	$(1,280)	$(1,630)
Professional sales service	1,164	403	110	318
Equipment	(339)	(127)	(566)	(532)
Corporate	(243)	(273)	(640)	(706)
Total operating loss	$(263)	$(709)	$(2,376)	$(2,550)

Capital expenditures
IT	$794	$432	$1,052	$1,188
Professional sales service	-	36	-	114
Equipment	2	16	20	21
Corporate	-	-	3	-
Total cash capital expenditures	$796	$484	$1,075	$1,323

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Identifiable Assets
IT	$28,120	$28,320
Professional sales service	11,956	15,658
Equipment	7,394	7,830
Corporate	3,008	4,970
Total assets	$50,478	$56,778

GE Healthcare accounted for 37% and 34% of revenue for the three months ended June 30, 2018 and 2017, respectively, and 33% and 35% of revenue for the six months ended June 30, 2018 and 2017, respectively. GE Healthcare also accounted for $6.5 million or 60%, and $8.9 million or 67%, of accounts and other receivables at June 30, 2018 and December 31, 2017, respectively.

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

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2018 and 2017, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	-	600	-	600
Restricted common stock grants	3,874	5,792	3,874	5,792
	3,874	6,392	3,874	6,392

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2018 and December 31, 2017:

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Trade receivables	$14,807	$18,056
Unbilled receivables	458	-
Due from employees	32	41
Allowance for doubtful accounts and
commission adjustments	(4,359)	(4,872)
Accounts and other receivables, net	$10,938	$13,225

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

  Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$591	$530
Work in process	344	449
Finished goods	1,022	1,376
	$1,957	$2,355

At June 30, 2018 and December 31, 2017, the Company maintained reserves for slow moving inventories of $604,000 and $746,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,423,000 and $17,471,000 was recorded on the Company’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, of which $14,375,000 is allocated to the IT segment and $3,048,000 is allocated to the equipment segment. The components of the change in goodwill are as follows:

(in thousands)
Carrying Amount

Balance at December 31, 2017	$17,471
Foreign currency translation adjustment	(48)
Balance at June 30, 2018 (unaudited)	$17,423

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,811)	(2,501)
	3,020	3,330

Patents and Technology
Costs	2,305	2,331
Accumulated amortization	(1,353)	(1,260)
	952	1,071

Software
Costs	2,077	1,819
Accumulated amortization	(1,067)	(966)
	1,010	853

	$4,982	$5,254

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Amortization expense amounted to $249,000 and $305,000 for the three months ended June 30, 2018 and 2017, respectively, and $505,000 and $591,000 for the six months ended June 30, 2018 and 2017, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2018	$500
2019	965
2020	882
2021	806
2022	531
Total	$3,684

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2018 and December 31, 2017:

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Deferred commission expense - noncurrent	$1,688	$1,867
Trade receivables - noncurrent	616	968
Other, net of allowance for loss on loan receivable of
$412 at June 30, 2018 and December 31, 2017	548	1,012
	$2,852	$3,847

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2018 and December 31, 2017:

	(in thousands)
	June 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$563	$1,181
Accrued expenses - other	1,279	2,207
Other liabilities	2,537	1,949
	$4,379	$5,337

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$21,295	$19,785	$23,066	$19,404
Additions:
Deferred extended service contracts	122	248	314	435
Deferred in-service and training	3	8	3	8
Deferred service arrangements	5	20	5	20
Deferred commission revenues	1,710	3,367	2,169	6,251
Recognized as revenue:
Deferred extended service contracts	(160)	(164)	(321)	(341)
Deferred in-service and training	-	(8)	(3)	(10)
Deferred service arrangements	(9)	(11)	(21)	(23)
Deferred commission revenues	(2,773)	(2,553)	(5,019)	(5,052)
Deferred revenue at end of period	20,193	20,692	20,193	20,692
Less: current portion	13,544	11,062	13,544	11,062
Long-term deferred revenue at end of period	$6,649	$9,630	$6,649	$9,630

NOTE L – LINE OF CREDIT

NetWolves maintains a $4.0 million line of credit with a lending institution. Advances under the line, which expires on September 30, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At June 30, 2018, the Company had drawn approximately $3.5 million against the line. The draw is included in notes payable and capital lease obligations – current portion in the Company’s condensed consolidated balance sheet.

The Company maintains an additional $2.0 million line of credit with a lending institution. Advances under the line, which expires on September 30, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company. At June 30, 2018, the Company had drawn approximately $0.8 million against the line. The line of credit agreement includes certain financial covenants. At June 30, 2018, and in certain prior quarters, the Company was not in compliance with such covenants.

NOTE M – EQUITY

In March 2018, the Company granted 725,000 shares of restricted common stock to officers under the 2016 Stock Plan. The shares vested in April 2018. In May and June 2018, the Company granted a total of 575,000 shares of restricted common stock to employees, vesting over a three year period.

NOTE N – RELATED-PARTY TRANSACTIONS

The Company made interest payments, aggregating approximately $109,000 in each of the three month periods ended June 30, 2018 and 2017, and approximately $217,000 in each of the six month periods ended June 30, 2018 and 2017, to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets. The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by their family members. In August 2018, MedTech committed to extend the maturity date of $3,600,000 of the Notes an additional year, if necessary, from May 29, 2019 to May 29, 2020 provided that a minimum of $1.2 million of the principal is paid on or before May 29, 2019. The interest rate would increase to 10% effective May 30, 2019. The entire outstanding balance of the MedTech Notes is included as current liabilities.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $85,000 were billed by the firm for each of the three month periods ended June 30, 2018 and 2017, and fees of approximately $170,000 were billed by the firm for each of the six month periods ended June 30, 2018 and 2017, at which dates no amounts were outstanding.

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributor agreement, expiring December 31, 2020, with VSK for the sale of the Company’s EECP® products in certain international markets. The sale resulted in a gain of approximately $212,000. Prior to the sale, the Company’s pro-rata share in VSK’s loss from operations approximated $14,000 for the three months ended June 30, 2017, and $9,000 and $59,000 for the six months ended June 30, 2018 and 2017, respectively, and is included in interest and other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions;the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas;continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries

General Overview

Vaso Corporation (“Vaso”) was incorporated in Delaware in July 1987. We principally operate in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

●
IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

●
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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

Results of Operations – For the Three Months Ended June 30, 2018 and 2017

Revenues

Total revenue for the three months ended June 30, 2018 and 2017 was $18,418,000 and $17,853,000, respectively, representing an increase of $565,000, or 3% year-over-year. On a segment basis, revenue in the professional sales service segment increased $798,000 while revenue in the IT and equipment segments decreased $107,000 and $126,000, respectively.

Revenue in the IT segment for the three months ended June 30, 2018 was $10,704,000 compared to $10,811,000 for the three months ended June 30, 2017, a decrease of $107,000, or 1%, of which $406,000 resulted from a decrease in the healthcare IT VAR business, due to fewer healthcare IT solutions installations in the second quarter of 2018, partially offset by a $299,000 increase in the operations of NetWolves. Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $12.4 million at June 30, 2018 from $8.8 million at June 30, 2017, due to growth in orders and clients. We anticipate that as our healthcare IT operations become more developed and the service delivery process accelerated, the backlog should convert to revenue in a more timely fashion and, coupled with continued growth in order volume, financial results should improve in this segment.

Commission revenues in the professional sales service segment were $6,803,000 in the second quarter of 2018, an increase of 13%, as compared to $6,005,000 in the same quarter of 2017. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2018, $19,275,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,221,000 was long-term. At June 30, 2017, $19,704,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,188,000 was long-term. The decrease in deferred revenue is principally due to a decrease in orders booked and the increase in deliveries by GEHC. We anticipate that revenue will increase in the remaining quarters of 2018 as deliveries increase.

Revenue in the equipment segment decreased by $126,000, or 12%, to $911,000 for the three-month period ended June 30, 2018 from $1,037,000 for the same period of the prior year. The decrease was principally due to lower sales of EECP® equipment partially offset by higher sales of Biox ambulatory monitors and ARCS software.

Gross Profit

Gross profit for the three months ended June 30, 2018 and 2017 was $10,437,000, or 57% of revenue, and $9,798,000, or 55% of revenue, respectively, representing an increase of $639,000, or 7% year-over-year. On a segment basis, gross profit in the IT and professional sales service segments increased $101,000, or 2%, and $716,000, or 15%, respectively, while gross profit in the equipment segment decreased $178,000, or 25%.

IT segment gross profit for the three months ended June 30, 2018 was $4,475,000, or 42% of the segment revenue, compared to $4,374,000, or 40% of the segment revenue for the three months ended June 30, 2017. The year-over-year increase of $101,000, or 2%, was primarily a result of higher sales.

Professional sales service segment gross profit was $5,423,000, or 80% of segment revenue, for the three months ended June 30, 2018 as compared to $4,707,000, or 78% of the segment revenue, for the three months ended June 30, 2017, reflecting an increase of $716,000. The increase in absolute dollars was primarily due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the second quarter of 2018 than in the same period last year. Cost of commissions in the professional sales service segment of $1,380,000 and $1,298,000, for the three months ended June 30, 2018 and 2017, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $539,000, or 59% of segment revenues, for the second quarter of 2018 compared to $717,000, or 69% of segment revenues, for the same quarter of 2017. The $178,000, or 25%, decrease in gross profit was due to lower sales volume, as well as by a gross profit margin decrease due mainly to a higher proportion of lower margin products in the sales mix in the second quarter of 2018, compared to the second quarter of 2017.

Operating Loss

Operating loss for the three months ended June 30, 2018 and 2017 was $263,000 and $709,000, respectively, representing an improvement of $446,000, due to the increase in gross profit partially offset by higher operating costs (defined below). On a segment basis, operating income in the professional sales service segment increased $761,000, while operating loss in the IT and equipment segments increased $133,000 and $212,000, respectively. In addition, corporate expenses decreased $30,000.

Operating loss in the IT segment increased $133,000 in the three-month period ended June 30, 2018 as compared to the same period of 2017 due to higher selling, general, and administrative (“SG&A”) costs, partially offset by higher gross profit and lower research and development (“R&D”) costs. Operating income in the professional sales service segment increased $761,000 in the three-month period ended June 30, 2018 as compared to operating income in the same period of 2017 due to higher gross profit combined with lower SG&A costs. The increase in equipment segment operating loss of $212,000 in the second quarter of 2018 was due to lower gross profit and higher R&D costs.

SG&A costs for the three months ended June 30, 2018 and 2017 were $10,448,000 and $10,247,000, respectively, representing an increase of $201,000, or 2% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $308,000 in the second quarter of 2018 from the same quarter of the prior year due to increased personnel costs. SG&A costs in the professional sales service segment decreased $46,000 due mainly to lower personnel-related costs, and SG&A costs in the equipment segment decreased $32,000 due mainly to lower legal fees and lower EECP® commissions. Corporate costs not allocated to segments decreased by $30,000 in the three months ended June 30, 2018 from the same period in 2017, due primarily to lower director and accounting fees.

Research and development (“R&D”) expenses were $252,000, or 1% of revenues, for the second quarter of 2018, a decrease of $8,000, or 3%, from $260,000, or 1% of revenues, for the second quarter of 2017. The decrease is primarily attributable to lower software development expenses in the IT segment.

Adjusted EBITDA

We define Adjusted EBITDA (earnings (loss) before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure, as net income (loss), plus interest expense (income), net; tax expense;depreciation and amortization; and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands) Three months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(446)	$(987)
Interest expense (income), net	177	166
Income tax expense	37	111
Depreciation and amortization	607	588
Share-based compensation	81	98
Adjusted EBITDA	$456	$(24)

Adjusted EBITDA increased by $480,000, to $456,000 in the quarter ended June 30, 2018 from $(24,000) in the quarter ended June 30, 2017. The increase was primarily attributable to the lower net loss, partially offset by lower income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2018 was $(146,000) as compared to $(167,000) for the corresponding period of 2017. The decrease in interest and other income (expense) was due primarily to lower VSK joint venture losses, partially offset by higher interest expense due to increased borrowings under the line of credit.

Income Tax Expense

For the three months ended June 30, 2018, we recorded income tax expense of $37,000 as compared to $111,000 for the corresponding period of 2017. The decrease arose mainly from lower deferred taxes resulting from the Tax Cuts and Jobs Act.

Net Loss

Net loss for the three months ended June 30, 2018 was $446,000 as compared to a net loss of $987,000 for the three months ended June 30, 2017, representing a decrease of $541,000. Our net loss per share was $0.00 and $0.01 in the three-month periods ended June 30, 2018 and 2017, respectively. The principal cause of the decrease in net loss is the increase in professional sales service segment revenue and gross profit.

Results of Operations – For the Six months Ended June 30, 2018 and 2017

Revenues

Total revenue for the six months ended June 30, 2018 and 2017 was $35,955,000 and $34,227,000, respectively, representing an increase of $1,728,000, or 5% year-over-year. On a segment basis, revenue in the IT, professional sales service, and equipment segments increased $1,506,000, 138,000, and $84,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2018 was $22,117,000 compared to $20,611,000 for the six months ended June 30, 2017, an increase of $1,506,000, of which $915,000 resulted from growth in the operations of NetWolves, and $591,000 from an increase in the healthcare IT VAR business. Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our IT VAR operations increased to $12.4 million at June 30, 2018 from $8.8 million at June 30, 2017, due to growth in orders and clients. We anticipate that as our IT VAR operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume, profitability will improve in this segment.

Commission revenues in the professional sales service segment were $12,014,000 in the first half of 2018, an increase of 1%, as compared to $11,876,000 in the first half of 2017. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. Deliveries of equipment sold by us are typically lower in the first half of each year than in the second half of the year, with the strongest in the fourth quarter of each year. Therefore, we expect deliveries and revenue to improve through the remainder of 2018. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2018, $19,275,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,221,000 was long-term.

Revenue in the equipment segment increased by $84,000, or 5%, to $1,824,000 for the six-month period ended June 30, 2018 from $1,740,000 for the same period of the prior year. The increase was principally due to an increase in Biox ambulatory monitor and ARCS software revenues as a result of higher sales volume.

Gross Profit

Gross profit for the six months ended June 30, 2018 and 2017 was $20,058,000, or 56% of revenue, and $18,868,000, or 55% of revenue, respectively, representing an increase of $1,190,000, or 6% year-over-year. On a segment basis, gross profit in the IT and professional sales service segments increased $993,000, and $260,000, respectively, while gross profit in the equipment segment decreased $63,000.

IT segment gross profit for the six months ended June 30, 2018 was $9,389,000, or 42% of the segment revenue, compared to $8,396,000, or 41% of the segment revenue for the six months ended June 30, 2017, with $498,000 of the increase resulting primarily from higher sales at NetWolves and $495,000 resulting from both higher sales and higher gross profit rate in the IT VAR business.

Professional sales service segment gross profit was $9,576,000, or 80% of segment revenue, for the six months ended June 30, 2018 as compared to $9,316,000, or 78% of the segment revenue, for the six months ended June 30, 2017, reflecting an increase of $260,000, or 3%. The increase in absolute dollars was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the first half of 2018 than in the same period last year, as well as by lower commission expense in the first half of 2018 compared to the same period of 2017.

Cost of commissions in the professional sales service segment of $2,438,000 and $2,560,000, for the six months ended June 30, 2018 and 2017, respectively, reflected commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,093,000, or 60% of segment revenues, for the first half of 2018 compared to $1,156,000, or 66% of segment revenues, for the same period of 2017, due to lower margin product mix in the first half of 2018, compared to the first half of 2017.

Operating Loss

Operating loss for the six months ended June 30, 2018 and 2017 was $2,376,000 and $2,550,000, respectively, representing an improvement of $174,000, primarily due to higher gross profit partially offset by higher operating costs. On a segment basis, operating loss decreased $350,000 in the IT segment, while operating income in the professional sales service segment decreased $208,000, and operating loss in the equipment segment increased $34,000. In addition, corporate expenses decreased $66,000.

Operating loss in the IT segment decreased in the six-month period ended June 30, 2018 as compared to the same period of 2017 due to higher gross profit and lower research and development costs, partially offset by higher SG&A costs. Operating income in the professional sales service segment decreased in the six-month period ended June 30, 2018 as compared to the same period of 2017 due to higher SG&A costs partially offset by higher gross profit. Operating loss in the equipment segment increased in the six-month period ended June 30, 2018 as compared to the same period of 2017 due to lower gross profit, partially offset by lower SG&A costs.

SG&A costs for the six months ended June 30, 2018 and 2017 were $21,996,000 and $20,937,000, respectively, representing an increase of $1,059,000, or 5% year-over-year. On a segment basis, SG&A costs in the professional sales service segment for the six months ended June 30, 2018 increased $468,000 to $9,466,000, from $8,998,000 for the corresponding period of the prior year, due to increased personnel-related and shared marketing costs, and in the IT segment by $768,000 to $10,540,000, from $9,772,000 for the corresponding period of the prior year, due primarily to increased personnel costs at NetWolves. SG&A costs in the equipment segment for the six months ended June 30, 2018 decreased $111,000 to $1,350,000, from $1,461,000 for the corresponding period of the prior year, due primarily to lower headcount and legal costs, and corporate costs not allocated to segments decreased in the same periods by $66,000 from $706,000, due primarily to lower accounting and director fees.

Research and development (“R&D”) expenses were $438,000, or 1% of revenues, for the first half of 2018, a decrease of $43,000, or 9%, from $481,000, or 1% of revenues, for the first half of 2017. The decrease is primarily attributable to lower software development expenses in the IT segment.

Adjusted EBITDA

We define Adjusted EBITDA (earnings (loss) before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure, as net income (loss), plus interest expense (income), net; tax expense;depreciation and amortization; and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands) Six months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(2,515)	$(3,118)
Interest expense (income), net	338	331
Income tax expense	57	220
Depreciation and amortization	1,202	1,170
Share-based compensation	222	317
Adjusted EBITDA	$(696)	$(1,080)

Adjusted EBITDA improved by $384,000, to $(696,000) in the six months ended June 30, 2018 from $(1,080,000) in the six months ended June 30, 2017. The improvement was primarily attributable to the lower net loss, partially offset by lower income tax expense and lower share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2018 was $(82,000) as compared to $(348,000) for the corresponding period of 2017. The decrease was due primarily to the $212,000 gain on sale of VSK, partially offset by higher interest expense due to increased borrowings under our credit line.

Income Tax Expense

For the six months ended June 30, 2018, we recorded income tax expense of $57,000 as compared to income tax expense of $220,000 for the corresponding period of 2017. The decrease arose mainly from lower deferred income taxes in 2018 arising from the Tax Cuts and Jobs Act.

Net Loss

Net loss for the six months ended June 30, 2018 was $2,515,000 compared to net loss of $3,118,000 for the six months ended June 30, 2017, representing a decrease in net loss of $603,000. Our net loss per share was $0.02 in the six month periods ended June 30, 2018 and 2017. The principal causes of the decrease in net loss is the reduction in operating loss in the IT segment, the gain on sale of investment in VSK, and the reduction in income tax expense.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and drawdown on our line of credit. At June 30, 2018, we had cash and cash equivalents of $3,163,000 and negative working capital of $15,099,000 compared to cash and cash equivalents of $5,245,000 and negative working capital of $8,217,000 at December 31, 2017. $10,220,000 in negative working capital at June 30, 2018 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $2,156,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,121,000 and cash used by operating assets and liabilities of $1,035,000, during the six months ended June 30, 2018, compared to cash provided by operating activities of $1,375,000 for the same period in 2017. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,125,000, and decreases in deferred revenue, accrued commissions, and accrued expenses and other liabilities of $2,873,000, $671,000, and 733,000, respectively.

Cash used in investing activities during the six-month period ended June 30, 2018 was $764,000 consisting of $1,075,000 for the purchase of equipment and software, partially offset by $311,000 provided by the sale of our investment in VSK.

Cash provided by financing activities during the six-month period ended June 30, 2018 was $834,000 primarily as a result of $896,000 in net borrowings on revolving lines of credit partially offset by $61,000 in payments of notes and capital leases issued for equipment purchases.

Liquidity

At June 30, 2018 the Company had outstanding borrowings under its lines of credit of approximately $4.3 million with availability of approximately $1.7 million. These lines mature on September 30, 2018. It is the management's intention to renew the lines of credit, and it is currently in negotiation with the lending bank for the renewal. The Company has had a history of renewing these lines of credit upon maturity; therefore, management believes that the lines of credit will be renewed. Additionally, the Company has a conditional commitment to extend $3.6 million of the MedTech Notes for one year through May 29, 2020. The Company expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations as they come due. The Company’s profitability for the year will be largely dependent on deliveries of product by GEHC in our professional sales service segment since the Company does not recognize revenue in this segment until the equipment is delivered.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

The Company implemented new internal control processes in conjunction with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). There were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

Date: August 14, 2018	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer