Form 10-Q
period 2018-09-30
VASO Corp
filed 2018-11-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No  [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X] Smaller Reporting Company [X]
Emerging Growth Company [ ]

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No  [X]

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2018 – 166,719,647

Vaso Corporation and Subsidiaries

INDEX

PART I – FINANCIAL INFORMATION	3
ITEM 1 - FINANCIAL STATEMENTS	3
CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2018 (unaudited) and December 31, 2017	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited) for the Three and Nine Months Ended September 30, 2018 and 2017	4
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY for the Nine Months Ended September 30, 2018 (unaudited) and the Year Ended December 31, 2017	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the Nine Months Ended September 30, 2018 and 2017	6
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	7
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 4 - CONTROLS AND PROCEDURES	30
PART II - OTHER INFORMATION	31
ITEM 6 – EXHIBITS	31

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,979	$5,245
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,700 at September 30,
2018 and $4,872 at December 31, 2017	10,139	13,225
Receivables due from related parties	20	20
Inventories, net	2,388	2,355
Deferred commission expense	2,617	3,649
Prepaid expenses and other current assets	1,142	993
Total current assets	19,285	25,487

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$5,949 at September 30, 2018 and $4,980 at December 31, 2017	5,843	4,719
GOODWILL	17,315	17,471
INTANGIBLES, net	4,854	5,254
OTHER ASSETS, net	3,051	3,847
	$50,348	$56,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,179	$5,423
Accrued commissions	1,430	2,467
Accrued expenses and other liabilities	5,866	5,337
Sales tax payable	941	787
Deferred revenue - current portion	9,969	15,540
Notes payable and capital lease obligations - current portion (Note N)	9,684	3,674
Notes payable - related parties - current portion	82	86
Due to related party	10	390
Total current liabilities	35,161	33,704

LONG-TERM LIABILITIES
Notes payable and capital lease obligations, net of current portion (Note N)	322	4,834
Notes payable - related parties, net of current portion	246	259
Deferred revenue, net of current portion	6,983	7,526
Deferred tax liability	233	220
Other long-term liabilities	960	1,083
Total long-term liabilities	8,744	13,922

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
177,027,734 and 175,741,970 shares issued at September 30, 2018 and December 31, 2017, respectively; 166,719,647 and 165,433,883 shares
outstanding at September 30, 2018 and December 31, 2017, respectively	177	176
Additional paid-in capital	63,627	63,363
Accumulated deficit	(55,085)	(52,329)
Accumulated other comprehensive loss	(276)	(58)
Treasury stock, at cost, 10,308,087 shares at September 30, 2018 and December 31, 2017	(2,000)	(2,000)
Total stockholders’ equity	6,443	9,152
	$50,348	$56,778

See Note B, Variable Interest Entities, for additional variable interest entity disclosures

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Managed IT systems and services	$11,002	$10,827	$33,118	$31,438
Professional sales services	6,854	6,305	18,868	18,181
Equipment sales and services	932	909	2,755	2,649
Total revenues	18,788	18,041	54,741	52,268

Cost of revenues
Cost of managed IT systems and services	6,563	6,311	19,291	18,526
Cost of professional sales services	1,465	1,386	3,903	3,946
Cost of equipment sales and services	309	316	1,040	900
Total cost of revenues	8,337	8,013	24,234	23,372
Gross profit	10,451	10,028	30,507	28,896

Operating expenses
Selling, general and administrative	10,462	10,412	32,459	31,349
Research and development	230	235	668	716
Total operating expenses	10,692	10,647	33,127	32,065
Operating loss	(241)	(619)	(2,620)	(3,169)

Other income (expense)
Interest and financing costs	(178)	(166)	(530)	(506)
Interest and other income, net	56	63	114	55
Gain on sale of investment in VSK	-	-	212	-
Total other expense, net	(122)	(103)	(204)	(451)

Loss before income taxes	(363)	(722)	(2,824)	(3,620)
Income tax expense	(14)	(94)	(71)	(314)
Net loss	(377)	(816)	(2,895)	(3,934)

Other comprehensive loss
Foreign currency translation (loss) gain	(131)	25	(218)	116
Comprehensive loss	$(508)	$(791)	$(3,113)	$(3,818)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	166,431	163,307	165,024	161,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2017	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,930	2	-	-	512	-	-	514
Shares not issued for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation gain	-	-	-	-	-	-	271	271
Net loss	-	-	-	-	-	(4,539)	-	(4,539)
Balance at December 31, 2017	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	1,286	1	-	-	265	-	-	266
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(218)	(218)
Net loss	-	-	-	-	-	(2,895)	-	(2,895)
Balance at September 30, 2018 (unaudited)	177,028	$177	(10,308)	$(2,000)	$63,627	$(55,085)	$(276)	$6,443

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,895)	$(3,934)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities
Depreciation and amortization	1,828	1,781
Deferred income taxes	-	287
Loss from interest in joint venture	9	30
Gain on sale of investment in VSK	(212)	-
Provision for doubtful accounts and commission adjustments	240	145
Amortization of debt issue costs	24	24
Share-based compensation	266	417
Changes in operating assets and liabilities:
Accounts and other receivables	2,837	1,671
Receivables due from related parties	-	(96)
Inventories, net	(75)	(235)
Deferred commission expense	1,142	(982)
Prepaid expenses and other current assets	(152)	(211)
Other assets, net	244	861
Accounts payable	1,756	(153)
Accrued commissions	(1,264)	(763)
Accrued expenses and other liabilities	791	(647)
Sales tax payable	155	52
Deferred revenue	(6,114)	2,674
Deferred tax liability	12	180
Other long-term liabilities	(124)	(235)
Net cash (used in) provided by operating activities	(1,532)	866

Cash flows from investing activities
Purchases of equipment and software	(2,168)	(1,981)
Proceeds from sale of investment in VSK	311	-
Net cash used in investing activities	(1,857)	(1,981)

Cash flows from financing activities
Net borrowings on revolving line of credit	1,158	78
Payroll taxes paid by withholding shares	(1)	(3)
Net repayment of notes payable and capital lease obligations	(76)	(288)
Payments on notes payable - related parties	-	(170)
Net cash provided by (used in) financing activities	1,081	(383)
Effect of exchange rate differences on cash and cash equivalents	42	(67)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,266)	(1,565)
Cash and cash equivalents - beginning of period	5,245	7,087
Cash and cash equivalents - end of period	$2,979	$5,522

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$491	$483
Income taxes paid	$74	$35

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$399	$-

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

•
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the healthcare provider middle market; and

•
Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of the Company’s proprietary medical devices.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”).  It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division.  Its current offerings include:

•
Managed diagnostic imaging applications (national channel partner of GEHC Digital);
•
Managed network infrastructure (routers, switches and other core equipment);
•
Managed network transport (FCC licensed carrier reselling 175+ facility partners);
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

•
GEHC diagnostic imaging capital equipment;
•
GEHC service agreements for the above equipment;
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

VasoMedical

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units.  These devices are primarily cardiovascular monitoring, diagnostic and therapeutic systems.  Its current offerings consist of:

•
Biox(TM) series Holter monitors and ambulatory blood pressure recorders;
•
ARCS(R) series analysis, reporting and communication software for physiological signals such as ECG and blood pressure;
•
MobiCare(TM) multi-parameter wireless vital-sign monitoring system;
•
EECP(R) therapy system for non-invasive, outpatient treatment of ischemic heart disease.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Liquidity and Capital Resources

At September 30, 2018 the Company had cash and cash equivalents of $2,979,000, and negative working capital, excluding deferred commission expense and deferred revenue which are non-cash items, of $8,524,000.  Historically the Company has financed its operations from cash provided from operating activities and borrowings under its lines of credit. For the nine months ended September 30, 2018, the Company had a net loss of $2,895,000 and used cash in operations of $1,532,000.  At September 30, 2018, the Company had outstanding borrowings under its lines of credit of approximately $4.6 million with availability of approximately $1.4 million.  These lines mature on November 30, 2018.  It is the management’s intention to renew the lines of credit, and it is currently in negotiation with the lending bank for the renewal.  The Company has had a history of renewing these lines of credit upon maturity; therefore, management believes that the lines of credit will be renewed. The Company has a conditional commitment to extend $3.6 million of the MedTech Notes for one year through May 29, 2020 (See Note N). Additionally, management has established cost saving measures that will be implemented, if necessary. The Company expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations through at least one year from the date of filing of this Form 10-Q.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. The financial information of Biox, which is included in the accompanying condensed consolidated financial statements, is presented as follows:

	(in thousands)
	As of September 30, 2018	As of December 31, 2017
	(unaudited)
Cash and cash equivalents	$15	$41
Total assets	$1,773	$1,599
Total liabilities	$2,013	$1,745

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total net revenue	$432	$318	$1,352	$1,049

Net loss	$(13)	$(90)	$(81)	$(626)

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoMedical

In the United States, we recognized revenue from the sale of our medical equipment in the period in which we deliver the product to the customer (“point in time”).  Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered in both domestic and international markets (“point in time”).  The Company also recognizes revenue from the maintenance of EECP(R) systems either on a time and material as-billed basis (“point in time”) or through the sale of a service contract, where revenue is recognized ratably over the contract term (“over time”).

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

	(in thousands)			(in thousands)
	Three months ended September 30, 2018 (unaudited)			Nine months ended September 30, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported	prior U.S. GAAP	Topic 606 impact	as reported
STATEMENT OF OPERATIONS
Revenues
Professional sales services	$6,695	$159	$6,854	$18,548	$320	$18,868
Total revenues	18,629	159	18,788	54,421	320	54,741

Gross Profit	10,292	159	10,451	30,187	320	30,507

Operating expenses
Selling, general and administrative	10,474	(12)	10,462	32,557	(98)	32,459
Operating loss	$(412)	$171	$(241)	$(3,038)	$418	$(2,620)

	(in thousands)
	As of September 30, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported
ASSETS
Accounts and other receivables, net	$9,477	$662	$10,139
Deferred commission expense	$2,534	$83	$2,617
Other assets, net	$2,897	$154	$3,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue - current portion	$9,724	$245	$9,969
Deferred revenue - long term	$6,893	$90	$6,983
Accumulated deficit	$(55,642)	$557	$(55,085)

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2018 (unaudited)				Three Months Ended September 30, 2017 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$10,146			$10,146	$9,739			$9,739
Software sales and support	856			856	1,088			1,088
Commissions		6,854		6,854		6,305		6,305
Medical equipment sales			661	661			613	613
Medical equipment service			271	271			296	296
	$11,002	$6,854	$932	$18,788	$10,827	$6,305	$909	$18,041

	Nine Months Ended September 30, 2018 (unaudited)				Nine Months Ended September 30, 2017 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$30,418			$30,418	$29,096			$29,096
Software sales and support	2,700			2,700	2,342			2,342
Commissions		18,868		18,868		18,181		18,181
Medical equipment sales			1,936	1,936			1,802	1,802
Medical equipment service			819	819			847	847
	$33,118	$18,868	$2,755	$54,741	$31,438	$18,181	$2,649	$52,268

	Three Months Ended September 30, 2018 (unaudited)				Three Months Ended September 30, 2017 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$9,561	$-	$163	$9,724	$9,511	$-	$170	$9,681
Revenue recognized at a point in time	1,441	6,854	769	9,064	1,316	6,305	739	8,360
	$11,002	$6,854	$932	$18,788	$10,827	$6,305	$909	$18,041

	Nine Months Ended September 30, 2018 (unaudited)				Nine Months Ended September 30, 2017 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$29,315	$-	$505	$29,820	$28,034	$-	$535	$28,569
Revenue recognized at a point in time	3,803	18,868	2,250	24,921	3,404	18,181	2,114	23,699
	$33,118	$18,868	$2,755	$54,741	$31,438	$18,181	$2,649	$52,268

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $80.5 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	remainder of 2018	2019	2020	Thereafter
Unfulfilled performance obligations	$14,381	$33,877	$16,959	$15,320

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses.  In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $461,000 and $371,000 at September 30, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the equipment. Such amounts aggregated approximately $16,011,000 and $22,126,000 at September 30, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets into current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $2,996,000 and $1,143,000 at September 30, 2018 and December 31, 2017, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $942,000 and $941,000 at September 30, 2018 and December 31, 2017, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2018, we recognized approximately $2.7 million and $5.9 million of revenues that were included in our contract liability balance at the beginning of such periods.

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

Under prior U.S. GAAP, we recognized sales commissions in our equipment segment as incurred. Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our IT VAR business, all commissions paid in advance of go-live were, under prior U.S. GAAP, capitalized as deferred commission expense and charged to expense at go-live or customer acceptance, as applicable. Under Topic 606, IT VAR commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. IT VAR commissions allocable to other elements continue to be charged to expense at go-live or customer acceptance, as was previously done. At the date of adoption of Topic 606, we recorded an asset, and related adjustment to retained earnings, of approximately $139,000 in our condensed consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. The impact to our financial statements of adopting Topic 606, as it relates to costs to obtain contracts, was a reduction in commission expense of approximately $12,000 and $98,000 for the three and nine months ended September 30, 2018, respectively, an increase in deferred commission expense of approximately $83,000, and an increase in long term deferred commission expense (recorded in other assets) of approximately $154,000 (inclusive of the beginning balance adjustment of $139,000).

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our professional sales services segment, under both prior U.S. GAAP and Topic 606, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At September 30, 2018, our condensed consolidated balance sheet includes approximately $4,456,000 in capitalized sales commissions to be expensed in future periods, of which $2,617,000 is recorded in deferred commission expense and $1,839,000, representing the long term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration.  Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end.  Under prior U.S. GAAP, we recognized revenue at the rate achieved at the applicable reporting date.  We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement.  Such estimate will be reviewed each quarter and adjusted as necessary.  At September 30, 2018, the Company recorded approximately $662,000 in additional accounts and other receivables, net; $335,000 in additional combined short term and long term deferred revenue; and, for the three and nine months ended September 30, 2018, $159,000 and $320,000, respectively, in additional commission revenue resulting from our estimate of variable consideration.  The Company recognized reductions in revenue associated with revisions to variable consideration for previously completed performance obligations of $84,000 and $310,000 for the three and nine month periods ended September 30, 2018, respectively.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,002	$10,827	$33,118	$31,438
Professional sales service	6,854	6,305	18,868	18,181
Equipment	932	909	2,755	2,649
Total revenues	$18,788	$18,041	$54,741	$52,268

Gross Profit
IT	$4,439	$4,516	$13,827	$12,912
Professional sales service	5,389	4,919	14,965	14,235
Equipment	623	593	1,715	1,749
Total gross profit	$10,451	$10,028	$30,507	$28,896

Operating (loss) income
IT	$(782)	$(555)	$(2,064)	$(2,186)
Professional sales service	1,013	488	1,123	806
Equipment	(181)	(273)	(747)	(805)
Corporate	(291)	(279)	(932)	(984)
Total operating loss	$(241)	$(619)	$(2,620)	$(3,169)

Capital expenditures
IT	$1,055	$641	$2,107	$1,830
Professional sales service	-	3	-	117
Equipment	37	-	57	21
Corporate	1	13	4	13
Total cash capital expenditures	$1,093	$657	$2,168	$1,981

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Identifiable Assets
IT	$30,167	$28,320
Professional sales service	9,907	15,658
Equipment	7,138	7,830
Corporate	3,136	4,970
Total assets	$50,348	$56,778

GE Healthcare accounted for 36% and 35% of revenue for the three months ended September 30, 2018 and 2017, respectively, and 34% and 35% of revenue for the nine months ended September 30, 2018 and 2017, respectively.  GE Healthcare also accounted for $5.2 million or 51%, and $8.9 million or 67%, of accounts and other receivables at September 30, 2018 and December 31, 2017, respectively.

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

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2018 and 2017, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	For the three and nine months ended
	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Restricted common stock grants	2,559	4,613

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2018 and December 31, 2017:

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Trade receivables	$13,075	$18,056
Unbilled receivables	733	-
Due from employees	31	41
Allowance for doubtful accounts and
commission adjustments	(3,700)	(4,872)
Accounts and other receivables, net	$10,139	$13,225

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

 Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$610	$530
Work in process	433	449
Finished goods	1,345	1,376
	$2,388	$2,355

At September 30, 2018 and December 31, 2017, the Company maintained reserves for slow moving inventories of $606,000 and $746,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill aggregating $17,315,000 and $17,471,000 was recorded on the Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, of which $14,375,000 is allocated to the IT segment and $2,940,000 is allocated to the equipment segment.  The components of the change in goodwill are as follows:

(in thousands) Carrying Amount

Balance at December 31, 2017	$17,471
Foreign currency translation adjustment	(156)
Balance at September 30, 2018 (unaudited)	$17,315

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(2,957)	(2,501)
	2,874	3,330

Patents and Technology
Costs	2,289	2,331
Accumulated amortization	(1,400)	(1,260)
	889	1,071

Software
Costs	2,214	1,819
Accumulated amortization	(1,123)	(966)
	1,091	853

	$4,854	$5,254

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

Amortization expense amounted to $248,000 and $279,000 for the three months ended September 30, 2018 and 2017, respectively, and $753,000 and $870,000 for the nine months ended September 30, 2018 and 2017, respectively.

Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)(unaudited)
Remainder of 2018	$247
2019	991
2020	907
2021	832
2022	538
Total	$3,515

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2018 and December 31, 2017:

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Deferred commission expense - noncurrent	$1,840	$1,867
Trade receivables - noncurrent	615	968
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2018 and December 31, 2017	596	1,012
	$3,051	$3,847

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

 Accrued expenses and other liabilities consist of the following at September 30, 2018 and December 31, 2017:

	(in thousands)
	September 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$623	$1,181
Accrued expenses - other	1,419	2,207
Other liabilities	3,824	1,949
	$5,866	$5,337

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$20,193	$20,692	$23,066	$19,404
Net additions (reductions):
Deferred extended service contracts	189	118	503	553
Deferred in-service and training	-	5	3	13
Deferred service arrangements	-	8	5	28
Deferred commission revenues	(797)	4,036	1,372	10,286
Recognized as revenue:
Deferred extended service contracts	(156)	(159)	(477)	(501)
Deferred in-service and training	(3)	(3)	(5)	(13)
Deferred service arrangements	(7)	(11)	(28)	(34)
Deferred commission revenues	(2,467)	(2,608)	(7,487)	(7,658)
Deferred revenue at end of period	16,952	22,078	16,952	22,078
Less: current portion	9,969	12,651	9,969	12,651
Long-term deferred revenue at end of period	$6,983	$9,427	$6,983	$9,427

The net reduction in deferred commission revenue of $797 thousand in the third quarter 2018 is due to the impact of the tiered commission structure. New orders for the quarter exceeded cancellations of prior period orders recognized in the quarter; however, the average commission rate on such cancellations was greater than the average commission rate for new orders in the quarter resulting in the net decrease in deferred commission revenues. Periodically, GEHC “scrubs” the open orders to eliminate orders that are not expected to be fulfilled.

NOTE L – LINE OF CREDIT AND CAPITAL LEASE OBLIGATION

NetWolves maintains a $4.0 million line of credit with a lending institution.  Advances under the line, which expires on November 30, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation.  At September 30, 2018, the Company had drawn approximately $3.3 million against the line. The draw is included in notes payable and capital lease obligations – current portion in the Company’s condensed consolidated balance sheet.

The Company maintains an additional $2.0 million line of credit with a lending institution.  Advances under the line, which expires on November 30, 2018, bear interest at a rate of LIBOR plus 2.25% and are secured by substantially all of the assets of the Company.  At September 30, 2018, the Company had drawn approximately $1.3 million against the line.  The line of credit agreement includes certain financial covenants.  At September 30, 2018, and in certain prior quarters, the Company was not in compliance with such covenants.

In September 2018, the Company entered into a capital lease, payable quarterly over a 60-month term, for primarily the acquisition of network components in its Florida data center. The fair market value and capital lease liability of the leased equipment was approximately $399,000, of which approximately $77,000 is recorded in current liabilities.

NOTE M – EQUITY

In March 2018, the Company granted 725,000 shares, valued at approximately $44,000, of restricted common stock to officers under the 2016 Stock Plan. The shares vested in April 2018. In May and June 2018, the Company granted a total of 575,000 shares, valued at approximately $29,000, of restricted common stock to employees, vesting over a three-year period.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE N – RELATED-PARTY TRANSACTIONS

The Company made interest payments, aggregating approximately $109,000 in each of the three-month periods ended September 30, 2018 and 2017, and approximately $328,000 in each of the nine-month periods ended September 30, 2018 and 2017, to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets. The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by their family members. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal is paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The entire outstanding balance of the MedTech Notes is included as current liabilities.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $85,000 were billed by the firm for each of the three month periods ended September 30, 2018 and 2017, and fees of approximately $255,000 were billed by the firm for each of the nine month periods ended September 30, 2018 and 2017, at which dates no amounts were outstanding.

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributorship agreement, expiring December 31, 2020, with VSK for the sale of the Company’s EECP® products in certain international markets. The sale resulted in a gain of approximately $212,000. Prior to the sale, the Company’s pro-rata share in VSK’s income (loss) from operations approximated $29,000 for the three months ended September 30, 2017, and $(9,000) and $(30,000) for the nine months ended September 30, 2018 and 2017, respectively, and is included in interest and other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice, making it the longest extension thus far with a remaining term of in excess of four years from September 30, 2018. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network and share certain GEHC sales costs.

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

Vaso Corporation and Subsidiaries

Results of Operations – For the Three Months Ended September 30, 2018 and 2017

Revenues

Total revenue for the three months ended September 30, 2018 and 2017 was $18,788,000 and $18,041,000, respectively, representing an increase of $747,000, or 4% year-over-year. On a segment basis, revenue in the professional sales service, IT and equipment segments increased $549,000, $175,000 and $23,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2018 was $11,002,000 compared to $10,827,000 for the three months ended September 30, 2017, an increase of $175,000, or 2%, of which $407,000 resulted from an increase in the operations of NetWolves, partially offset by a $232,000 decrease in the healthcare IT VAR business, due to fewer healthcare IT solutions installations in the third quarter of 2018. Our monthly recurring revenue in the managed network services operations continues to grow as we add new customers and expand our services to existing customers. At the same time, the backlog of orders in our healthcare IT operations increased to $14.8 million at September 30, 2018 from $10.4 million at September 30, 2017, due to growth in orders and clients. We define backlog as the total value of the undelivered products and services in current contracts that will be delivered in future periods.

Commission revenues in the professional sales service segment were $6,854,000 in the third quarter of 2018, an increase of 9%, as compared to $6,305,000 in the same quarter of 2017. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2018, $16,011,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,518,000 was long-term. At September 30, 2017, $21,132,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,013,000 was long-term. The decrease in deferred revenue is principally due to a decrease in new orders booked, customer cancellations, and an increase in deliveries by GEHC. We anticipate that revenue will increase in the fourth quarter of 2018 as deliveries increase.

Revenue in the equipment segment increased by $23,000, or 3%, to $932,000 for the three-month period ended September 30, 2018 from $909,000 for the same period of the prior year. The increase was principally due to higher sales of EECP® equipment.

Gross Profit

Gross profit for the three months ended September 30, 2018 and 2017 was $10,451,000, or 56% of revenue, and $10,028,000, or 56% of revenue, respectively, representing an increase of $423,000, or 4% year-over-year.  On a segment basis, gross profit in the professional sales service and equipment segments increased $470,000, or 10%, and $30,000, or 5%, respectively, while gross profit in the IT segment decreased $77,000, or 2%.

IT segment gross profit for the three months ended September 30, 2018 was $4,439,000, or 40% of the segment revenue, compared to $4,516,000, or 42% of the segment revenue for the three months ended September 30, 2017. The year-over-year decrease of $77,000, or 2%, was primarily a result of lower margin product sales mix of network and managed services.

Professional sales service segment gross profit was $5,389,000, or 79% of segment revenue, for the three months ended September 30, 2018 as compared to $4,919,000, or 78% of the segment revenue, for the three months ended September 30, 2017, reflecting an increase of $470,000.  The increase in absolute dollars was primarily due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the third quarter of 2018 than in the same period last year.  Cost of commissions in the professional sales service segment of $1,465,000 and $1,386,000, for the three months ended September 30, 2018 and 2017, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $623,000, or 67% of segment revenues, for the third quarter of 2018 compared to $593,000, or 65% of segment revenues, for the same quarter of 2017. The $30,000, or 5%, increase in gross profit was due to higher sales volume, as well as a gross profit margin increase due mainly to a higher proportion of higher margin products in the sales mix in the third quarter of 2018, compared to the third quarter of 2017.

Operating Loss

Operating loss for the three months ended September 30, 2018 and 2017 was $241,000 and $619,000, respectively, representing an improvement of $378,000, due to the increase in gross profit partially offset by higher operating costs (below). On a segment basis, operating income in the professional sales service segment increased $525,000 and operating loss in the equipment segment decreased $92,000, while operating loss in the IT segment increased $227,000. In addition, corporate expenses increased $12,000.

Operating loss in the IT segment increased $227,000 for the three-month period ended September 30, 2018 as compared to the same period of 2017 due to lower gross profit and higher selling, general, and administrative (“SG&A”) costs, partially offset by lower research and development (“R&D”) costs. Operating income in the professional sales service segment increased $525,000 in the three-month period ended September 30, 2018 as compared to operating income in the same period of 2017, due to higher gross profit combined with lower SG&A costs. The decrease in equipment segment operating loss of $92,000 in the third quarter of 2018 was due to higher gross profit and lower SG&A costs, partially offset by higher R&D costs.

SG&A costs for the three months ended September 30, 2018 and 2017 were $10,462,000 and $10,412,000, respectively, representing an increase of $50,000, or less than 1% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $199,000 in the third quarter of 2018 from the same quarter of the prior year due to increased personnel costs.  SG&A costs in the professional sales service segment decreased $54,000 due mainly to lower personnel-related costs, and SG&A costs in the equipment segment decreased $108,000 due mainly to lower legal fees and lower personnel costs. Corporate costs not allocated to segments increased by $12,000 in the three months ended September 30, 2018 from the same period in 2017, due primarily to higher accounting fees and financing costs.

Research and development (“R&D”) expenses were $230,000, or 1% of revenues, for the third quarter of 2018, a decrease of $5,000, or 2%, from $235,000, or 1% of revenues, for the third quarter of 2017. The decrease is primarily attributable to lower software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands) Three months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(377)	$(816)
Interest expense (income), net	169	163
Income tax expense	14	94
Depreciation and amortization	626	611
Share-based compensation	44	100
Adjusted EBITDA	$476	$152

Adjusted EBITDA increased by $324,000, to $476,000 in the quarter ended September 30, 2018 from $152,000 in the quarter ended September 30, 2017.  The increase was primarily attributable to the lower net loss, partially offset by lower income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2018 was $(122,000) as compared to $(103,000) for the corresponding period of 2017. The increase in interest and other income (expense) was due primarily to higher interest expense due to increased borrowings under the line of credit.

Income Tax Expense

For the three months ended September 30, 2018, we recorded income tax expense of $14,000 as compared to $94,000 for the corresponding period of 2017.  The decrease arose mainly from lower deferred taxes resulting from the Tax Cuts and Jobs Act.

Net Loss

Net loss for the three months ended September 30, 2018 was $377,000 as compared to a net loss of $816,000 for the three months ended September 30, 2017, representing an improvement of $439,000. No net loss per share was recorded in each of the three-month periods ended September 30, 2018 and 2017. The principal cause of the decrease in net loss is the increase in professional sales service segment revenue and gross profit.

Results of Operations – For the Nine months Ended September 30, 2018 and 2017

Revenues

Total revenue for the nine months ended September 30, 2018 and 2017 was $54,741,000 and $52,268,000, respectively, representing an increase of $2,473,000, or 5% year-over-year.  On a segment basis, revenue in the IT, professional sales service, and equipment segments increased $1,680,000, $687,000, and $106,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2018 was $33,118,000 compared to $31,438,000 for the nine months ended September 30, 2017, an increase of $1,680,000, or 5%, of which $1,322,000 resulted from growth in the network and managed services operations, and $358,000 from an increase in the healthcare IT VAR business. Our monthly recurring revenue in the network and managed services operations continues to grow month over month as we add new customers and expand our services to existing customers. At the same time, the backlog of orders in our IT VAR operations increased to $14.8 million at September 30, 2018 from $10.4 million at September 30, 2017, due to growth in orders and clients.

Vaso Corporation and Subsidiaries

Commission revenues in the professional sales service segment were $18,868,000 in the first nine months of 2018, an increase of 4%, as compared to $18,181,000 in the first nine months of 2017. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. We expect deliveries and revenue to continue to improve through the remainder of 2018. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in the equipment segment increased by $106,000, or 4%, to $2,755,000 for the nine-month period ended September 30, 2018 from $2,649,000 for the same period of the prior year.  The increase was principally due to an increase in Biox ambulatory monitor and ARCS software revenues as a result of higher sales volume.

Gross Profit

Gross profit for the nine months ended September 30, 2018 and 2017 was $30,507,000, or 56% of revenue, and $28,896,000, or 55% of revenue, respectively, representing an increase of $1,611,000, or 6% year-over-year.  On a segment basis, gross profit in the IT and professional sales service segments increased $915,000, and $730,000, respectively, while gross profit in the equipment segment decreased $34,000.

IT segment gross profit for the nine months ended September 30, 2018 was $13,827,000, or 42% of the segment revenue, compared to $12,912,000, or 41% of the segment revenue for the nine months ended September 30, 2017, with $386,000 of the increase resulting primarily from higher sales at NetWolves and $529,000 resulting from both higher sales and higher gross profit rate in the IT VAR business.

Professional sales service segment gross profit was $14,965,000, or 79% of segment revenue, for the nine months ended September 30, 2018 as compared to $14,235,000, or 78% of the segment revenue, for the nine months ended September 30, 2017, reflecting an increase of $730,000, or 5%.  The increase in absolute dollars was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the first nine months of 2018 than in the same period last year, as well as by lower commission expense in the first nine months of 2018 compared to the same period of 2017.

Cost of commissions in the professional sales service segment of $3,903,000 and $3,946,000, for the nine months ended September 30, 2018 and 2017, respectively, reflected commission expense associated with recognized commission revenues.  The decrease reflects lower average commission rates.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,715,000, or 62% of segment revenues, for the first nine months of 2018 compared to $1,749,000, or 66% of segment revenues, for the same period of 2017, due to lower margin product mix in the first nine months of 2018, compared to the same period of 2017.

Operating Loss

Operating loss for the nine months ended September 30, 2018 and 2017 was $2,620,000 and $3,169,000, respectively, representing an improvement of $549,000, primarily due to higher gross profit partially offset by higher operating costs.  On a segment basis, operating loss decreased $122,000 in the IT segment and decreased $58,000 in the equipment segment, while operating income in the professional sales service segment increased $317,000. In addition, corporate expenses decreased $52,000.

Operating loss in the IT segment decreased in the nine-month period ended September 30, 2018 as compared to the same period of 2017 due to higher gross profit and lower research and development costs, partially offset by higher SG&A costs. Operating income in the professional sales service segment increased in the nine-month period ended September 30, 2018 as compared to the same period of 2017 due to higher gross profit, partially offset by higher SG&A costs. Operating loss in the equipment segment decreased in the nine-month period ended September 30, 2018 as compared to the same period of 2017 due to lower SG&A costs, partially offset by higher R&D costs and lower gross profit.

Vaso Corporation and Subsidiaries

SG&A costs for the nine months ended September 30, 2018 and 2017 were $32,459,000 and $31,349,000, respectively, representing an increase of $1,110,000, or 4% year-over-year. On a segment basis, SG&A costs for the nine months ended September 30, 2018 increased in the IT segment by $967,000 to $15,680,000, from $14,713,000 for the corresponding period of the prior year, due primarily to increased personnel costs at NetWolves, and an increase in the professional sales service segment of $413,000 to $13,842,000, from $13,429,000 for the corresponding period of the prior year, due to increased personnel-related and shared marketing costs. SG&A costs in the equipment segment for the nine months ended September 30, 2018 decreased $219,000 to $2,005,000, from $2,224,000 for the corresponding period of the prior year, due primarily to lower headcount and legal costs. Corporate costs not allocated to segments decreased in the same period by $52,000 from $984,000, due primarily to lower accounting and director fees.

Research and development (“R&D”) expenses were $668,000, or 1% of revenues, for the first nine months of 2018, a decrease of $48,000, or 7%, from $716,000, or 1% of revenues, for the first nine months of 2017. The decrease is primarily attributable to lower software development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands) Nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(2,895)	$(3,934)
Interest expense (income), net	507	494
Income tax expense	71	314
Depreciation and amortization	1,828	1,781
Share-based compensation	266	417
Adjusted EBITDA	$(223)	$(928)

Adjusted EBITDA improved by $705,000, to $(223,000) in the nine months ended September 30, 2018 from $(928,000) in the nine months ended September 30, 2017.  The improvement was primarily attributable to the lower net loss, partially offset by lower income tax expense and lower share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2018 was $(204,000) as compared to $(451,000) for the corresponding period of 2017. The decrease was due primarily to the $212,000 gain on sale of VSK, partially offset by higher interest expense due to increased borrowings under our credit line.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the nine months ended September 30, 2018, we recorded income tax expense of $71,000 as compared to income tax expense of $314,000 for the corresponding period of 2017.  The decrease arose mainly from lower deferred income taxes in 2018 arising from the Tax Cuts and Jobs Act.

Net Loss

Net loss for the nine months ended September 30, 2018 was $2,895,000 compared to net loss of $3,934,000 for the nine months ended September 30, 2017, representing a decrease in net loss of $1,039,000. Our net loss per share was $0.02 in the nine-month periods ended September 30, 2018 and 2017. The principal causes of the decrease in net loss is the increase in operating income in the professional sales service segment, the gain on sale of investment in VSK, and the reduction in income tax expense.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and drawdown on our lines of credit.  At September 30, 2018, we had cash and cash equivalents of $2,979,000 and negative working capital of $15,876,000 compared to cash and cash equivalents of $5,245,000 and negative working capital of $8,217,000 at December 31, 2017.  $8,524,000 in negative working capital at September 30, 2018 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $1,532,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $740,000 and cash used by operating assets and liabilities of $792,000, during the nine months ended September 30, 2018, compared to cash provided by operating activities of $866,000 for the same period in 2017. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,837,000, an increase in accounts payable of $1,756,000, and decreases in deferred revenue and accrued commissions of $6,114,000, and 1,264,000, respectively.

Cash used in investing activities during the nine-month period ended September 30, 2018 was $1,857,000 consisting of $2,168,000 for the purchase of equipment and software, partially offset by $311,000 provided by the sale of our investment in VSK.

Cash provided by financing activities during the nine-month period ended September 30, 2018 was $1,081,000 primarily as a result of $1,158,000 in net borrowings on revolving lines of credit partially offset by $76,000 in net repayments of notes and capital leases issued for equipment purchases.

Liquidity

At September 30, 2018 the Company had outstanding borrowings under its lines of credit of approximately $4.6 million with availability of approximately $1.4 million.  These lines mature on November 30, 2018.  It is the management’s intention to renew the lines of credit, and it is currently in negotiation with the lending bank for the renewal.  The Company has had a history of renewing these lines of credit upon maturity; therefore, management believes that the lines of credit will be renewed. The Company has a conditional commitment to extend $3.6 million of the MedTech Notes for one year through May 29, 2020. Additionally, management has established cost saving measures that will be implemented, if necessary. The Company expects to maintain sufficient liquidity through its cash on hand, availability of funds under its lines of credit, and internally generated funds to meet its obligations as they come due.  The Company’s profitability for the year will be largely dependent on deliveries of product by GEHC in our professional sales service segment since the Company does not recognize revenue in this segment until the equipment is delivered.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer

Date:  November 14, 2018