Form 10-K
period 2018-12-31
VASO Corp
filed 2019-04-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes [ X ]
No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
Yes [ X]                No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates was approximately $6.0 million based on the closing sales price of the common stock as quoted on the OTC PK on June 29, 2018.

At March 31, 2019, the number of shares outstanding of the issuer's common stock was 167,109,200.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

EXHIBITS

Exhibit 31 Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32  Certifications of Periodic Report

- i -

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

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the health provider middle market; and

●
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”), to address a major issue facing the healthcare IT industry. It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (national channel partner of GEHC IT).
●
Managed network infrastructure (routers, switches and other core equipment).
●
Managed network transport (FCC licensed carrier reselling 175+ facility partners).
●
Managed security services (partner with major cybersecurity technologies firms including IBM and Palo Alto).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in domestic market segments. Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offering consists of:

●
GEHC diagnostic imaging capital equipment.
●
GEHC service agreements for the above equipment.
●
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

●
Biox™ series Holter monitors and ambulatory blood pressure recorders.
●
ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
●
MobiCare™ multi-parameter wireless vital-sign monitoring system.
●
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

Historical Background

Vaso Corporation was incorporated in Delaware in July 1987. For most of its history, the Company primarily was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsation, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business mixture, and continues to use the original name VasoMedical for its proprietary medical device subsidiary.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GE diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2022, subject to earlier termination under certain circumstances.

In June 2014, the Company began its IT segment business by concluding the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business.

In May 2015, the Company further expanded its IT business segment by acquiring all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”), pursuant to an asset purchase agreement. NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, and provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution. The Company believes there are significant operational synergies between NetWolves’ capabilities and VasoHealthcare IT’s requirements under its VAR Agreement with GEHC, and has expanded NetWolves’ existing services to the healthcare IT market.

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox is a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device. In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and closed LET in 2018.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owns 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK. The Company continues to cooperate with VSK by granting it distribution rights for EECP® systems in certain geographic territories of the world.

Management

The Company currently bases its headquarters in Plainview, Long Island, NY and maintains an office in Manhattan, NY. Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”), and Vice President of Finance and Treasurer.

The management of the Company’s IT segment is led by the COO of the Company, who is also the President of VasoTechnology and NetWolves, which is based in Tampa, FL. Our VasoHealthcare IT VAR business is organized as a part of VasoTechnology and is also led by the COO, supported by several software solution sales and implementation specialists, based in Nashville, TN. The business unit works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

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

In the IT segment, our primary competitors in the healthcare IT VAR business are Agfa Healthcare, McKesson, Philips, Carestream Health and other independent software providers. Key competitive factors are brand recognition, quality, radiology workflow solutions, scalability and service and support capability. We are able to capitalize on the brand recognition of GEHC, a leader in healthcare software solutions. In the managed network services business our primary competition includes, but is not limited to, organizations who have a presence in most of the major markets for the following products and services: network services, managed services, security services and healthcare applications. Several of those competitors, many of which are our vendors, are: Verizon, AT&T, CenturyLink, IBM and Cisco Resellers, Siemens, Epic, small regional IT integrators and large company internal IT departments.

Though we believe that we are the industry leader of external counterpulsation technology, our competitors in the EECP® business are Renew Group Pte. Ltd, and PSK-Health Sci-Tech Development Co., Ltd., with which we have partnered to market our EECP® products in the international market.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength. The Biox™ series is among the few from China with CE Mark certification for Europe, CFDA approval for China, US FDA clearances as well as Brazilian Agencia Nacional de Vigilancia Sanitaria (ANVISA) approval, which are among the most important qualifications to market and sell the products around the world.

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

Foreign Regulation

In most countries to which we seek to export our medical devices, a local regulatory clearance must be obtained. The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming. Our medical devices, including EECP® systems and Biox™ series products, are all manufactured in accordance with ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agência Nacional de Vigilância Sanitária (ANVISA) approval for Brazil, Taiwan FDA (TFDA) for Taiwan, and the Saudi SFDA (MDMA) for the Kingdom of Saudi Arabia.

We are also subject to audits by organizations authorized by foreign countries to determine compliance with laws, regulations and standards that apply to the commercialization of our products in those markets. Examples include auditing by a European Union Notified Body organization (authorized by a member state’s Competent Authority) to determine conformity with the Medical Device Directives (MDD) and by an organization authorized by the Brazilian government to determine conformity with the ANVISA requirement.

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

The Federal Communications Commission (“FCC”) exercises jurisdiction over services and regulates interstate and international communications in all 50 states, the District of Columbia and U.S territories. As an independent U.S. government agency overseen by Congress, the commission is the United States' primary authority for communications laws, regulation and technological innovation.

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

We own four US utility patents that expire at various times through 2023. We will from time to time file other patent applications regarding specific enhancements to the current EECP® models, future generation products, and methods of treatment in the future. Moreover, trademarks have been registered for the names “Vaso”, “EECP”, “AngioNew”, “Natural Bypass”, “Vasomedical”, “Vasomedical EECP”, “VasoGlobal”, “VasoSolutions”, “VasoHealthcare”.

Through our China-based subsidiaries, we own sixteen invention and utility patents in China that expire at various times through 2028, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also have eight registered trademarks in China for our products.

Through our Netwolves subsidiary we hold a patent for Secure and Remote Monitoring Management (“SRM”) and we hold trademarks “NetWolves”, “SRM”, and “Wolfpac”.

There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. As with any patented technology, litigation could be necessary to protect our patent position. Such litigation can be costly and time-consuming, and there can be no assurance that we will be successful.

Employees

As of December 31, 2018, we employed 317 full-time persons, of which 15 are employed through our facility in Plainview, New York, 88 through VasoHealthcare, 15 through VasoHealthcare IT, 137 through our Netwolves operations, and 62 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

All manufacturing operations are conducted under the cGMP requirements as set forth in the FDA Quality System Regulation as well as ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive (MDD 93/42/EEC Annex II) and can apply CE marking to all of our current product models. Lastly, we are certified to comply with the requirements of the Brazilian Agência Nacional de Vigilância Sanitária (ANVISA). All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

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

Financial Risks

Ability to achieve profitability and meet obligations as they come due

We have reported a net loss of $3,734,000 for the year ended December 31, 2018 as compared to a net loss of $4,539,000 for the year ended December 31, 2017. These losses were primarily attributable to operating losses in our IT segment and lower volume of products delivered by our partner in our professional sales service segment since we cannot recognize revenue until the underlying products of orders we booked are actually delivered to customers. We maintain lines of credit from a lending institution which will require further extensions after their current June 28, 2019 maturity date. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are in the process of reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

Risks Related to Our Business

We currently derive a significant amount of our revenue and segment operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC. Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015. In December 2014, the agreement was extended again through December 31, 2018. In December 2017, the agreement was further extended through December 31, 2022, including the right to terminate without cause with certain conditions.

A significant amount of our revenue and segment operating income arise from activities under this agreement. Moreover, our growth depends partially on the territories, customer segments and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and maintaining a positive relationship with GEHC. There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions, or will not extended beyond the current expiry. Should GEHC terminate the agreement, it would have a material adverse effect on our financial condition and results of operations.

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

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification (510(k)) or premarket approval (PMA) application to the FDA. We would not be able to market the modified device in the U.S. until the FDA issues a clearance for the 510(k).

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

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions. There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), enterprise income tax (“EIT”), and social (payroll) taxes. Regulations are often unclear. Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest. These facts create risks for our operations in China.

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

Our growth depends in part on the growth of the IT and healthcare markets which we serve. In our professional sales services segment, our quarterly sales and profits depend significantly on the volume and timing of delivery of the underlying equipment of the orders we booked during the quarter, and the delivery of such products is difficult to forecast since it is largely dependent on GEHC. Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

We currently maintain product liability insurance at $8,000,000 per occurrence and $8,000,000 in the aggregate. Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

We do not know the effects of healthcare reform proposals.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act (“ACA”) is designed to provide increased access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

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

The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

●
medical reimbursement;
●
actual or anticipated fluctuations in our operating results;
●
announcements of technological innovations, new products or pricing by our competitors;
●
the timing of patent and regulatory approvals;
●
the timing and extent of technological advancements;
●
the sales of our common stock by affiliates or other shareholders with large holdings;
●
overall market fluctuations and domestic and worldwide economic conditions; and
●
other factors described in the “Risk Factors” and elsewhere in this Report.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $69,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in May 2020 with an annual rental of approximately $174,000. VHC-IT leases a 3,500 square foot facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2019 with an annual rental of $49,000. The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville. We believe that our current facilities are adequate for foreseeable current and future needs.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2020. The annual base rent for this lease is approximately $58,000.

We lease our engineering and production facilities in China. Specifically, we lease approximately 20,400 square feet under leases expiring in September 2019, August 2020, September 2020, and December 2020 at an aggregate annual cost of approximately $75,000 in Wuxi, China. Such leases are renewable upon expiration.

PART II

ITEM 5 –
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market under the symbol VASO. The number of record holders of common stock as of March 31, 2019, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2018		Year ended December 31, 2017
	High	Low	High	Low
First quarter	$0.07	$0.05	$0.14	$0.09
Second quarter	$0.06	$0.04	$0.11	$0.09
Third quarter	$0.05	$0.03	$0.09	$0.07
Fourth quarter	$0.05	$0.02	$0.08	$0.05

The last bid price of the Company's common stock on March 29, 2019, was $0.04 per share.

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

Overview

Vaso Corporation (formerly Vasomedical, Inc.) (“Vaso”) was incorporated in Delaware in July 1987. We principally operate in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

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

●
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.
.
VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”), to address a major issue facing the healthcare IT industry. It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (national channel partner of GEHC IT).
●
Managed network infrastructure (routers, switches and other core equipment).
●
Managed network transport (FCC licensed carrier reselling 175+ facility partners).
●
Managed security services (partner with major cybersecurity technologies firms including IBM and Palo Alto).

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in domestic market segments. Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offering consists of:

●
GEHC diagnostic imaging capital equipment.
●
GEHC service agreements for the above equipment.
●
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

●
Biox™ series Holter monitors and ambulatory blood pressure recorders.
●
ARCS™ series analysis, reporting and communication software for physiological signals such as ECG and blood pressure.
●
MobiCare™ multi-parameter wireless vital-sign monitoring system.
●
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

Going concern assessment

We have incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution and these lines of credit will require further extensions after their current June 28, 2019 maturity date. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are in the process of reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

●
Continue engaging in effectively reducing operating costs.
●
Continue to expand our product and service offerings as well as market penetration in our healthcare IT business and managed network services business.
●
Build our brand name in the healthcare provision middle market with the goal of establishing our technology platform and managed services methodology as the standard for secure, efficient use of equipment and applications ecosystems.
●
Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.
●
Maintain and grow our equipment business by aligning the cost structure with revenue growth.
●
Continue to seek accretive partnership and acquisition opportunities.

Results of Operations – For the Years Ended December 31, 2018 and 2017

Total revenues increased by $1,192,000, or 2%, to $73,980,000 in the year ended December 31, 2018, from $72,788,000 in the year ended December 31, 2017. We reported a net loss of $3,734,000 for the year ended December 31, 2018 as compared to a net loss of $4,539,000 for the year ended December 31, 2017, a decrease in loss of $805,000. The decrease in net loss was primarily due to higher gross profit, the gain on sale of our investment in the VSK joint venture, and the change from income tax expense to income tax benefit. Our net loss was $0.02 and $0.03 per basic and diluted common share for the years ended December 31, 2018 and 2017, respectively.

Revenues

Revenue in the IT segment was $44,228,000 for the year ended December 31, 2018 as compared to $42,581,000 for the prior year, an increase of $1,647,000, or 4%, of which $1,372,000 was attributable to growth in NetWolves revenues, and $275,000 to growth in VHC-IT revenues. At December 31, 2018 VHC-IT had an order backlog exceeding $13.5 million.

Commission revenues in the professional sales service segment decreased by $932,000, or 4%, to $25,511,000 in the year ended December 31, 2018, as compared to $26,443,000 in the year ended December 31, 2017. The decrease was primarily due to lower volume of GEHC equipment delivered in 2018, as well as by lower blended commission rates for the equipment delivered in 2018. As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2018, the Company recorded on its consolidated balance sheet for this segment a decrease of $5,028,000, or 23%, in deferred commission revenue to $17,098,000, of which $7,200,000 is long-term, compared to $22,126,000 of deferred commission revenue at December 31, 2017, of which $7,115,000 was long-term. The decrease in deferred revenue is due principally to lower total orders booked during the year, partially offset by the decrease in equipment deliveries over the same period.

Revenue in our equipment segment increased 13% to $4,241,000 for the year ended December 31, 2018 from $3,764,000 for the year ended December 31, 2017, as a result of an increase in equipment sales of $491,000, or 18%, to $3,151,000 for the year ended December 31, 2018, as compared to $2,660,000 for the year ended December 31, 2017, and a decrease in equipment rentals and services revenue of $14,000, or 1%, to $1,090,000 in the year ended December 31, 2018 from $1,104,000 in the year ended December 31, 2017. The increase in equipment sales is due primarily to increased deliveries at our China operations, as well as an 8% increase in sales in our U.S. operations, resulting from higher software deliveries. The decrease in revenue generated from equipment rentals and services is due primarily to lower recognition of service contract revenues. As of December 31, 2018, the Company recorded on its consolidated balance sheet for this segment $988,000 of deferred revenue, of which $503,000 is long-term, compared to $941,000 of deferred revenue at December 31, 2017, of which $411,000 was long-term, an increase of $47,000 or 5%. The increase in deferred revenue is due principally to a higher mix of multi-year service contracts sold during the year.

Gross Profit

The Company recorded gross profit of $41,124,000, or 56% of revenue, for the year ended December 31, 2018, compared to $40,731,000, or 56% of revenue, for the year ended December 31, 2017. The increase of $393,000, or 1%, was due primarily to a $756,000 increase in the IT segment and a $102,000 increase in the equipment segment resulting primarily from higher revenues, partially offset by a $465,000 decrease in the professional sales service segment.

IT segment gross profit increased to $18,379,000, or 42% of segment revenues, for the year ended December 31, 2018 as compared to $17,623,000, or 41% of segment revenues, in the prior year, an increase of $756,000, of which $513,000 was attributable to VHC-IT resulting from both higher revenues and higher gross profit rate, and $243,000 was attributable to NetWolves, resulting from increased revenues.

Professional sales service segment gross profit was $20,165,000, or 79% of the segment revenues, for the year ended December 31, 2018, a decrease of $465,000, or 2%, from segment gross profit of $20,630,000, or 78% of the segment revenue, for the year ended December 31, 2017. The decrease in gross profit was due primarily to lower recognized revenue in 2018 as a result of a decrease in equipment delivery volume and by lower blended commission rates on the equipment delivered during the year. Cost of commissions decreased by $467,000, or 8%, to $5,346,000 for the year ended December 31, 2018, as compared to cost of commissions of $5,813,000 in 2017. The decrease is also due primarily to lower delivery volume. Cost of commissions reflects commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit increased to $2,580,000, or 61% of equipment segment revenues, for the year ended December 31, 2018 compared to $2,478,000, or 66% of equipment segment revenues, for the year ended December 31, 2017, due to higher sales volume, partially offset by lower average selling prices. Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Loss

Operating loss was $3,724,000 for the year ended December 31, 2018 compared to operating loss of $3,832,000 for the year ended December 31, 2017, a decrease in loss of $108,000. The improvement was primarily attributable to the decrease in operating loss in the equipment segment from $1,066,000 in the year ended December 31, 2017 to $812,000 in the year ended December 31, 2018, due to higher gross profit and lower operating expenses in the segment. The 2018 professional sales service segment operating income of $1,958,000 was essentially flat as compared to 2017 operating income of $1,954,000, as reductions in gross profit were largely matched by reductions in SG&A costs. IT segment operating loss increased to $3,748,000 for the year ended December 31, 2018 from $3,375,000 for the prior year, an increase of $373,000. The increase was attributable to a $408,000 higher operating loss at NetWolves primarily due to increased spending on infrastructure and engineering efforts, and to higher sales expenses incurred in building its order backlog for future delivery, partially offset by a $35,000 lower operating loss at VHC-IT due to higher gross profit. The healthcare IT VAR business continues to grow as reflected in the significant increase in order volume and backlog, which we anticipate to continue to grow and convert to revenue, resulting in improvement in operating performance.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2018 and 2017 were $43,962,000, or 59% of revenues, and $43,618,000, or 60% of revenues, respectively, reflecting an increase of $344,000 or less than 1%. The increase in SG&A expenditures in the year ended December 31, 2018 resulted primarily from a $1,336,000 increase in the IT segment due to increased personnel and bad debt costs, partially offset by a $468,000 decrease in the professional sales service segment attributable mainly to lower sales personnel-related cost, and a $300,000 decrease in the equipment segment, and by $223,000 lower corporate expenses.

Research and development (R&D) expenses of $886,000, or 1% of revenues, for the year ended December 31, 2018 decreased by $59,000, or 6%, from $945,000, or 1% of revenues, for the year ended December 31, 2017. The decrease is primarily attributable to lower new product development costs in the NetWolves operation.

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

Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2018	2017

Net loss	$(3,734)	$(4,539)
Interest expense (income), net	727	651
Income tax (benefit) expense	(385)	134
Depreciation and amortization	2,522	2,426
Share-based compensation	313	514
Adjusted EBITDA	$(557)	$(814)

Adjusted EBITDA increased by $257,000, to $(557,000) in the year ended December 31, 2018 from $(814,000) in the year ended December 31, 2017. The increase was primarily attributable to the lower net loss, partially offset by the change from income tax expense to income tax benefit and by lower share-based compensation as compared to the prior year.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2018 and 2017, was $(395,000) and $(573,000), respectively, a decrease in net expense of $178,000. The decrease was due primarily to the $212,000 gain on sale of our investment in the VSK joint venture and $42,000 higher other income, primarily value-added tax refunds in our China operations, partially offset by $76,000 higher interest expense on our lines of credit and financed equipment purchases.

Income Tax (Benefit) Expense

During the year ended December 31, 2018, we recorded income tax benefit of $(385,000), as compared to income tax expense of $134,000 in the year ended December 31, 2017. The Company utilized no net operating loss carryforwards for the years ended December 31, 2018 and 2017. The change from income tax expense in 2017 to income tax benefit in 2018 arose primarily from the impact of the change in the carryforward period for 2018 net operating losses from 20 years to indefinitely on deferred tax liabilities arising from goodwill generated by the NetWolves acquisition. The Company has net operating loss carryforwards of approximately $46 million at December 31, 2018.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2018

We have financed our operations and investment activities primarily from working capital and additional borrowings. At December 31, 2018, we had cash and cash equivalents of $2,668,000 and negative working capital of $16,179,000. $7,797,000 in negative working capital at December 31, 2018 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows. At March 31, 2019 the Company’s cash and cash equivalents were approximately $2.0 million.

Cash used by operating activities was $1,453,000 during the year ended December 31, 2018, which consisted of net loss after non-cash adjustments of $984,000 and cash used by changes in operating assets and liabilities of $469,000. The changes in the account balances primarily reflect decreases in deferred revenue and accrued commissions of $4,981,000 and $599,000, respectively, partially offset by decreases in accounts and other receivables and deferred commission expense of $1,725,000 and $1,174,000, respectively.

Cash used in investing activities during the year ended December 31, 2018 was $2,586,000 for the purchase of equipment and software, partially offset by $311,000 in proceeds from the sale of our investment in the VSK joint venture.

Cash provided by financing activities during the year ended December 31, 2018 was $1,141,000, primarily attributable to $778,000 in additional borrowings on our lines of credit, a $21,000 note issued to purchase equipment, and $500,000 in notes issued to related parties, partially offset by $156,000 in note and capital lease payments.

Liquidity

We have incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution which will require further extensions after their current June 28, 2019 maturity date. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are in the process of reducing costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Revenue Recognition

In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, replaced most existing revenue recognition guidance in U.S. GAAP.

This new guidance requires certain judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures. Refer to Note B of the notes to consolidated financial statements for further discussion regarding significant judgments involved in our application of ASC 606.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses and performed in the fourth quarter of each year. Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

Deferred Revenues

For the professional sales service segment, amounts billable under the agreement with GE Healthcare in advance of customer acceptance of the equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC.

For the equipment segment, we record revenue on extended service contracts ratably over the term of the related contract period. In accordance with the provisions of ASC Topic 606, we defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for warranty obligations ratably over the service period, which is generally one year.

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

We also comply with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued Accounting Pronouncements

Note B of the Notes to Consolidated Financial Statements includes a description of the Company’s evaluation of recently issued accounting pronouncements.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

The Company held its annual meeting of stockholders on November 16, 2018. At the meeting, the Company’s shareholders voted to approve the following proposals:

(1)
The election of two directors in Class I – Joshua Markowitz and Edgar Rios - to hold office until the 2021 Annual Meeting of Stockholders; and,
(2)
The appointment of Marcum LLP as our independent registered public accountants for the year ending December 31, 2018.

The following table presents the voting results on these proposals:

Approved Proposals	Shareholder votes cast
	For	Withheld	Against	Abstain
Election of Directors
Joshua Markowitz	84,816,356	10,892,995	-	-
Edgar Rios	85,085,870	10,623,481	-	-

Appointment of public accountants	125,903,793	-	18,634,570	77,882

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of March 31, 2019, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	63	Chairman of the Board and Director	June, 2015
David Lieberman	74	Vice Chairman of the Board and Director	February, 2011
Jun Ma	55	President, Chief Executive Officer and Director	June, 2007
Peter C. Castle	50	Chief Operating Officer and Director	August, 2010
Behnam Movaseghi (1) (2)	65	Director	July, 2007
Edgar Rios (1)	66	Director	February, 2011

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Joshua Markowitz has been a director since June 2015, and was appointed Chairman of the Board of the Company in August 2016. Mr. Markowitz has been a practicing attorney in the State of New Jersey for in excess of 30 years. He is currently a senior partner in the New Jersey law firm of Markowitz O'Donnell, LLP. Mr. Markowitz was the brother-in-law of Mr. Simon Srybnik (deceased), the former Chairman and director of the Company.

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

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios currently is President of Edgary Consultants, LLC. and was appointed a director in conjunction with the Company’s prior consulting agreement with Edgary Consultants, LLC. Most recently from 2008 thru the end of 2016, Mr. Rios was the Co-founder, CEO and Managing Member of SHD Oil & Gas LLC, an oil and gas exploration and development firm operating on the reservation of the Three Affiliate Tribes in North Dakota. Previously, Mr. Rios was a co-founder, Executive Vice President, General Counsel and Director of AmeriChoice Corporation from its inception in 1989 through its acquisitionby UnitedHealthcare in 2002 and continued as a senior executive with United Healthcare through 2007. Prior to co-founding AmeriChoice, Mr. Rios was a senior executive with a number of businesses that provided technology services and non-technology products to government purchasers. Over the years, Mr. Rios also has been an investor, providing seed capital to various technology and nontechnology start-ups. Mr. Rios serves on the Board of Advisors of Columbia Law School. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and the Brookings Institution in Washington; and as a director of the An-Bryce Foundation and Los Padres Foundation in Virginia. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the year ended December 31, 2018, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans. During the year ended December 31, 2018, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. None of these persons have been officers or employees of the Company at the time of their position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2018 there were:

●
2 meetings of the Board of Directors
●
4 meetings of the Audit Committee
●
2 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2018 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 31, 2019 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	55	President, Chief Executive Officer
Peter C. Castle	50	Chief Operating Officer
Michael J. Beecher	74	Chief Financial Officer and Secretary
Jonathan P. Newton	58	Vice President of Finance and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2018	375,000	-	-				32,476	407,476
Chief Executive Officer	2017	375,000	45,000	18,000				61,870	499,870
Peter C. Castle	2018	350,000	-	-				24,472	374,472
Chief Operating Officer	2017	350,000	20,000	18,000				45,341	433,341
Jane Moen	2018	254,167	13,500	25,000				7,891	300,558
President of VasoHealthcare	2017	200,000	60,000	-				8,837	268,837
Michael J. Beecher	2018	215,000	-	-				10,288	225,288
Chief Financial Officer and Secretary	2017	215,000	15,000	4,500				14,564	249,064
Jonathan P. Newton	2018	175,000	-	-				11,585	186,585
Vice President of Finance and Treasurer	2017	175,000	10,000	3,000				15,652	203,652

(1)
Represents fair value on the date of grant. See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2018 for a discussion of the relevant assumptions used in calculating grant date fair value.
(2)
Represents tax gross-ups, vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Peter C. Castle	-	-	-	-	-	250,000	7,500	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Peter C. Castle	250,000	6/15/19

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

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan. In the years ended December 31, 2018 and 2017 the Company made discretionary contributions of approximately $96,000 and $116,000, respectively, to match a percentage of employee contributions.

Director's Compensation

Non-employee directors receive a fee of $2,500 for each Board of Directors and Committee meeting attended. Committee chairs receive an annual fee of $5,000. Non-employee directors also receive an annual fee of $30,000. These fees are either paid in cash, or common stock valued at the fair market value of the common stock on the date of grant, which is the meeting date.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	35,000	-	-	-	-	19,528	54,528
Jun Ma, PhD	-	-	-	-	-	-	-
Randy Hill	30,000	-	-	-	-	75,000	105,000
Peter Castle	-	-	-	-	-	-	-
Joshua Markowitz	45,000	-	-	-	-	564	45,564
Behnam Movaseghi	50,000	-	-	-	-	564	50,564
Edgar Rios	50,000	-	-	-	-	564	50,564

(1)
Represents tax gross-up, health benefit premiums, and consulting fees.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 31, 2019 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Estate of Simon Srybnik (3)	55,738,318	33.35%
Jun Ma, PhD **	5,298,146	3.17%
Peter Castle **	3,125,000	1.87%
Edgar Rios **	1,625,000	*
David Lieberman **	1,599,200	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*
Jonathan Newton **	775,000	*
Joshua Markowitz **	350,000	*

** Directors and executive officers as a group
(8 persons)	15,202,150	9.10%

*Less than 1% of the Company's common stock

(1)
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)
Applicable percentages are based on 167,109,200 shares of common stock outstanding as of March 31, 2019, adjusted as required by rules promulgated by the SEC.
(3)
As the sole shareholder of Kerns Manufacturing Corp., the estate of Simon Srybnik has voting and dispositive powers over the 25,714,286 shares held by Kerns. The reporting person also has voting and dispositive powers over the 17,815,007 shares of common stock owned by Living Data Technology Corp. Furthermore, the estate of Simon Srybnik also owns and holds sole dispositive power over 12,209,025 additional shares of common stock.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	2,137,500	$0.00	1,901,817

Total	2,137,500		1,901,817

(1)
Includes 1,637,500 and 500,000 shares of restricted common stock granted, but unissued, under the 2013 Plan and 2016 Plan, respectively. The exercise price for the stock grants is zero. 15,059 shares, 186,758 shares, and 1,700,000 shares remain available for future grants under the 2010 Plan, 2013 Plan, and 2016 Plan, respectively.

See Note N to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of the Company’s directors, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC, which we acquired in May 2015. Another of the Company’s directors, David Lieberman, was a director of NetWolves Network Services, LLC. Mr. Castle and Mr. Lieberman owned of record approximately 10.4% and 5.7%, respectively, of the membership interests of NetWolves LLC. Mr. Lieberman may also be deemed to have owned beneficially up to an additional 13.5% of such membership interests. The Company’s board of directors negotiated the purchase price on an arm’s length basis, and both Mr. Castle and Mr. Lieberman abstained from the vote approving the Asset Purchase Agreement.

The Company obtained an opinion regarding the fairness of the purchase price for the NetWolves entities from a reputable, independent third-party investment banking firm. Of the $18,000,000 purchase price paid for the acquisition, $14,200,000 was from the Company’s cash on hand and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note to MedTechnology Investments, LLC (“MedTech”).

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTech pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors. An additional $100,000 was provided by Joshua Markowitz prior to his joining the board of directors. In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, $250,000 of which was provided by a director and a director’s relative. In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement.

The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets. As set forth in the following table, three directors of the Company provided funds in excess of $120,000 through Medtech during 2015. No principal payments have made for the year ended December 31, 2018 and interest payments made during the year ended December 31, 2018 to these three directors are as indicated in the table below:

	Principal	Interest
	Outstanding	Paid
Peter C. Castle	$750,000	$68,438
David Lieberman	$700,000	$63,875
Jun Ma, PhD	$300,000	$27,375

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors. He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $340,000 were billed by the firm for the year ended December 31, 2018 at which date approximately $28,000 was outstanding.

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

●
a director who is, or at any time during the past three years was, employed by us;
●
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
●
a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
●
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
●
a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or
●
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

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that three of our non-employee directors (Mr. Rios, Mr. Markowitz and Mr. Movaseghi) are independent.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2018, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum, LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2018 and 2017. The following table sets forth all fees for such periods:

	2018	2017
Audit fees	$255,440	$261,445
Tax fees	-	-
All other fees	-	-

Total	$255,440	$261,445

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
Exhibits

(3)(i)
(a)
Restated Certificate of Incorporation (2)
(b)
Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (3)
(c)
Certificate of Amendment to Certificate of Incorporation (11)
(3)(ii)

By-Laws (1)
(4)
(a)
Specimen Certificate for Common Stock (1)
(NaN)
Specimen Certificate for Series E Convertible Preferred Stock (5)
(NaN)
Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC(9)

(10)
(a)
Form of Stock Purchase Agreement (3)
(b)
Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (4).
(c)
2010 Stock Plan (5).
(d)
Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (8)
(e)
Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (6)
(f)
Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012 (7)
(g)
2013 Stock Plan (12)
(h)
Asset Purchase and Sale Agreement, dated as of May 29, 2015, by and among Vasomedical, Inc., VasoTechnology, Inc., NetWolves, LLC and NetWolves Corporation (9)
(i)
Subordinated Security Agreement dated as of May 29, 2015 by and between Vasomedical, Inc. and MedTechnology Investments LLC (9)
(j)
Employment Agreement dated as of June 1, 2015 between Vasomedical, Inc. and Peter C. Castle (10)
(k)
2016 Stock Plan (13)

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
(3)
Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(4)
Incorporated by reference to Report on Form 8-K/A dated May 19, 2010 and filed November 9, 2010.
(5)
Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(6)
Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(7)
Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(8)
Incorporated by reference to Report on Form 8-K dated March 21, 2011.
(9)
Incorporated by reference to Report on Form 8-K dated May 29, 2015.
(10)
Incorporated by reference to Report on Form 8-K dated October 8, 2015.
(11)
Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016.
(12)
Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2013.
(13)
Incorporated by reference to Report on Form 10-Q for the quarter ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2019.

VASO CORPORATION

Date	By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 2019, by the following persons in the capacities indicated:

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
Behnam Movaseghi

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

For the years ended December 31, 2017 and 2016

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2018 and 2017	F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2018 and 2017	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2018 and 2017	F-6

Notes to Consolidated Financial Statements	F-7 – F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred significant losses and needs to extend the maturity dates of its lines of credit to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Melville, NY
April 15, 2019

Vaso Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,668	$5,245
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,994 at December 31,
2018 and $4,872 at December 31, 2017	11,028	13,225
Receivables due from related parties	20	20
Inventories, net	1,983	2,355
Deferred commission expense	2,585	3,649
Prepaid expenses and other current assets	890	993
Total current assets	19,174	25,487

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$6,370 at December 31, 2018 and $4,980 at December 31, 2017	5,809	4,719
GOODWILL	17,309	17,471
INTANGIBLES, net	4,740	5,254
OTHER ASSETS, net	3,067	3,847
DEFERRED TAX ASSETS, net	375	-
	$50,474	$56,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,284	$5,423
Accrued commissions	2,116	2,467
Accrued expenses and other liabilities	5,655	5,337
Sales tax payable	1,020	787
Deferred revenue - current portion	10,382	15,540
Notes payable and capital lease obligations - current portion	9,304	3,674
Notes payable - related parties - current portion	582	86
Due to related party	10	390
Total current liabilities	35,353	33,704

LONG-TERM LIABILITIES
Notes payable and capital lease obligations, net of current portion	400	4,834
Notes payable - related parties, net of current portion	245	259
Deferred revenue, net of current portion	7,704	7,526
Deferred tax liability	124	220
Other long-term liabilities	1,037	1,083
Total long-term liabilities	9,510	13,922

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
177,417,287 and 175,741,970 shares issued at December 31, 2018 and 2017, respectively; 167,109,200 and 165,433,883 shares
outstanding at December 31, 2018 and 2017, respectively	178	176
Additional paid-in capital	63,672	63,363
Accumulated deficit	(55,924)	(52,329)
Accumulated other comprehensive loss	(315)	(58)
Treasury stock, at cost, 10,308,087 shares at December 31, 2018 and 2017	(2,000)	(2,000)
Total stockholders’ equity	5,611	9,152
	$50,474	$56,778

See Note B for Variable Interest Entity disclosures

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share data)

	Year ended
	December 31,
	2018	2017
Revenues
Managed IT systems and services	$44,228	$42,581
Professional sales services	25,511	26,443
Equipment sales and services	4,241	3,764
Total revenues	73,980	72,788

Cost of revenues
Cost of managed IT systems and services	25,849	24,958
Cost of professional sales services	5,346	5,813
Cost of equipment sales and services	1,661	1,286
Total cost of revenues	32,856	32,057
Gross profit	41,124	40,731

Operating expenses
Selling, general and administrative	43,962	43,618
Research and development	886	945
Total operating expenses	44,848	44,563
Operating loss	(3,724)	(3,832)

Other income (expense)
Interest and financing costs	(750)	(674)
Interest and other income, net	143	101
Gain on sale of investment in VSK	212	-
Total other expense, net	(395)	(573)

Loss before income taxes	(4,119)	(4,405)
Income tax benefit (expense)	385	(134)
Net loss	(3,734)	(4,539)

Other comprehensive loss
Foreign currency translation (loss) gain	(257)	271
Comprehensive loss	$(3,991)	$(4,268)

Loss per common share
- basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
- basic and diluted	165,420	162,213

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2017	173,812	$174	(10,308)	$(2,000)	$62,856	$(47,790)	$(329)	$12,911
Share-based compensation	1,930	2	-	-	512	-	-	514
Shares not issued for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation gain	-	-	-	-	-	-	271	271
Net loss	-	-	-	-	-	(4,539)	-	(4,539)
Balance at December 31, 2017	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	1,675	2	-	-	311	-	-	313
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	(257)	(257)
Net loss	-	-	-	-	-	(3,734)	-	(3,734)
Balance at December 31, 2018	177,417	$178	(10,308)	$(2,000)	$63,672	$(55,924)	$(315)	$5,611

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,734)	$(4,539)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities
Depreciation and amortization	2,522	2,426
Deferred income taxes	(374)	216
Loss from interest in joint venture	9	20
Gain on sale of investment in VSK	(212)	-
Loss on disposal of property and equipment	-	3
Provision for doubtful accounts and commission adjustments	460	271
Amortization of debt issue costs	32	33
Share-based compensation	313	514
Changes in operating assets and liabilities:
Accounts and other receivables	1,725	(737)
Receivables due from related parties	-	(25)
Inventories, net	329	87
Deferred commission expense	1,174	(1,732)
Prepaid expenses and other current assets	98	(66)
Other assets, net	223	1,036
Accounts payable	864	197
Accrued commissions	(599)	296
Accrued expenses and other liabilities	602	27
Sales tax payable	239	67
Deferred revenue	(4,981)	3,663
Deferred tax liability	(97)	108
Other long-term liabilities	(46)	(266)
Net cash (used in) provided by operating activities	(1,453)	1,599

Cash flows from investing activities
Purchases of equipment and software	(2,586)	(2,374)
Proceeds from sale of investment in VSK	311	-
Net cash used in investing activities	(2,275)	(2,374)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit	778	(384)
Payroll taxes paid by withholding shares	(2)	(5)
Proceeds from note payable	21	-
Repayment of notes payable and capital lease obligations	(156)	(328)
Proceeds from (payments on) notes payable - related parties	500	(335)
Net cash provided by (used in) financing activities	1,141	(1,052)
Effect of exchange rate differences on cash and cash equivalents	10	(15)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,577)	(1,842)
Cash and cash equivalents - beginning of year	5,245	7,087
Cash and cash equivalents - end of year	$2,668	$5,245

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$701	$639
Income taxes paid	$79	$58

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$529	$-

The accompanying notes are an integral part of these consolidated financial statements.ES TO CONSOLIDATED FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

NOTE A – DESCRIPTION OF BUSINESS AND GOING CONCERN ASSESSMENT

Vaso Corporation was incorporated in Delaware in July 1987. For most of its history, the Company was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsaion, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business mixture, and continues to use the original name VasoMedical for its proprietary medical device subsidiary. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries.

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

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the health provider middle market; and

●
Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This multiyear VAR Agreement focuses primarily on existing customer segments currently served by VasoHealthcare on behalf of GEHC. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2022, subject to earlier termination under certain circumstances.

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

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox is a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox. In August 2014, the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device. In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and closed LET in 2018.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK (see Note K).

Going concern assessment

We have incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution and these lines of credit will require further extensions after their current June 28, 2019 maturity date. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are in the process of reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Biox is a Variable Interest Entity (“VIE”). Laws and regulations of the Peoples Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary Gentone, entered into a series of contractual arrangements with Biox and its registered shareholders to enable the Company, to:

●
exercise effective control over the VIE;
●
receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if they were their sole shareholders; and
●
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

●
the Exclusive Technical Consulting Services Agreement between Biox and Gentone;
●
the Option Agreement on Purchase of the Equity Interest executed by and among the shareholders of Biox and Gentone;
●
the Equity Pledge Agreement executed by and among the shareholders of Biox and Gentone; and
●
the Powers of Attorney issued by the shareholders of Biox.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. VIE assets can be used to settle obligations of the primary beneficiary. The financial information of Biox, which was included in the accompanying consolidated financial statements, is presented as follows:

	(in thousands)
	As of December 31,
	2018	2017

Cash and cash equivalents	$97	$41
Total assets	$1,641	$1,599
Total liabilities	$1,662	$1,745

	(in thousands)
	Year ended December 31,
	2018	2017

Total net revenue	$2,294	$1,597

Net income (loss)	$111	$(524)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, fair value of reporting units in connection with goodwill impairment test, the adequacy of inventory reserves, variable consideration, and allocation of contract transaction price to performance obligations. Actual results could differ from those estimates.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under prior U.S. GAAP. Generally, we recognize revenue under Topic 606 for each of our performance obligations either over time (generally, the transfer of a service) or at a point in time (generally, the transfer of a good) as follows:

●
VasoTechnology

Revenue relating to recurring managed network and voice services provided by NetWolves are recognized as provided on a monthly basis (“over time”). Non-recurring charges related to the provision of such services are recognized in the period provided (“point in time”). In the IT VAR business, software system installations are recognized upon verification of installation and expiration of an acceptance period (“point in time”). Monthly post-implementation customer support provided under such installations as well as software solutions offered under a monthly Software as a Service (“SaaS”) fee basis are recognized monthly over the contract term (“over time”).

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

●
VasoHealthcare

Commission revenue is recognized when the underlying equipment has been delivered by GEHC and accepted at the customer site in accordance with the terms of the specific sales agreement (“point in time”).

●
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

	(in thousands)
	Year ended December 31, 2018
	prior U.S. GAAP	Topic 606 impact	as reported
STATEMENT OF OPERATIONS
Revenues
Professional sales services	$25,511	$-	$25,511
Total revenues	73,980	-	73,980

Gross Profit	41,124	-	41,124

Operating expenses
Selling, general and administrative	44,083	(121)	43,962
Operating loss	$(3,845)	$121	$(3,724)

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

	(in thousands)
	As of December 31, 2018
	prior U.S. GAAP	Topic 606 impact	as reported
ASSETS
Accounts and other receivables, net	$11,028	$-	$11,028
Deferred commission expense	$2,577	$8	$2,585
Other assets, net	$3,252	$190	$3,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue - current portion	$10,382	$-	$10,382
Deferred revenue - long term	$7,704	$-	$7,704
Accumulated deficit	$(56,185)	$261	$(55,924)

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	Year ended December 31, 2018				Year ended December 31, 2017
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$40,254			$40,254	$38,882			$38,882
Software sales and support	3,974			3,974	3,699			3,699
Commissions		25,511		25,511		26,443		26,443
Medical equipment sales			3,151	3,151			2,660	2,660
Medical equipment service			1,090	1,090			1,104	1,104
	$44,228	$25,511	$4,241	$73,980	$42,581	$26,443	$3,764	$72,788

	Year ended December 31, 2018				Year ended December 31, 2017
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$39,340	$-	$658	$39,998	$37,629	$-	$707	$38,336
Revenue recognized at a point in time	4,888	25,511	3,583	33,982	4,952	26,443	3,057	34,452
	$44,228	$25,511	$4,241	$73,980	$42,581	$26,443	$3,764	$72,788

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $82.2 million, of which we expect to recognize revenue as follows:

	Fiscal years of revenue recognition
	2019	2020	2021	Thereafter
Unfulfilled performance obligations	$41,271	$26,087	$8,595	$6,278

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $344,000 and $371,000 at December 31, 2018 and 2017, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $17,098,000 and $22,126,000 at December 31, 2018 and 2017, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $2,315,000 and $1,143,000 at December 31, 2018 and 2017, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $988,000 and $941,000 at December 31, 2018 and 2017, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

During the year ended December 31, 2018, we recognized approximately $7.3 million of revenues that were included in our contract liability balance at the beginning of such period.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Under prior U.S. GAAP, we recognized sales commissions in our equipment segment as incurred. Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our IT VAR business, all commissions paid in advance of go-live were, under prior U.S. GAAP, capitalized as deferred commission expense and charged to expense at go-live or customer acceptance, as applicable. Under Topic 606, IT VAR commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. IT VAR commissions allocable to other elements continue to be charged to expense at go-live or customer acceptance, as was previously done. At the date of adoption of Topic 606, we recorded an asset, and related adjustment to retained earnings, of approximately $139,000 in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. The impact to our financial statements of adopting Topic 606, as it relates to costs to obtain contracts, was a reduction in commission expense of approximately $121,000 for the year ended December 31, 2018, an increase in deferred commission expense of approximately $8,000, and an increase in long term deferred commission expense (recorded in other assets) of approximately $190,000 (inclusive of the beginning balance adjustment of $139,000).

In our professional sales services segment, under both prior U.S. GAAP and Topic 606, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At December 31, 2018, our consolidated balance sheet includes approximately $4,562,000 in capitalized sales commissions to be expensed in future periods, of which $2,585,000 is recorded in deferred commission expense and $1,977,000, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. Under prior U.S. GAAP, we recognized revenue at the rate achieved at the applicable reporting date. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate will be reviewed each quarter and adjusted as necessary. The Company recognized reductions in revenue associated with revisions to variable consideration for previously completed performance obligations of $165,000 for the year ended December 31, 2018.

Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Research and Development

Research and development costs attributable to development are expensed as incurred.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), and ASC Topic 505, “Equity” (“ASC 505”), which requires all companies to recognize the cost of services received in exchange for equity instruments, to be recognized in the financial statements based on their fair values. For employees and non-employee directors, the fair value is measured on the grant date and for non-employees, the fair value is measured on the measurement date and re-measured at each reporting period until performance is complete. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company granted 975,000 restricted shares of common stock valued at $63,000 to non-officer employees, and 725,000 restricted shares of common stock valued at $44,000 to officers. The 975,000 shares granted to non-officer employees vest at various times over three to five years from the grant date and the 725,000 shares granted to officers vested in April 2018. The total fair value of shares vested during the year ended December 31, 2018 was $385,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2018 was $0.06 per share.

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

The Company did not grant any stock options during the years ended December 31, 2018 or 2017, nor were any options exercised during such periods. No options were outstanding at December 31, 2018 or 2017.

Share-based compensation expense recognized for the years ended December 31, 2018 and 2017 was $313,000 and $514,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Unrecognized expense related to existing share-based compensation and arrangements is approximately $207,000 at December 31, 2018 and will be recognized over a weighted-average period of approximately 12 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Accounts Receivable, net

The Company’s accounts receivable are due from customers to whom we sell our products and services, distributors engaged in the distribution of our products and from GEHC. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and services provided and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts that are outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company’s historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of their receivables. The Company also looks at the credit quality of their customer base as well as changes in their credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that they have in the past.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2018	2017
Beginning Balance	$4,872	$4,159
Provision for losses on accounts receivable	460	157
Direct write-offs, net of recoveries	(268)	(212)
Commission adjustments	(1,070)	768
Ending Balance	$3,994	$4,872

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2018 and 2017, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $519,000 and $709,000 at December 31, 2018 and 2017, respectively.

Inventories, net

The Company values inventories in the equipment segment at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company occasionally places EECP® systems and other medical device products at various field locations for demonstration, training, evaluation, and other similar purposes at no charge. The cost of these products is transferred to property and equipment and is amortized over two to five years. The Company records the cost of refurbished components of EECP® systems and critical components at cost plus the cost of refurbishment. The Company regularly reviews inventory quantities on hand, particularly raw materials and components, and records a provision for excess and slow moving inventory based primarily on existing and anticipated design and engineering changes to its products as well as forecasts of future product demand.

In our IT Segment, we purchase computer hardware and software for specific customer requirements and value such inventories using the specific identification method.

Property and Equipment

Property and equipment, including assets under capital lease, are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is expensed over the estimated useful lives of the assets, which range from two to eight years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the quantitative goodwill impairment test, which compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment loss was recorded as of December 31, 2018 and 2017.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $527,000 and $398,000 in software development costs for the years ended December 31, 2018 and 2017, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2018 and 2017.

Deferred Revenue

Amounts billable under the agreement with GEHC in advance of delivery of the underlying equipment are recorded initially as deferred revenue, and commission revenue is subsequently recognized as customer acceptance of such equipment is reported to us by GEHC. Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense when the associated deferred revenue is recorded. Commission expense is recognized when the corresponding commission revenue is recognized.

We record revenue on extended service contracts ratably over the term of the related service contracts. Under the provisions of ASC 606, we defer revenue related to EECP® system sales for the fair value of installation and in-service training to the period when the services are rendered and for service obligations ratably over the service period, which is generally one year. (See Note I)

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Income Taxes

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2015. According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, the general practice is going back five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation (Loss) Gain and Comprehensive Loss

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.  For the years ended December 31, 2018 and 2017, other comprehensive loss includes (losses) gains of $(257,000) and $271,000, respectively, which were entirely from foreign currency translation.

Net Loss Per Common Share

Basic loss per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2018 and 2017, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Year ended December 31,
	2018	2017

Restricted common stock grants	2,388	4,204

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

Leases

In February 2016, The FASB issued ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted this new standard January 1, 2019 using the effective date method and elected certain practical expedients allowing the Company not to reassess:

●
whether expired or existing contracts contain leases under the new definition of a lease;
●
lease classification for expired or existing leases; and
●
whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less. The Company estimates the adoption of this standard on January 1, 2019 will result in the addition to our consolidated balance sheet of approximately $1.1 million in right-of-use assets and lease liabilities. The standard is not expected to have a material effect on the Company’s consolidated statements of cash flows or operations.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Goodwill

In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company early adopted this standard in December 2018. The adoption did not have a material effect on the Company’s Consolidated Financial Statements.

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

For the Years Ended December 31, 2018 and 2017

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

	(in thousands)
	Year ended December 31,
	2018	2017

Revenues from external customers
IT	$44,228	$42,581
Professional sales service	25,511	26,443
Equipment	4,241	3,764
Total revenues	$73,980	$72,788

Gross Profit
IT	$18,379	$17,623
Professional sales service	20,165	20,630
Equipment	2,580	2,478
Total gross profit	$41,124	$40,731

Operating (loss) income
IT	$(3,748)	$(3,375)
Professional sales service	1,958	1,954
Equipment	(812)	(1,066)
Corporate	(1,122)	(1,345)
Total operating loss	$(3,724)	$(3,832)

Depreciation and amortization
IT	$1,968	$1,822
Professional sales service	187	194
Equipment	367	410
Corporate	-	-
Total depreciation and amortization	$2,522	$2,426

Capital expenditures
IT	$2,496	$2,185
Professional sales service	4	127
Equipment	82	43
Corporate	4	19
Total cash capital expenditures	$2,586	$2,374

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Identifiable Assets
IT	$28,785	$28,320
Professional sales service	12,193	15,658
Equipment	6,992	7,830
Corporate	2,504	4,970
Total assets	$50,474	$56,778

For the years ended December 31, 2018 and 2017, GEHC accounted for 34% and 36% of revenue, respectively. Also, GEHC accounted for $7.2 million, or 66%, and $8.9 million, or 67%, of accounts and other receivables at December 31, 2018 and 2017, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	Year ended December 31,
	2018	2017
Domestic (United States)	$71,279	$70,719
Non-domestic (foreign)	2,701	2,069
	$73,980	$72,788

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2018 and 2017:

	(in thousands)
	December 31, 2018	December 31, 2017

Trade receivables	$15,016	$18,056
Due from employees	6	41
Allowance for doubtful accounts and
commission adjustments	(3,994)	(4,872)
Accounts and other receivables, net	$11,028	$13,225

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

NOTE E – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2018	December 31, 2017

Raw materials	$577	$530
Work in process	388	449
Finished goods	1,018	1,376
	$1,983	$2,355

At December 31, 2018 and 2017, the Company maintained reserves for slow moving inventories of $636,000 and $746,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2018	December 31, 2017
Office, laboratory and other equipment	$3,885	$2,953
Equipment furnished for customer
or clinical uses	8,167	6,615
Furniture and fixtures	127	131
	12,179	9,699
Less: accumulated depreciation and amortization	(6,370)	(4,980)
Property and equipment, net	$5,809	$4,719

Assets under capital lease comprised approximately $855,000 and $387,000 of the office, laboratory and other equipment asset class at December 31, 2018 and 2017, respectively, and approximately $60,000 and $0 of the equipment furnished for customer or clinical use asset class at December 31, 2018 and 2017, respectively. Accumulated amortization of assets under capital lease aggregated approximately $250,000 and $103,000 at December 31, 2018 and 2017, respectively. Depreciation expense amounted to approximately $1,489,000 and $1,290,000 for the years ended December 31, 2018 and 2017, respectively. Amortization of assets under capital lease is included in depreciation expense.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $2,934,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at December 31, 2018 and 2017. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended December 31,
	2018	2017

Beginning of year	$17,471	$17,280
Foreign currency translation adjustment	(162)	191
End of year	$17,309	$17,471

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2018	December 31, 2017

Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,083)	(2,501)
	2,748	3,330

Patents and Technology
Costs	2,363	2,331
Accumulated amortization	(1,532)	(1,260)
	831	1,071

Software
Costs	2,346	1,819
Accumulated amortization	(1,185)	(966)
	1,161	853

	$4,740	$5,254

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Company owns four US utility patents that expire at various times through 2023, and, through our Chinese subsidiaries, we own sixteen invention and utility patents that expire at various times through 2028, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary. Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $1,033,000 and $1,136,000 for the years ended December 31, 2018 and 2017, respectively. Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
2019	1,017
2020	934
2021	858
2022	562
2023	328
Total	$3,699

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2018	December 31, 2017

Deferred commission expense - noncurrent	$1,978	$1,867
Trade receivables - noncurrent	630	968
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2018 and 2017	459	1,012
	$3,067	$3,847

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2018	2017

Deferred revenue at beginning of year	$23,066	$19,404
Net additions:
Deferred extended service contracts	687	705
Deferred in-service and training	8	20
Deferred service arrangements	15	43
Deferred commission revenues	4,960	14,779
Recognized as revenue:
Deferred extended service contracts	(628)	(661)
Deferred in-service and training	(5)	(20)
Deferred service arrangements	(31)	(45)
Deferred commission revenues	(9,986)	(11,159)
Deferred revenue at end of year	18,086	23,066
Less: current portion	10,382	15,540
Long-term deferred revenue at end of year	$7,704	$7,526

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2018	December 31, 2017

Accrued compensation	$648	$1,181
Accrued expenses - other	2,092	2,207
Other liabilities	2,915	1,949
	$5,655	$5,337

NOTE K – RELATED-PARTY TRANSACTIONS

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributorship agreement, expiring December 31, 2020, with VSK for the sale of the Company’s EECP® products in certain international markets. The sale resulted in a gain of approximately $212,000 and net cash proceeds of approximately $311,000 after satisfaction of deposits and other payables due to VSK aggregating approximately $365,000 at time of sale. Prior to the sale, the Company’s pro-rata share in VSK’s loss from operations approximated $20,000 for the year ended December 31, 2017, and $9,000 for the three months ended March 31, 2018, and is included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $340,000 were billed by the firm for each of the years ended December 31, 2018 and 2017, at which dates $28,000 and $0 were outstanding, respectively.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date). The Company issued the RMB6,250,000 note as part of the acquisition payment and, in May 2015, modified the note to change the interest rate from 5% to 9% per annum, effective August 28, 2015, and to extend the maturity date from August 26, 2015 to August 26, 2019. In July 2017 and October 2017, the Company made partial principal payments aggregating RMB2,250,000 (approximately $335,000), plus accrued interest, on notes payable to the president of LET and the president of Biox. Unsecured notes and accrued interest aggregating approximately $335,000, and $354,000 was payable to officers of Biox at December 31, 2018 and 2017, respectively.

In November and December 2018, the Company issued unsecured notes aggregating $500,000 to certain directors. The notes bore interest at 10% per annum and matured on March 25, 2019. Principal and interest on these notes were paid off upon maturity.

NOTE L – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	(in thousands)
	December 31, 2018	December 31, 2017

Line of credit	$4,171	$3,393
Unsecured term loan	145	153
Note payable	14	-
Notes payable - MedTech (net of $14 and $46 in
debt issue costs at December 31, 2018 and 2017)	4,786	4,754
Notes payable - related parties	827	345
Capital lease obligations	588	208
Total debt and lease obligations	10,531	8,853
Less: current portion (including related parties)	(9,886)	(3,760)
	$645	$5,093

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Line of Credit

In November 2018, NetWolves' lending institution extended its $4.0 million line of credit. Advances under the line, which expires on June 28, 2019, bear interest at a rate of LIBOR plus 3% (aggregating 5.52% at December 31, 2018 and 3.82% at December 31, 2017, based on the rate of LIBOR plus 2.25% in effect at such date) and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At December 31, 2018, the Company had drawn approximately $2.9 million against the line.

In November 2018, the Company’s lending institution extended its $2.0 million line of credit agreement with the same institution. Advances under the line, which expires on June 28, 2019, bear interest at a rate of LIBOR plus 3% (aggregating 5.52% at December 31, 2018) and are secured by substantially all of the assets of the Company. At December 31, 2018, the Company had drawn approximately $1.25 million against the line. The line of credit agreement includes certain financial covenants. At December 31, 2018 and 2017, the Company was not in compliance with both such covenants, and the lending institution waived the covenants through June 28, 2019.

Unsecured Term Loan

In December 2018, Biox extended its one-year unsecured term loan of RMB1,000,000 (approximately $145,000) with a Chinese bank for an additional year maturing on December 6, 2019. The loan bears interest at 4.79% per year.

Notes Payable

The Company financed certain FGE equipment purchases through an interest-free note payable to a Chinese bank. The note, which is secured by the financed equipment, is payable in 18 monthly installments ending in December 2019.

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTechnology Investments, LLC (“MedTech”) pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves. MedTech was formed to acquire the Note, and $1,950,000 of the aggregate funds used to acquire the Note was provided by six of our directors. In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes, of which $250,000 was provided by a director and a director’s relative. In July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement. The Notes bear interest at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Capital lease obligations

In July 2016, the Company entered into two three-year lease agreements for network equipment installed at its Florida data center.  In September 2018, the Company entered into a capital lease, payable quarterly over a 60-month term, for primarily the acquisition of network components in its Florida data center. The fair market value and capital lease liability of the leased equipment at inception was approximately $399,000, of which approximately $78,000 is recorded in current liabilities. In November 2018, the Company entered into an additional capital lease, payable monthly over a 43-month term, for the acquisition of additional network components in its Florida data center. The fair market value and capital lease liability of the leased equipment at inception was approximately $130,000, of which approximately $29,000 is recorded in current liabilities. Assets under capital leases and related accumulated amortization is recorded under property and equipment in the accompanying consolidated balance sheets.  The future minimum lease payments as of December 31, 2018 are set forth in the following table:

Years ending December 31,	(in thousands)
2019	231
2020	146
2021	146
2022	120
2023	47
690
Portion representing interest	(85)
Portion representing executory costs	(17)
Total capital lease obligations	$588

Total amounts payable by the Company under its various notes payable and capital lease obligations outstanding as of December 31, 2018 are:

			(in thousands)
Years ending December 31,	Notes payable	Capital leases	Total

2019	9,712	$188	$9,900
2020	245	116	361
2021	-	126	126
2022	-	112	112
2023	-	46	46
Total	$9,957	$588	$10,545

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

NOTE M – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People’s Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2018 and 2017, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

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

The 2010 Plan provides that the Board of Directors, or a committee of the Board of Directors, will administer it with full authority to determine the identity of the recipients of the options or shares and the number of options or shares. Options granted under the 2010 Plan may be either incentive stock options or non-qualified stock options. The option price shall be 100% of the fair market value of the common stock on the date of the grant (or in the case of incentive stock options granted to any individual stockholder possessing more than 10% of the total combined voting power of all voting stock of the Company, 110% of such fair market value). The term of any option may be fixed by the Board of Directors, or its authorized committee, but in no event shall it exceed five years from the date of grant. Options are exercisable upon payment in full of the exercise price, either in cash or in common stock valued at fair market value on the date of exercise of the option.

No shares or options were granted under the 2010 Plan during the year ended December 31, 2018.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

During the year ended December 31, 2018, 475,000 shares of common stock were granted under the 2013 Plan, 320,416 shares were forfeited, and 70,725 shares were withheld for withholding taxes.

No options were granted under the 2013 Plan during the year ended December 31, 2018.

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

In March 2018, 725,000 restricted shares of common stock under the 2016 Plan were granted to officers. The shares vested in April 2018. In June 2018, the Company granted 500,000 shares of restricted common stock to employees, vesting over a three-year period.

No options were granted under the 2016 Plan during the year ended December 31, 2018.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table summarizes non-vested restricted shares for the year ended December 31, 2018:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	4,031,946	6,763,125	$0.16
Authorized	-	-	$-
Granted	(975,000)	975,000	$0.12
Vested	-	(3,380,437)	$0.15
Forfeited	153,730	(153,730)	$0.16
Balance at December 31, 2017	3,210,676	4,203,958	$0.16
Authorized	-	-	$-
Granted	(1,700,000)	1,700,000	$0.06
Vested	-	(3,125,317)	$0.14
Forfeited	391,141	(391,141)	$0.16
Balance at December 31, 2018	1,901,817	2,387,500	$0.12

There were 68,543,396 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE O - INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21%, allows net operating losses incurred in 2018 and beyond to be carried forward indefinitely, allows alternative minimum tax carryforwards to be partially refunded, beginning in 2018, and fully refunded by 2021, and creates new taxes on certain foreign sourced earnings.

The following is a geographical breakdown of loss before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2018	2017
Domestic	$(3,967)	$(4,161)
Foreign	(152)	(244)
Loss before provision for income taxes	$(4,119)	$(4,405)

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2018	2017
Current provision (benefit)
Federal	$-	$(154)
State	63	59
Foreign	35	13
Total current provision (benefit)	98	(82)

Deferred provision (benefit)
Federal	(376)	168
State	(107)	48
Foreign	-	-
Total deferred provision (benefit)	(483)	216

Total income tax provision (benefit)	$(385)	$134

Effective income tax rate	9.35%	-3.04%

Income tax benefit for the year ended December 31, 2018 was $385,000 due primarily to $483,000 in tax benefit related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition and $63,000 in state income taxes.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2018	December 31, 2017
	%	%
Federal statutory rate	21.00	34.00
State income taxes	(0.87)	(1.34)
Change in valuation allowance
relating to operations	(7.75)	(42.38)
Impact of federal statutory rate change	-	(6.44)
Impact of federal statutory rate change on
valuation allowance	-	13.74
Foreign tax rate differential	-	(2.20)
R&D credit	(0.22)	-
Nondeductible expenses	(3.09)	(1.93)
Minimum tax credit refundable	-	3.51
Other	0.28	-
	9.35	(3.04)

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The effective tax rate increased mainly due to the change from tax expense in 2017 to tax benefit in 2018.

As of December 31, 2018, the recorded deferred tax assets were $14,983,000, reflecting an increase of $1,868,000 during the year ended December 31, 2018, which was offset by a valuation allowance of $12,077,000, reflecting an increase of $319,000.

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carryforwards	$12,402	$10,623
Amortization	304	262
Stock-based compensation	16	49
Allowance for doubtful accounts	88	36
Reserve for obsolete inventory	239	235
Tax credits	429	438
Expense accruals	392	579
Excess interest carryforwards	171	-
Deferred revenue	942	893
Total gross deferred taxes	14,983	13,115
Valuation allowance	(12,077)	(11,758)
Net deferred tax assets	2,906	1,357

Deferred Tax Liabilities:
Deferred commissions	(245)	(224)
Goodwill	(927)	(668)
Differences in timing of revenue recognition	(124)	(112)
Depreciation	(1,360)	(573)
Total deferred tax liabilities	(2,656)	(1,577)

Total deferred tax assets (liabilities)	250	(220)

Recorded as:
Non-current deferred tax assets	374	-
Non-current deferred tax liabilities	(124)	(220)
Total deferred tax assets (liabilities)	$250	$(220)

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The activity in the valuation allowance is set forth below:

	(in thousands)
	2018	2017
Valuation allowance, January 1,	$11,758	$15,695
Change in valuation allowance	319	(3,937)
Valuation allowance, December 31,	$12,077	$11,758

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39 million expiring at various dates from 2020 through 2037 and approximately $7 million with no expiration date.

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

NOTE P - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to early termination under certain circumstances, making it the longest extension thus far with a remaining term of five years from December 31, 2017. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company did not meet the contractual sales goals in 2018. Under the terms of the agreement, the Company is required to lease dedicated computer equipment from GEHC for connectivity to their network and share certain GEHC sales costs.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Facility Leases

The Company leases a facility in Plainview, New York, under a seven-year agreement expiring in September 2022. The Company also leases offices in New York City under a three-year agreement expiring May 2020. NetWolves houses its operations in leased facilities in Tampa, Florida, under an agreement expiring in May 2020. VHC-IT leases a facility in Nashville, Tennessee pursuant to a one-year lease expiring April 2019. The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville. FGE leases facilities in Wuxi, China, pursuant to leases expiring in September 2019, August 2020, September 2020, and December 2020. Such leases are renewable upon expiration.

Vehicle Lease Agreement

The Company provides leased vehicles to the sales team of its professional sales service segment under a closed-end master lease agreement. Vehicles obtained under the terms of the agreement are leased generally for a 36-month term, and payments are fixed for each year of the agreement, subject to readjustment at the beginning of the second and third year.

Future rental payments under these operating leases aggregate approximately as follows:

For the years ending December 31,
	(in thousands)
	Vehicles	Facilities	Total
2019	$289	$380	$669
2020	195	230	425
2021	53	76	129
2022	-	55	55
Total	$537	$741	$1,278

Rental expense for all operating leases totaled approximately $816,000 and $770,000 for the years ended December 31, 2018 and 2017, respectively.

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

For the Years Ended December 31, 2018 and 2017

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

Licensing and Support Service Agreement

In 2010, NetWolves executed a licensing and support service agreement for the upgrade of its billing system. The agreement initially was set to expire in December 2014; however, it was extended for a period of two years in June 2013 with an automatic one-year renewal thereafter. In December 2017, the agreement was renewed for an additional three years, expiring December 2020. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $331,000 and $400,000 for the years ended December 31, 2018 and 2017, respectively.

Letters of Credit

At December 31, 2018 we are contingently liable under two standby letters of credit approximating $270,500 in total. The letters of credit are being maintained as security for payments to two vendors.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2018 and 2017, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions. There are many tax jurisdictions each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), Enterprise Income Tax, and social (payroll) taxes. Regulations are often unclear. Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest. These facts create risks in China.

NOTE Q - 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation. In the years ended December 31, 2018 and 2017 the Company made discretionary contributions of approximately $96,000 and $116,000, respectively, to match a percentage of employee contributions.

NOTE R – SUBSEQUENT EVENTS

In accordance with the original acquisition agreement of Gentone by FGE, in March 2019 the Company’s subsidiary Gentone exercised its option to acquire all of the shares of Biox.

Subsequent to December 31, 2018, the Company issued notes aggregating $750,000 to certain directors, employees, and a shareholder.   The notes mature at various periods through April 3, 2020 and bear interest at 10% per annum payable quarterly.