Form 10-Q
period 2019-03-31
VASO Corp
filed 2019-05-15
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ] Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VASO	OTC:PK

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 9, 2019 – 167,134,200

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,087	$2,668
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,993 at March 31,
2019 and $3,994 at December 31, 2018	7,414	11,028
Receivables due from related parties	20	20
Inventories, net	2,089	1,983
Deferred commission expense	2,624	2,585
Prepaid expenses and other current assets	989	890
Total current assets	15,223	19,174

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$6,813 at March 31, 2019 and $6,370 at December 31, 2018	5,658	5,809
OPERATING LEASE RIGHT OF USE ASSETS	1,011	-
GOODWILL	17,381	17,309
INTANGIBLES, net	4,634	4,740
OTHER ASSETS, net	2,802	3,067
DEFERRED TAX ASSETS, net	375	375
	$47,084	$50,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,229	$6,284
Accrued commissions	965	2,116
Accrued expenses and other liabilities	4,881	5,655
Finance lease liabilities - current	155	188
Operating lease liabilities - current	657	-
Sales tax payable	928	1,020
Deferred revenue - current portion	11,026	10,382
Notes payable - current portion	9,550	9,116
Notes payable - related parties - current portion	985	582
Due to related party	10	10
Total current liabilities	35,386	35,353

LONG-TERM LIABILITIES
Notes payable - related parties, net of current portion	-	245
Finance lease liabilities, net of current portion	372	400
Operating lease liabilities, net of current portion	354	-
Deferred revenue, net of current portion	6,906	7,704
Deferred tax liability	124	124
Other long-term liabilities	999	1,037
Total long-term liabilities	8,755	9,510

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
177,417,287 shares issued at March 31, 2019 and December 31, 2018;
167,109,200 shares outstanding at March 31, 2019 and December 31, 2018	178	178
Additional paid-in capital	63,716	63,672
Accumulated deficit	(58,773)	(55,924)
Accumulated other comprehensive loss	(178)	(315)
Treasury stock, at cost, 10,308,087 shares at March 31, 2019 and December 31, 2018	(2,000)	(2,000)
Total stockholders’ equity	2,943	5,611
	$47,084	$50,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
Revenues
Managed IT systems and services	$11,327	$11,413
Professional sales services	3,415	5,211
Equipment sales and services	782	913
Total revenues	15,524	17,537

Cost of revenues
Cost of managed IT systems and services	6,601	6,499
Cost of professional sales services	730	1,058
Cost of equipment sales and services	307	359
Total cost of revenues	7,638	7,916
Gross profit	7,886	9,621

Operating expenses
Selling, general and administrative	10,341	11,548
Research and development	200	187
Total operating expenses	10,541	11,735
Operating loss	(2,655)	(2,114)

Other (expense) income
Interest and financing costs	(225)	(171)
Interest and other income, net	42	24
Gain on sale of investment in VSK	-	212
Total other (expense) income, net	(183)	65

Loss before income taxes	(2,838)	(2,049)
Income tax expense	(11)	(20)
Net loss	(2,849)	(2,069)

Other comprehensive loss
Foreign currency translation gain	137	184
Comprehensive loss	$(2,712)	$(1,885)

Loss per common share
- basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	166,859	163,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2018	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	167	-	-	-	141	-	-	141
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Foreign currency translation gain	-	-	-	-	-	-	184	184
Net loss	-	-	-	-	-	(2,069)	-	(2,069)
Balance at March 31, 2018 (unaudited)	175,909	$176	(10,308)	$(2,000)	$63,504	$(54,259)	$126	$7,547

Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,849)	$(2,069)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	675	595
Loss from interest in joint venture	-	9
Gain on sale of investment in VSK	-	(212)
Provision for doubtful accounts and commission adjustments	90	63
Amortization of debt issue costs	8	8
Share-based compensation	44	141
Changes in operating assets and liabilities:
Accounts and other receivables	3,530	4,040
Inventories, net	(86)	326
Deferred commission expense	(39)	210
Prepaid expenses and other current assets	(96)	163
Other assets, net	306	549
Accounts payable	(57)	(1,828)
Accrued commissions	(1,084)	(541)
Accrued expenses and other liabilities	(860)	(122)
Sales tax payable	(95)	72
Deferred revenue	(154)	(1,772)
Other long-term liabilities	(38)	(152)
Net cash used in operating activities	(705)	(520)

Cash flows from investing activities
Purchases of equipment and software	(410)	(279)
Net cash used in investing activities	(410)	(279)

Cash flows from financing activities
Net borrowings on revolving lines of credit	425	1,437
Repayment of capital lease obligations	-	(46)
Repayment of notes payable and finance lease obligations	(64)	-
Proceeds from notes payable - related parties	650	-
Repayment of notes payable - related parties	(500)	-
Net cash provided by financing activities	511	1,391
Effect of exchange rate differences on cash and cash equivalents	23	3

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(581)	595
Cash and cash equivalents - beginning of period	2,668	5,245
Cash and cash equivalents - end of period	$2,087	$5,840

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$215	$156
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,107	$-
Sale of investment in VSK	$-	$676

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoHealthcare’s current offerings consist of:

●
GEHC diagnostic imaging capital equipment.
●
GEHC service agreements for the above equipment.
●
GEHC training services for use of the above equipment.
●
GEHC and third party financial services.

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

●
Biox™ series Holter monitors and ambulatory blood pressure recorders.
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

Going concern Assessment

We have incurred net losses from operations for the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution and these lines of credit will require further extensions after their current June 28, 2019 maturity date and notes payable which mature within the next twelve months. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 15, 2019.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Significant Accounting Policies and Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, "Leases." See Note N for further details.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three Months Ended March 31, 2019 (unaudited)				Three Months Ended March 31, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$10,118			$10,118	$10,211			$10,211
Software sales and support	1,209			1,209	1,202			1,202
Commissions		3,415		3,415		5,211		5,211
Medical equipment sales			494	494			631	631
Medical equipment service			288	288			282	282
	$11,327	$3,415	$782	$15,524	$11,413	$5,211	$913	$17,537

	Three Months Ended March 31, 2019 (unaudited)				Three Months Ended March 31, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$9,955	$-	$148	$10,103	$10,090	$-	$173	$10,263
Revenue recognized at a point in time	1,372	3,415	634	5,421	1,323	5,211	740	7,274
	$11,327	$3,415	$782	$15,524	$11,413	$5,211	$913	$17,537

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $82.8 million, of which we expect to recognize revenue as follows:

	Fiscal years of revenue recognition
	remainder of 2019	2020	2021	Thereafter
Unfulfilled performance obligations	$34,995	$29,816	$10,652	$7,345

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $314,000 and $344,000 at March 31, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the equipment. Such amounts aggregated approximately $17,015,000 and $17,098,000 at March 31, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $2,020,000 and $2,315,000 at March 31, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $917,000 and $988,000 at March 31, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three months ended March 31, 2019, we recognized approximately $1.4 million of revenues that were included in our contract liability balance at the beginning of such period.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three reportable segments.

●
IT segment

●
Professional sales service segment

●
Equipment segment

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,327	$11,413
Professional sales service	3,415	5,211
Equipment	782	913
Total revenues	$15,524	$17,537

Gross Profit
IT	$4,726	$4,914
Professional sales service	2,685	4,153
Equipment	475	554
Total gross profit	$7,886	$9,621

Operating loss
IT	$(343)	$(435)
Professional sales service	(1,643)	(1,054)
Equipment	(308)	(228)
Corporate	(361)	(397)
Total operating loss	$(2,655)	$(2,114)

Depreciation and amortization
IT	$559	$447
Professional sales service	45	44
Equipment	71	102
Corporate	-	2
Total depreciation and amortization	$675	$595

Capital expenditures
IT	$391	$258
Professional sales service	-	-
Equipment	19	18
Corporate	-	3
Total cash capital expenditures	$410	$279

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Identifiable Assets
IT	$29,625	$28,785
Professional sales service	7,672	12,193
Equipment	7,094	6,992
Corporate	2,693	2,504
Total assets	$47,084	$50,474

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 22% and 30% of revenue for the three months ended March 31, 2019 and 2018, respectively. GE Healthcare also accounted for $2.5 million or 33%, and $7.2 million or 66%, of accounts and other receivables at March 31, 2019 and December 31, 2018, respectively.

NOTE E – LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Restricted common stock grants	2,388	4,762

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2019 and December 31, 2018:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Trade receivables	$11,036	$15,016
Unbilled receivables	365	-
Due from employees	6	6
Allowance for doubtful accounts and
commission adjustments	(3,993)	(3,994)
Accounts and other receivables, net	$7,414	$11,028

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials	$657	$577
Work in process	374	388
Finished goods	1,058	1,018
	$2,089	$1,983

At March 31, 2019 and December 31, 2018, the Company maintained reserves for slow moving inventories of $636,000.

NOTE H – PROPERTY AND EQUIPMENT

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Office, laboratory and other equipment	$3,108	$3,885
Equipment furnished for customer
or clinical uses	8,321	8,167
Right of use assets - finance leases	915	-
Furniture and fixtures	127	127
	12,471	12,179
Less: accumulated depreciation and amortization	(6,813)	(6,370)
Property and equipment, net	$5,658	$5,809

Assets under capital lease comprised approximately $855,000 of the office, laboratory and other equipment asset class and approximately $60,000 of the equipment furnished for customer or clinical use asset class at December 31, 2018. In January 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (See Note N) and classifies the assets arising from such leases as “right of use asset - finance leases”.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $3,006,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at March 31, 2019 and December 31, 2018. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2019	December 31, 2018
	(unaudited)
Beginning of period	$17,309	$17,471
Foreign currency translation adjustment	72	(162)
End of period	$17,381	$17,309

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,201)	(3,083)
	2,630	2,748

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,586)	(1,532)
	777	831

Software
Costs	2,472	2,346
Accumulated amortization	(1,245)	(1,185)
	1,227	1,161

	$4,634	$4,740

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

Amortization expense amounted to $232,000 and $256,000 for the three months ended March 31, 2019 and 2018, respectively.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2019	807
2020	966
2021	891
2022	594
2023	336
$3,594

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2019 and December 31, 2018:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Deferred commission expense - noncurrent	$1,768	$1,978
Trade receivables - noncurrent	670	630
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2019 and December 31, 2018	364	459
	$2,802	$3,067

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2019 and December 31, 2018:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$602	$648
Accrued expenses - other	1,651	2,092
Other liabilities	2,629	2,915
	$4,881	$5,655

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$18,086	$23,066
Net additions:
Deferred extended service contracts	70	192
Deferred in-service and training	5	-
Deferred service arrangements	10	-
Deferred commission revenues	1,336	462
Recognized as revenue:
Deferred extended service contracts	(143)	(161)
Deferred in-service and training	(8)	(3)
Deferred service arrangements	(5)	(12)
Deferred commission revenues	(1,419)	(2,249)
Deferred revenue at end of period	17,932	21,295
Less: current portion	11,026	15,607
Long-term deferred revenue at end of period	$6,906	$5,688

NOTE M – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Line of credit	$4,596	$4,171
Unsecured term loan	149	145
Notes payable	10	14
Notes payable - MedTech (net of $6 and $14 in debt issue costs
at March 31, 2019 and December 31, 2018, respectively)	4,795	4,786
Notes payable - related parties	985	827
Total debt	10,535	9,943
Less: current portion (including related parties)	(10,535)	(9,698)
	$-	$245

NetWolves maintains a $4.0 million line of credit with a lending institution. Advances under the line, which expires on June 28, 2019, bear interest at a rate of LIBOR plus 3% and are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At March 31, 2019, the Company had drawn approximately $3.2 million against the line. The draw is included in notes payable – current portion in the Company’s condensed consolidated balance sheet.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company maintains an additional $2.0 million line of credit with a lending institution. Advances under the line, which expires on June 28, 2019, bear interest at a rate of LIBOR plus 3% and are secured by substantially all of the assets of the Company. At March 31, 2019, the Company had drawn approximately $1.3 million against the line. The line of credit agreement includes certain financial covenants. At March 31, 2019, the Company was not in compliance with such covenants.

In March 2019, the Company’s Biox subsidiary drew RMB500,000 (approximately $75,000) from a line of credit with a Chinese bank for working capital purposes. The advance, which bore interest at 9.2%, was fully repaid in April 2019.

In November and December 2018, the Company issued unsecured notes aggregating $500,000 to certain directors. The notes bore interest at 10% per annum and matured on March 25, 2019. Principal and interest on these notes were paid in full upon maturity.

In the three months ended March 31, 2019, the Company issued notes aggregating $650,000 to a director, an employee and a shareholder. The notes mature at various periods through March 28, 2020 and bear interest at 10% per annum payable quarterly. In April 2019, the Company issued to a director a $100,000 note maturing April 3, 2020 bearing interest at 10% per annum payable quarterly.

NOTE N – LEASES

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842 January 1, 2019 using the effective date method and elected certain practical expedients allowing the Company not to reassess:

●
whether expired or existing contracts contain leases under the new definition of a lease;
●
lease classification for expired or existing leases; and
●
whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles provided to certain employees in the sales representation segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	March 31, 2019	December 31, 2018
	(unaudited)
Lease liabilities - current
Finance leases	$155	$188
Operating leases	657	-
	$812	$188
Lease liabilities - net of current portion
Finance leases	$372	$400
Operating leases	354	-
	$726	$400

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2019 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
Remainder of 2019	153	495	648
2020	142	426	568
2021	142	129	271
2022	118	51	169
2023	47	-	47
Undiscounted lease payments	602	1,101	1,703
Amount representing interest	(75)	(90)	(165)
Discounted lease liabilities (unaudited)	527	1,011	1,538

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Additional disclosures of lease data are set forth below:

Three months ended March 31, 2019
(unaudited)
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$46
Interest on lease liabilities	13
59
Operating lease costs:	181
Short-term lease costs:	16
Total lease cost	$256

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$11
Operating cash flows from operating leases	181
Financing cash flows from finance leases	60
$252

Weighted-average remaining lease term - finance leases (months)	46
Weighted-average remaining lease term - operating leases (months)	24

Weighted-average discount rate - finance leases	7.9%
Weighted-average discount rate - operating leases	9.0%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE O – RELATED-PARTY TRANSACTIONS

The Company made interest payments, aggregating approximately $108,000 in each of the three-month periods ended March 31, 2019 and 2018, to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The Notes bear interest, payable quarterly, at an annual rate of 9%, mature on May 29, 2019, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal is paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The entire outstanding balance of the MedTech Notes is included as current liabilities.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $85,000 were billed by the firm for each of the three-month periods ended March 31, 2019 and 2018, at which dates no amounts were outstanding.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE P – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently, and has been in the past, a party to various legal proceedings, primarily employee related matters, incident to its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the agreement through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a continuing five-year term, unless earlier terminated by the Company, but in no event can extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma shall be eligible to receive a bonus for each fiscal year thereafter during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

NOTE Q – SUBSEQUENT EVENT

In May 2019, the Board of Directors ("Board") approved the 2019 Stock Plan (the "2019 Plan") for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation. The stock issuable under the 2019 Plan shall be shares of the Company's authorized but unissued or reacquired common stock. The maximum number of shares of common stock that may be issued under the 2019 Plan is 15,000,000 shares.

The 2019 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note C to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 15, 2019.

Vaso Corporation and Subsidiaries

Results of Operations – For the Three Months Ended March 31, 2019 and 2018

Revenues

Total revenue for the three months ended March 31, 2019 and 2018 was $15,524,000 and $17,537,000, respectively, representing a decrease of $2,013,000, or 11% year-over-year. On a segment basis, revenue in the IT, professional sales services, and equipment segments decreased $86,000, $1,796,000, and $131,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2019 was $11,327,000 compared to $11,413,000 for the three months ended March 31, 2018, a decrease of $86,000, or 1%, of which $92,000 resulted from lower NetWolves revenues, offset by $6,000 from the growth in the healthcare IT VAR business. Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $12.5 million at March 31, 2019 from $10.4 million at March 31, 2018, as a result of growth in orders and clients.

Commission revenues in the professional sales services segment were $3,415,000 in the first quarter of 2019, a decrease of 34%, as compared to $5,211,000 in the same quarter of 2018. The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period, as well as to a lower blended commission rate. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of March 31, 2019, $17,015,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,461,000 was long-term. At March 31, 2018, $20,338,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,185,000 was long-term. The decrease in deferred revenue is principally due to a decrease in orders booked, partially offset by a decrease in deliveries by GEHC. We anticipate that revenue will increase in the remaining quarters of 2019 as deliveries increase.

Revenue in the equipment segment decreased by $131,000, or 14%, to $782,000 for the three-month period ended March 31, 2019 from $913,000 for the same period of the prior year. The decrease was principally due to lower sales of Biox ambulatory monitors and ARCS software during the quarter.

Gross Profit

Gross profit for the three months ended March 31, 2019 and 2018 was $7,886,000, or 51% of revenue, and $9,621,000, or 55% of revenue, respectively, representing a decrease of $1,735,000, or 18% period-over-period.

IT segment gross profit for the three months ended March 31, 2019 was $4,726,000, or 42% of the segment revenue, compared to $4,914,000, or 43% of the segment revenue for the three months ended March 31, 2018. The period-over-period decrease of $188,000, or 4%, was primarily a result of an unfavorable mix of lower margin equipment sales at NetWolves.

Professional sales services segment gross profit was $2,685,000, or 79% of segment revenue, for the three months ended March 31, 2019 as compared to $4,153,000, or 80% of the segment revenue, for the three months ended March 31, 2018, reflecting a decrease of $1,468,000, or 35%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first quarter of 2019 than in the same period last year, as well as to lower blended commission rates. Cost of commissions in the professional sales service segment of $730,000 and $1,058,000, for the three months ended March 31, 2019 and 2018, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $475,000, or 61% of segment revenues, for the first quarter of 2019 compared to $554,000, or 61% of segment revenues, for the same quarter of 2018. The $79,000, or 14%, decrease in gross profit was due to lower sales volume, compared to the first quarter 2018.

Operating Loss

Operating loss for the three months ended March 31, 2019 and 2018 was $2,655,000 and $2,114,000, respectively, representing an increase of $541,000, due to lower gross profit, partially offset by lower operating costs (defined below).

Operating loss in the IT segment decreased $92,000 in the three-month period ended March 31, 2019 as compared to the same period of 2018 due to lower selling, general, and administrative (“SG&A”) costs, partially offset by lower gross profit. Operating loss in the professional sales service segment increased $589,000 in the three-month period ended March 31, 2019 as compared to operating loss in the same period of 2018 due to lower gross profit partially offset by lower SG&A costs. The increase in equipment segment operating loss was $80,000 in the first quarter of 2019, due to lower gross profit. During the first quarter of 2019, corporate expenses decreased $36,000 when compared to the same quarter of 2018.

SG&A costs for the three months ended March 31, 2019 and 2018 were $10,341,000 and $11,548,000, respectively, representing a decrease of $1,207,000, or 10% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $300,000 in the first quarter of 2019 from the same quarter of the prior year due to reduced personnel costs. SG&A costs in the professional sales service segment decreased $880,000 due mainly to cost savings related to the annual national sales meeting, headcount and other personnel-related costs. SG&A costs in the equipment segment increased $7,000 due mainly to increased headcount in our China operations. Corporate costs not allocated to segments decreased by $36,000 in the three months ended March 31, 2019 from the same period in 2018, due primarily to lower director and legal fees.

Research and development (“R&D”) expenses were $200,000, or 1% of revenues, for the first quarter of 2019, an increase of $13,000, or 7%, from $187,000, or 1% of revenues, for the first quarter of 2018. The increase is primarily attributable to higher software development expenses in the IT segment.

Interest and Other (Expense) Income

Interest and other (expense) income for the three months ended March 31, 2019 was $(183,000) as compared to $65,000 for the corresponding period of 2018. The increase in expense was due primarily to higher interest expense and the non-recurring $212,000 gain on sale of investment in the VSK joint venture in the prior year quarter.

Income Tax Expense

For the three months ended March 31, 2019, we recorded income tax expense of $11,000 as compared to $20,000 for the corresponding period of 2018. The decrease arose mainly from lower foreign taxes.

Net Loss

Net loss for the three months ended March 31, 2019 was $2,849,000 as compared to a net loss of $2,069,000 for the three months ended March 31, 2018, representing an increase of $780,000. Our net loss per share was $0.02 and $0.01 in the three-month periods ended March 31, 2019 and 2018, respectively. The principal cause of the increase in net loss is the increase in operating loss and the increase in interest and other expense. The Company historically reports a loss in the first quarter of the year.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

Vaso Corporation and Subsidiaries

	(in thousands)
	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net loss	$(2,849)	$(2,069)
Interest expense (income), net	217	161
Income tax expense	11	20
Depreciation and amortization	675	595
Share-based compensation	44	141
Adjusted EBITDA	$(1,902)	$(1,152)

Adjusted EBITDA losses increased by $750,000, to $1,902,000 in the quarter ended March 31, 2019 from $1,152,000 in the quarter ended March 31, 2018. The increase was primarily attributable to the higher net loss and the lower share-based compensation and income tax expense.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital and drawdown on our line of credit. At March 31, 2019, we had cash and cash equivalents of $2,087,000 and negative working capital of $20,163,000 compared to cash and cash equivalents of $2,668,000 and negative working capital of $16,179,000 at December 31, 2018. $8,402,000 in negative working capital at March 31, 2019 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $705,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $2,032,000 and cash provided by operating assets and liabilities of $1,327,000, during the three months ended March 31, 2019, compared to cash used by operating activities of $520,000 for the same period in 2018. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $3,530,000, and decreases in accrued commission and accrued expenses of $1,084,000 and $860,000, respectively.

Cash used in investing activities during the three-month period ended March 31, 2019 was $410,000 for the purchase of equipment and software.

Cash provided by financing activities during the three-month period ended March 31, 2019 was $511,000 primarily as a result of $425,000 in net borrowings on revolving lines of credit and $150,000 in net proceeds from notes issued to related parties, partially offset by $64,000 in payments of notes payable and finance leases issued for equipment purchases.

Liquidity

We have incurred net losses from operations for the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution which will require further extensions after their current June 28, 2019 maturity date and notes payable which mature within the next twelve months. These events raise substantial doubt about our ability to continue as a going concern. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

The Company implemented new internal control processes in conjunction with the adoption of ASC 842, "Leases." There were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2019