Form 10-Q
period 2019-06-30
VASO Corp
filed 2019-08-14
CIK 839087

8/9/2019 15:12 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2019 – 172,661,726

8/9/2019 15:12 PM

Vaso Corporation and Subsidiaries

8/9/2019 15:12 PM

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,037	$2,668
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,956 at June 30, 2019
and $3,994 at December 31, 2018	9,141	11,028
Receivables due from related parties	19	20
Inventories, net	1,702	1,983
Deferred commission expense	2,596	2,585
Prepaid expenses and other current assets	909	890
Total current assets	15,404	19,174

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$6,737 at June 30, 2019 and $6,370 at December 31, 2018	5,543	5,809
OPERATING LEASE RIGHT OF USE ASSETS	899	-
GOODWILL	17,314	17,309
INTANGIBLES, net	4,510	4,740
OTHER ASSETS, net	2,770	3,067
DEFERRED TAX ASSETS, net	375	375
	$46,815	$50,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,269	$6,284
Accrued commissions	907	2,116
Accrued expenses and other liabilities	5,560	5,655
Finance lease liabilities - current	153	188
Operating lease liabilities - current	613	-
Sales tax payable	1,164	1,020
Deferred revenue - current portion	11,697	10,382
Notes payable - current portion	10,236	9,116
Notes payable - related parties - current portion	1,238	582
Due to related party	10	10
Total current liabilities	36,847	35,353

LONG-TERM LIABILITIES
Notes payable - related parties, net of current portion	-	245
Finance lease liabilities, net of current portion	443	400
Operating lease liabilities, net of current portion	286	-
Deferred revenue, net of current portion	5,878	7,704
Deferred tax liability	124	124
Other long-term liabilities	1,067	1,037
Total long-term liabilities	7,798	9,510

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
182,854,813 and 177,417,287 shares issued at June 30, 2019 and December 31, 2018, respectively;
172,546,726 and 167,109,200 shares outstanding at June 30, 2019 and December 31, 2018, respectively	183	178
Additional paid-in capital	63,763	63,672
Accumulated deficit	(59,523)	(55,924)
Accumulated other comprehensive loss	(253)	(315)
Treasury stock, at cost, 10,308,087 shares at June 30, 2019 and December 31, 2018	(2,000)	(2,000)
Total stockholders’ equity	2,170	5,611
	$46,815	$50,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8/9/2019 15:12 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Managed IT systems and services	$11,405	$10,704	$22,732	$22,117
Professional sales services	5,131	6,803	8,546	12,014
Equipment sales and services	1,007	911	1,789	1,824
Total revenues	17,543	18,418	33,067	35,955

Cost of revenues
Cost of managed IT systems and services	6,777	6,229	13,378	12,728
Cost of professional sales services	910	1,380	1,640	2,438
Cost of equipment sales and services	445	372	751	731
Total cost of revenues	8,132	7,981	15,769	15,897
Gross profit	9,411	10,437	17,298	20,058

Operating expenses
Selling, general and administrative	9,703	10,448	20,044	21,996
Research and development	228	252	428	438
Total operating expenses	9,931	10,700	20,472	22,434
Operating loss	(520)	(263)	(3,174)	(2,376)

Other (expense) income
Interest and financing costs	(235)	(182)	(460)	(353)
Interest and other income, net	32	36	73	59
Gain on sale of investment in VSK	-	-	-	212
Total other (expense) income, net	(203)	(146)	(387)	(82)

Loss before income taxes	(723)	(409)	(3,561)	(2,458)
Income tax expense	(27)	(37)	(38)	(57)
Net loss	(750)	(446)	(3,599)	(2,515)

Other comprehensive loss
Foreign currency translation (loss) gain	(75)	(271)	62	(87)
Comprehensive loss	$(825)	$(717)	$(3,537)	$(2,602)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	167,131	164,720	166,996	164,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8/9/2019 15:12 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2018	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	167	-	-	-	141	-	-	141
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Foreign currency translation gain	-	-	-	-	-	-	184	184
Net loss	-	-	-	-	-	(2,069)	-	(2,069)
Balance at March 31, 2018 (unaudited)	175,909	$176	(10,308)	$(2,000)	$63,504	$(54,259)	$126	$7,547
Share-based compensation	1,011	1	-	-	80	-	-	81
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(271)	(271)
Net loss	-	-	-	-	-	(446)	-	(446)
Balance at June 30, 2018 (unaudited)	176,920	$177	(10,308)	$(2,000)	$63,583	$(54,705)	$(145)	$6,910

Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943
Share-based compensation	5,438	5	-	-	49	-	-	54
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	(750)	-	(750)
Balance at June 30, 2019 (unaudited)	182,855	$183	(10,308)	$(2,000)	$63,763	$(59,523)	$(253)	$2,170

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8/9/2019 15:12 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,599)	$(2,515)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	1,345	1,202
Loss from interest in joint venture	-	9
Gain on sale of investment in VSK	-	(212)
Provision for doubtful accounts and commission adjustments	168	157
Amortization of debt issue costs	14	16
Share-based compensation	98	222
Changes in operating assets and liabilities:
Accounts and other receivables	1,720	2,125
Inventories, net	281	383
Deferred commission expense	(11)	434
Prepaid expenses and other current assets	(19)	15
Other assets, net	300	514
Accounts payable	(1,015)	(230)
Accrued commissions	(1,179)	(671)
Accrued expenses and other liabilities	(128)	(733)
Sales tax payable	143	127
Deferred revenue	(510)	(2,873)
Deferred tax liability	-	12
Other long-term liabilities	30	(138)
Net cash used in operating activities	(2,362)	(2,156)

Cash flows from investing activities
Purchases of equipment and software	(714)	(1,075)
Proceeds from sale of investment in VSK	-	311
Net cash used in investing activities	(714)	(764)

Cash flows from financing activities
Net borrowings on revolving lines of credit	1,112	896
Payroll taxes paid by withholding shares	(2)	(1)
Repayment of capital lease obligations	-	(61)
Repayment of notes payable and finance lease obligations	(133)	-
Proceeds from notes payable - related parties	910	-
Repayment of notes payable - related parties	(500)	-
Net cash provided by financing activities	1,387	834
Effect of exchange rate differences on cash and cash equivalents	58	4

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,631)	(2,082)
Cash and cash equivalents - beginning of period	2,668	5,245
Cash and cash equivalents - end of period	$1,037	$3,163

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$317	$324
Income taxes paid	$38	$60

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,107	$-
Sale of investment in VSK	$-	$676
Equipment acquired through finance lease	$134	$-

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division. Its current offerings include:

●
Managed radiology and imaging applications (national channel partner of GEHC Digital and other vendors of healthcare IT products).
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

Going concern Assessment

We have incurred net losses from operations for the three and six months ended June 30, 2019, and the years ended December 31, 2018 and 2017. We maintain lines of credit from a lending institution which will require further extensions after their current December 18, 2019 maturity date. We also have notes payable which mature within the next twelve months. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit and notes payable, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies and Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases”. See Note N for further details.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2019 (unaudited)				Three Months Ended June 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$9,893			$9,893	$10,062			$10,062
Software sales and support	1,512			1,512	642			642
Commissions		5,131		5,131		6,803		6,803
Medical equipment sales			731	731			645	645
Medical equipment service			276	276			266	266
	$11,405	$5,131	$1,007	$17,543	$10,704	$6,803	$911	$18,418

	Six Months Ended June 30, 2019 (unaudited)				Six Months Ended June 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$20,011			$20,011	$20,272			$20,272
Software sales and support	2,721			2,721	1,845			1,845
Commissions		8,546		8,546		12,014		12,014
Medical equipment sales			1,225	1,225			1,276	1,276
Medical equipment service			564	564			548	548
	$22,732	$8,546	$1,789	$33,067	$22,117	$12,014	$1,824	$35,955

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2019 (unaudited)				Three Months Ended June 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$10,047	$-	$155	$10,202	$9,665	$-	$169	$9,834
Revenue recognized at a point in time	1,358	5,131	852	7,341	1,039	6,803	742	8,584
	$11,405	$5,131	$1,007	$17,543	$10,704	$6,803	$911	$18,418

	Six Months Ended June 30, 2019 (unaudited)				Six Months Ended June 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$20,002	$-	$303	$20,305	$19,755	$-	$342	$20,097
Revenue recognized at a point in time	2,730	8,546	1,486	12,762	2,362	12,014	1,482	15,858
	$22,732	$8,546	$1,789	$33,067	$22,117	$12,014	$1,824	$35,955

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $79.6 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	remainder of 2019	2020	2021	Thereafter
Unfulfilled performance obligations	$27,301	$30,850	$11,917	$9,550

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $689,000 and $344,000 at June 30, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $16,638,000 and $17,098,000 at June 30, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $2,169,000 and $2,315,000 at June 30, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $938,000 and $988,000 at June 30, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2019, we recognized approximately $2.2 million and $3.2 million of revenues that were included in our contract liability balance at April 1, 2019 and January 1, 2019, respectively.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,405	$10,704	$22,732	$22,117
Professional sales service	5,131	6,803	8,546	12,014
Equipment	1,007	911	1,789	1,824
Total revenues	$17,543	$18,418	$33,067	$35,955

Gross Profit
IT	$4,628	$4,475	$9,354	$9,389
Professional sales service	4,221	5,423	6,906	9,576
Equipment	562	539	1,038	1,093
Total gross profit	$9,411	$10,437	$17,298	$20,058

Operating (loss) income
IT	$(232)	$(845)	$(575)	$(1,280)
Professional sales service	127	1,164	(1,516)	110
Equipment	(218)	(339)	(526)	(566)
Corporate	(197)	(243)	(557)	(640)
Total operating (loss) income	$(520)	$(263)	$(3,174)	$(2,376)

Depreciation and amortization
IT	$552	$470	$1,111	$917
Professional sales service	43	45	88	92
Equipment	75	92	146	193
Corporate	-	-	-	-
Total depreciation and amortization	$670	$607	$1,345	$1,202

Capital expenditures
IT	$426	$794	$684	$1,052
Professional sales service	-	-	-	-
Equipment	6	2	24	20
Corporate	3	-	6	3
Total cash capital expenditures	$435	$796	$714	$1,075

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Identifiable Assets
IT	$29,329	$28,785
Professional sales service	9,263	12,193
Equipment	6,825	6,992
Corporate	1,398	2,504
Total assets	$46,815	$50,474

GE Healthcare accounted for 29% and 37% of revenue for the three months ended June 30, 2019 and 2018, respectively, and 26% and 33% of revenue for the six months ended June 30, 2019 and 2018, respectively. GE Healthcare also accounted for $4.2 million or 46%, and $7.2 million or 66%, of accounts and other receivables at June 30, 2019 and December 31, 2018, respectively.

NOTE E – LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three and six months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Restricted common stock grants	5,600	3,874

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2019 and December 31, 2018:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Trade receivables	$11,934	$15,016
Unbilled receivables	1,157	-
Due from employees	6	6
Allowance for doubtful accounts and
commission adjustments	(3,956)	(3,994)
Accounts and other receivables, net	$9,141	$11,028

Contract receivables under Topic 606 consist of trade receivables and unbilled receivables. Trade receivables include amounts due for shipped products and services rendered. Unbilled receivables represent obligations performed, or variable consideration recognized in accordance with Topic 606, but not yet billable. Amounts recorded – billed and unbilled - under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement. Due from employees is primarily commission advances made to sales personnel.

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$594	$577
Work in process	311	388
Finished goods	797	1,018
	$1,702	$1,983

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

At June 30, 2019 and December 31, 2018, the Company maintained reserves for slow moving inventories of $534,000 and $636,000, respectively.

NOTE H – PROPERTY AND EQUIPMENT

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Office, laboratory and other equipment	$2,576	$3,885
Equipment furnished for customer
or clinical uses	8,557	8,167
Right of use assets - finance leases	1,020	-
Furniture and fixtures	127	127
	12,280	12,179
Less: accumulated depreciation and amortization	(6,737)	(6,370)
Property and equipment, net	$5,543	$5,809

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

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $2,939,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at June 30, 2019 and December 31, 2018. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Six months ended	Year ended
	June 30, 2019	December 31, 2018
	(unaudited)
Beginning of period	$17,309	$17,471
Foreign currency translation adjustment	5	(162)
End of period	$17,314	$17,309

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,318)	(3,083)
	2,513	2,748

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,647)	(1,532)
	716	831

Software
Costs	2,585	2,346
Accumulated amortization	(1,304)	(1,185)
	1,281	1,161

	$4,510	$4,740

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

Amortization expense amounted to $237,000 and $249,000 for the three months ended June 30, 2019 and 2018, respectively and $469,000 and $505,000 for the six months ended June 30, 2019 and 2018, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2019	531
2020	981
2021	906
2022	609
2023	442
$3,469

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2019 and December 31, 2018:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Deferred commission expense - noncurrent	$1,729	$1,978
Trade receivables - noncurrent	702	630
Other, net of allowance for loss on loan receivable of
$412 at June 30, 2019 and December 31, 2018	339	459
	$2,770	$3,067

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2019 and December 31, 2018:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$770	$648
Accrued expenses - other	1,620	2,092
Other liabilities	3,170	2,915
	$5,560	$5,655

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$17,932	$21,295	$18,086	$23,066
Net additions:
Deferred extended service contracts	169	122	239	314
Deferred in-service and training	5	3	10	3
Deferred service arrangements	10	5	20	5
Deferred commission revenues	1,791	1,710	3,126	2,169
Recognized as revenue:
Deferred extended service contracts	(148)	(160)	(291)	(321)
Deferred in-service and training	(8)	-	(15)	(3)
Deferred service arrangements	(8)	(9)	(13)	(21)
Deferred commission revenues	(2,168)	(2,773)	(3,587)	(5,019)
Deferred revenue at end of period	17,575	20,193	17,575	20,193
Less: current portion	11,697	13,544	11,697	13,544
Long-term deferred revenue at end of period	$5,878	$6,649	$5,878	$6,649

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE M – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Line of credit	$5,283	$4,171
Unsecured term loan	145	145
Notes payable	8	14
Notes payable - MedTech (net of $0 and $14 in debt issue costs
at June 30, 2019 and December 31, 2018, respectively)	4,800	4,786
Notes payable - related parties	1,238	827
Total debt	11,474	9,943
Less: current portion (including related parties)	(11,474)	(9,698)
	$-	$245

NetWolves maintains a $4.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At June 30, 2019, the Company had drawn approximately $3.4 million against the line. The draw is included in notes payable – current portion in the Company’s condensed consolidated balance sheet.

The Company maintains an additional $2.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. Advances under the line are secured by substantially all of the assets of the Company. At June 30, 2019, the Company had drawn approximately $1.9 million against the line. The line of credit agreement includes certain financial covenants that become effective beginning in the quarter ended September 30, 2019.

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

In the six months ended June 30, 2019, the Company issued notes aggregating $910,000 to directors, employees, and a shareholder. The notes mature at various periods through June 27, 2020 and bear interest at 10% per annum payable quarterly.

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

Finance and operating lease liabilities consist of the following:

	(in thousands)
	June 30, 2019	December 31, 2018
	(unaudited)
Lease liabilities - current
Finance leases	$153	$188
Operating leases	613	-
	$766	$188
Lease liabilities - net of current portion
Finance leases	$443	$400
Operating leases	286	-
	$729	$400

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2019 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
Remainder of 2019	106	333	439
2020	192	440	632
2021	192	143	335
2022	165	59	224
2023	47	-	47
Undiscounted lease payments	702	975	1,677
Amount representing interest	(106)	(76)	(182)
Discounted lease liabilities (unaudited)	596	899	1,495

Additional disclosures of lease data are set forth below:

	(in thousands)
	Three months ended June 30, 2019	Six months ended June 30, 2019
	(unaudited)	(unaudited)
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$73	$120
Interest on lease liabilities	16	26
	89	146
Operating lease costs:	170	351
Short-term lease costs:	20	36
Total lease cost	$279	$533

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$16	$26
Operating cash flows from operating leases	170	351
Financing cash flows from finance leases	65	126
	$251	$503

June 30, 2019
(unaudited)
Weighted-average remaining lease term - finance leases (months)	45
Weighted-average remaining lease term - operating leases (months)	22

Weighted-average discount rate - finance leases	10.0%
Weighted-average discount rate - operating leases	9.1%

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE O – EQUITY

In June 2019, 5,000,000 restricted shares of common stock, valued at $100,000, under the 2019 Stock Plan were granted and issued to an officer of the Company as stock-based compensation. 1,000,000 shares vested immediately with the remainder vesting 25% per year over the ensuing four-year period. The grant was valued at the fair value, using market price, of the stock at the grant date, and the Company recognized $20,000 in compensation expense related to such grant in the six months ended June 30, 2019.

NOTE P – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $221,000 and $217,000 for the six-month periods ended June 30, 2019 and 2018, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal is paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $113,000 were outstanding at June 30, 2019 and paid on July 1, 2019. The entire outstanding balance of the MedTech Notes is included as current liabilities.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $70,000 and $85,000 were billed by the firm for the three-month periods ended June 30, 2019 and 2018, respectively, and fees of approximately $155,000 and $170,000 were billed by the firm for the six-month periods ended June 30, 2019 and 2018, respectively. $12,500 and $0 was outstanding at June 30, 2019 and 2018, respectively.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently, and has been in the past, a party to various legal proceedings, primarily employee related matters, incident to its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the agreement through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a five-year term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma shall be eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company's stock, as determined at the Board of Directors' discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions;the effect of the dramatic changes taking place in IT and healthcare; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

Results of Operations – For the Three Months Ended June 30, 2019 and 2018

Revenues

Total revenue for the three months ended June 30, 2019 and 2018 was $17,543,000 and $18,418,000, respectively, representing a decrease of $875,000, or 5% year-over-year. On a segment basis, revenue in the IT, and equipment segments increased $701,000 and $96,000, respectively, while revenue in the professional sales services segment decreased $1,672,000.

Revenue in the IT segment for the three months ended June 30, 2019 was $11,405,000 compared to $10,704,000 for the three months ended June 30, 2018, an increase of $701,000, or 7%, of which $870,000 resulted from higher healthcare IT VAR revenues, offset by $169,000 from lower NetWolves revenues. Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our healthcare IT operations increased to $12.7 million at June 30, 2019 from $12.4 million at June 30, 2018, as a result of growth in orders and clients.

Commission revenues in the professional sales services segment were $5,131,000 in the second quarter of 2019, a decrease of 25%, as compared to $6,803,000 in the same quarter of 2018. The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period, as well as to a lower blended commission rate. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2019, $16,638,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,424,000 was long-term. At June 30, 2018, $19,275,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,221,000 was long-term. The decrease in deferred revenue is principally due to a decrease in orders booked, partially offset by a decrease in deliveries by GEHC. We anticipate that revenue will increase in the remaining quarters of 2019 as deliveries increase.

Revenue in the equipment segment increased by $96,000, or 11%, to $1,007,000 for the three-month period ended June 30, 2019 from $911,000 for the same period of the prior year. The increase was principally due to higher sales of Biox ambulatory patient monitors and ARCS software during the quarter.

Gross Profit

Gross profit for the three months ended June 30, 2019 and 2018 was $9,411,000, or 54% of revenue, and $10,437,000, or 57% of revenue, respectively, representing a decrease of $1,026,000, or 10% period-over-period.

IT segment gross profit for the three months ended June 30, 2019 was $4,628,000, or 41% of the segment revenue, compared to $4,475,000, or 42% of the segment revenue for the three months ended June 30, 2018. The period-over-period increase of $153,000, or 3%, was primarily a result of higher IT VAR revenues.

Professional sales services segment gross profit was $4,221,000, or 82% of segment revenue, for the three months ended June 30, 2019 as compared to $5,423,000, or 80% of the segment revenue, for the three months ended June 30, 2018, reflecting a decrease of $1,202,000, or 22%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the second quarter of 2019 than in the same period last year, as well as to lower blended commission rates. Cost of commissions in the professional sales service segment of $910,000 and $1,380,000, for the three months ended June 30, 2019 and 2018, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $562,000, or 56% of segment revenues, for the second quarter of 2019 compared to $539,000, or 59% of segment revenues, for the same quarter of 2018. The $23,000, or 4%, increase in gross profit was due to higher sales volume, compared to the second quarter 2018.

Operating Loss

Operating loss for the three months ended June 30, 2019 and 2018 was $520,000 and $263,000, respectively, representing an increase of $257,000, due to lower gross profit, partially offset by lower operating costs (defined below).

Operating loss in the IT segment decreased $613,000 in the three-month period ended June 30, 2019 as compared to the same period of 2018 due to lower selling, general, and administrative (“SG&A”) costs and higher gross profit. Operating income in the professional sales service segment decreased $1,037,000 in the three-month period ended June 30, 2019 as compared to operating income in the same period of 2018 due to lower gross profit partially offset by lower SG&A costs. The decrease in equipment segment operating loss was $121,000 in the second quarter of 2019, due to higher gross profit and lower SG&A expenses. During the second quarter of 2019, corporate expenses decreased $46,000 when compared to the same quarter of 2018.

SG&A costs for the six months ended June 30, 2019 and 2018 were $20,044,000 and $21,996,000, respectively, representing a decrease of $1,952,000, or 9% year-over-year. On a segment basis, SG&A costs in the professional sales service segment for the six months ended June 30, 2019 decreased $1,045,000 to $8,421,000, from $9,466,000 for the corresponding period of the prior year, due to reduced personnel-related and national sales meeting costs, and in the IT segment by $773,000 to $9,767,000, from $10,540,000 for the corresponding period of the prior year, due primarily to lower personnel costs at both NetWolves and the IT VAR business. SG&A costs in the equipment segment for the six months ended June 30, 2019 decreased $51,000 to $1,299,000, from $1,350,000 for the corresponding period of the prior year, due primarily to lower amortization costs, and corporate costs not allocated to segments decreased in the same periods by $83,000 from $640,000, due primarily to lower legal and director fees.

Research and development (“R&D”) expenses were $228,000, or 1% of revenues, for the second quarter of 2019, a decrease of $24,000, or 10%, from $252,000, or 1% of revenues, for the second quarter of 2018. The decrease is primarily attributable to lower software development expenses in the equipment segment.

Interest and Other (Expense) Income

Interest and other (expense) income for the three months ended June 30, 2019 was $(203,000) as compared to $(146,000) for the corresponding period of 2018. The increase in expense was due primarily to higher interest expense on the lines of credit.

Income Tax Expense

For the three months ended June 30, 2019, we recorded income tax expense of $27,000 as compared to $37,000 for the corresponding period of 2018. The decrease arose mainly from lower foreign taxes.

Net Loss

Net loss for the three months ended June 30, 2019 was $750,000 as compared to a net loss of $446,000 for the three months ended June 30, 2018, representing an increase of $304,000. Our net loss per share was $0.00 in the three-month periods ended June 30, 2019 and 2018. The principal cause of the increase in net loss is the decrease in operating income in the sales representation segment and the increase in interest and other expense. The Company historically reports a loss in the second quarter of the year.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Net loss	$(750)	$(446)
Interest expense (income), net	227	177
Income tax expense	27	37
Depreciation and amortization	670	607
Share-based compensation	54	81
Adjusted EBITDA	$228	$456

Adjusted EBITDA decreased by $228,000, to $228,000 in the quarter ended June 30, 2019 from $456,000 in the quarter ended June 30, 2018. The decrease was primarily attributable to the higher net loss and the lower share-based compensation and income tax expense.

Results of Operations – For the Six Months Ended June 30, 2019 and 2018

Revenues

Total revenue for the six months ended June 30, 2019 and 2018 was $33,067,000 and $35,955,000, respectively, representing a decrease of $2,888,000, or 8% year-over-year. On a segment basis, revenue in the IT segment increased $615,000, while revenues in the professional sales service and equipment segments decreased $3,468,000 and $35,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2019 was $22,732,000 compared to $22,117,000 for the six months ended June 30, 2018, an increase of $615,000, of which $876,000 resulted from an increase in the healthcare IT VAR business, offset by a $261,000 decrease in revenues at NetWolves. Our monthly recurring revenue in the managed network services operations continues to grow month over month as we add new customers and expand our services to existing customers; at the same time, the backlog of orders in our IT VAR operations increased to $12.7 million at June 30, 2019 from $12.4 million at June 30, 2018, due to growth in orders and clients. We anticipate that as our IT VAR operations become more developed and the service delivery process accelerated, the backlog will convert to revenue in a more timely fashion and, coupled with continued growth in order volume, profitability will improve in this segment.

Commission revenues in the professional sales service segment were $8,546,000 in the first half of 2019, a decrease of 29%, as compared to $12,014,000 in the first half of 2018. The decrease in commission revenues was due primarily to a decrease in the volume of underlying equipment delivered by GEHC during the period. Deliveries of equipment sold by us are typically lower in the first half of each year than in the second half of the year, with the strongest in the fourth quarter of each year. Therefore, we expect deliveries and revenue to improve through the remainder of 2019. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2019, $16,638,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,424,000 was long-term.

Revenue in the equipment segment decreased by $35,000, or 2%, to $1,789,000 for the six-month period ended June 30, 2019 from $1,824,000 for the same period of the prior year. The decrease was principally due to a decrease in Biox ambulatory monitor and ARCS software revenues as a result of lower sales volume, partially offset by higher EECP service revenues.

Gross Profit

Gross profit for the six months ended June 30, 2019 and 2018 was $17,298,000, or 52% of revenue, and $20,058,000, or 56% of revenue, respectively, representing a decrease of $2,760,000, or 14% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $35,000, $2,670,000, and $55,000, respectively.

IT segment gross profit for the six months ended June 30, 2019 was $9,354,000, or 41% of the segment revenue, compared to $9,389,000, or 42% of the segment revenue for the six months ended June 30, 2018. Gross profit at NetWolves decreased $323,000 due mainly to lower lower revenues, offset by $288,000 higher gross profit in the IT VAR business resulting from higher revenue partially offset by lower gross profit rate.

Professional sales service segment gross profit was $6,906,000, or 82% of segment revenue, for the six months ended June 30, 2019 as compared to $9,576,000, or 80% of the segment revenue, for the six months ended June 30, 2018, reflecting a decrease of $2,670,000, or 28%. The decrease in absolute dollars was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first half of 2019 than in the same period last year, offset by lower commission expense in the first half of 2019 compared to the same period of 2018.

Cost of commissions in the professional sales service segment of $1,640,000 and $2,438,000, for the six months ended June 30, 2019 and 2018, respectively, reflected commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,038,000, or 58% of segment revenues, for the first half of 2019 compared to $1,093,000, or 60% of segment revenues, for the same period of 2018, due to lower margin product mix in the first half of 2019, compared to the first half of 2018.

Operating Loss

Operating loss for the six months ended June 30, 2019 and 2018 was $3,174,000 and $2,376,000, respectively, representing an increase of $798,000, primarily due to lower gross profit partially offset by lower operating costs. On a segment basis, operating loss decreased $705,000 and $40,000 in the IT and equipment segments, respectively. Operating loss in the professional sales service segment was $1,516,000 in the six months ended June 30, 2019, as compared to operating income of $110,000 in the comparable period of 2018. In addition, corporate expenses decreased $83,000.

Operating loss in the IT segment decreased in the six-month period ended June 30, 2019 as compared to the same period of 2018 due primarily to lower SG&A costs. Operating loss in the professional sales service segment in the six-month period ended June 30, 2019 resulted primarily from lower gross profit, partially offset by lower SG&A costs. Operating loss in the equipment segment decreased in the six-month period ended June 30, 2019 as compared to the same period of 2018 due primarily to lower SG&A costs, partially offset by lower gross profit.

SG&A costs for the six months ended June 30, 2019 and 2018 were $20,044,000 and $21,996,000, respectively, representing a decrease of $1,952,000, or 9% year-over-year. On a segment basis, SG&A costs in the professional sales service segment for the six months ended June 30, 2019 decreased $1,045,000 to $8,421,000, from $9,466,000 for the corresponding period of the prior year, due to reduced personnel-related and national sales meeting costs, and in the IT segment by $773,000 to $9,767,000, from $10,540,000 for the corresponding period of the prior year, due primarily to lower personnel costs at both NetWolves and the IT VAR business. SG&A costs in the equipment segment for the six months ended June 30, 2019 decreased $51,000 to $1,299,000, from $1,350,000 for the corresponding period of the prior year, due primarily to lower amortization costs, and corporate costs not allocated to segments decreased in the same periods by $83,000 from $640,000, due primarily to lower legal and director fees.

Research and development (“R&D”) expenses were $428,000, or 1% of revenues, for the first half of 2019, a decrease of $10,000, or 2%, from $438,000, or 1% of revenues, for the first half of 2018. The decrease is primarily attributable to lower software development expenses in the equipment segment.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2019 was $(387,000) as compared to $(82,000) for the corresponding period of 2018. The decrease was due primarily to the $212,000 gain on sale of VSK recognized in the first half of 2018, partially offset by higher interest expense due to increased borrowings under our credit line.

Income Tax Expense

For the six months ended June 30, 2019, we recorded income tax expense of $38,000 as compared to income tax expense of $57,000 for the corresponding period of 2018. The decrease arose mainly from lower foreign taxes.

Net Loss

Net loss for the six months ended June 30, 2019 was $3,599,000 compared to net loss of $2,515,000 for the six months ended June 30, 2018, representing an increase in net loss of $1,084,000. Our net loss per share was $0.02 in the six-month periods ended June 30, 2019 and 2018. The principal causes of the increase in net loss is the operating loss in the professional sales service segment and the prior year gain on sale of investment in VSK.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Six months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Net loss	$(3,599)	$(2,515)
Interest expense (income), net	443	338
Income tax (benefit) expense	38	57
Depreciation and amortization	1,345	1,202
Share-based compensation	98	222
Adjusted EBITDA	$(1,675)	$(696)

Adjusted EBITDA loss increased by $979,000, to $(1,675,000) in the six months ended June 30, 2019 from $(696,000) in the six months ended June 30, 2018. The increase was primarily attributable to the higher net loss, partially offset by higher interest expense and higher depreciation and amortization.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital and draws on our line of credit. At June 30, 2019, we had cash and cash equivalents of $1,037,000 and negative working capital of $21,443,000 compared to cash and cash equivalents of $2,668,000 and negative working capital of $16,179,000 at December 31, 2018. $9,101,000 in negative working capital at June 30, 2019 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $2,362,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,974,000 and cash used by operating assets and liabilities of $388,000, during the six months ended June 30, 2019, compared to cash used by operating activities of $2,156,000 for the same period in 2018. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $1,720,000, and decreases in accounts payable and accrued commission of $1,015,000 and $1,179,000, respectively.

Cash used in investing activities during the six-month period ended June 30, 2019 was $714,000 for the purchase of equipment and software.

Cash provided by financing activities during the six-month period ended June 30, 2019 was $1,387,000 primarily as a result of $1,112,000 in net borrowings on revolving lines of credit and $410,000 in net proceeds from notes issued to related parties, partially offset by $133,000 in payments of notes payable and finance leases issued for equipment purchases.

Liquidity

We have incurred net losses from operations for the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017. We maintain lines of credit from a lending institution which will require further extensions after their current December 18, 2019 maturity date, as will notes payable which mature within the next twelve months. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit and notes payable, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

Date: August 14, 2019	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer