Form 10-Q
period 2019-09-30
VASO Corp
filed 2019-11-14
CIK 839087

11/11/2019 18:47 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VASO	OTC:PK

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2019 – 172,701,726

11/11/2019 18:47 PM

Vaso Corporation and Subsidiaries

11/11/2019 18:47 PM

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,343	$2,668
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,039 at September 30, 2019 and $3,994 at December 31, 2018	8,040	11,028
Receivables due from related parties	18	20
Inventories, net	2,181	1,983
Deferred commission expense	2,476	2,585
Prepaid expenses and other current assets	1,075	890
Total current assets	15,133	19,174

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,164 at September 30, 2019 and $6,370 at December 31, 2018	5,091	5,809
OPERATING LEASE RIGHT OF USE ASSETS	998	-
GOODWILL	17,203	17,309
INTANGIBLES, net	4,395	4,740
OTHER ASSETS, net	2,733	3,067
DEFERRED TAX ASSETS, net	375	375
	$45,928	$50,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,919	$6,284
Accrued commissions	581	2,116
Accrued expenses and other liabilities	4,604	5,655
Finance lease liabilities - current	146	188
Operating lease liabilities - current	621	-
Sales tax payable	933	1,020
Deferred revenue - current portion	11,148	10,382
Notes payable - current portion	10,415	9,116
Notes payable - related parties - current portion	1,245	582
Due to related party	10	10
Total current liabilities	34,622	35,353

LONG-TERM LIABILITIES
Notes payable - related parties, net of current portion	-	245
Finance lease liabilities, net of current portion	406	400
Operating lease liabilities, net of current portion	377	-
Deferred revenue, net of current portion	6,752	7,704
Deferred tax liability	124	124
Other long-term liabilities	1,083	1,037
Total long-term liabilities	8,742	9,510

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 182,969,813 and 177,417,287 shares issued at September 30, 2019 and December 31 2018, respectively; 172,661,726 and 167,109,200 shares outstanding at September 30, 2019 and December 31, 2018, respectively	184	178
Additional paid-in capital	63,787	63,672
Accumulated deficit	(58,961)	(55,924)
Accumulated other comprehensive loss	(446)	(315)
Treasury stock, at cost, 10,308,087 shares at September 30, 2019 and December 31, 2018	(2,000)	(2,000)
Total stockholders’ equity	2,564	5,611
	$45,928	$50,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

11/11/2019 18:47 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Managed IT systems and services	$11,485	$11,002	$34,217	$33,118
Professional sales services	6,336	6,854	14,882	18,868
Equipment sales and services	906	932	2,695	2,755
Total revenues	18,727	18,788	51,794	54,741

Cost of revenues
Cost of managed IT systems and services	6,414	6,563	19,791	19,291
Cost of professional sales services	1,140	1,465	2,780	3,903
Cost of equipment sales and services	332	309	1,084	1,040
Total cost of revenues	7,886	8,337	23,655	24,234
Gross profit	10,841	10,451	28,139	30,507

Operating expenses
Selling, general and administrative	9,840	10,462	29,884	32,459
Research and development	196	230	624	668
Total operating expenses	10,036	10,692	30,508	33,127
Operating income (loss)	805	(241)	(2,369)	(2,620)

Other (expense) income
Interest and financing costs	(268)	(178)	(728)	(530)
Interest and other income, net	36	56	109	114
Gain on sale of investment in VSK	-	-	-	212
Total other (expense) income, net	(232)	(122)	(619)	(204)

Income (loss) before income taxes	573	(363)	(2,988)	(2,824)
Income tax expense	(11)	(14)	(49)	(71)
Net income (loss)	562	(377)	(3,037)	(2,895)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(193)	(131)	(131)	(218)
Comprehensive income (loss)	$369	$(508)	$(3,168)	$(3,113)

Earnings (loss) per common share
- basic	$0.00	$(0.00)	$(0.02)	$(0.02)
- diluted	$0.00	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic	168,662	166,431	167,557	165,024
- diluted	168,787	166,431	167,557	165,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

11/11/2019 18:47 PM
Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2018	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	167	-	-	-	141	-	-	141
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Foreign currency translation gain	-	-	-	-	-	-	184	184
Net loss	-	-	-	-	-	(2,069)	-	(2,069)
Balance at March 31, 2018 (unaudited)	175,909	$176	(10,308)	$(2,000)	$63,504	$(54,259)	$126	$7,547
Share-based compensation	1,011	1	-	-	80	-	-	81
Shares not issued for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(271)	(271)
Net loss	-	-	-	-	-	(446)	-	(446)
Balance at June 30, 2018 (unaudited)	176,920	177	(10,308)	(2,000)	63,583	(54,705)	(145)	6,910
Share-based compensation	108	-	-	-	44	-	-	44
Foreign currency translation gain (loss)	-	-	-	-	-	-	(131)	(131)
Net loss	-	-	-	-	-	(380)	-	(380)
Balance at September 30, 2018 (unaudited)	177,028	$177	(10,308)	$(2,000)	$63,627	$(55,085)	$(276)	$6,443

Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943
Share-based compensation	5,438	5	-	-	49	-	-	54
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	(750)	-	(750)
Balance at June 30, 2019 (unaudited)	182,855	$183	(10,308)	$(2,000)	$63,763	$(59,523)	$(253)	$2,170
Share-based compensation	115	1	-	-	24	-	-	25
Foreign currency translation loss	-	-	-	-	-	-	(193)	(193)
Net income	-	-	-	-	-	562	-	562
Balance at September 30, 2019 (unaudited)	182,970	$184	(10,308)	$(2,000)	$63,787	$(58,961)	$(446)	$2,564

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

11/11/2019 18:47 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,037)	$(2,895)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	2,024	1,828
Loss from interest in joint venture	-	9
Gain on sale of investment in VSK	-	(212)
Provision for doubtful accounts and commission adjustments	243	240
Amortization of debt issue costs	14	24
Share-based compensation	123	266
Changes in operating assets and liabilities:
Accounts and other receivables	2,774	2,837
Inventories, net	(232)	(75)
Deferred commission expense	109	1,142
Prepaid expenses and other current assets	(190)	(152)
Other assets, net	269	244
Accounts payable	(1,363)	1,756
Accrued commissions	(1,539)	(1,264)
Accrued expenses and other liabilities	(1,022)	791
Sales tax payable	(85)	155
Deferred revenue	(185)	(6,114)
Deferred tax liability	-	12
Other long-term liabilities	47	(124)
Net cash used in operating activities	(2,050)	(1,532)

Cash flows from investing activities
Purchases of equipment and software	(889)	(2,168)
Sale of fixed assets	22	-
Proceeds from sale of investment in VSK	-	311
Net cash used in investing activities	(867)	(1,857)

Cash flows from financing activities
Net borrowings on revolving lines of credit	1,000	1,158
Payroll taxes paid by withholding shares	(2)	(1)
Repayment of capital lease obligations	-	(94)
Repayment of notes payable and finance lease obligations	(181)	-
Proceeds from notes payable	300	18
Proceeds from notes payable - related parties	930	-
Repayment of notes payable - related parties	(500)	-
Net cash provided by financing activities	1,547	1,081
Effect of exchange rate differences on cash and cash equivalents	45	42

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,325)	(2,266)
Cash and cash equivalents - beginning of period	2,668	5,245
Cash and cash equivalents - end of period	$1,343	$2,979

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$550	$491
Income taxes paid	$38	$74

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,107	$-
Sale of investment in VSK	$-	$676
Equipment acquired through finance lease	$134	$399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Going concern Assessment

We have incurred net losses from operations for the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017. We maintain lines of credit from a lending institution which will require further extensions after their current December 18, 2019 maturity date. We also have notes payable which mature within the next twelve months. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit and notes payable, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2019 (unaudited)				Three Months Ended September 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$10,210			$10,210	$10,146			$10,146
Software sales and support	1,275			1,275	856			856
Commissions		6,336		6,336		6,854		6,854
Medical equipment sales			686	686			661	661
Medical equipment service			220	220			271	271
	$11,485	$6,336	$906	$18,727	$11,002	$6,854	$932	$18,788

	Nine Months Ended September 30, 2019 (unaudited)				Nine Months Ended September 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$30,221			$30,221	$30,418			$30,418
Software sales and support	3,996			3,996	2,700			2,700
Commissions		14,882		14,882		18,868		18,868
Medical equipment sales			1,911	1,911			1,936	1,936
Medical equipment service			784	784			819	819
	$34,217	$14,882	$2,695	$51,794	$33,118	$18,868	$2,755	$54,741

	Three Months Ended September 30, 2019 (unaudited)				Three Months Ended September 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$10,524	$-	$145	$10,669	$9,561	$-	$163	$9,724
Revenue recognized at a point in time	961	6,336	761	8,058	1,441	6,854	769	9,064
	$11,485	$6,336	$906	$18,727	$11,002	$6,854	$932	$18,788

	Nine Months Ended September 30, 2019 (unaudited)				Nine Months Ended September 30, 2018 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$30,526	$-	$447	$30,973	$29,315	$-	$505	$29,820
Revenue recognized at a point in time	3,691	14,882	2,248	20,821	3,803	18,868	2,250	24,921
	$34,217	$14,882	$2,695	$51,794	$33,118	$18,868	$2,755	$54,741

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $80.4 million, of which we expect to recognize revenue as follows:

	(in thousands) Fiscal years of revenue recognition
	remainder of 2019	2020	2021	Thereafter
Unfulfilled performance obligations	$15,520	$37,538	$14,164	$13,256

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $808,000 and $344,000 at September 30, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $17,069,000 and $17,098,000 at September 30, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,265,000 and $2,315,000 at September 30, 2019 and December 31, 2018, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $831,000 and $988,000 at September 30, 2019 and December 31, 2018, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2019, we recognized approximately $2.9 million and $4.8 million of revenues that were included in our contract liability balance at July 1, 2019 and January 1, 2019, respectively.

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

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,485	$11,002	$34,217	$33,118
Professional sales service	6,336	6,854	14,882	18,868
Equipment	906	932	2,695	2,755
Total revenues	$18,727	$18,788	$51,794	$54,741

Gross Profit
IT	$5,071	$4,439	$14,426	$13,827
Professional sales service	5,196	5,389	12,102	14,965
Equipment	574	623	1,611	1,715
Total gross profit	$10,841	$10,451	$28,139	$30,507

Operating income (loss)
IT	$269	$(782)	$(306)	$(2,064)
Professional sales service	1,028	1,013	(487)	1,123
Equipment	(282)	(181)	(809)	(747)
Corporate	(210)	(291)	(767)	(932)
Total operating income (loss)	$805	$(241)	$(2,369)	$(2,620)

Depreciation and amortization
IT	$562	$476	$1,673	$1,393
Professional sales service	42	45	130	137
Equipment	75	105	221	298
Corporate	-	-	-	-
Total depreciation and amortization	$679	$626	$2,024	$1,828

Capital expenditures
IT	$143	$1,055	$827	$2,107
Professional sales service	-	-	-	-
Equipment	32	37	56	57
Corporate	-	1	6	4
Total cash capital expenditures	$175	$1,093	$889	$2,168

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Identifiable Assets
IT	$29,458	$28,785
Professional sales service	8,514	12,193
Equipment	6,423	6,992
Corporate	1,533	2,504
Total assets	$45,928	$50,474

GE Healthcare accounted for 34% and 36% of revenue for the three months ended September 30, 2019 and 2018, respectively, and 29% and 34% of revenue for the nine months ended September 30, 2019 and 2018, respectively. GE Healthcare also accounted for $3.5 million or 44%, and $7.2 million or 66%, of accounts and other receivables at September 30, 2019 and December 31, 2018, respectively.

NOTE E – EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed as earnings (loss) applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	168,662	166,431	167,557	165,024
Dilutive effect of unvested restricted shares	125	-	-	-
Diluted weighted average shares outstanding	168,787	166,431	167,557	165,024

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	1,485	2,559	5,485	2,559

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2019 and December 31, 2018:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Trade receivables	$10,433	$15,016
Unbilled receivables	1,639	-
Due from employees	7	6
Allowance for doubtful accounts and
commission adjustments	(4,039)	(3,994)
Accounts and other receivables, net	$8,040	$11,028

Contract receivables under Topic 606 consist of trade receivables and unbilled receivables. Trade receivables include amounts due for shipped products and services rendered. Unbilled receivables represent variable consideration recognized in accordance with Topic 606 but not yet billable. Amounts recorded – billed and unbilled - under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$610	$577
Work in process	273	388
Finished goods	1,298	1,018
	$2,181	$1,983

At September 30, 2019 and December 31, 2018, the Company maintained reserves for slow moving inventories of $452,000 and $636,000, respectively.

NOTE H – PROPERTY AND EQUIPMENT

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Office, laboratory and other equipment	$2,514	$3,885
Equipment furnished for customer
or clinical uses	8,594	8,167
Right of use assets - finance leases	1,020	-
Furniture and fixtures	127	127
	12,255	12,179
Less: accumulated depreciation and amortization	(7,164)	(6,370)
Property and equipment, net	$5,091	$5,809

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $2,828,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at September 30, 2019 and December 31, 2018. The components of the change in goodwill are as follows:

	(in thousands)
	Nine months ended	Year ended
	September 30, 2019	December 31, 2018
	(unaudited)
Beginning of period	$17,309	$17,471
Foreign currency translation adjustment	(106)	(162)
End of period	$17,203	$17,309

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,435)	(3,083)
	2,396	2,748

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,708)	(1,532)
	655	831

Software
Costs	2,709	2,346
Accumulated amortization	(1,365)	(1,185)
	1,344	1,161

	$4,395	$4,740

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

Amortization expense amounted to $239,000 and $248,000 for the three months ended September 30, 2019 and 2018, respectively, and $708,000 and $753,000 for the nine months ended September 30, 2019 and 2018, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2019	320
2020	980
2021	904
2022	609
2023	542
$3,355

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2019 and December 31, 2018:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Deferred commission expense - noncurrent	$1,728	$1,978
Trade receivables - noncurrent	672	630
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2019 and December 31, 2018	333	459
	$2,733	$3,067

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2019 and December 31, 2018:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$1,025	$648
Accrued expenses - other	1,104	2,092
Other liabilities	2,475	2,915
	$4,604	$5,655

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$17,575	$20,193	$18,086	$23,066
Net additions:
Deferred extended service contracts	30	189	269	503
Deferred in-service and training	3	-	13	3
Deferred service arrangements	5	-	25	5
Deferred commission revenues	3,075	(797)	6,200	1,372
Recognized as revenue:
Deferred extended service contracts	(137)	(156)	(427)	(477)
Deferred in-service and training	-	(3)	(15)	(5)
Deferred service arrangements	(8)	(7)	(21)	(28)
Deferred commission revenues	(2,643)	(2,467)	(6,230)	(7,487)
Deferred revenue at end of period	17,900	16,952	17,900	16,952
Less: current portion	11,148	9,969	11,148	9,969
Long-term deferred revenue at end of period	$6,752	$6,983	$6,752	$6,983

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE M – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Line of credit	$5,171	$4,171
Unsecured term loan	140	145
Notes payable	304	14
Notes payable - MedTech (net of $0 and $14 in debt issue costs
at September 30, 2019 and December 31, 2018, respectively)	4,800	4,786
Notes payable - related parties	1,245	827
Total debt	11,660	9,943
Less: current portion (including related parties)	(11,660)	(9,698)
	$-	$245

NetWolves maintains a $4.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At September 30, 2019, the Company had drawn approximately $3.8 million against the line. The draw is included in notes payable – current portion in the Company’s condensed consolidated balance sheet.

The Company maintains an additional $2.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. Advances under the line are secured by substantially all of the assets of the Company. At September 30, 2019, the Company had drawn approximately $1.4 million against the line. The line of credit agreement includes certain financial covenants that become effective beginning in the quarter ended September 30, 2019. The Company was in compliance with such covenants at September 30, 2019.

In November and December 2018, the Company issued unsecured notes aggregating $500,000 to certain directors. The notes bore interest at 10% per annum and matured on March 25, 2019. Principal and interest on these notes were paid in full upon maturity.

In the nine months ended September 30, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder. The notes mature at various periods through July 19, 2020 and bear interest at 10% per annum payable quarterly.

In August 2019, the Company issued to a private party a $300,000 note bearing interest at 10% and maturing November 15, 2019.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Finance and operating lease liabilities consist of the following:

	(in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)
Lease liabilities - current
Finance leases	$146	$188
Operating leases	621	-
	$767	$188
Lease liabilities - net of current portion
Finance leases	$406	$400
Operating leases	377	-
	$783	$400

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at September 30, 2019 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
Remainder of 2019	48	190	238
2020	192	548	740
2021	192	268	460
2022	165	82	247
2023	48	-	48
Undiscounted lease payments	645	1,088	1,733
Amount representing interest	(93)	(90)	(183)
Discounted lease liabilities (unaudited)	552	998	1,550

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Additional disclosures of lease data are set forth below:

	(in thousands)
	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(unaudited)	(unaudited)
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$47	$167
Interest on lease liabilities	11	37
	58	204
Operating lease costs:	190	540
Short-term lease costs:	20	56
Total lease cost	$268	$800

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$11	$37
Operating cash flows from operating leases	195	546
Financing cash flows from finance leases	45	170
	$251	$753

September 30, 2019
(unaudited)
Weighted-average remaining lease term - finance leases (months)	43
Weighted-average remaining lease term - operating leases (months)	23

Weighted-average discount rate - finance leases	9.9%
Weighted-average discount rate - operating leases	9.3%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE O – EQUITY

In June 2019, 5,000,000 restricted shares of common stock, valued at $100,000, under the 2019 Stock Plan were granted and issued to an officer of the Company as stock-based compensation. 1,000,000 shares vested immediately with the remainder vesting 25% per year over the ensuing four-year period. The grant was valued at the fair value, using market price, of the stock at the grant date, and the Company recognized $25,000 in compensation expense related to such grant in the nine months ended September 30, 2019.

NOTE P – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $344,000 and $328,000 for the nine-month periods ended September 30, 2019 and 2018, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal is paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $123,000 were outstanding at September 30, 2019 and paid on October 1, 2019. The entire outstanding balance of the MedTech Notes is included as current liabilities.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $63,000 and $85,000 were billed by the firm for the three-month periods ended September 30, 2019 and 2018, respectively, and fees of approximately $218,000 and $255,000 were billed by the firm for the nine-month periods ended September 30, 2019 and 2018, respectively, at which times no amounts were outstanding.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

Results of Operations – For the Three Months Ended September 30, 2019 and 2018

Revenues

Total revenue for the three months ended September 30, 2019 and 2018 was $18,727,000 and $18,788,000, respectively, representing a decrease of $61,000, or less than 1% year-over-year. On a segment basis, revenue in the IT segment increased $483,000, while professional sales service and equipment segment revenue decreased $518,000 and $26,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2019 was $11,485,000 compared to $11,002,000 for the three months ended September 30, 2018, an increase of $483,000, or 4%, of which $419,000 resulted from an increase in the operations of the healthcare IT VAR business and $64,000 resulted from higher NetWolves revenue. Our monthly recurring revenue in the managed network services operations continues to grow as we add new customers and expand our services to existing customers. At the same time, the backlog of orders in our healthcare IT operations decreased to $13.2 million at September 30, 2019 from $14.8 million at September 30, 2018, due to revenues exceeding order bookings and higher order cancellations. We define backlog as the total value of the undelivered products and services in current contracts that will be delivered in future periods.

Commission revenues in the professional sales service segment were $6,336,000 in the third quarter of 2019, a decrease of 8%, as compared to $6,854,000 in the same quarter of 2018. The decrease in commission revenues was due primarily to a decrease in the volume of underlying equipment delivered by GEHC during the period. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2019, $17,069,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,376,000 was long-term. At September 30, 2018, $16,011,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,518,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked and a decrease in deliveries by GEHC. We anticipate that revenue will increase in the fourth quarter of 2019 as deliveries increase.

Revenue in the equipment segment decreased by $26,000, or 3%, to $906,000 for the three-month period ended September 30, 2019 from $932,000 for the same period of the prior year. The decrease was principally due to lower sales of EECP® equipment.

Gross Profit

Gross profit for the three months ended September 30, 2019 and 2018 was $10,841,000, or 58% of revenue, and $10,451,000, or 56% of revenue, respectively, representing an increase of $390,000, or 4% year-over-year. On a segment basis, gross profit in the IT segment increased $632,000, or 14%, while gross profit in the professional sales service and equipment segments decreased $193,000, or 4%, and $49,000, or 8%, respectively.

IT segment gross profit for the three months ended September 30, 2019 was $5,071,000, or 44% of the segment revenue, compared to $4,439,000, or 42% of the segment revenue for the three months ended September 30, 2018. The year-over-year increase of $632,000, or 14%, was primarily a result of higher margin product sales mix of network and managed services and higher sales volume in the IT VAR business.

Professional sales service segment gross profit was $5,196,000, or 82% of segment revenue, for the three months ended September 30, 2019 as compared to $5,389,000, or 79% of the segment revenue, for the three months ended September 30, 2018, reflecting a decrease of $193,000. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the third quarter of 2019 than in the same period last year. Cost of commissions in the professional sales service segment of $1,140,000 and $1,465,000, for the three months ended September 30, 2019 and 2018, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $574,000, or 63% of segment revenues, for the third quarter of 2019 compared to $623,000, or 67% of segment revenues, for the same quarter of 2018. The $49,000, or 8%, decrease in gross profit was due to lower sales volume, as well as a gross profit margin decrease due mainly to a higher proportion of lower margin products in the sales mix in the third quarter of 2019, compared to the third quarter of 2018.

Operating Income (loss)

Operating income (loss) for the three months ended September 30, 2019 and 2018 was $805,000 and $(241,000), respectively, representing an improvement of $1,046,000, due to the increase in gross profit and decrease in operating costs (below). On a segment basis, operating income in the IT and professional sales service segments increased $1,051,000 and $15,000, respectively and, while operating loss in the equipment segment increased $101,000. In addition, corporate expenses decreased $81,000.

Operating income in the IT segment increased to $269,000 for the three-month period ended September 30, 2019 as compared to operating loss of $(782,000) in the same period of 2018 due to higher gross profit and lower selling, general, and administrative (“SG&A”) costs, partially offset by higher research and development (“R&D”) costs. Operating income in the professional sales service segment increased $15,000 in the three-month period ended September 30, 2019 as compared to operating income in the same period of 2018, due to lower SG&A costs partially offset by lower gross profit. The increase in equipment segment operating loss of $101,000 in the third quarter of 2019 was due to lower gross profit and higher SG&A costs, partially offset by lower R&D costs.

SG&A costs for the three months ended September 30, 2019 and 2018 were $9,840,000 and $10,462,000, respectively, representing a decrease of $622,000, or 6% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $422,000 in the third quarter of 2019 from the same quarter of the prior year due to reduced personnel costs. SG&A costs in the professional sales service segment decreased $209,000 due mainly to lower personnel-related costs, and SG&A costs in the equipment segment increased $90,000 due mainly to higher legal costs associated with the successful conclusion of a lawsuit partially offset by lower personnel costs. Corporate costs not allocated to segments decreased by $81,000 in the three months ended September 30, 2019 from the same period in 2018, due primarily to lower director and legal fees and lower investor relations costs.

Research and development (“R&D”) expenses were $196,000, or 1% of revenues, for the third quarter of 2019, a decrease of $34,000, or 15%, from $230,000, or 1% of revenues, for the third quarter of 2018. The decrease is primarily attributable to lower product development expenses in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Net income (loss)	$562	$(377)
Interest expense (income), net	268	169
Income tax expense	11	14
Depreciation and amortization	679	626
Share-based compensation	25	44
Adjusted EBITDA	$1,545	$476

Adjusted EBITDA increased by $1,069,000, to $1,545,000 in the quarter ended September 30, 2019 from $476,000 in the quarter ended September 30, 2018. The increase was primarily attributable to the change from net loss to net income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2019 was $(232,000) as compared to $(122,000) for the corresponding period of 2018. The increase in interest and other income (expense) was due primarily to higher interest expense due to increased borrowings under the line of credit.

Income Tax Expense

For the three months ended September 30, 2019, we recorded income tax expense of $11,000 as compared to $14,000 for the corresponding period of 2018. The decrease arose mainly from lower state taxes.

Net Income (loss)

Net income for the three months ended September 30, 2019 was $562,000 as compared to a net loss of $377,000 for the three months ended September 30, 2018, representing an improvement of $939,000. No net income (loss) per share was recorded in each of the three-month periods ended September 30, 2019 and 2018. The principal cause of the change from net loss to net income is the increase in IT segment revenue and gross profit, and the reduction in IT segment SG&A costs.

Results of Operations – For the Nine months Ended September 30, 2019 and 2018

Revenues

Total revenue for the nine months ended September 30, 2019 and 2018 was $51,794,000 and $54,741,000, respectively, representing a decrease of $2,947,000, or 5% year-over-year. On a segment basis, revenue in the IT segment increased $1,099,000, while revenue in the professional sales service and equipment segments decreased $3,986,000 and $60,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2019 was $34,217,000 compared to $33,118,000 for the nine months ended September 30, 2018, an increase of $1,099,000, or 3%, a result of $1,295,000 growth in the healthcare IT VAR business offset by a $196,000 revenue decrease in our NetWolves operation.

Commission revenues in the professional sales service segment were $14,882,000 in the first nine months of 2019, a decrease of 21%, as compared to $18,868,000 in the first nine months of 2018. The decrease in commission revenues was due primarily to a decrease in the volume of underlying equipment delivered by GEHC during the period. We expect deliveries and revenue to improve through the remainder of 2019. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in the equipment segment decreased by $60,000, or 2%, to $2,695,000 for the nine-month period ended September 30, 2019 from $2,755,000 for the same period of the prior year. The decrease was principally due to a decrease in EECP® revenues as a result of lower sales volume.

Gross Profit

Gross profit for the nine months ended September 30, 2019 and 2018 was $28,139,000, or 54% of revenue, and $30,507,000, or 56% of revenue, respectively, representing a decrease of $2,368,000, or 8% year-over-year. On a segment basis, gross profit in the IT segments increased $599,000, while gross profit in the professional sales service and equipment segments decreased $2,863,000 and $104,000, respectively.

IT segment gross profit for the nine months ended September 30, 2019 was $14,426,000, or 42% of the segment revenue, compared to $13,827,000, or 42% of the segment revenue for the nine months ended September 30, 2018, with increases of $497,000 and $102,000 from the IT VAR and NetWolves businesses, respectively, as a result of higher sales.

Professional sales service segment gross profit was $12,102,000, or 81% of segment revenue, for the nine months ended September 30, 2019 as compared to $14,965,000, or 79% of the segment revenue, for the nine months ended September 30, 2018, reflecting a decrease of $2,863,000, or 19%. The decrease in absolute dollars was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the first nine months of 2019 than in the same period last year, offset by lower commission expense in the first nine months of 2019 compared to the same period of 2018.

Cost of commissions in the professional sales service segment of $2,780,000 and $3,903,000, for the nine months ended September 30, 2019 and 2018, respectively, reflected commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,611,000, or 60% of segment revenues, for the first nine months of 2019 compared to $1,715,000, or 62% of segment revenues, for the same period of 2018, due to lower sales volume and lower margin product mix in the first nine months of 2019, compared to the same period of 2018.

Operating Loss

Operating loss for the nine months ended September 30, 2019 and 2018 was $2,369,000 and $2,620,000, respectively, representing an improvement of $251,000, primarily due to lower operating costs partially offset by lower gross profit. On a segment basis, operating loss decreased $1,758,000 in the IT segment and increased $62,000 in the equipment segment. Operating income in the professional sales service segment decreased $1,610,000 from $1,123,000 in the nine months ended September 30, 2018 to an operating loss $487,000 in the same period of 2019. In addition, corporate expenses decreased $165,000.

Operating loss in the IT segment decreased in the nine-month period ended September 30, 2019 as compared to the same period of 2018 due to higher gross profit and lower SG&A costs, partially offset by higher research and development costs. Operating income in the professional sales service segment decreased in the nine-month period ended September 30, 2019 as compared to the same period of 2018 due to lower gross profit, partially offset by lower SG&A costs. Operating loss in the equipment segment increased in the nine-month period ended September 30, 2019 as compared to the same period of 2018 due to lower gross profit and higher SG&A costs, partially offset by lower R&D costs.

SG&A costs for the nine months ended September 30, 2019 and 2018 were $29,884,000 and $32,459,000, respectively, representing a decrease of $2,575,000, or 8% year-over-year. On a segment basis, SG&A costs for the nine months ended September 30, 2019 decreased in the IT segment by $1,195,000 to $14,485,000, from $15,680,000 for the corresponding period of the prior year, due primarily to decreased personnel costs, and decreased in the professional sales service segment by $1,254,000 to $12,588,000, from $13,842,000 for the corresponding period of the prior year, due to lower personnel-related costs. SG&A costs in the equipment segment for the nine months ended September 30, 2019 increased $39,000 to $2,043,000, from $2,005,000 for the corresponding period of the prior year, due primarily to higher legal costs, partially offset by lower personnel costs. Corporate costs not allocated to segments decreased in the same period by $165,000 to $767,000 from $932,000, due primarily to lower director and legal fees and lower investor relations costs.

Research and development (“R&D”) expenses were $624,000, or 1% of revenues, for the first nine months of 2019, a decrease of $44,000, or 7%, from $668,000, or 1% of revenues, for the first nine months of 2018. The decrease is primarily attributable to lower product development expenses in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Net loss	$(3,037)	$(2,895)
Interest expense (income), net	711	507
Income tax expense	49	71
Depreciation and amortization	2,024	1,828
Share-based compensation	123	266
Adjusted EBITDA	$(130)	$(223)

Adjusted EBITDA improved by $93,000, to $(130,000) in the nine months ended September 30, 2019 from $(223,000) in the nine months ended September 30, 2018. The improvement was primarily attributable to higher interest and depreciation and amortization charges, partially offset by the higher net loss and lower share-based compensation.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2019 was $(619,000) as compared to $(204,000) for the corresponding period of 2018. The increase was due primarily to the $212,000 gain on sale of VSK in the corresponding period of the prior year, and by higher interest expense due to increased borrowings under our credit line.

Income Tax Expense

For the nine months ended September 30, 2019, we recorded income tax expense of $49,000 as compared to income tax expense of $71,000 for the corresponding period of 2018. The decrease arose mainly from lower state and foreign taxes.

Net Loss

Net loss for the nine months ended September 30, 2019 was $3,037,000 compared to net loss of $2,895,000 for the nine months ended September 30, 2018, representing an increase in net loss of $142,000. Our net loss per share was $0.02 in the nine-month periods ended September 30, 2019 and 2018. The principal causes of the increase in net loss is the decrease in operating income in the professional sales service segment and the gain on sale of investment in VSK, partially offset by the decrease in operating loss in the IT segment.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital and drawdown on our lines of credit. At September 30, 2019, we had cash and cash equivalents of $1,343,000 and negative working capital of $19,489,000, compared to cash and cash equivalents of $2,668,000 and negative working capital of $16,179,000 at December 31, 2018. $8,672,000 in negative working capital at September 30, 2019 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities was $2,050,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $633,000 and cash used by operating assets and liabilities of $1,417,000, during the nine months ended September 30, 2019, compared to cash used in operating activities of $1,532,000 for the same period in 2018. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,774,000, offset by decreases in accounts payable, accrued commissions, and accrued expenses of $1,363,000, $1,539,000, and $1,022,000, respectively.

Cash used in investing activities during the nine-month period ended September 30, 2019 was $867,000 for the purchase of equipment and software.

Cash provided by financing activities during the nine-month period ended September 30, 2019 was $1,547,000 primarily as a result of $1,730,000 in net borrowings on revolving lines of credit and notes payable, partially offset by $181,000 in net repayments of notes and finance leases issued for equipment purchases.

Liquidity

We have incurred net losses from operations for the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017. We maintain lines of credit from a lending institution which will require further extensions after their current December 18, 2019 maturity date, as will notes payable which mature within the next twelve months. Our ability to continue operating as a going concern is dependent upon achieving profitability, extending the maturity date of our existing lines of credit and notes payable, or through additional debt or equity financing. Achieving profitability is largely dependent on our ability to reduce operating costs and to maintain or increase our current revenue. While we believe we will continue to maintain or increase our gross revenue and are substantially reducing operating costs, and while historically we have received extensions of the maturity dates of our lines of credit, failure to achieve these objectives could cast doubt on our ability to continue as a going concern.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2019