Form 10-K
period 2019-12-31
VASO Corp
filed 2020-04-14
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18105

VASO CORPORATION
(Exact name of registrant as specified in Its Charter)

Delaware	11-2871434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Registrant’s telephone number, including area code: (516) 997-4600

Securities registered under Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates was approximately $3.0 million based on the closing sales price of the common stock as quoted on the OTC PK on June 28, 2019.

At April 9, 2020, the number of shares outstanding of the issuer's common stock was 174,436,289.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

EXHIBITS

Exhibit 31  Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32  Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1 – BUSINESS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreements; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”), to address certain issues facing the healthcare IT industry. It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (national channel partner of GEHC Digital).
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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.

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

Historical Background

Vaso Corporation was incorporated in Delaware in July 1987. For most of its history, the Company primarily was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsation, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business, and continues to use the original name VasoMedical for its proprietary medical device subsidiary.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GE diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2022, subject to earlier termination under certain conditions.

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

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device. In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and closed LET in 2018.

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

Management

The Company currently bases its headquarters in Plainview, Long Island, NY pursuant to a lease which expires in September, 2022. We also maintain an office in Manhattan, NY until May 31, 2020. Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer (“CEO”), Co-Chief Financial Officer and Secretary, Chief Operating Officer (“COO”), and Co-Chief Financial Officer and Treasurer.

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

In the professional sales services segment, we sell GEHC diagnostic imaging products to our assigned market through a nationwide team of approximately 65 sales employees led by an executive team and nine regional managers who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic and other support staff, as well as applicable GEHC employees.

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

Through our China-based subsidiaries, we own twenty-eight invention and utility patents in China that expire at various times through 2032, as well as fifteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

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

Employees

As of December 31, 2019, we employed 294 full-time persons, of which 15 are employed through our facility in Plainview, New York, 84 through VasoHealthcare, 10 through VasoHealthcare IT, 123 through our Netwolves operations, and 62 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts medical device manufacturing activities primarily through its Biox facilities in China, while maintaining certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems. The Biox facilities manufacture EECP® systems, ambulatory monitoring devices and other medical devices.

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

Subsequent Event

In April 2020, the Company extended the maturity dates of its lines of credit and MedTech Notes to April 30, 2021 and made principal payments aggregating $1.2 million on its lines of credit and $1.2 million on its MedTech Notes. The interest rate on the MedTech Notes was also reduced from 10% to 6% per annum. In addition, in March 2020 and April 2020 the maturity dates of $930 thousand in other related party notes was extended six months and the interest rate was reduced from 10% to 8% per annum.

ITEM 1A - RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report on Form 10K. The risks and uncertainties described below are those we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuation in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of economic or business conditions, including the current COVID-19 pandemic. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial position.

Financial Risks

Achieving profitable operations is dependent on several factors

We achieved profitability in the year ended December 31, 2019; however, we incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution. Due to the impending maturity of such lines at the time of our previous quarterly filing on Form 10Q, we reported at that time that substantial doubt remained about our ability to continue as a going concern. In April 2020, we resolved the conditions that raised such substantial doubt by extending the maturity date of these lines of credit and another substantial debt to April 30, 2021. Our ability to sustain profitability is dependent on many factors, primarily being the sufficient and timely generation of cash and recognition of revenue in our professional sales services segment, attaining profitability in our IT segment, the success of our marketing, sales and cost reduction efforts in the equipment segment, as well as the success of our other strategic initiatives.

Risks Related to Our Business

We currently derive a significant amount of our revenue and segment operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC. Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015. In December 2014, the agreement was extended again through December 31, 2018. In December 2017, the agreement was further extended through December 31, 2022, including GEHC's right to terminate without cause with certain conditions.

A significant amount of our revenue and operating income arise from activities under this agreement. Moreover, our growth depends partially on the territories, customer segments and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and on maintaining a positive relationship with GEHC. There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions or will be extended beyond the current expiry. Should GEHC terminate the agreement, it would have a material adverse effect on our financial condition and results of operations.

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

Our growth depends in part on the growth of the IT and healthcare markets which we serve. In our professional sales services segment, our quarterly sales and profits depend significantly on the volume and timing of delivery of the underlying equipment of the orders we booked during the quarter, and the delivery of such products is difficult to forecast since it is largely dependent on GEHC. Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product cycles and economic downturns that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

●
actual or anticipated fluctuations in our operating results;
●
overall market fluctuations and domestic and worldwide economic conditions;
●
medical reimbursement;
●
announcements of technological innovations, new products or pricing by our competitors;
●
the timing of patent and regulatory approvals;
●
the timing and extent of technological advancements;
●
the sales of our common stock by affiliates or other shareholders with large holdings; and
●
other factors described in the “Risk Factors” and elsewhere in this Report.

Our future operating results may fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price of our stock and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $71,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in May 2020 with an annual rental of approximately $177,000. VHC-IT leases a 3,500 square foot facility in Nashville, Tennessee on a month-to-month basis with an annual cost of $49,000. The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville. We believe that our current facilities are adequate for foreseeable current and future needs.

We also lease approximately 1,500 square feet of office space in New York City under a lease that expires on May 31, 2020. The annual base rent for this lease is approximately $60,000. We currently do not intend to renew this lease.

We lease our engineering and production facilities in China. Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2020, September 2020, and December 2020 at an aggregate annual cost of approximately $58,000. Wuxi leases are renewable upon expiration.

PART II

ITEM 5 –  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market under the symbol VASO. The number of record holders of common stock as of April 13, 2020, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2019		Year ended December 31, 2018
	High	Low	High	Low
First quarter	$0.04	$0.03	$0.07	$0.05
Second quarter	$0.03	$0.02	$0.06	$0.04
Third quarter	$0.02	$0.02	$0.05	$0.03
Fourth quarter	$0.03	$0.01	$0.05	$0.02

The last bid price of the Company's common stock on April 9, 2020, was $0.02 per share.

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

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic;the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreements; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”), to address certain issues facing the healthcare IT industry. It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (national channel partner of GEHC Digital).
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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.

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
●
EECP®therapy systems, used for non-invasive, outpatient treatment of ischemic heart disease.

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
●
Continue to seek accretive partnership opportunities.

Results of Operations – For the Years Ended December 31, 2019 and 2018

Total revenues increased by $1,766,000, or 2.4%, to $75,746,000 in the year ended December 31, 2019, from $73,980,000 in the year ended December 31, 2018. We reported net income of $39,000 for the year ended December 31, 2019 as compared to a net loss of $3,734,000 for the year ended December 31, 2018, an improvement of $3,773,000. The change to net income was primarily due to higher gross profit and lower operating expenses. Our net income (loss) was $0.00 and $(0.02) per basic and diluted common share for the years ended December 31, 2019 and 2018, respectively.

Revenues

Revenue in the IT segment was $45,736,000 for the year ended December 31, 2019 as compared to $44,228,000 for the prior year, an increase of $1,508,000, or 3.4%, of which $1,568,000 was attributable to growth in VHC-IT revenues, offset by a $60,000 decrease in NetWolves revenues.

Commission revenues in the professional sales service segment increased by $697,000, or 2.7%, to $26,208,000 in the year ended December 31, 2019, as compared to $25,511,000 in the year ended December 31, 2018. The increase was primarily due to the achievement of certain performance incentives and by a higher blended commission rate for equipment delivered in 2019, offset by lower volume of GEHC equipment delivered in 2019. As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2019, the Company recorded on its consolidated balance sheet for this segment deferred commission revenue of $18,565,000, of which $6,645,000 is long-term, an increase of $1,467,000 or 9%, compared to $17,098,000 of deferred commission revenue at December 31, 2018, of which $7,200,000 was long-term. The increase in deferred revenue is due principally to higher total orders booked during the year, partially offset by the decrease in equipment deliveries over the same period.

Revenue in our equipment segment decreased 10.4% to $3,802,000 for the year ended December 31, 2019 from $4,241,000 for the year ended December 31, 2018, as a result of a decrease in equipment sales of $373,000, or 11.8%, to $2,778,000 for the year ended December 31, 2019, as compared to $3,151,000 for the year ended December 31, 2018, and a decrease in equipment rentals and services revenue of $66,000, or 6.1%, to $1,024,000 in the year ended December 31, 2019 from $1,090,000 in the year ended December 31, 2018. The decrease in equipment sales is due primarily to decreased EECP® equipment sales. The decrease in revenue generated from equipment rentals and services is due primarily to lower recognition of service contract revenues. As of December 31, 2019, the Company recorded on its consolidated balance sheet for this segment $778,000 of deferred revenue, of which $354,000 is long-term, compared to $988,000 of deferred revenue at December 31, 2018, of which $503,000 was long-term, a decrease of $210,000 or 21.3%. The decrease in deferred revenue is due principally to a fewer service contracts sold during the year.

Gross Profit

The Company recorded gross profit of $42,663,000, or 56% of revenue, for the year ended December 31, 2019, compared to $41,124,000, or 56% of revenue, for the year ended December 31, 2018. The increase of $1,539,000, or 3.7%, was due primarily to a $1,122,000 increase in the professional sales service segment mainly as a result of higher incentive payments, and by a $642,000 increase in the IT segment resulting primarily from higher revenues, offset by a monthly $225,000 decrease in the equipment segment.

IT segment gross profit increased to $19,021,000, or 42% of segment revenues, for the year ended December 31, 2019 as compared to $18,379,000, or 42% of segment revenues, in the prior year, an increase of $642,000, of which $606,000 was attributable to VHC-IT and $36,000 was attributable to NetWolves, both increases resulting mainly from increased revenues.

Professional sales service segment gross profit was $21,287,000, or 81% of the segment revenues, for the year ended December 31, 2019, an increase of $1,122,000, or 5.6%, from segment gross profit of $20,165,000, or 79% of the segment revenue, for the year ended December 31, 2018. The increase in gross profit was due primarily to the achievement of performance incentives and by higher blended commission rates on the equipment delivered during the year, offset by a decrease in equipment delivery volume. Cost of commissions decreased by $425,000, or 7.9%, to $4,921,000 for the year ended December 31, 2019, as compared to cost of commissions of $5,346,000 in 2018. The decrease is due primarily to an improved commission cost structure. Cost of commissions reflects commission expense associated with certain recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased to $2,355,000, or 62% of equipment segment revenues, for the year ended December 31, 2019 compared to $2,580,000, or 61% of equipment segment revenues, for the year ended December 31, 2018, due to lower sales volume and lower average selling prices. Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of servicing EECP® systems, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income (Loss)

Operating income was $1,012,000 for the year ended December 31, 2019 compared to operating loss of $3,724,000 for the year ended December 31, 2018, an improvement of $4,736,000. The improvement was primarily attributable to the decrease in operating loss in the IT segment from $3,748,000 in the year ended December 31, 2018 to $749,000 in the year ended December 31, 2019, due to higher gross profit at VHC-IT and lower operating expenses at both NetWolves and VHC-IT. It is also attributable to an increase in operating income in the professional sales service segment from $1,958,000 for the year ended December 31, 2018 to $3,626,000 for the year ended December 31, 2019 due to higher gross profit and reduced operating expenses. Equipment segment operating loss increased to $855,000 for the year ended December 31, 2019 from $812,000 for the prior year, an increase of $43,000, due to lower gross profit, partially offset by lower operating expenses.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2019 and 2018 were $40,838,000, or 54% of revenues, and $43,962,000, or 59% of revenues, respectively, reflecting a decrease of $3,124,000 or 7%. The decrease in SG&A expenditures in the year ended December 31, 2019 resulted primarily from a $2,401,000 decrease in the IT segment due to lower personnel, marketing and travel costs, a $547,000 decrease in the professional sales service segment attributable mainly to lower sales personnel-related cost, and a $66,000 decrease in the equipment segment, and by a $110,000 decrease in corporate expenses.

Research and development (R&D) expenses of $813,000, or 1% of revenues, for the year ended December 31, 2019 decreased by $73,000, or 8%, from $886,000, or 1% of revenues, for the year ended December 31, 2018. The decrease is primarily attributable to lower new product development costs in our China operations.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2019	2018

Net income (loss)	$39	$(3,734)
Interest expense (income), net	962	727
Income tax expense (benefit)	111	(385)
Depreciation and amortization	2,681	2,522
Share-based compensation	141	313
Adjusted EBITDA	$3,934	$(557)

Adjusted EBITDA increased by $4,491,000, to $3,934,000 in the year ended December 31, 2019 from $(557,000) in the year ended December 31, 2018. The increase was primarily attributable to the change from net loss to net income, to higher interest expense and depreciation and amortization costs, and from the change from income tax benefit to income tax expense, offset by lower share-based compensation as compared to the prior year.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2019 and 2018, was $(862,000) and $(395,000), respectively, an increase in net expense of $467,000. The increase was due primarily to higher interest expense on our lines of credit and other debt instruments, partially offset by the $212,000 gain on sale of our investment in the VSK joint venture in fiscal 2018.

Income Tax Expense (Benefit)

During the year ended December 31, 2019, we recorded income tax expense of $111,000, as compared to income tax benefit of $(385,000) in the year ended December 31, 2018. The Company utilized $137,000 and $0 in net operating loss carryforwards for the years ended December 31, 2019 and 2018, respectively. The change from income tax benefit in 2018 to income tax expense in 2019 arose primarily from the impact of the change in the carryforward period for 2018 net operating losses from 20 years to indefinitely on deferred tax liabilities arising from goodwill generated by the NetWolves acquisition. The Company has net operating loss carryforwards of approximately $45 million at December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2019

We have financed our operations and investment activities primarily from working capital and additional borrowings. At December 31, 2019, we had cash and cash equivalents of $2,124,000 and negative working capital of $7,469,000. $9,560,000 in negative working capital at December 31, 2019 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows. At March 31, 2020 the Company’s cash and cash equivalents were approximately $7.2 million.

Cash used by operating activities was $1,333,000 during the year ended December 31, 2019, which consisted of net income after non-cash adjustments of $3,434,000 and cash used by changes in operating assets and liabilities of $4,767,000. The changes in the account balances primarily reflect increases in accounts and other receivables and prepaid expenses of $5,301,000 and $450,000, respectively, partially offset by an increase in deferred revenue of $1,258,000.

Cash used in investing activities during the year ended December 31, 2019 was $1,183 in net purchases of equipment and software.

Cash provided by financing activities during the year ended December 31, 2019 was $1,909,000, primarily attributable to $1,550,000 in additional borrowings on our lines of credit and $730,000 in additional net proceeds from notes payable, partially offset by $367,000 in note and finance lease payments.

Liquidity

We achieved profitability in the year ended December 31, 2019; however, we incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution. Due to the impending maturity of such lines at the time of our previous quarterly filing on Form 10Q, we reported at that time that substantial doubt remained about our ability to continue as a going concern. In April 2020, we resolved the conditions that raised such substantial doubt by extending the maturity date of these lines of credit and another substantial debt to April 30, 2021. Our ability to sustain profitability is dependent on many factors, primarily being the sufficient and timely generation of cash and recognition of revenue in our professional sales services segment, attaining profitability in our IT segment, the success of our marketing, sales and cost reduction efforts in the equipment segment, as well as the success of our other strategic initiatives.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Inventories

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

We also comply with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

The Company held its annual meeting of stockholders on December 10, 2019. At the meeting, the Company’s shareholders voted to approve the following proposals:

(1)
The election of one director in Class II – Behnam Movaseghi - to hold office until the 2022 Annual Meeting of Stockholders; and,
(2)
The appointment of Malone Bailey LLP as our independent registered public accountants for the year ending December 31, 2019.

The following table presents the voting results on these proposals:

Approved Proposals	Shareholder votes cast
	For	Withheld	Against	Abstain
Election of Director
Behnam Movaseghi	95,050,741	6,584,813	-	-

Appointment of public accountants	127,764,510	-	11,026,834	254,888

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of April 13, 2020, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	64	Chairman of the Board and Director	June, 2015
David Lieberman	75	Vice Chairman of the Board and Director	February, 2011
Jun Ma	56	President, Chief Executive Officer and Director	June, 2007
Jane Moen	40	Director	March, 2020
Behnam Movaseghi (1) (2)	66	Director	July, 2007
Edgar Rios (1)	67	Director	February, 2011

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

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for more than 45 years, specializing in corporation and securities law. He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company and its subsidiaries. Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which was sold in March, 2011.

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

Jane Moen has been a director since March 2020. Ms. Moen has been President of the Company’s wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare since June 2018 following a remarkable career track record at VasoHealthcare, starting as an Account Manager at the inception of VasoHealthcare in April 2010 and being promoted to Regional Manager in January 2012, Director of Product Business Lines in July 2012 and Vice President of Sales in April 2016. Jane Moen has been in the medical sales industry for over 17 years, having had prior experience with Ledford Medical Sales, Vital Signs, Inc., Pfizer Inc. and Ecolab, Inc.

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the year ended December 31, 2019, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans. During the year ended December 31, 2019, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2019 there were:

●
4 meetings of the Board of Directors
●
5 meetings of the Audit Committee
●
3 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2019 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of April 13, 2020 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	56	President, Chief Executive Officer
Peter C. Castle	51	Chief Operating Officer
Michael J. Beecher	75	Co-Chief Financial Officer and Secretary
Jonathan P. Newton	59	Co-Chief Financial Officer and Treasurer

Peter Castle was a director from August 2010 to December 2019 and was appointed the Chief Operating Officer of the Company after the NetWolves acquisition in June 2015. Prior to the acquisition, Mr. Castle was the President and Chief Executive Officer of NetWolves Network Services, LLC, where he has been employed since 1998. At NetWolves, Mr. Castle also held the position of Chief Financial Officer from 2001 until October 2009, Vice President of Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary from August 1999.

Michael J. Beecher, CPA, was Chief Financial Officer of the Company from September 2011 and Co-Chief Financial Officer since December 10, 2019. Prior to joining Vasomedical in 2011, Mr. Beecher was Chief Financial Officer of Direct Insite Corp., a publicly held company, from December 2003 to September 2011.  Prior to his position at Direct Insite, Mr. Beecher was Chief Financial Officer and Treasurer of FiberCore, Inc., a publicly held company in the fiber-optics industry. From 1989 to 1995 he was Vice-President Administration and Finance at the University of Bridgeport. Mr. Beecher began his career in public accounting with Haskins & Sells, an international public accounting firm. He is a graduate of the University of Connecticut, a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Jonathan P. Newton served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, Vice President of Finance and Treasurer until December 10, 2019, and is currently Co-Chief Financial Officer and Treasurer.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical’s Director of Budgets and Analysis from August 2001 to June 2006. Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2019	447,917	-	100,000	-	-	-	33,767	581,684
Chief Executive Officer	2018	375,000						32,476	407,476
Peter C. Castle	2019	350,000						15,308	365,308
Chief Operating Officer	2018	350,000						24,472	374,472
Jane Moen	2019	275,000	165,000					7,114	447,114
President of VasoHealthcare	2018	254,167	13,500	25,000				7,891	300,558
Michael J. Beecher	2019	167,500						5,218	172,718
Co-Chief Financial Officer and Secretary	2018	215,000						10,288	225,288
Jonathan P. Newton	2019	175,000		15,000				7,084	197,084
Co-Chief Financal Officer and Treasurer	2018	175,000						11,585	186,585

(1)
Represents fair value on the date of grant. See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2019 for a discussion of the relevant assumptions used in calculating grant date fair value.
(2)
Represents tax gross-ups, lodging and vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2019:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD						4,000,000	120,000	-	-

Jonathan P. Newton						500,000	15,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	1,000,000	6/1/2020
	1,000,000	6/1/2021
	1,000,000	6/1/2022
	1,000,000	6/1/2023

Jonathan P. Newton	100,000	1/1/2020
	100,000	1/1/2021
	100,000	1/1/2022
	100,000	1/1/2023
	100,000	1/1/2024

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

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vasomedical Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vasomedical Plan. In the years ended December 31, 2019 and 2018 the Company made discretionary contributions of approximately $118,000 and $96,000, respectively, to match a percentage of employee contributions.

Director's Compensation

Non-employee directors receive a fee of $2,500 for each Board of Directors and Committee meeting attended. Committee chairs receive an annual fee of $5,000. Non-employee directors also receive an annual fee of $30,000. These fees have been paid in cash.

Director Compensation
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	40,000	-	-	-	-	21,486	61,486
Joshua Markowitz	50,000	-	-	-	-	-	50,000
Behnam Movaseghi	57,500	-	-	-	-	-	57,500
Edgar Rios	57,500	-	-	-	-	-	57,500

(1)  Represents health benefit premiums.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of April 13, 2020 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	32.15%
Jun Ma, PhD **	10,298,146	5.90%
Peter Castle **	3,125,000	1.79%
Edgar Rios **	1,625,000	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Jane Moen**	1,271,754	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*

** Directors and executive officers as a group
(9 persons)	77,712,222	44.55%

*Less than 1% of the Company's common stock

(1)
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.

(2)
Applicable percentage are based on 174,436,289 shares of common stock outstanding as of April 13, 2020, adjusted as required by rules promulgated by the SEC.

(3)
Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, he has voting power and dispositive power over 55,738,318 shares of our common stock in his capacity as executor of the estate of Simon Srybnik (the “Estate”), comprised of the following: 25,714,286 shares of common stock owned by Kerns Manufacturing, of which the Estate is the majority shareholder;17,815,007 shares of common stock owned by Living Data Technology Corp, of which the Estate is the majority shareholder; and 12,209,025 shares of common stock owned by the Estate.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	1,020,208	$0.00	11,692,020

Total	1,020,208		11,692,020

(1)
Includes 686,875 and 333,333 shares of restricted common stock granted, but unissued, under the 2013 Plan and 2016 Plan, respectively. The exercise price for the stock grants is zero. 15,059 shares, 476,961 shares, 1,700,000 shares, and 9,500,000 shares remain available for future grants under the 2010 Plan, 2013 Plan, 2016 Plan, and 2019 Plan, respectively.

See Note O to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of the Company’s officers, Peter Castle, was the Chief Executive Officer and President of NetWolves Network Services, LLC, which we acquired in May 2015. One of the Company’s directors, David Lieberman, was a director of NetWolves Network Services, LLC. Of the $18,000,000 purchase price paid for the acquisition, $14,200,000 was from the Company’s cash on hand and the remaining $3,800,000 was raised from the sale of a Subordinated Secured Note to MedTechnology Investments, LLC (“MedTech”).

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

The Notes bear interest at an annual rate of 10%, mature on May 29, 2020, may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets. As set forth in the following table, three directors and an officer of the Company provided funds in excess of $120,000 through Medtech during 2015. No principal payments have been made for the year ended December 31, 2019 and interest payments made during the year ended December 31, 2019, and payable at December 31, 2019, to these four parties are as indicated in the table below:

	Principal	Interest	Interest
	Outstanding	Paid	Payable
Peter C. Castle	$750,000	$53,771	$19,167
David Lieberman	$700,000	$50,186	$17,889
Jun Ma, PhD	$300,000	$21,508	$7,667
Edgar Rios	$250,000	$17,924	$6,389

In 2019, the Company issued notes to a director and an officer in excess of $120,000. No principal payments have been made for the year ended December 31, 2019 and interest payments made during the year ended December 31, 2019, and payable at December 31, 2019, to these two parties are as indicated in the table below:

	Principal	Interest	Interest
	Outstanding	Paid	Payable
Edgar Rios	$300,000	$18,767	$7,562
Peter C. Castle	$250,000	$11,301	$6,301

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors. He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company. Fees of approximately $280,000 were billed by the firm for the year ended December 31, 2019 at which date no amount was outstanding.

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

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2019, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP and Marcum, LLP, as our respective current and prior independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2019 and 2018, respectively. The following table sets forth all fees for such periods:

	2019	2018
Audit fees	$202,472	$255,440
Tax fees	-	-
All other fees	-	-

Total	$202,472	$255,440

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
(b)      Specimen Certificate for Series E Convertible Preferred Stock (5)
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
2016 Stock Plan (13)
(l)
2019 Stock Plan

(21)    Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Vaso Diagnostics, Inc.	New York	100%
VasoMedical, Inc.	Delaware	100%
Vasomedical Global Corp.	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
NetWolves Network Services LLC	Florida	100%
Fast Growth Enterprises Limited	British Virgin Islands	100%
EECP Global Corporation	New York	100%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2020.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 13, 2020, by the following persons in the capacities indicated:

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

For the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey LLP

Malone Bailey LLP

We have served as the Company’s auditor since June 2019.

Houston, TX
April 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has incurred significant losses and needs to extend the maturity dates of its lines of credit and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2014 to 2019.

Melville, NY
April 15, 2019

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,124	$2,668
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,285 at December 31, 2019
and $3,994 at December 31, 2018	15,852	11,028
Receivables due from related parties	18	20
Inventories	1,941	1,983
Deferred commission expense	2,785	2,585
Prepaid expenses and other current assets	1,339	890
Total current assets	24,059	19,174

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$7,560 at December 31, 2019 and $6,370 at December 31, 2018	4,954	5,809
OPERATING LEASE RIGHT OF USE ASSETS	870	-
GOODWILL	17,271	17,309
INTANGIBLES, net	4,301	4,740
OTHER ASSETS, net	2,586	3,067
DEFERRED TAX ASSETS, net	323	375
	$54,364	$50,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,179	$6,284
Accrued commissions	2,102	2,116
Accrued expenses and other liabilities	5,344	5,655
Finance lease liabilities - current	170	188
Operating lease liabilities - current	549	-
Sales tax payable	887	1,020
Deferred revenue - current portion	12,345	10,382
Notes payable - current portion	2,700	9,116
Notes payable - related parties - current portion	1,233	582
Due to related party	19	10
Total current liabilities	31,528	35,353

LONG-TERM LIABILITIES
Notes payable, net of current portion	8,121	-
Notes payable - related parties, net of current portion	20	245
Finance lease liabilities, net of current portion	437	400
Operating lease liabilities, net of current portion	321	-
Deferred revenue, net of current portion	6,998	7,704
Deferred tax liability	124	124
Other long-term liabilities	1,026	1,037
Total long-term liabilities	17,047	9,510

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
183,744,376 and 177,417,287 shares issued at December 31, 2019 and
December 31 2018, respectively; 173,436,289 and 167,109,200 shares
outstanding at December 31, 2019 and December 31, 2018, respectively	184	178
Additional paid-in capital	63,803	63,672
Accumulated deficit	(55,885)	(55,924)
Accumulated other comprehensive loss	(313)	(315)
Treasury stock, at cost, 10,308,087 shares at December 31, 2019 and December 31, 2018	(2,000)	(2,000)
Total stockholders’ equity	5,789	5,611
	$54,364	$50,474

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year ended December 31,
	2019	2018
Revenues
Managed IT systems and services	$45,736	$44,228
Professional sales services	26,208	25,511
Equipment sales and services	3,802	4,241
Total revenues	75,746	73,980

Cost of revenues
Cost of managed IT systems and services	26,715	25,849
Cost of professional sales services	4,921	5,346
Cost of equipment sales and services	1,447	1,661
Total cost of revenues	33,083	32,856
Gross profit	42,663	41,124

Operating expenses
Selling, general and administrative	40,838	43,962
Research and development	813	886
Total operating expenses	41,651	44,848
Operating income (loss)	1,012	(3,724)

Other (expense) income
Interest and financing costs	(993)	(750)
Interest and other income, net	131	143
Gain on sale of investment in VSK	-	212
Total other (expense) income, net	(862)	(395)

Income (loss) before income taxes	150	(4,119)
Income tax (expense) benefit	(111)	385
Net income (loss)	39	(3,734)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	2	(257)
Comprehensive income (loss)	$41	$(3,991)

Earnings (loss) per common share
- basic	$0.00	$(0.02)
- diluted	$0.00	$(0.02)

Weighted average common shares outstanding
- basic	167,843	165,420
- diluted	168,090	165,420

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2018	175,742	$176	(10,308)	$(2,000)	$63,363	$(52,329)	$(58)	$9,152
Share-based compensation	1,675	2	-	-	311	-	-	313
Adoption of new accounting standard (*)	-	-	-	-	-	139	-	139
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(257)	(257)
Net loss	-	-	-	-	-	(3,734)	-	(3,734)
Balance at December 31, 2018	177,417	$178	(10,308)	$(2,000)	$63,672	$(55,924)	$(315)	$5,611

Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	6,327	6	-	-	135	-	-	141
Shares not issued for employee tax liability	-	-	-	-	(4)	-	-	(4)
Foreign currency translation gain (loss)	-	-	-	-	-	-	2	2
Net income	-	-	-	-	-	39	-	39
Balance at December 31, 2019	183,744	$184	(10,308)	$(2,000)	$63,803	$(55,885)	$(313)	$5,789

(*) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$39	$(3,734)
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation and amortization	2,681	2,522
Deferred income taxes	52	(374)
Loss from interest in joint venture	-	9
Gain on sale of investment in VSK	-	(212)
Provision for doubtful accounts and commission adjustments	507	460
Amortization of debt issue costs	14	32
Share-based compensation	141	313
Changes in operating assets and liabilities:
Accounts and other receivables	(5,301)	1,725
Due to related parties	10	-
Inventories	31	329
Deferred commission expense	(200)	1,174
Prepaid expenses and other current assets	(450)	98
Other assets, net	449	223
Accounts payable	(105)	864
Accrued commissions	(56)	(599)
Accrued expenses and other liabilities	(261)	602
Sales tax payable	(131)	239
Deferred revenue	1,258	(4,981)
Deferred tax liability	-	(97)
Other long-term liabilities	(11)	(46)
Net cash used in operating activities	(1,333)	(1,453)

Cash flows from investing activities
Purchases of equipment and software	(1,205)	(2,586)
Sale of fixed assets	22	-
Proceeds from sale of investment in VSK	-	311
Net cash used in investing activities	(1,183)	(2,275)

Cash flows from financing activities
Net borrowings on revolving lines of credit	1,550	778
Payroll taxes paid by withholding shares	(4)	(2)
Repayment of capital lease obligations	-	(156)
Repayment of notes payable and finance lease obligations	(367)	-
Proceeds from notes payable	300	21
Proceeds from notes payable - related parties	930	500
Repayment of notes payable - related parties	(500)	-
Net cash provided by financing activities	1,909	1,141
Effect of exchange rate differences on cash and cash equivalents	63	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(544)	(2,577)
Cash and cash equivalents - beginning of year	2,668	5,245
Cash and cash equivalents - end of year	$2,124	$2,668

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$784	$701
Income taxes paid	$62	$79

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,107	$-
Sale of investment in VSK	$-	$676
Equipment acquired through finance lease	$229	$529

The accompanying notes are an integral part of these consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments currently served by VasoHealthcare on behalf of GEHC. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business.

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

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed the exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2022, subject to earlier termination.

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

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owns or controls two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device. In 2017, as an effort to further reduce engineering and production cost of its EECP® products, the Company moved the operations of LET from Foshan, China to Biox in Wuxi, China, and closed LET in 2018.

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

Going concern assessment

We achieved profitability in the year ended December 31, 2019; however, we incurred net losses from operations for the years ended December 31, 2018 and 2017, and we maintain lines of credit from a lending institution. Due to the impending maturity of such lines at the time of our previous quarterly filing on Form 10Q, we reported at that time that substantial doubt remained about our ability to continue as a going concern. In April 2020, we resolved the conditions that raised such substantial doubt by extending the maturity date of these lines of credit and another substantial debt to April 30, 2021. Our ability to sustain profitability is dependent on many factors, primarily being the sufficient and timely generation of cash and recognition of revenue in our professional sales services segment, attaining profitability in our IT segment, the success of our marketing, sales and cost reduction efforts in the equipment segment, as well as the success of our other strategic initiatives.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Vaso Corporation, its wholly-owned subsidiaries, and the accounts of the companies over which we exercise control. Significant intercompany balances and transactions have been eliminated.

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
Vaso Technology

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

Impact of Adoption

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method, which provided that the cumulative effect from prior periods upon applying the new guidance was recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings, and that prior periods are not retrospectively adjusted. The Company elected to apply the modified retrospective method only to contracts that were not completed at January 1, 2018. A summary and discussion of such cumulative effect adjustment and the impact on the financial statements of adopting Topic 606 is as follows:

	(in thousands)
	Year ended December 31, 2018
	prior U.S. GAAP	Topic 606 impact	as reported
STATEMENT OF OPERATIONS
Revenues
Professional sales services	$25,511	$-	$25,511
Total revenues	73,980	-	73,980

Gross Profit	41,124	-	41,124

Operating expenses
Selling, general and administrative	44,083	(121)	43,962
Operating loss	$(3,845)	$121	$(3,724)

	(in thousands)
	As of December 31, 2018
	prior U.S. GAAP	Topic 606 impact	as reported
ASSETS
Accounts and other receivables, net	$11,028	$-	$11,028
Deferred commission expense	$2,577	$8	$2,585
Other assets, net	$2,877	$190	$3,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue - current portion	$10,382	$-	$10,382
Deferred revenue - long term	$7,704	$-	$7,704
Accumulated deficit	$(56,185)	$261	$(55,924)

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$40,193			$40,193	$40,254			$40,254
Software sales and support	5,543			5,543	3,974			3,974
Commissions		26,208		26,208		25,511		25,511
Medical equipment sales			2,778	2,778			3,151	3,151
Medical equipment service			1,024	1,024			1,090	1,090
	$45,736	$26,208	$3,802	$75,746	$44,228	$25,511	$4,241	$73,980

	Year Ended December 31, 2019				Year Ended December 31, 2018
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$40,859	$-	$595	$41,454	$39,340	$-	$658	$39,998
Revenue recognized at a point in time	4,877	26,208	3,207	34,292	4,888	25,511	3,583	33,982
	$45,736	$26,208	$3,802	$75,746	$44,228	$25,511	$4,241	$73,980

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $82 million, of which we expect to recognize revenue as follows:

	Fiscal years of revenue recognition
	2020	2021	2022	Thereafter
Unfulfilled performance obligations	$45,599	$18,259	$8,448	$9,254

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $568,000 and $344,000 at December 31, 2019 and 2018, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $18,565,000 and $17,098,000 at December 31, 2019 and 2018, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $1,270,000 and $2,315,000 at December 31, 2019 and 2018, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $778,000 and $988,000 at December 31, 2019 and 2018, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

During the year ended December 31, 2019, we recognized approximately $6.0 million of revenues that were included in our contract liability balance at the beginning of such period.

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

At December 31, 2019, our consolidated balance sheet includes approximately $4,555,000 in capitalized sales commissions to be expensed in future periods, of which $2,785,000 is recorded in deferred commission expense and $1,770,000, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. Under prior U.S. GAAP, we recognized revenue at the rate achieved at the applicable reporting date. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate will be reviewed each quarter and adjusted as necessary. The Company recognized reductions in revenue associated with revisions to variable consideration for previously completed performance obligations of $8,000 for the year ended December 31, 2019.

Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Research and Development

Research and development costs attributable to development are expensed as incurred.

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company granted 5,500,000 restricted shares of common stock valued at $115,000 to officers. The shares vest over four year from the grant date. The total fair value of shares vested during the year ended December 31, 2019 was $65,000 for officers and $113,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2019 was $0.02 per share.

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

The Company did not grant any stock options during the years ended December 31, 2019 or 2018, nor were any options exercised during such periods. No options were outstanding at December 31, 2019 or 2018.

Share-based compensation expense recognized for the years ended December 31, 2019 and 2018 was $141,000 and $313,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Unrecognized expense related to existing share-based compensation and arrangements is approximately $158,000 at December 31, 2019 and will be recognized over a weighted-average period of approximately 16 months.

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2019	2018
Beginning Balance	$3,994	$4,872
Provision for losses on accounts receivable	507	460
Direct write-offs, net of recoveries	(528)	(268)
Commission adjustments	312	(1,070)
Ending Balance	$4,285	$3,994

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2019 and 2018, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $352,000 and $519,000 at December 31, 2019 and 2018, respectively.

Inventories

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

Property and Equipment

Property and equipment, including assets under finance leases, are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is expensed over the estimated useful lives of the assets, which range from two to eight years, on a straight-line basis. Accelerated methods of depreciation are used for tax purposes. We amortize leasehold improvements over the useful life of the related leasehold improvement or the life of the related lease, whichever is less.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the quantitative goodwill impairment test, which compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment loss was recorded as of December 31, 2019 and 2018.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $494,000 and $527,000 in software development costs for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2019 and 2018.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2016. According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, the general practice is going back five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.  For the years ended December 31, 2019 and 2018, other comprehensive income (loss) includes gains (losses) of $2,000 and $(257,000), respectively, which were entirely from foreign currency translation.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2019	2018

Basic weighted average shares outstanding	167,843	165,420
Dilutive effect of unvested restricted shares	247	-
Diluted weighted average shares outstanding	168,090	165,420

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Year ended December 31,
	2019	2018

Restricted common stock grants	1,020	2,388

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, "Leases." See Note M for further details.

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

Credit Losses on Financial instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how we determine our allowance for estimated uncollectible receivables. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, and we did not early adopt.

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

	(in thousands)
	Year ended December 31,
	2019	2018
Revenues from external customers
IT	$45,736	$44,228
Professional sales service	26,208	25,511
Equipment	3,802	4,241
Total revenues	$75,746	$73,980

Gross Profit
IT	$19,021	$18,379
Professional sales service	21,287	20,165
Equipment	2,355	2,580
Total gross profit	$42,663	$41,124

Operating income (loss)
IT	$(749)	$(3,748)
Professional sales service	3,626	1,958
Equipment	(855)	(812)
Corporate	(1,010)	(1,122)
Total operating income (loss)	$1,012	$(3,724)

Depreciation and amortization
IT	$2,213	$1,968
Professional sales service	170	187
Equipment	298	367
Corporate	-	-
Total depreciation and amortization	$2,681	$2,522

Capital expenditures
IT	$1,149	$2,496
Professional sales service	-	4
Equipment	54	82
Corporate	2	4
Total cash capital expenditures	$1,205	$2,586

	December 31, 2019	December 31, 2018
Identifiable Assets
IT	$30,079	$28,785
Professional sales service	16,257	12,193
Equipment	6,370	6,992
Corporate	1,658	2,504
Total assets	$54,364	$50,474

For the years ended December 31, 2019 and 2018, GEHC accounted for 35% and 34% of revenue, respectively. Also, GEHC accounted for $10.9 million, or 69%, and $7.2 million, or 66%, of accounts and other receivables at December 31, 2019 and 2018, respectively.

Our revenues were derived from the following geographic areas:
	(in thousands)
	Year ended December 31,
	2019	2018
Domestic (United States)	$73,250	$71,279
Non-domestic (foreign)	2,496	2,701
	$75,746	$73,980

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2019 and 2018:

	(in thousands)
	December 31, 2019	December 31, 2018

Trade receivables	$20,110	$15,016
Due from employees	27	6
Allowance for doubtful accounts and
commission adjustments	(4,285)	(3,994)
Accounts and other receivables, net	$15,852	$11,028

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

NOTE E – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Raw materials	$650	$577
Work in process	181	388
Finished goods	1,110	1,018
	$1,941	$1,983

At December 31, 2019 and 2018, the Company maintained reserves for slow moving inventories of $390,000 and $636,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2019	December 31, 2018

Office, laboratory and other equipment	$2,476	$3,885
Equipment furnished for customer
or clinical uses	8,796	8,167
Right of use assets - finance leases	1,115	-
Furniture and fixtures	127	127
	12,514	12,179
Less: accumulated depreciation and amortization	(7,560)	(6,370)
Property and equipment, net	$4,954	$5,809

Right of use (“ROU”) assets under finance leases comprised approximately $855,000 of the office, laboratory and other equipment asset class at December 31, 2018 and approximately $60,000 of the equipment furnished for customer or clinical use asset class at December 31, 2018. Accumulated amortization of ROU assets under finance leases aggregated approximately $438,000 and $250,000 at December 31, 2019 and 2018, respectively. Depreciation expense amounted to approximately $1,738,000 and $1,489,000 for the years ended December 31, 2019 and 2018, respectively. Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $2,896,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at December 31, 2019 and 2018. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended	Year ended
	December 31, 2019	December 31, 2018

Beginning of period	$17,309	$17,471
Foreign currency translation adjustment	(38)	(162)
End of period	$17,271	$17,309

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2019	December 31, 2018

Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,553)	(3,083)
	2,278	2,748

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,752)	(1,532)
	611	831

Software
Costs	2,840	2,346
Accumulated amortization	(1,428)	(1,185)
	1,412	1,161

	$4,301	$4,740

The Company owns four US utility patents that expire at various times through 2023, and, through our Chinese subsidiaries, we own twenty-eight invention and utility patents that expire at various times through 2032, as well as fifteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary. Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $943,000 and $1,033,000 for the years ended December 31, 2019 and 2018, respectively. Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2020	880
2021	962
2022	663
2023	438
2024	369
$3,312

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Deferred commission expense - noncurrent	$1,770	$1,978
Trade receivables - noncurrent	631	630
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2019 and 2018	185	459
	$2,586	$3,067

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2019	2018

Deferred revenue at beginning of period	$18,086	$23,066
Net additions:
Deferred extended service contracts	363	687
Deferred in-service and training	13	8
Deferred service arrangements	25	15
Deferred commission revenues	11,366	4,960
Recognized as revenue:
Deferred extended service contracts	(566)	(628)
Deferred in-service and training	(15)	(5)
Deferred service arrangements	(30)	(31)
Deferred commission revenues	(9,899)	(9,986)
Deferred revenue at end of period	19,343	18,086
Less: current portion	12,345	10,382
Long-term deferred revenue at end of period	$6,998	$7,704

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Accrued compensation	$1,509	$648
Accrued expenses - other	1,818	2,092
Other liabilities	2,017	2,915
	$5,344	$5,655

NOTE K – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $467,000 and $438,000 for the years ended December 31, 2019 and 2018, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal is paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The $1,200,000 principal payment was waived pursuant to Medtech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $123,000 were outstanding at December 31, 2019 and paid on January 2, 2020. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum. $1.2 million of the Medtech Notes is included in current liabilities in the Company’s consolidated balance sheet as of December 31, 2019.

In March 2018, the Company sold its interest in the VSK joint venture to PSK for a sales price of $676,000 and executed a distributorship agreement, expiring December 31, 2020, with VSK for the sale of the Company’s EECP® products in certain international markets. The sale resulted in a gain of approximately $212,000 and net cash proceeds of approximately $311,000 after satisfaction of deposits and other payables due to VSK aggregating approximately $365,000 at time of sale. Prior to the sale, the Company’s pro-rata share in VSK’s loss from operations approximated $9,000 for the three months ended March 31, 2018, and is included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss).

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company. Fees of approximately $280,000 and $340,000 were billed by the firm for the years ended December 31, 2019 and 2018, respectively, at which dates $0 and $28,000 were outstanding, respectively.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date). In August 2019, the Company modified the note, which had a remaining principal balance of RMB2,250,000, to change the interest rate from 9% to 10% per annum, effective August 27, 2019, and to extend the maturity date from August 26, 2019 to February 26, 2020. Unsecured notes and accrued interest aggregating approximately $339,000, and $335,000 was payable to officers of Biox at December 31, 2019 and 2018, respectively. The notes and accrued interest were paid in March 2020.

In November and December 2018, the Company issued unsecured notes aggregating $500,000 to certain directors. The notes bore interest at 10% per annum and matured on March 25, 2019. Principal and interest on these notes were paid off upon maturity.

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder. The notes mature at various periods through July 19, 2020 and bear interest at 10% per annum payable quarterly. These notes have been extended in March 2020 to mature at various periods through January 19, 2021 with a new interest rate of 8%, and may be prepaid without penalty.

NOTE L – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Line of credit	$5,721	$4,171
Unsecured term loan	-	145
Notes payable	300	14
Notes payable - MedTech (net of $0 and $14 in debt issue costs
at December 31, 2019 and 2018, respectively)	4,800	4,786
Notes payable - related parties	1,253	827
Total debt	12,074	9,943
Less: current portion (including related parties)	(3,933)	(9,698)
	$8,141	$245

Line of Credit

NetWolves maintains a $4.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. In December 2019, the line’s expiration date was extended from December 18, 2019 to September 30, 2020, and the interest rate was increased 25 basis points to LIBOR plus 3.50%. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. At December 31, 2019, the Company had drawn approximately $3.8 million against the line. In April 2020, the lending institution extended the maturity date to April 30, 2021.

The Company maintains an additional $2.0 million line of credit with a lending institution. In June 2019, the line’s expiration date was extended from June 28, 2019 to December 18, 2019, and the interest rate was increased 25 basis points to LIBOR plus 3.25%. In December 2019, the line’s expiration date was extended from December 18, 2019 to September 30, 2020, and the interest rate was increased 25 basis points to LIBOR plus 3.50%. Advances under the line are secured by substantially all of the assets of the Company. At December 31, 2019, the Company had drawn approximately $1.95 million against the line. The line of credit agreement includes certain financial covenants that become effective beginning in the quarter ended September 30, 2019. The Company was in compliance with such covenants at December 31, 2019. In April 2020, the lending institution extended the maturity date to April 30, 2021 and $1.2 million in draw was repaid. The $1.2 million repaid is included in notes payable – current portion in the Company’s consolidated balance sheet at December 31, 2019.

Unsecured Term Loan

In December 2018, Biox extended its one-year unsecured term loan of RMB1,000,000 (approximately $145,000) with a Chinese bank for an additional year maturing on December 6, 2019. The loan was repaid upon maturity

Notes Payable

In 2018, the Company financed certain FGE equipment purchases through an interest-free note payable to a Chinese bank. The note was repaid upon maturity in December 2019.

In August 2019, the Company issued to a private party a $300,000 note bearing interest at 10% and maturing November 15, 2019. In November, 2019, the note’s maturity date was extended to January 15, 2020, and repaid upon maturity.

NOTE M – LEASES

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

The Company enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles provided to certain employees in the professional sales services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2019	December 31, 2018

Lease liabilities - current
Finance leases	$170	$188
Operating leases	549	-
	$719	$188
Lease liabilities - net of current portion
Finance leases	$437	$400
Operating leases	321	-
	$758	$400

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2019 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2020	227	569	796
2021	227	265	492
2022	200	111	311
2023	62	-	62
Undiscounted lease payments	716	945	1,661
Amount representing interest	(109)	(75)	(184)
Discounted lease liabilities	607	870	1,477

Additional disclosures of lease data are set forth below:

(in thousands)
Year ended December 31, 2019

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$218
Interest on lease liabilities	52
270
Operating lease costs:	723
Short-term lease costs:	94
Total lease cost	$1,087

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$52
Operating cash flows from operating leases	734
Financing cash flows from finance leases	209
$995

December 31, 2019

Weighted-average remaining lease term - finance leases (months)	40
Weighted-average remaining lease term - operating leases (months)	22

Weighted-average discount rate - finance leases	10.9%
Weighted-average discount rate - operating leases	9.4%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE N – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People’s Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2019 and 2018, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

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

No shares or options were granted under the 2010 Plan during the year ended December 31, 2019.

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

During the year ended December 31, 2019, no shares of common stock were granted under the 2013 Plan, 189,375 shares were forfeited, and 100,828 shares were withheld for withholding taxes.

No options were granted under the 2013 Plan during the year ended December 31, 2019.

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

No shares of common stock or options were granted under the 2016 Plan during the year ended December 31, 2019.

2019 Stock Option and Stock Issuance Plan

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

During the year ended December 31, 2019, 5,500,000 shares were granted under the 2019 Plan.

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2019:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	3,210,676	4,203,958	$0.16
Authorized	-	-	$-
Granted	(1,700,000)	1,700,000	$0.06
Vested	-	(3,125,317)	$0.14
Forfeited	391,141	(391,141)	$0.16
Balance at December 31, 2018	1,901,817	2,387,500	$0.12
Authorized	15,000,000	-	$-
Granted	(5,500,000)	5,500,000	$0.02
Vested	-	(2,077,089)	$0.08
Forfeited	290,203	(290,203)	$0.14
Balance at December 31, 2019	11,692,020	5,520,208	$0.03

There were 53,543,396 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE P - INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2019	2018
Domestic	$269	$(3,967)
Foreign	(119)	(152)
Income (loss) before provision for income taxes	$150	$(4,119)

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2019	2018
Current provision (benefit)
Federal	$-	$-
State	43	63
Foreign	16	35
Total current provision (benefit)	59	98

Deferred provision (benefit)
Federal	41	(376)
State	11	(107)
Foreign	-	-
Total deferred provision (benefit)	52	(483)

Total income tax provision (benefit)	$111	$(385)

Effective income tax rate	74.26%	9.35%

Income tax expense for the year ended December 31, 2019 was $111,000 due primarily to $43,000 in state income taxes and a $52,000 reduction in deferred tax assets. The income tax benefit of $385,000 for the year ended December 31, 2018 was due primarily to $483,000 in tax benefit related to deferred tax liabilities arising from goodwill generated by the NetWolves acquisition.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2019	December 31, 2018
	%	%
Federal statutory rate	21.00	21.00
State income taxes	47.49	(0.87)
Change in valuation allowance
relating to operations	(99.07)	(7.75)
Foreign tax rate differential	27.64	-
R&D credit	(10.21)	(0.22)
Nondeductible expenses	53.07	(3.09)
Other	34.34	0.28
	74.26	9.35

The effective tax rate increased mainly due to the impact of state and foreign taxes and non-deductible expenses and the change from pre-tax loss in 2018 to pre-tax income in 2019.

As of December 31, 2019, the recorded deferred tax assets were $14,947,000, reflecting a decrease of $37,000 during the year ended December 31, 2019, which was offset by a valuation allowance of $11,929,000, reflecting a decrease of $148,000.

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2019	December 31, 2018
Deferred Tax Assets:
Net operating loss carryforwards	$12,119	$12,402
Amortization	338	304
Stock-based compensation	6	16
Allowance for doubtful accounts	84	88
Reserve for obsolete inventory	169	239
Tax credits	444	429
Expense accruals	457	393
Excess interest carryforwards	171	171
Deferred revenue	1,159	942
Total gross deferred taxes	14,947	14,984
Valuation allowance	(11,929)	(12,077)
Net deferred tax assets	3,018	2,907

Deferred Tax Liabilities:
Deferred commissions	(302)	(245)
Goodwill	(1,186)	(927)
Differences in timing of revenue recognition	(124)	(124)
Depreciation	(1,207)	(1,360)
Total deferred tax liabilities	(2,819)	(2,656)

Total deferred tax assets (liabilities)	199	251

Recorded as:
Non-current deferred tax assets	323	375
Non-current deferred tax liabilities	(124)	(124)
Total deferred tax assets (liabilities)	$199	$251

The activity in the valuation allowance is set forth below:

	(in thousands)
	2019	2018
Valuation allowance, January 1,	$12,077	$11,758
Change in valuation allowance	(148)	319
Valuation allowance, December 31,	$11,929	$12,077

At December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39 million expiring at various dates from 2020 through 2037 and approximately $6 million with no expiration date.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to early termination by GEHC without cause with certain conditions, making it the longest extension thus far with a remaining term of five years from December 31, 2017. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company met all the contractual conditions, including sales goals and staffing requirements, in 2019.

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

Licensing and Support Service Agreement

In 2010, NetWolves executed a licensing and support service agreement for the upgrade of its billing system. The agreement initially was set to expire in December 2014; however, it was extended for a period of two years in June 2013 with an automatic one-year renewal thereafter. In December 2017, the agreement was renewed for an additional three years, expiring December 2020. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $331,000 for each of the years ended December 31, 2019 and 2018, respectively.

Letters of Credit

At December 31, 2019 we are contingently liable under two standby letters of credit approximating $270,500 in total. The letters of credit are being maintained as security for payments to two vendors.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2019 and 2018, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

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

NOTE R - 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation. In the years ended December 31, 2019 and 2018 the Company made discretionary contributions of approximately $118,000 and $96,000, respectively, to match a percentage of employee contributions.

NOTE S – SUBSEQUENT EVENTS

Equity Grant

In March 2020, the Company granted, under the 2019 Stock Plan, 1,000,000 shares of restricted common stock to an employee. The shares vest 20% each at April 1, 2020 through April 1, 2024.

Extension of debt maturity dates

In April 2020, the Company extended the maturity dates of its lines of credit and MedTech Notes to April 30, 2021 and made principal payments aggregating $1.2 million on its lines of credit and $1.2 million on its MedTech Notes. The interest rate on the MedTech Notes was also reduced from 10% to 6% per annum. In addition, in March 2020 and April 2020 the maturity dates of $930 thousand in other related party notes was extended six months and the interest rate was reduced from 10% to 8% per annum.