Form 10-K/A
period 2019-12-31
VASO Corp
filed 2020-05-12
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Vaso Corporation (the "Company") is filing this amendment (the "Amendment") to its Annual Report on Form 10-K filed on April 14, 2020 (the "Original Form 10-K") solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the "SEC") pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (Release Nos. 34-88318 dated March 4, 2020 and Release Nos. 34-88465 dated March 25, 2020) (the "Order").

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company's statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed March 30, 2020 filing date because the Company' s operations and business have experienced significant disruptions due to the new coronavirus ("COVID-19") pandemic. More specifically, both the Company and its auditors were experiencing staffing difficulties materially impairing its ability to file on the prescribed date. The Company’s principal offices, including its accounting department, are located in Nassau County, New York, which area has been significantly impacted by COVID-19.

As required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31	Certification reports pursuant to Securities Exchange Act Rule 13a/15d

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2020.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer and Director (Principal Executive Officer)