Form 10-Q
period 2020-03-31
VASO Corp
filed 2020-06-04
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12 (b) of the Act: None

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 29, 2020 – 174,436,289

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,558	$2,124
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,220 at March 31, 2020
and $4,285 at December 31, 2019	6,608	15,852
Receivables due from related parties	18	18
Inventories	1,991	1,941
Deferred commission expense	2,153	2,785
Prepaid expenses and other current assets	1,664	1,339
Total current assets	19,992	24,059

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$7,956 at March 31, 2020 and $7,560 at December 31, 2019	4,589	4,954
OPERATING LEASE RIGHT OF USE ASSETS	761	870
GOODWILL	17,221	17,271
INTANGIBLES, net	4,201	4,301
OTHER ASSETS, net	3,243	2,586
DEFERRED TAX ASSETS, net	323	323
	$50,330	$54,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,102	$6,179
Accrued commissions	891	2,102
Accrued expenses and other liabilities	5,580	5,344
Finance lease liabilities - current	175	170
Operating lease liabilities - current	480	549
Sales tax payable	848	887
Deferred revenue - current portion	9,701	12,345
Notes payable - current portion	2,400	2,700
Notes payable - related parties - current portion	930	1,233
Due to related party	3	19
Total current liabilities	27,110	31,528

LONG-TERM LIABILITIES
Notes payable, net of current portion	8,021	8,121
Notes payable - related parties, net of current portion	-	20
Finance lease liabilities, net of current portion	391	437
Operating lease liabilities, net of current portion	282	321
Deferred revenue, net of current portion	8,974	6,998
Deferred tax liability	-	124
Other long-term liabilities	1,168	1,026
Total long-term liabilities	18,836	17,047

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
184,744,376 and 183,744,376 shares issued at March 31, 2020 and December 31, 2019;
174,436,289 and 173,436,289 shares outstanding at March 31, 2020 and December 31, 2019	185	184
Additional paid-in capital	63,829	63,803
Accumulated deficit	(57,252)	(55,885)
Accumulated other comprehensive loss	(378)	(313)
Treasury stock, at cost, 10,308,087 shares at March 31, 2020 and December 31, 2019	(2,000)	(2,000)
Total stockholders’ equity	4,384	5,789
	$50,330	$54,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Revenues	(unaudited)	(unaudited)
Managed IT systems and services	$11,339	$11,327
Professional sales services	5,166	3,415
Equipment sales and services	778	782
Total revenues	17,283	15,524

Cost of revenues
Cost of managed IT systems and services	6,811	6,601
Cost of professional sales services	1,020	730
Cost of equipment sales and services	257	307
Total cost of revenues	8,088	7,638
Gross profit	9,195	7,886

Operating expenses
Selling, general and administrative	10,267	10,341
Research and development	180	200
Total operating expenses	10,447	10,541
Operating loss	(1,252)	(2,655)

Other (expense) income
Interest and financing costs	(261)	(225)
Interest and other income, net	27	42
Total other (expense) income, net	(234)	(183)

Loss before income taxes	(1,486)	(2,838)
Income tax (expense) benefit	119	(11)
Net loss	(1,367)	(2,849)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(65)	137
Comprehensive loss	$(1,432)	$(2,712)

Loss per common share
- basic and diluted	$(0.01)	$(0.02)
- diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	168,936	166,859
- diluted	168,936	166,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943

Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(55,885)	$(313)	$5,789
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,367)	-	(1,367)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(57,252)	$(378)	$4,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,367)	$(2,849)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	623	675
Deferred income taxes	(124)	-
Provision for doubtful accounts and commission adjustments	79	90
Amortization of debt issue costs	-	8
Share-based compensation	27	44
Changes in operating assets and liabilities:
Accounts and other receivables	9,160	3,530
Inventories	(65)	(86)
Deferred commission expense	632	(39)
Prepaid expenses and other current assets	(328)	(96)
Other assets, net	(676)	306
Accounts payable	(75)	(57)
Accrued commissions	(1,156)	(1,084)
Accrued expenses and other liabilities	191	(860)
Sales tax payable	(38)	(95)
Deferred revenue	(667)	(154)
Due to related party	(15)	-
Other long-term liabilities	142	(38)
Net cash provided by (used in) operating activities	6,343	(705)

Cash flows from investing activities
Purchases of equipment and software	(172)	(410)
Net cash used in investing activities	(172)	(410)

Cash flows from financing activities
Net (repayment) borrowings on revolving lines of credit	(100)	425
Repayment of notes payable and finance lease obligations	(340)	(64)
Proceeds from notes payable - related parties	-	650
Repayment of notes payable - related parties	(323)	(500)
Net cash (used in) provided by financing activities	(763)	511
Effect of exchange rate differences on cash and cash equivalents	26	23

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,434	(581)
Cash and cash equivalents - beginning of period	2,124	2,668
Cash and cash equivalents - end of period	$7,558	$2,087

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$173	$215
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$-	$1,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE A - ORGANIZATION AND PLAN OF OPERATIONS

On May 14, 2020, Vaso Corporation (“the Company”) filed a Current Report on Form 8-K to indicate its intention to rely on an order issued by the Securities and Exchange Commission (the "SEC") Release No. 34-88465 dated March 25, 2020 (the “Order”) for a 45 day extension of time to file the its quarterly report on Form 10-Q for the quarter ended March 31, 2020, after the applicable deadline for filing of May 15, 2020. Consistent with the Company's statements made in the Form 8-K, the Company was unable to file the original Form 10-Q prior to the prescribed May 15, 2020 filing date because the Company's operations and business have experienced significant disruptions due to the new coronavirus ("COVID-19") pandemic. More specifically, both the Company and its auditors were experiencing staffing difficulties materially impairing its ability to file on the prescribed date. The Company’s principal offices, including its accounting department, are located in Nassau County, New York, which area has been significantly impacted by COVID-19. Since March 16, 2020, the Company’s employees have been working remotely. As a result, the Company’s books and records were not easily accessible.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 14, 2020.

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

Vaso Corporation and Subsidiaries

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

Significant Accounting Policies and Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how we determine our allowance for estimated uncollectible receivables. In November 2019, the FASB issued ASU 2019-10, which changed the effective date of ASU 2016-13 for smaller reporting companies as defined by the SEC from first quarter of 2020 to the first quarter of 2023, with early adoption permitted. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2020 (unaudited)				Three Months Ended March 31, 2019 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$10,432			$10,432	$10,118			$10,118
Software sales and support	907			907	1,209			1,209
Commissions		5,166		5,166		3,415		3,415
Medical equipment sales			571	571			494	494
Medical equipment service			207	207			288	288
	$11,339	$5,166	$778	$17,283	$11,327	$3,415	$782	$15,524

	Three Months Ended March 31, 2020 (unaudited)				Three Months Ended March 31, 2019 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$10,550	$-	$140	$10,690	$9,955	$-	$148	$10,103
Revenue recognized at a point in time	789	5,166	638	6,593	1,372	3,415	634	5,421
	$11,339	$5,166	$778	$17,283	$11,327	$3,415	$782	$15,524

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $77.0 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	remainder of 2020	2021	2022	Thereafter
Unfulfilled performance obligations	$34,452	$23,386	$8,490	$10,712

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $640,000 and $568,000 at March 31, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $17,890,000 and $18,565,000 at March 31, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,693,000 and $1,270,000 at March 31, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $785,000 and $778,000 at March 31, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three months ended March 31, 2020, we recognized approximately $1.9 million of revenues that were included in our contract liability balance at January 1, 2020.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,339	$11,327
Professional sales service	5,166	3,415
Equipment	778	782
Total revenues	$17,283	$15,524

Gross Profit
IT	$4,528	$4,726
Professional sales service	4,146	2,685
Equipment	521	475
Total gross profit	$9,195	$7,886

Operating loss
IT	$(484)	$(343)
Professional sales service	(433)	(1,643)
Equipment	(49)	(308)
Corporate	(286)	(361)
Total operating loss	$(1,252)	$(2,655)

Depreciation and amortization
IT	$507	$559
Professional sales service	41	45
Equipment	75	71
Corporate	-	-
Total depreciation and amortization	$623	$675

Capital expenditures
IT	$157	$391
Professional sales service	-	-
Equipment	13	19
Corporate	2	-
Total cash capital expenditures	$172	$410

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Identifiable Assets
IT	$29,526	$30,079
Professional sales service	7,362	16,257
Equipment	6,488	6,370
Corporate	6,954	1,658
Total assets	$50,330	$54,364

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 30% and 22% of revenue for the three months ended March 31, 2020 and 2019, respectively. GE Healthcare also accounted for $2.0 million or 30%, and $10.9 million or 69%, of accounts and other receivables at March 31, 2020 and December 31, 2019, respectively.

NOTE E –LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2020 and 2019, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Restricted common stock grants	6,420	2,388

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2020 and December 31, 2019:

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Trade receivables	$10,493	$20,110
Unbilled receivables	293	-
Due from employees	42	27
Allowance for doubtful accounts and
commission adjustments	(4,220)	(4,285)
Accounts and other receivables, net	$6,608	$15,852

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES

Inventories, net of reserves, consist of the following:
	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$722	$650
Work in process	116	181
Finished goods	1,153	1,110
	$1,991	$1,941

At March 31, 2020 and December 31, 2019, the Company maintained reserves for slow moving inventories of $352,000 and $390,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $2,846,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at March 31, 2020 and December 31, 2019. The components of the change in goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2020	December 31, 2019
	(unaudited)
Beginning of period	$17,271	$17,309
Foreign currency translation adjustment	(50)	(38)
End of period	$17,221	$17,271

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,651)	(3,553)
	2,180	2,278

Patents and Technology
Costs	2,363	2,363
Accumulated amortization	(1,822)	(1,752)
	541	611

Software
Costs	2,972	2,840
Accumulated amortization	(1,492)	(1,428)
	1,480	1,412

	$4,201	$4,301

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

Amortization expense amounted to $232,000 for the three months ended March 31, 2020 and 2019.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2020	654
2021	982
2022	689
2023	464
2024	396
$3,185

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2020 and December 31, 2019:

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Deferred commission expense - noncurrent	$2,249	$1,770
Trade receivables - noncurrent	867	631
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2020 and December 31, 2019	127	185
	$3,243	$2,586

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2020 and December 31, 2019:

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Accrued compensation	$702	$1,509
Accrued expenses - other	2,225	1,818
Other liabilities	2,653	2,017
	$5,580	$5,344

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$19,343	$18,086
Net additions:
Deferred extended service contracts	142	70
Deferred in-service and training	3	5
Deferred service arrangements	5	10
Deferred commission revenues	1,404	1,336
Recognized as revenue:
Deferred extended service contracts	(136)	(143)
Deferred in-service and training	-	(8)
Deferred service arrangements	(5)	(5)
Deferred commission revenues	(2,081)	(1,419)
Deferred revenue at end of period	18,675	17,932
Less: current portion	9,701	11,026
Long-term deferred revenue at end of period	$8,974	$6,906

NOTE L – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	March 31, 2020	December 31, 2019
	(unaudited)
Line of credit	$5,621	$5,721
Notes payable	-	300
Notes payable - MedTech	4,800	4,800
Notes payable - related parties	930	1,253
Total debt	11,351	12,074
Less: current portion (including related parties)	(3,330)	(3,933)
	$8,021	$8,141

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NetWolves maintains a $4.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. In March 2020, $25,000 in principal was repaid. At March 31, 2020, the Company had drawn approximately $3.7 million against the line. In April 2020, the lending institution extended the maturity date to April 30, 2021.

The Company maintains an additional $2.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of the Company. In March 2020, $75,000 in principal was repaid. At March 31, 2020, the Company had drawn approximately $1.88 million against the line. In April 2020, $1.2 million in principal was repaid and the lending institution extended the maturity date of the remaining balance to April 30, 2021. The $1.2 million repaid is included in notes payable – current portion in the Company’s condensed consolidated balance sheet at March 31, 2020.The line of credit agreement includes certain financial covenants that become effective beginning in the quarter ended March 31, 2020. The Company was not in compliance with one of the covenants at March 31, 2020 and obtained a waiver from the lending institution. No additional borrowing is permitted under the lines.

In April 2020 the Company repaid $1.2 million of the MedTech note (see Note N). The remaining balance of $3.6 million is due on April 30, 2021.

In August 2019, the Company issued to a private party a $300,000 note bearing interest at 10% per annum and maturing November 15, 2019. In November, 2019, the note’s maturity date was extended to January 15, 2020, and repaid upon maturity.

NOTE M – EQUITY

In March 2020, 1,000,000 restricted shares of common stock, valued at $20,000, under the 2020 Stock Plan were granted and issued to an employee, who is also a director, of the Company as stock-based compensation. 200,000 shares vested April 1, 2020 with the remainder vesting 25% per year over the ensuing four-year period. The grant was valued at the fair value, using market price, of the stock at the grant date, and the Company recognized $4,000 in compensation expense related to such grant in the three months ended March 31, 2020.

NOTE N – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $121,000 and $108,000 for the three-month periods ended March 31, 2020 and 2019, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increases to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $121,000 were outstanding at March 31, 2020 and paid on April 1, 2020. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended from May 29, 2020 to April 30, 2021 at a reduced interest rate of 6% per annum. The $1.2 million repayment of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2020.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $63,000 and $85,000 were billed by the firm for the three-month periods ended March 31, 2020 and 2019, respectively, at which times no amounts were outstanding.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date). In August 2019, the Company modified the note, which had a remaining principal balance of RMB2,250,000, to change the interest rate from 9% to 10% per annum, effective August 27, 2019, and to extend the maturity date from August 26, 2019 to February 26, 2020. Unsecured notes and accrued interest aggregating approximately $339,000 was payable to officers of Biox at December 31, 2019. The notes and accrued interest were repaid in March 2020.

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder. The notes matured at various periods through July 19, 2020 and bore interest at 10% per annum payable quarterly. The notes were extended in March 2020 to mature at various periods through January 19, 2021 with a reduced interest rate of 8%, and may be prepaid without penalty.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

NOTE P – SUBSEQUENT EVENTS

Paycheck Protection Program

On April 13, 2020, the Company received funding of a $3,610,900 Note (the “Note”) issued by PNC Bank, National Association (“PNC”) pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act’s Paycheck Protection Program (the “Program”). Amounts outstanding on the Note are at the annual interest rate of 1%. During the first six months of the Note, there is no principal nor interest required to be paid. Thereafter, to the extent the Note is not forgiven under the Program, the outstanding balance of the Note converts to an amortizing term loan payable monthly over an eighteen month period. The Note can be prepaid at any time without penalty.

The Company may apply to PNC for forgiveness of the Note in an amount equal to the sum of the following costs incurred by the Company during the eight-week period beginning on the date of first disbursement of the Note proceeds:

(a) payroll costs;
(b) any payment of interest on a covered mortgage obligation;
(c) any covered rent payment; and
(d) any covered utility payment.

The amount of forgiveness is calculated in accordance with the requirements of the Program. In this regard, no more than 25% of the amount forgiven can be attributable to non-payroll costs.

Sale of equity in the EECP business

On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic as discussed below; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the United States economy and we anticipate that the pandemic may negatively impact the Company’s financial condition and results of operations, although at this time we cannot reasonably estimate what that impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. Equipment orders in our professional sales service segment appear to have been negatively impacted, and we do anticipate continued negative impact in our business at least in the second quarter, in particular in our professional sales service segment for the diagnostic imaging equipment. Moreover, we anticipate a negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may impact our operations beyond the second quarter of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Substantially all of our employees are working remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan, substantially all of which shall qualify for forgiveness, is being used to principally cover our payroll costs, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients.

Our Business Segments

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 14, 2020.

Results of Operations – For the Three Months Ended March 31, 2020 and 2019

Revenues

Total revenue for the three months ended March 31, 2020 and 2019 was $17,283,000 and $15,524,000, respectively, representing an increase of $1,759,000, or 11% year-over-year. On a segment basis, revenue in the IT and professional sales service segments increased $12,000 and $1,751,000, respectively, while equipment segment revenue decreased $4,000.

Revenue in the IT segment for the three months ended March 31, 2020 was $11,339,000 compared to $11,327,000 for the three months ended March 31, 2019, an increase of $12,000, or less than 1%, of which $313,000 resulted from higher NetWolves revenue, partially offset by a $301,000 decrease in healthcare IT VAR revenue. Our monthly recurring revenue in the IT segment accounted for $10,550,000 or 93% of the segment revenue for the first quarter of 2020, and $9,955,000 or 88% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $5,166,000 in the first quarter of 2020, an increase of 51%, as compared to $3,415,000 in the same quarter of 2019. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of March 31, 2020, $17,890,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,625,000 was long-term. At March 31, 2019, $17,015,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,461,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked partially offset by an increase in deliveries by GEHC.

Revenue in the equipment segment decreased by $4,000, or 1%, to $778,000 for the three-month period ended March 31, 2020 from $782,000 for the same period of the prior year. The decrease was principally due to lower EECP® service revenues offset by higher sales at our China subsidiaries.

Gross Profit

Gross profit for the three months ended March 31, 2020 and 2019 was $9,195,000, or 53% of revenue, and $7,886,000, or 51% of revenue, respectively, representing an increase of $1,309,000, or 17% year-over-year. On a segment basis, gross profit in the professional sales service and equipment segments increased $1,461,000, or 54%, and $46,000, or 10%, respectively, while gross profit in the IT segment decreased $198,000, or 4%.

IT segment gross profit for the three months ended March 31, 2020 was $4,528,000, or 40% of the segment revenue, compared to $4,726,000, or 42% of the segment revenue for the three months ended March 31, 2019. The year-over-year decrease of $198,000, or 4%, was primarily a result of lower sales volume in the healthcare IT VAR business.

Professional sales service segment gross profit was $4,146,000, or 80% of segment revenue, for the three months ended March 31, 2020 as compared to $2,685,000, or 79% of the segment revenue, for the three months ended March 31, 2019, reflecting an increase of $1,461,000. The increase in absolute dollars was primarily due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the first quarter of 2020 than in the same period last year. Cost of commissions in the professional sales service segment of $1,020,000 and $730,000, for the three months ended March 31, 2020 and 2019, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $521,000, or 67% of segment revenues, for the first quarter of 2020 compared to $475,000, or 61% of segment revenues, for the same quarter of 2019. The $46,000, or 10%, increase in gross profit was due to a gross profit margin increase due mainly to a more favorable proportion of higher margin products in the sales mix in the first quarter of 2020, compared to the first quarter of 2019.

Operating Loss

Operating loss for the three months ended March 31, 2020 and 2019 was $1,252,000 and $2,655,000, respectively, representing an improvement of $1,403,000, due to the increase in gross profit and decrease in operating costs (below). On a segment basis, operating loss in the professional sales service and equipment segments decreased $1,210,000 and $259,000, respectively, while operating loss in the IT segment increased $141,000. In addition, corporate expenses decreased $76,000.

Operating loss in the IT segment increased to $484,000 for the three-month period ended March 31, 2020 as compared to operating loss of $343,000 in the same period of 2019 due to lower gross profit and higher research and development (“R&D”) costs, partially offset by lower selling, general, and administrative (“SG&A”) costs. Operating loss in the professional sales service segment decreased $1,210,000 in the three-month period ended March 31, 2020 due to higher gross profit partially offset by higher SG&A costs. The decrease in equipment segment operating loss of $259,000 in the first quarter of 2020 was due to higher gross profit and lower SG&A and R&D costs.

SG&A costs for the three months ended March 31, 2020 and 2019 were $10,267,000 and $10,341,000, respectively, representing a decrease of $74,000, or 1% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $66,000 in the first quarter of 2020 from the same quarter of the prior year due to reduced personnel costs. SG&A costs in the professional sales service segment increased $252,000 due mainly to costs for the national sales meeting, which was held in 2020 but not in 2019, and SG&A costs in the equipment segment decreased $184,000 due mainly to lower personnel costs. Corporate costs not allocated to segments decreased by $76,000 in the three months ended March 31, 2020 from the same period in 2019, due primarily to lower accounting and legal fees.

Research and development (“R&D”) expenses were $180,000, or 1% of revenues, for the first quarter of 2020, a decrease of $20,000, or 10%, from $200,000, or 1% of revenues, for the first quarter of 2019. The decrease is primarily attributable to lower product development expenses in the equipment segment.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Net loss	$(1,367)	$(2,849)
Interest expense (income), net	261	217
Income tax (benefit) expense	(119)	11
Depreciation and amortization	623	675
Share-based compensation	27	44
Adjusted EBITDA	$(575)	$(1,902)

Adjusted EBITDA loss decreased by $1,327,000, to $575,000 in the quarter ended March 31, 2020 from $1,902,000 in the quarter ended March 31, 2019. The decrease was primarily attributable to the lower net loss.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2020 was $(234,000) as compared to $(183,000) for the corresponding period of 2019. The increase in interest and other income (expense) was due primarily to higher interest expense due to increased borrowings under the line of credit.

Income Tax Expense (Benefit)

For the three months ended March 31, 2020, we recorded income tax benefit of $(119,000) as compared to income tax expense of $11,000 for the corresponding period of 2019. The change from expense to benefit arose mainly from the reversal of deferred tax liability in our China operations.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,367,000 as compared to a net loss of $2,849,000 for the three months ended March 31, 2019, representing an improvement of $1,482,000. Our net loss per share was $0.01 and $0.02 in the three-month periods ended March 31, 2020 and 2019, respectively. The principal cause of the decrease in net loss is the increase in professional sales services segment revenue and gross profit.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2020, we had cash and cash equivalents of $7,558,000 and negative working capital of $7,032,000, compared to cash and cash equivalents of $2,124,000 and negative working capital of $7,469,000 at December 31, 2019. $7,462,000 in negative working capital at March 31, 2020 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $6,343,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $762,000 and cash provided by operating assets and liabilities of $7,105,000, during the three months ended March 31, 2020, compared to cash used in operating activities of $705,000 for the same period in 2019. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $9,160,000, partially offset by decreases in accrued commissions and deferred revenue of $1,156,000, and $667,000, respectively.

Cash used in investing activities during the three-month period ended March 31, 2020 was $172,000 for the purchase of equipment and software.

Cash used in financing activities during the three-month period ended March 31, 2020 was $763,000 as a result of $100,000 in repayment on revolving lines of credit, $623,000 in liquidation of notes payable, and $40,000 in payments of finance leases issued for equipment purchases.

In April 2020 the Company received a $3.6 million loan through the Paycheck Protection Program (the “Program”) under the CARES Act. The proceeds will be used to cover payroll and related expenses and certain other costs permitted under the Program.

Liquidity

The Company expects to generate sufficient cash flow from operations and from the $3.6 million proceeds of the Program loan to satisfy its obligations for the next twelve months.

The COVID-19 pandemic may impact our operations beyond the second quarter of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

Date: June 4, 2020	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer