Form 10-Q
period 2020-06-30
VASO Corp
filed 2020-08-14
CIK 839087

 8/11/2020 16:47 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 9, 2020 – 174,715,411

Vaso Corporation and Subsidiaries

8/11/2020 16:47 PM

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,944	$2,124
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,815 at June 30, 2020
and $4,285 at December 31, 2019	4,196	15,852
Receivables due from related parties	158	18
Inventories	1,162	1,941
Deferred commission expense	2,048	2,785
Prepaid expenses and other current assets	1,278	1,339
Total current assets	15,786	24,059

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$8,053 at June 30, 2020 and $7,560 at December 31, 2019	4,318	4,954
OPERATING LEASE RIGHT OF USE ASSETS	1,070	870
GOODWILL	15,588	17,271
INTANGIBLES, net	4,107	4,301
OTHER ASSETS, net	3,832	2,586
DEFERRED TAX ASSETS, net	323	323
	$45,024	$54,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,795	$6,179
Accrued commissions	759	2,102
Accrued expenses and other liabilities	4,369	5,344
Finance lease liabilities - current	180	170
Operating lease liabilities - current	619	549
Sales tax payable	638	887
Deferred revenue - current portion	9,187	12,345
Notes payable - current portion	9,742	2,700
Notes payable - related parties - current portion	530	1,233
Due to related party	3	19
Total current liabilities	29,822	31,528

LONG-TERM LIABILITIES
Notes payable, net of current portion	2,006	8,121
Notes payable - related parties, net of current portion	-	20
Finance lease liabilities, net of current portion	346	437
Operating lease liabilities, net of current portion	450	321
Deferred revenue, net of current portion	7,293	6,998
Deferred tax liability	-	124
Other long-term liabilities	1,120	1,026
Total long-term liabilities	11,215	17,047

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
184,968,268 and 183,744,376 shares issued at June 30, 2020 and December 31, 2019;
174,660,181 and 173,436,289 shares outstanding at June 30, 2020 and December 31, 2019	185	184
Additional paid-in capital	63,856	63,803
Accumulated deficit	(57,849)	(55,885)
Accumulated other comprehensive loss	(205)	(313)
Treasury stock, at cost, 10,308,087 shares at June 30, 2020 and December 31, 2019	(2,000)	(2,000)
Total stockholders’ equity	3,987	5,789
	$45,024	$54,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8/11/2020 16:47 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$10,822	$11,405	$22,161	$22,732
Professional sales services	4,720	5,131	9,887	8,546
Equipment sales and services	798	1,007	1,577	1,789
Total revenues	16,340	17,543	33,625	33,067

Cost of revenues
Cost of managed IT systems and services	6,650	6,777	13,462	13,378
Cost of professional sales services	950	910	1,970	1,640
Cost of equipment sales and services	320	445	577	751
Total cost of revenues	7,920	8,132	16,009	15,769
Gross profit	8,420	9,411	17,616	17,298

Operating expenses
Selling, general and administrative	8,769	9,703	19,035	20,044
Research and development	183	228	365	428
Total operating expenses	8,952	9,931	19,400	20,472
Operating loss	(532)	(520)	(1,784)	(3,174)

Other (expense) income
Interest and financing costs	(152)	(235)	(414)	(460)
Interest and other income, net	(12)	32	16	73
Gain on sale of equity in EECP Global	110	-	110	-
Total other (expense) income, net	(54)	(203)	(288)	(387)

Loss before income taxes	(586)	(723)	(2,072)	(3,561)
Income tax (expense) benefit	(11)	(27)	108	(38)
Net loss	(597)	(750)	(1,964)	(3,599)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(14)	(75)	(79)	62
Comprehensive loss	$(611)	$(825)	$(2,043)	$(3,537)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	169,746	167,131	169,071	166,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8/11/2020 16:47 PM

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943
Share-based compensation	5,438	5	-	-	49	-	-	54
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	(750)	-	(750)
Balance at June 30, 2019 (unaudited)	182,855	$183	(10,308)	$(2,000)	$63,763	$(59,523)	$(253)	$2,170

Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(55,885)	$(313)	$5,789
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,367)	-	(1,367)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(57,252)	$(378)	$4,384
Share-based compensation	224	-	-	-	27	-	-	27
Reclassify accumulated translation loss (see Note M)	-	-	-	-	-	-	187	187
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(597)	-	(597)
Balance at June 30, 2020 (unaudited)	184,968	$185	(10,308)	$(2,000)	$63,856	$(57,849)	$(205)	$3,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,964)	$(3,599)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	1,251	1,345
Deferred income taxes	(122)	-
Loss from investment in EECP Global	39	-
Gain on sale of equity in EECP Global	(110)	-
Provision for doubtful accounts and commission adjustments	295	168
Amortization of debt issue costs	-	14
Share-based compensation	54	98
Changes in operating assets and liabilities:
Accounts and other receivables	10,971	1,720
Due from related parties	(85)	-
Inventories	158	281
Deferred commission expense	714	(11)
Prepaid expenses and other current assets	53	(19)
Other assets, net	(359)	300
Accounts payable	(2,379)	(1,015)
Accrued commissions	(1,322)	(1,179)
Accrued expenses and other liabilities	(946)	(128)
Sales tax payable	(219)	143
Deferred revenue	(2,094)	(510)
Due to related party	(15)	-
Other long-term liabilities	94	30
Net cash provided by (used in) operating activities	4,014	(2,362)

Cash flows from investing activities
Purchases of equipment and software	(434)	(714)
Proceeds from sale of equity in EECP Global	1,150	-
Net cash provided by (used in) investing activities	716	(714)

Cash flows from financing activities
Net (repayment) borrowings on revolving lines of credit	(1,325)	1,112
Proceeds from note payable	3,752	-
Payroll taxes paid by withholding shares	-	(2)
Repayment of notes payable and finance lease obligations	(1,581)	(133)
Proceeds from notes payable - related parties	-	910
Repayment of notes payable - related parties	(718)	(500)
Net cash (used in) provided by financing activities	128	1,387
Effect of exchange rate differences on cash and cash equivalents	(38)	58

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,820	(1,631)
Cash and cash equivalents - beginning of period	2,124	2,668
Cash and cash equivalents - end of period	$6,944	$1,037

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$454	$317
Income taxes paid	$28	$38

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$513	$1,107
Equipment acquired through finance lease	$-	$134

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
●
GEHC and third-party financial services.

VasoMedical

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units (see Note M). These devices are primarily for cardiovascular monitoring and diagnostic systems. Its current offerings consist of:

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2020 (unaudited)				Three Months Ended June 30, 2019 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$9,601			$9,601	$9,893			$9,893
Software sales and support	1,221			1,221	1,512			1,512
Commissions		4,720		4,720		5,131		5,131
Medical equipment sales			598	598			731	731
Medical equipment service			200	200			276	276
	$10,822	$4,720	$798	$16,340	$11,405	$5,131	$1,007	$17,543

	Six Months Ended June 30, 2020 (unaudited)				Six Months Ended June 30, 2019 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$20,033			$20,033	$20,011			$20,011
Software sales and support	2,128			2,128	2,721			2,721
Commissions		9,887		9,887		8,546		8,546
Medical equipment sales			1,169	1,169			1,225	1,225
Medical equipment service			408	408			564	564
	$22,161	$9,887	$1,577	$33,625	$22,732	$8,546	$1,789	$33,067

	Three Months Ended June 30, 2020 (unaudited)				Three Months Ended June 30, 2019 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$9,808	$-	$165	$9,973	$10,047	$-	$155	$10,202
Revenue recognized at a point in time	1,014	4,720	633	6,367	1,358	5,131	852	7,341
	$10,822	$4,720	$798	$16,340	$11,405	$5,131	$1,007	$17,543

	Six Months Ended June 30, 2020 (unaudited)				Six Months Ended June 30, 2019 (unaudited)
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$20,359	$-	$305	$20,664	$20,002	$-	$303	$20,305
Revenue recognized at a point in time	1,802	9,887	1,272	12,961	2,730	8,546	1,486	12,762
	$22,161	$9,887	$1,577	$33,625	$22,732	$8,546	$1,789	$33,067

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $74.2 million, of which we expect to recognize revenue as follows:

	(in thousands)
		Fiscal years of revenue recognition (unaudited)
	remainder of 2020	2021	2022	Thereafter
Unfulfilled performance obligations	$29,595	$25,261	$8,245	$11,101

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $228,000 and $568,000 at June 30, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $16,465,000 and $18,565,000 at June 30, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $2,039,000 and $1,270,000 at June 30, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $15,000 and $778,000 at June 30, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. The decrease was due to the deconsolidation of approximately $769,000 in EECP-related contract liabilities resulting from the sale of equity in the EECP business (see Note M)

During the three and six months ended June 30, 2020, we recognized approximately $2.0 million and $3.4 million of revenues that were included in our contract liability balance at April 1, 2020 and January 1, 2020, respectively.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,822	$11,405	$22,161	$22,732
Professional sales service	4,720	5,131	9,887	8,546
Equipment	798	1,007	1,577	1,789
Total revenues	$16,340	$17,543	$33,625	$33,067

Gross Profit
IT	$4,172	$4,628	$8,699	$9,354
Professional sales service	3,770	4,221	7,917	6,906
Equipment	478	562	1,000	1,038
Total gross profit	$8,420	$9,411	$17,616	$17,298

Operating income (loss)
IT	$(595)	$(232)	$(1,079)	$(575)
Professional sales service	310	127	(123)	(1,516)
Equipment	(94)	(218)	(143)	(526)
Corporate	(153)	(197)	(439)	(557)
Total operating loss	$(532)	$(520)	$(1,784)	$(3,174)

Depreciation and amortization
IT	$510	$552	$1,017	$1,111
Professional sales service	45	43	86	88
Equipment	73	75	148	146
Corporate	-	-	-	-
Total depreciation and amortization	$628	$670	$1,251	$1,345

Capital expenditures
IT	$261	$426	$417	$684
Professional sales service	2	-	2	-
Equipment	-	6	13	24
Corporate	-	3	2	6
Total cash capital expenditures	$263	$435	$434	$714

	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Identifiable Assets
IT	$27,652	$30,079
Professional sales service	5,628	16,257
Equipment	4,974	6,370
Corporate	6,770	1,658
Total assets	$45,024	$54,364

GE Healthcare accounted for 29% of revenue for each of the three-month periods ended June 30, 2020 and 2019, respectively, and 29% and 26% of revenue for the six months ended June 30, 2020 and 2019, respectively. GE Healthcare also accounted for $1.0 million or 25%, and $10.9 million or 69%, of accounts and other receivables at June 30, 2020 and December 31, 2019, respectively.

NOTE E – LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2020 and 2019, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three and six months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Restricted common stock grants	4,874	5,600

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2020 and December 31, 2019:

	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Trade receivables	$7,975	$20,110
Due from employees	36	27
Allowance for doubtful accounts and
commission adjustments	(3,815)	(4,285)
Accounts and other receivables, net	$4,196	$15,852

Contract receivables under Topic 606 consist of trade receivables and unbilled receivables. Trade receivables include amounts due for products shipped and services rendered. Unbilled receivables represent obligations performed, or variable consideration recognized in accordance with Topic 606, but not yet billable. Amounts recorded – billed and unbilled - under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change. In the second quarter of 2020, the Company reversed the March 31, 2020 balance of approximately $293,000 in unbilled receivables, and approximately $60,000 in previously recorded completed performance obligations for the three months ended March 31, 2020, due to the estimated effect of the COVID-19 pandemic on its variable consideration.

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement. Due from employees is primarily commission advances made to sales personnel.

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:
	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$495	$650
Work in process	18	181
Finished goods	649	1,110
	$1,162	$1,941

At June 30, 2020 and December 31, 2019, the Company maintained reserves for slow moving inventories of $168,000 and $390,000, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,213,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at June 30, 2020 and December 31, 2019. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Six months ended June 30, 2020	Year ended December 31, 2019
	(unaudited)
Beginning of period	$17,271	$17,309
Foreign currency translation adjustment	(18)	(38)
Sale of equity in EECP Global	(1,665)	-
End of period	$15,588	$17,271

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,750)	(3,553)
	2,081	2,278

Patents and Technology
Costs	1,894	2,363
Accumulated amortization	(1,410)	(1,752)
	484	611

Software
Costs	3,104	2,840
Accumulated amortization	(1,562)	(1,428)
	1,542	1,412

	$4,107	$4,301

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

Amortization expense amounted to $226,000 and $237,000 for the three months ended June 30, 2020 and 2019, respectively and $458,000 and $469,000 for the six months ended June 30, 2020 and 2019, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2020	507
2021	1,009
2022	716
2023	491
2024	422
$3,145

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2020 and December 31, 2019:

	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Deferred commission expense - noncurrent	$2,110	$1,770
Investment in EECP Global (see Note M)	1,066	-
Trade receivables - noncurrent	580	631
Other, net of allowance for loss on loan receivable of
$412 at June 30, 2020 and December 31, 2019	76	185
	$3,832	$2,586

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2020 and December 31, 2019:

	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Accrued compensation	$685	$1,509
Accrued expenses - other	1,202	1,818
Other liabilities	2,482	2,017
	$4,369	$5,344

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:
	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$18,675	$17,932	$19,343	$18,086
Deconsolidate EECP Global (see Note M)	(769)		(769)
Net additions:
Deferred extended service contracts	-	169	142	239
Deferred in-service and training	-	5	3	10
Deferred service arrangements	-	10	5	20
Deferred commission revenues	475	1,791	1,879	3,126
Recognized as revenue:
Deferred extended service contracts	(1)	(148)	(137)	(291)
Deferred in-service and training	-	(8)	-	(15)
Deferred service arrangements	-	(8)	(5)	(13)
Deferred commission revenues	(1,900)	(2,168)	(3,981)	(3,587)
Deferred revenue at end of period	16,480	17,575	16,480	17,575
Less: current portion	9,187	11,697	9,187	11,697
Long-term deferred revenue at end of period	$7,293	$5,878	$7,293	$5,878

NOTE L – NOTES PAYABLE

Notes payable consist of the following:
	(in thousands)
	June 30, 2020	December 31, 2019
	(unaudited)
Line of credit	$4,396	$5,721
Notes payable	3,752	300
Notes payable - MedTech	3,600	4,800
Notes payable - related parties	530	1,253
Total debt	12,278	12,074
Less: current portion (including related parties)	(10,272)	(3,933)
	$2,006	$8,141

NetWolves maintains a $4.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. In both March and June 2020, $25,000 in principal was repaid. At June 30, 2020, the Company had drawn approximately $3.7 million against the line. In April 2020, the lending institution extended the maturity date to April 30, 2021.

The Company maintains an additional $2.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of the Company. In March 2020, $75,000 in principal was repaid. In April 2020, $1.2 million in principal was repaid and the lending institution extended the maturity date of the remaining balance to April 30, 2021. At June 30, 2020, the Company had drawn $675,000 against the line. The line of credit agreement includes certain financial covenants that became effective on March 31, 2020. The Company was in compliance with the covenants at June 30, 2020. No additional borrowing is permitted under the lines.

In April 2020, the Company’s Biox subsidiary issued a note RMB1,000,000 (approximately $141,000) with a Chinese bank for working capital purposes. The note is secured by the assets of Biox. It matures April 15, 2021 and bears interest at 4.35% per annum.

In April 2020 the Company repaid $1.2 million of the MedTech note (see Note O). The remaining balance of $3.6 million is due on April 30, 2021 and bears interest at 6% per annum.

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder (see Note O). $400,000 and $530,000 of the notes were repaid in June and July 2020, respectively.

In August 2019, the Company issued to a private party a $300,000 note bearing interest at 10% per annum and maturing November 15, 2019. In November 2019, the note’s maturity date was extended to January 15, 2020, at which time it was repaid.

Paycheck Protection Program debt

In April 2020, the Company received funding of a $3,610,900 Note (the “PPP Note”) issued by PNC Bank, National Association (“PNC”) pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act’s Paycheck Protection Program (the “Program”).

The Company accounts for the PPP Note in accordance with Financial Accounting Standards Board ASC Topic 470, Debt, and Technical Question and Answer (TQA) 3200.18, Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program. Under the TQA, the Company:

●
Initially records the cash inflow from the PPP loan as a financial liability and accrues interest in accordance with the interest method under ASC Subtopic 835-30.

●
Does not impute additional interest at a market rate.

●
Continues to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released or (2) the debtor pays off the loan.

●
Reduces the liability by the amount forgiven and records a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received.

Amounts outstanding on the PPP Note are at the annual interest rate of 1%. During the first six months of the PPP Note, there is no principal nor interest required to be paid. Thereafter, to the extent the Note is not forgiven under the Program, the outstanding balance of the PPP Note converts to an amortizing term loan payable monthly over an eighteen-month period, which has been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP Note can be prepaid at any time without penalty.

In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering of PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either 8 weeks or 24 weeks.

After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period less than 24 weeks. The Company will apply to PNC for forgiveness of the PPP Note in an amount equal to the sum of the following costs incurred by the Company during the covered period beginning on the date of first disbursement of the PPP Note proceeds:

(a) payroll costs;
(b) any payment of interest on a covered mortgage obligation;
(c) any covered rent payment; and
(d) any covered utility payment.

The amount of forgiveness is calculated in accordance with the requirements of the Program. In this regard, no more than 40% of the amount forgiven can be attributable to non-payroll costs.

NOTE M – SALE OF EQUITY IN THE EECP BUSINESS

On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a three-year Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020, the effective date of the sale.

Due to the Company’s now minority ownership of EECP Global, it deconsolidated the EECP Global operations effective April 1, 2020 and recorded a gain on sale of approximately $110,000, of which approximately $54,000 resulted from the gain related to the remeasurement of the retained noncontrolling investment in EECP Global to fair value. The gain on sale includes the effect of the reclassification of approximately $187,000 in accumulated translation losses from accumulated other comprehensive loss.

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended June 30, 2020, the Company’s share of EECP Global’s loss was approximately $39,000. At June 30, 2020, the Company recorded a receivable due from related parties of approximately $140,000 on its condensed consolidated balance sheet for amounts due it from EECP Global for fees and cost reimbursements.

NOTE N – EQUITY

In March 2020, 1,000,000 restricted shares of common stock, valued at $20,000, under the 2020 Stock Plan were granted and issued to an employee, who is also a director, of the Company as stock-based compensation. 200,000 shares vested April 1, 2020 with the remainder vesting 25% per year over the ensuing four-year period. The grant was valued at the fair value, using market price, of the stock at the grant date, and the Company recognized $5,000 in compensation expense related to such grant in the six months ended June 30, 2020.

NOTE O – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $177,000 and $221,000 for the six-month periods ended June 30, 2020 and 2019, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $121,000 were outstanding at March 31, 2020 and paid on April 1, 2020. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended from May 29, 2020 to April 30, 2021 at a reduced interest rate of 6% per annum. The $3.6 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2020.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman, Lieberman & Barandes, LLP, which performs certain legal services for the Company. Fees of approximately $55,000 and $70,000 were billed by the firm for the three-month periods ended June 30, 2020 and 2019, respectively, and fees of approximately $88,000 and $155,000 were billed by the firm for the six-month periods ended June 30, 2020 and 2019, respectively. No amounts were outstanding at June 30, 2020, and $12,500 was outstanding at June 30, 2019.

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

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder. The notes matured at various periods through July 19, 2020 and bore interest at 10% per annum payable quarterly. The notes were extended in March 2020 to mature at various periods through January 19, 2021 with a reduced interest rate of 8%, and permitted prepayment without penalty. In June 2020, the Company repaid $400,000 in notes and the remaining $530,000 balance of these notes in July 2020.

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

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extended the term of the agreement through December 31, 2022, subject to earlier termination with or without cause under certain circumstances after timely notice. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The agreement may be terminated by GE Healthcare without cause subject to certain conditions. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions including the current COVID-19 pandemic which has already adversely affected operating results; the effect of the dramatic changes taking place in IT and healthcare; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreements and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the United States economy and we anticipate that the pandemic may negatively impact the Company’s financial condition and results of operations, although at this time we cannot reasonably estimate what that impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. Equipment orders in our professional sales service segment appear to have been negatively impacted, and we do anticipate continued negative impact in our business at least in the third quarter, in particular in our professional sales service segment for the diagnostic imaging equipment. Moreover, we anticipate a negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may impact our operations beyond the third quarter of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Substantially all of our employees are working remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan, substantially all of which shall qualify for forgiveness, has been used to principally cover our payroll costs, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients.

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

Results of Operations – For the Three Months Ended June 30, 2020 and 2019

Revenues

Total revenue for the three months ended June 30, 2020 and 2019 was $16,340,000 and $17,543,000, respectively, representing a decrease of $1,203,000, or 7% year-over-year. On a segment basis, revenue in the IT, professional sales services, and equipment segments decreased $583,000, $411,000, and $209,000, respectively. The decreases in revenue reflect the adverse impact of the COVID-19 pandemic and the resulting economic slowdown both domestically and worldwide.

Revenue in the IT segment for the three months ended June 30, 2020 was $10,822,000 compared to $11,405,000 for the three months ended June 30, 2019, a decrease of $583,000, or 5%, of which $291,000 resulted from lower healthcare IT VAR revenues and $292,000 from lower NetWolves revenues. Our monthly recurring revenue in the IT segment accounted for $9,808,000 or 91% of the segment revenue in the second quarter of 2020, and $10,047,000 or 88% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales services segment were $4,720,000 in the second quarter of 2020, a decrease of 8%, as compared to $5,131,000 in the same quarter of 2019. The decrease in commission revenues was due primarily to a decrease in the volume of equipment delivered by GEHC during the period, as well as to a lower blended commission rate for the equipment delivered. The Company recognizes commission revenue only when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2020, $16,465,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,278,000 was long-term. At June 30, 2019, $16,638,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $5,424,000 was long-term. The decrease in deferred revenue, by $173,000, or 1%, is principally due to a decrease in orders booked.

Revenue in the equipment segment decreased by $209,000, or 21%, to $798,000 for the three-month period ended June 30, 2020 from $1,007,000 for the same period of the prior year. The decrease was due to lower sales of products and services during the quarter.

Gross Profit

Gross profit for the three months ended June 30, 2020 and 2019 was $8,420,000, or 52% of revenue, and $9,411,000, or 54% of revenue, respectively, representing a decrease of $991,000, or 11% period-over-period.

IT segment gross profit for the three months ended June 30, 2020 was $4,172,000, or 39% of the segment revenue, compared to $4,628,000, or 41% of the segment revenue for the three months ended June 30, 2019. The period-over-period decrease of $456,000, or 10%, was primarily a result of lower revenues.

Professional sales services segment gross profit was $3,770,000, or 80% of segment revenue, for the three months ended June 30, 2020 as compared to $4,221,000, or 82% of the segment revenue, for the three months ended June 30, 2019, reflecting a decrease of $451,000, or 11%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the second quarter of 2020 than in the same period last year, as well as to lower blended commission rates. Cost of commissions in the professional sales service segment of $950,000 and $910,000, for the three months ended June 30, 2020 and 2019, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $478,000, or 60% of segment revenues, for the second quarter of 2020 compared to $562,000, or 56% of segment revenues, for the same quarter of 2019. The $84,000, or 15%, decrease in gross profit was due to lower sales volume, compared to the second quarter 2019.

Operating Loss

Operating loss for the three months ended June 30, 2020 and 2019 was $532,000 and $520,000, respectively, representing an increase of $12,000, due to lower gross profit, partially offset by lower operating costs (defined below).

Operating loss in the IT segment increased $363,000 in the three-month period ended June 30, 2020 as compared to the same period of 2019 due to lower gross profit, partially offset by lower selling, general, and administrative (“SG&A”) costs. Operating income in the professional sales service segment increased $183,000 in the three-month period ended June 30, 2020 as compared to operating income in the same period of 2019 due to lower SG&A costs partially offset by lower gross profit. Operating loss in the equipment segment was $94,000 in the second quarter of 2020, a decrease of $124,000 from operating loss of $218,000 in the same quarter of 2019, due to lower SG&A and R&D expenses, partially offset by lower gross profit. During the second quarter of 2020, corporate expenses decreased $44,000 when compared to the same quarter of 2019.

SG&A costs for the three months ended June 30, 2020 and 2019 were $8,769,000 and $9,703,000, respectively, representing a decrease of $934,000, or 10% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $110,000 in the second quarter of 2020 from the same quarter of the prior year due to reduced personnel costs. SG&A costs in the professional sales service segment decreased $633,000 due mainly to lower travel costs. SG&A costs in the equipment segment decreased $150,000 due mainly to sale of a majority interest in EECP Global. Corporate costs not allocated to segments decreased by $44,000 in the three months ended June 30, 2020 from the same period in 2019, due primarily to lower accounting and legal fees.

Research and development (“R&D”) expenses were $183,000, or 1% of revenues, for the second quarter of 2020, a decrease of $45,000, or 20%, from $228,000, or 1% of revenues, for the second quarter of 2019. The decrease is primarily attributable to lower software development expenses in the equipment segment.

Interest and Other (Expense) Income

Interest and other (expense) income for the three months ended June 30, 2020 was $(54,000) as compared to $(203,000) for the corresponding period of 2019. The decrease in expense was due primarily to the gain on sale of EECP Global (see Note M) and lower interest expense on notes payable and lines of credit.

Income Tax Expense

For the three months ended June 30, 2020, we recorded income tax expense of $11,000 as compared to $27,000 for the corresponding period of 2019. The decrease arose mainly from lower foreign taxes.

Net Loss

Net loss for the three months ended June 30, 2020 was $597,000 as compared to a net loss of $750,000 for the three months ended June 30, 2019, representing a decrease of $153,000. Our net loss per share was $0.00 in the three-month periods ended June 30, 2020 and 2019. The principal cause of the decrease in net loss is the decrease in interest and other expense partially offset by the increase in operating loss. The Company historically reports a loss in the second quarter of the year.

Adjusted EBITDA

We define Adjusted EBITDA, or earnings (loss) before interest, taxes, depreciation and amortization, which is a non-GAAP financial measure, as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Net loss	$(597)	$(750)
Interest expense (income), net	152	227
Income tax (benefit) expense	11	27
Depreciation and amortization	628	670
Share-based compensation	27	54
Adjusted EBITDA	$221	$228

Adjusted EBITDA decreased by $7,000, to $221,000 in the quarter ended June 30, 2020 from $228,000 in the quarter ended June 30, 2019. The decrease was primarily attributable to decreases in interest expense (income), depreciation and amortization and share-based compensation, partially offset by the decrease in net loss.

Results of Operations – For the Six Months Ended June 30, 2020 and 2019

Revenues

Total revenue for the six months ended June 30, 2020 and 2019 was $33,625,000 and $33,067,000, respectively, representing an increase of $558,000, or 2% year-over-year. On a segment basis, revenue in the professional sales service segment increased $1,341,000, while revenues in the IT and equipment segments decreased $571,000 and $212,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2020 was $22,161,000 compared to $22,732,000 for the six months ended June 30, 2019, a decrease of $571,000, of which $592,000 resulted from a decrease in the healthcare IT VAR business, offset by a $21,000 increase in revenues at NetWolves. Our monthly recurring revenue in the IT segment accounted for $20,359,000 or 92% of the segment revenue for the first half of 2020, and $20,002,000 or 88% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $9,887,000 in the first half of 2020, an increase of 16%, as compared to $8,546,000 in the first half of 2019. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period as well as an increase in the blended commission rate for the equipment delivered. We expect deliveries and revenue to improve through the remainder of 2020. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2020, $16,465,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,278,000 was long-term.

Revenue in the equipment segment decreased by $212,000, or 12%, to $1,577,000 for the six-month period ended June 30, 2020 from $1,789,000 for the same period of the prior year. The decrease was principally due to a decrease in EECP product and service revenues.

Gross Profit

Gross profit for the six months ended June 30, 2020 and 2019 was $17,616,000, or 52% of revenue, and $17,298,000, or 52% of revenue, respectively, representing an increase of $318,000, or 2% year-over-year. On a segment basis, gross profit in the professional sales service segment increased $1,011,000 while gross profit in the IT and equipment segments decreased $655,000 and $38,000, respectively.

IT segment gross profit for the six months ended June 30, 2020 was $8,699,000, or 39% of the segment revenue, compared to $9,354,000, or 41% of the segment revenue for the six months ended June 30, 2019. Gross profit at NetWolves decreased $258,000 due mainly to higher costs, and gross profit in the IT VAR business decreased $397,000 resulting from lower revenue and lower gross profit rate.

Professional sales service segment gross profit was $7,917,000, or 80% of segment revenue, for the six months ended June 30, 2020 as compared to $6,906,000, or 81% of the segment revenue, for the six months ended June 30, 2019, reflecting an increase of $1,011,000, or 15%. The increase in absolute dollars was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the first half of 2020 than in the same period last year, offset by higher commission expense in the first half of 2020 compared to the same period of 2019.

Cost of commissions in the professional sales service segment of $1,970,000 and $1,640,000, for the six months ended June 30, 2020 and 2019, respectively, reflected commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,000,000, or 63% of segment revenues, for the first half of 2020 compared to $1,038,000, or 58% of segment revenues, for the same period of 2019, due to decreased sales volume offset by higher margin product mix in the first half of 2020, compared to the first half of 2019.

Operating Loss

Operating loss for the six months ended June 30, 2020 and 2019 was $1,784,000 and $3,174,000, respectively, representing a decrease in loss of $1,390,000, primarily due to higher gross profit and lower operating costs. On a segment basis, operating loss decreased $1,393,000 and $383,000 in the professional sales service and equipment segments, respectively, and increased $504,000 in the IT segment, in the six months ended June 30, 2020, as compared to the same period of 2019. In addition, corporate expenses decreased $118,000.

Operating loss in the IT segment increased in the six-month period ended June 30, 2020 as compared to the same period of 2019 due primarily to lower gross profit, partially offset by lower SG&A costs. Operating loss in the professional sales service segment decreased in the six-month period ended June 30, 2020 resulting primarily from higher gross profit, as well as from lower SG&A costs. Operating loss in the equipment segment decreased in the six-month period ended June 30, 2020 as compared to the same period of 2019 due primarily to lower SG&A and R&D costs, offset by lower gross profit.

SG&A costs for the six months ended June 30, 2020 and 2019 were $19,035,000 and $20,044,000, respectively, representing a decrease of $1,009,000, or 5% year-over-year. On a segment basis, SG&A costs in the professional sales service segment for the six months ended June 30, 2020 decreased $381,000 to $8,040,000, from $8,421,000 for the corresponding period of the prior year, due mainly to reduced travel costs. SG&A costs in the IT segment by decreased $176,000 to $9,591,000, from $9,767,000 for the corresponding period of the prior year, due primarily to lower personnel costs in the IT VAR business, partially offset by higher severance costs at NetWolves. SG&A costs in the equipment segment for the six months ended June 30, 2020 decreased $334,000 to $965,000, from $1,299,000 for the corresponding period of the prior year, due primarily to lower travel costs, and corporate costs not allocated to segments decreased in the same periods by $118,000 from $557,000, due primarily to lower accounting and legal fees.

Research and development (“R&D”) expenses were $365,000, or 1% of revenues, for the first half of 2020, a decrease of $63,000, or 15%, from $428,000, or 1% of revenues, for the first half of 2019. The decrease is primarily attributable to lower software development expenses in the equipment segment.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2020 was $(288,000) as compared to $(387,000) for the corresponding period of 2019. The decrease in expenses was due primarily to the $110,000 gain on sale of equity in EECP Global and lower interest expense due to reductions in principal balances of our credit line and notes payable, partially offset by equity in loss of EECP Global.

Income Tax Expense

For the six months ended June 30, 2020, we recorded income tax benefit of $108,000 as compared to income tax expense of $38,000 for the corresponding period of 2019. The decrease arose mainly from lower foreign tax expense due to write-off of deferred tax liability.

Net Loss

Net loss for the six months ended June 30, 2020 was $1,964,000 compared to net loss of $3,599,000 for the six months ended June 30, 2019, representing a decrease in net loss of $1,635,000. Our net loss per share was $0.01 and $0.02 in the six-month periods ended June 30, 2020 and 2019, respectively. The principal causes of the decrease in net loss is the decrease in operating loss in the professional sales service segment.

Adjusted EBITDA

We define Adjusted EBITDA, or earnings (loss) before interest, taxes, depreciation and amortization, which is a non-GAAP financial measure, as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash expenses for share-based compensation.  Adjusted EBITDA is a metric that is used by the investment community for comparative and valuation purposes. We disclose this metric in order to support and facilitate the dialogue with research analysts and investors.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands) Six months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Net loss	$(1,964)	$(3,599)
Interest expense (income), net	412	443
Income tax expense (benefit)	(108)	38
Depreciation and amortization	1,251	1,345
Share-based compensation	54	98
Adjusted EBITDA	$(355)	$(1,675)

Adjusted EBITDA loss decreased by $1,320,000, to $(355,000) in the six months ended June 30, 2020 from $(1,675,000) in the six months ended June 30, 2019. The decrease was primarily attributable to the lower net loss, offset by lower interest expense, depreciation and amortization, income tax expense, and share-based compensation.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations primarily from working capital and the PPP Note. At June 30, 2020, we had cash and cash equivalents of $6,944,000 and negative working capital of $14,036,000 compared to cash and cash equivalents of $2,124,000 and negative working capital of $7,469,000 at December 31, 2019. $7,139,000 in negative working capital at June 30, 2020 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $4,014,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $557,000 and cash provided by operating assets and liabilities of $3,457,000, during the six months ended June 30, 2020, compared to cash used by operating activities of $2,362,000 for the same period in 2019. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $10,971,000, and decreases in accounts payable, accrued commission, and deferred revenue of $2,379,000, $1,322,000, and $2,094,000, respectively.

Cash provided by investing activities during the six-month period ended June 30, 2020 was $716,000, resulting from $1,150,000 provided by the sale of EECP Global, offset by $434,000 used for the purchase of equipment and software.

Cash provided by financing activities during the six-month period ended June 30, 2020 was $128,000 primarily as a result of $3,752,000 in proceeds from notes payable including the PPP Note, offset by $1,325,000 in repayments on revolving lines of credit, $2,218,000 in liquidation of notes payable, and $81,000 in payments of finance leases issued for equipment purchases.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

The COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarters of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

Date: August 14, 2020	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer