Form 10-Q
period 2020-09-30
VASO Corp
filed 2020-11-13
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2020– 174,715,411

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,865	$2,124
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $3,815 at September 30, 2020
and $4,285 at December 31, 2019	6,435	15,852
Receivables due from related parties	102	18
Inventories	1,243	1,941
Deferred commission expense	1,992	2,785
Prepaid expenses and other current assets	1,301	1,339
Total current assets	17,938	24,059

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$8,447 at September 30, 2020 and $7,560 at December 31, 2019	4,035	4,954
OPERATING LEASE RIGHT OF USE ASSETS	935	870
GOODWILL	15,635	17,271
INTANGIBLES, net	4,030	4,301
OTHER ASSETS, net	3,686	2,586
DEFERRED TAX ASSETS, net	323	323
	$46,582	$54,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,869	$6,179
Accrued commissions	983	2,102
Accrued expenses and other liabilities	4,891	5,344
Finance lease liabilities - current	186	170
Operating lease liabilities - current	582	549
Sales tax payable	658	887
Deferred revenue - current portion	9,384	12,345
Notes payable - current portion	10,334	2,700
Notes payable - related parties - current portion	-	1,233
Due to related party	3	19
Total current liabilities	30,890	31,528

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,437	8,121
Notes payable - related parties, net of current portion	-	20
Finance lease liabilities, net of current portion	307	437
Operating lease liabilities, net of current portion	352	321
Deferred revenue, net of current portion	7,267	6,998
Deferred tax liability	-	124
Other long-term liabilities	1,062	1,026
Total long-term liabilities	10,425	17,047

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
185,023,498 and 183,744,376 shares issued at September 30, 2020 and December 31, 2019;
174,715,411 and 173,436,289 shares outstanding at September 30, 2020 and December 31, 2019	185	184
Additional paid-in capital	63,872	63,803
Accumulated deficit	(56,703)	(55,885)
Accumulated other comprehensive loss	(87)	(313)
Treasury stock, at cost, 10,308,087 shares at September 30, 2020 and December 31, 2019	(2,000)	(2,000)
Total stockholders’ equity	5,267	5,789
	$46,582	$54,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$10,833	$11,485	$32,994	$34,217
Professional sales services	5,801	6,336	15,688	14,882
Equipment sales and services	900	906	2,477	2,695
Total revenues	17,534	18,727	51,159	51,794

Cost of revenues
Cost of managed IT systems and services	6,350	6,414	19,812	19,791
Cost of professional sales services	1,092	1,140	3,062	2,780
Cost of equipment sales and services	213	332	790	1,084
Total cost of revenues	7,655	7,886	23,664	23,655
Gross profit	9,879	10,841	27,495	28,139

Operating expenses
Selling, general and administrative	8,451	9,840	27,486	29,884
Research and development	174	196	539	624
Total operating expenses	8,625	10,036	28,025	30,508
Operating income (loss)	1,254	805	(530)	(2,369)

Other (expense) income
Interest and financing costs	(145)	(268)	(558)	(728)
Interest and other income, net	48	36	63	109
Gain on sale of equity in EECP Global	-	-	110	-
Total other (expense) income, net	(97)	(232)	(385)	(619)

Income (loss) before income taxes	1,157	573	(915)	(2,988)
Income tax (expense) benefit	(11)	(11)	97	(49)
Net income (loss)	1,146	562	(818)	(3,037)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	118	(193)	39	(131)
Comprehensive income (loss)	$1,264	$369	$(779)	$(3,168)

Earnings (loss) per common share
- basic	$0.01	$0.00	$(0.00)	$(0.02)
- diluted	$0.01	$0.00	$(0.00)	$(0.02)

Weighted average common shares outstanding
- basic	170,515	168,662	169,279	167,557
- diluted	171,167	168,787	169,279	167,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2019	177,417	$178	(10,308)	$(2,000)	$63,672	$(55,924)	$(315)	$5,611
Share-based compensation	-	-	-	-	44	-	-	44
Foreign currency translation gain	-	-	-	-	-	-	137	137
Net loss	-	-	-	-	-	(2,849)	-	(2,849)
Balance at March 31, 2019 (unaudited)	177,417	$178	(10,308)	$(2,000)	$63,716	$(58,773)	$(178)	$2,943
Share-based compensation	5,438	5	-	-	49	-	-	54
Shares not issued for employee tax liability	-	-	-	-	(2)	-	-	(2)
Foreign currency translation loss	-	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	(750)	-	(750)
Balance at June 30, 2019 (unaudited)	182,855	$183	(10,308)	$(2,000)	$63,763	$(59,523)	$(253)	$2,170
Share-based compensation	115	1	-	-	24	-	-	25
Foreign currency translation loss	-	-	-	-	-	-	(193)	(193)
Net income	-	-	-	-	-	562	-	562
Balance at September 30, 2019 (unaudited)	182,970	$184	(10,308)	$(2,000)	$63,787	$(58,961)	$(446)	$2,564

Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(55,885)	$(313)	$5,789
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,367)	-	(1,367)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(57,252)	$(378)	$4,384
Share-based compensation	224	-	-	-	27	-	-	27
Reclassify accumulated translation loss (see Note M)	-	-	-	-	-	-	187	187
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(597)	-	(597)
Balance at June 30, 2020 (unaudited)	184,968	$185	(10,308)	$(2,000)	$63,856	$(57,849)	$(205)	$3,987
Share-based compensation	55	-	-	-	16	-	-	16
Foreign currency translation gain	-	-	-	-	-	-	118	118
Net income	-	-	-	-	-	1,146	-	1,146
Balance at September 30, 2020 (unaudited)	185,023	$185	(10,308)	$(2,000)	$63,872	$(56,703)	$(87)	$5,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(818)	$(3,037)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	1,861	2,024
Deferred income taxes	(124)	-
Loss from investment in EECP Global	17	-
Gain on sale of equity in EECP Global	(110)	-
Provision for doubtful accounts and commission adjustments	425	243
Amortization of debt issue costs	-	14
Share-based compensation	69	123
Changes in operating assets and liabilities:
Accounts and other receivables	8,615	2,774
Due from related parties	(29)	-
Inventories	107	(232)
Deferred commission expense	770	109
Prepaid expenses and other current assets	37	(190)
Other assets, net	(126)	269
Accounts payable	(2,307)	(1,363)
Accrued commissions	(1,171)	(1,539)
Accrued expenses and other liabilities	(376)	(1,022)
Sales tax payable	(204)	(85)
Deferred revenue	(1,923)	(185)
Due to related party	(15)	-
Other long-term liabilities	36	47
Net cash provided by (used in) operating activities	4,734	(2,050)

Cash flows from investing activities
Purchases of equipment and software	(635)	(889)
Sale of fixed assets	-	22
Proceeds from sale of equity in EECP Global	1,150	-
Net cash provided by (used in) investing activities	515	(867)

Cash flows from financing activities
Net (repayment) borrowings on revolving lines of credit	(1,351)	1,000
Proceeds from note payable	3,754	-
Payroll taxes paid by withholding shares	(1)	(2)
Repayment of notes payable and finance lease obligations	(1,615)	(181)
Proceeds from notes payable	-	300
Proceeds from notes payable - related parties	-	930
Repayment of notes payable - related parties	(1,252)	(500)
Net cash (used in) provided by financing activities	(465)	1,547
Effect of exchange rate differences on cash and cash equivalents	(43)	45

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,741	(1,325)
Cash and cash equivalents - beginning of period	2,124	2,668
Cash and cash equivalents - end of period	$6,865	$1,343

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$582	$550
Income taxes paid	$65	$38

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$599	$1,107
Equipment acquired through note payable	$42	$-
Equipment acquired through finance lease	$-	$134

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division. Its current offerings include:

●
Managed radiology and imaging applications (channel partner of select vendors of healthcare IT products).
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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

  (in thousands)

	Three Months Ended September 30, 2020 (unaudited)				Three Months Ended September 30, 2019 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$9,972	$-	$-	$9,972	$10,210	$-	$-	$10,210
Software sales and support	861	-	-	861	1,275	-	-	1,275
Commissions	-	5,801	-	5,801	-	6,336	-	6,336
Medical equipment sales	-	-	868	868	-	-	686	686
Medical equipment service	-	-	32	32	-	-	220	220
	$10,833	$5,801	$900	$17,534	$11,485	$6,336	$906	$18,727

	Nine Months Ended September 30, 2020 (unaudited)				Nine Months Ended September 30, 2019 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$30,005	$-	$-	$30,005	$30,221	$-	$-	$30,221
Software sales and support	2,989	-	-	2,989	3,996	-	-	3,996
Commissions	-	15,688	-	15,688	-	14,882	-	14,882
Medical equipment sales	-	-	2,038	2,038	-	-	1,911	1,911
Medical equipment service	-	-	439	439	-	-	784	784
	$32,994	$15,688	$2,477	$51,159	$34,217	$14,882	$2,695	$51,794

	Three Months Ended September 30, 2020 (unaudited)				Three Months Ended September 30, 2019 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$10,183	$-	$31	$10,214	$10,524	$-	$145	$10,669
Revenue recognized at a point in time	650	5,801	869	7,320	961	6,336	761	8,058
	$10,833	$5,801	$900	$17,534	$11,485	$6,336	$906	$18,727

	Nine Months Ended September 30, 2020 (unaudited)				Nine Months Ended September 30, 2019 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$30,542	$-	$336	$30,878	$30,526	$-	$447	$30,973
Revenue recognized at a point in time	2,452	15,688	2,141	20,281	3,691	14,882	2,248	20,821
	$32,994	$15,688	$2,477	$51,159	$34,217	$14,882	$2,695	$51,794

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $71.7 million, of which we expect to recognize revenue as follows:
(in thousands)
	Fiscal years of revenue recognition (unaudited)
	remainder of 2020	2021	2022	Thereafter
Unfulfilled performance obligations	$12,241	$31,998	$15,233	$12,219

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $478,000 and $568,000 at September 30, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $16,634,000 and $18,565,000 at September 30, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,963,000 and $1,270,000 at September 30, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $17,000 and $778,000 at September 30, 2020 and December 31, 2019, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2020, we recognized approximately $1.8 million and $4.5 million of revenues that were included in our contract liability balance at July 1, 2020 and January 1, 2020, respectively.

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

(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,833	$11,485	$32,994	$34,217
Professional sales service	5,801	6,336	15,688	14,882
Equipment	900	906	2,477	2,695
Total revenues	$17,534	$18,727	$51,159	$51,794

Gross Profit
IT	$4,483	$5,071	$13,182	$14,426
Professional sales service	4,709	5,196	12,626	12,102
Equipment	687	574	1,687	1,611
Total gross profit	$9,879	$10,841	$27,495	$28,139

Operating income (loss)
IT	$159	$269	$(920)	$(306)
Professional sales service	1,161	1,028	1,038	(487)
Equipment	142	(282)	(1)	(809)
Corporate	(208)	(210)	(647)	(767)
Total operating income (loss)	$1,254	$805	$(530)	$(2,369)

Depreciation and amortization
IT	$500	$562	$1,517	$1,673
Professional sales service	37	42	123	130
Equipment	73	75	221	221
Corporate	-	-	-	-
Total depreciation and amortization	$610	$679	$1,861	$2,024

Capital expenditures
IT	$182	$143	$600	$827
Professional sales service	3	-	5	-
Equipment	-	32	28	56
Corporate	-	-	2	6
Total cash capital expenditures	$185	$175	$635	$889

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Identifiable Assets
IT	$27,752	$30,079
Professional sales service	7,090	16,257
Equipment	5,430	6,370
Corporate	6,310	1,658
Total assets	$46,582	$54,364

GE Healthcare accounted for 33% and 34% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 31% and 29% of revenue for the nine months ended September 30, 2020 and 2019, respectively. GE Healthcare also accounted for $3.0 million or 47%, and $10.9 million or 69%, of accounts and other receivables at September 30, 2020 and December 31, 2019, respectively.

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

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:
(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	170,515	168,662	169,279	167,557
Dilutive effect of unvested restricted shares	652	125	-	-
Diluted weighted average shares outstanding	171,167	168,787	169,279	167,557

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019, because the effect of their inclusion would be anti-dilutive.
(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	874	1,485	4,674	5,485

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2020 and December 31, 2019:

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Trade receivables	$9,542	$20,110
Unbilled receivables	657	-
Due from employees	51	27
Allowance for doubtful accounts and
commission adjustments	(3,815)	(4,285)
Accounts and other receivables, net	$6,435	$15,852

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

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$651	$650
Work in process	17	181
Finished goods	575	1,110
	$1,243	$1,941

At September 30, 2020 and December 31, 2019, the Company maintained reserves for slow moving inventories of $168,000 and $390,000, respectively.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,260,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at September 30, 2020 and December 31, 2019. The components of the change in goodwill are as follows:

(in thousands)
	Nine months ended	Year ended
	September 30, 2020	December 31, 2019
	(unaudited)
Beginning of period	$17,271	$17,309
Foreign currency translation adjustment	29	(38)
Sale of equity in EECP Global	(1,665)	-
End of period	$15,635	$17,271

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,848)	(3,553)
	1,983	2,278

Patents and Technology
Costs	1,894	2,363
Accumulated amortization	(1,465)	(1,752)
	429	611

Software
Costs	3,249	2,840
Accumulated amortization	(1,631)	(1,428)
	1,618	1,412

	$4,030	$4,301

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $222,000 and $239,000 for the three months ended September 30, 2020 and 2019, respectively, and $680,000 and $708,000 for the nine months ended September 30, 2020 and 2019, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2020	$225
2021	1,037
2022	742
2023	517
2024	448
$2,969

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2020 and December 31, 2019:

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Deferred commission expense - noncurrent	$2,062	$1,770
Investment in EECP Global (see Note M)	1,088	-
Trade receivables - noncurrent	474	631
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2020 and December 31, 2019	62	185
	$3,686	$2,586

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2020 and December 31, 2019:

(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Accrued compensation	$1,050	$1,509
Accrued expenses - other	1,311	1,818
Other liabilities	2,530	2,017
	$4,891	$5,344

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$16,480	$17,575	$19,343	$18,086
Deconsolidate EECP Global (see Note M)	-	-	(769)	-
Net additions:
Deferred extended service contracts	2	30	144	269
Deferred in-service and training	-	3	3	13
Deferred service arrangements	-	5	5	25
Deferred commission revenues	2,554	3,075	4,432	6,200
Recognized as revenue:
Deferred extended service contracts	(1)	(137)	(138)	(427)
Deferred in-service and training	-	-	-	(15)
Deferred service arrangements	-	(8)	(5)	(21)
Deferred commission revenues	(2,384)	(2,643)	(6,364)	(6,230)
Deferred revenue at end of period	16,651	17,900	16,651	17,900
Less: current portion	9,384	11,148	9,384	11,148
Long-term deferred revenue at end of period	$7,267	$6,752	$7,267	$6,752

NOTE L – NOTES PAYABLE

Notes payable consist of the following:
(in thousands)
	September 30, 2020	December 31, 2019
	(unaudited)
Line of credit	$4,371	$5,721
Notes payable	3,800	300
Notes payable - MedTech	3,600	4,800
Notes payable - related parties	-	1,253
Total debt	11,771	12,074
Less: current portion (including related parties)	(10,334)	(3,933)
	$1,437	$8,141

NetWolves maintains a $4.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. Principal payments of $25,000 were made in March, June and September 2020. At September 30, 2020, the Company had drawn approximately $3.7 million against the line. In April 2020, the lending institution extended the maturity date to April 30, 2021.

The Company maintains an additional $2.0 million line of credit with a lending institution. Advances under the line are secured by substantially all of the assets of the Company. In March 2020, $75,000 in principal was repaid. In April 2020, $1.2 million in principal was repaid and the lending institution extended the maturity date of the remaining balance to April 30, 2021. At September 30, 2020, the Company had drawn $675,000 against the line. The line of credit agreement includes certain financial covenants that became effective on March 31, 2020. The Company was in compliance with the covenants at September 30, 2020. No additional borrowing is permitted under the lines.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In August 2020, the Company issued a note for approximately $42,000 for the purchase of equipment. The note is secured by the purchased equipment, bears interest at 1.9% and is payable in 60 equal monthly installments maturing August 2025.

In April 2020, the Company’s Biox subsidiary issued a note RMB1,000,000 (approximately $147,000) with a Chinese bank for working capital purposes. The note is secured by the assets of Biox. It matures April 15, 2021 and bears interest at 4.35% per annum.

In April 2020 the Company repaid $1.2 million of the MedTech note (see Note N). The remaining balance of $3.6 million is due on April 30, 2021 and bears interest at 6% per annum.

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to directors, employees, and a shareholder (see Note N). $400,000 and $530,000 of the notes were repaid in June and July 2020, respectively.

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

●
Continues to record the proceeds from the loan as a liability until either (i) the loan is partly or wholly forgiven and the debtor has been legally released or (ii) the debtor pays off the loan.

●
Reduces the liability by the amount forgiven and records a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received.

Amounts outstanding on the PPP Note are at the annual interest rate of 1%. During the first six months of the PPP Note, there is no principal nor interest required to be paid. Thereafter, to the extent the PPP Note is not forgiven under the Program, the outstanding balance of the PPP Note converts to an amortizing term loan payable monthly over an eighteen-month period, which has been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP Note can be prepaid at any time without penalty.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

After reviewing the applicable terms and conditions of the Flexibility Act, the Company elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period less than 24 weeks. In October 2020, the Company submitted its application to PNC for forgiveness of the PPP Note in an amount equal to the sum of the following costs incurred by the Company during the covered period beginning on the date of first disbursement of the PPP Note proceeds:

(a) payroll costs;
(b) any payment of interest on a covered mortgage obligation;
(c) any covered rent payment; and
(d) any covered utility payment.

The amount of forgiveness is calculated in accordance with the requirements of the Program. In this regard, no more than 40% of the amount forgiven can be attributable to non-payroll costs.

NOTE M – SALE OF EQUITY IN THE EECP BUSINESS

On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed to in September 2019 hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a three-year Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020, the effective date of the sale.

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

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company’s share of EECP Global’s income (loss) was approximately $22,000 and $(17,000), respectively. At September 30, 2020, the Company recorded a receivable due from related parties of approximately $84,000 on its condensed consolidated balance sheet for amounts due it from EECP Global for fees and cost reimbursements.

NOTE N – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $232,000 and $344,000 for the nine-month periods ended September 30, 2020 and 2019, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its $4,800,000 promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. In April 2020, $1.2 million in principal was repaid in consideration of Medtech extending the maturity date of $3.6 million of the Notes to April 30, 2021 and reducing the interest rate to 6% per annum. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. Interest charges aggregating approximately $56,000 were outstanding at June 30, 2020 and paid on July 1, 2020. The $3.6 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2020.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $55,000 and $63,000 were billed by the firm for the three-month periods ended September 30, 2020 and 2019, respectively, and fees of approximately $173,000 and $218,000 were billed by the firm for the nine-month periods ended September 30, 2020 and 2019, respectively, at which times no amounts were outstanding.

On August 6, 2014 the Company acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China for cash and notes of Chinese Yuan RMB13,250,000 (approximately $2,151,000 at the acquisition date). In August 2019, the Company modified the notes, which had a remaining principal balance of RMB2,250,000, to change the interest rate from 9% to 10% per annum, effective August 27, 2019, and to extend the maturity date from August 26, 2019 to February 26, 2020. Unsecured notes and accrued interest aggregating approximately $339,000 was payable to officers of Biox at December 31, 2019. The notes and accrued interest were repaid in March 2020.

In the year ended December 31, 2019, the Company issued notes aggregating $930,000 to third parties, including directors and employees. The notes matured from January 2020 to July 2020 and bore interest at 10% per annum payable quarterly. In March 2020, the notes were extended for six months, substantially all of which matured by November 2020, at a reduced interest rate of 8%, and permitted prepayment without penalty. In June and July 2020, the Company repaid the notes and accrued interest.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic which has already adversely affected operating results; the effect of the dramatic changes taking place in IT and healthcare; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreement and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the United States economy and it is anticipated that its negative impact to the Company’s financial condition and results of operations will continue. At this time we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. Equipment orders in our professional sales service segment have been negatively impacted, and we do anticipate continued negative impact in all our business at least through the fourth quarter, in particular in our professional sales service segment for the diagnostic imaging equipment. Moreover, we have also experienced the negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may impact our operations beyond the fourth quarter of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Most of our employees have been working remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan, substantially all of which shall qualify for forgiveness, has been used to principally cover our payroll costs, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients.

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

Results of Operations – For the Three Months Ended September 30, 2020 and 2019

Revenues

Total revenue for the three months ended September 30, 2020 and 2019 was $17,534,000 and $18,727,000, respectively, representing a decrease of $1,193,000, or 6% year-over-year. On a segment basis, revenue in the IT, professional sales service and equipment segments decreased $652,000, $535,000 and $6,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2020 was $10,833,000 compared to $11,485,000 for the three months ended September 30, 2019, a decrease of $652,000, or 6%, of which $414,000 resulted from a decrease in the operations of the healthcare IT VAR business and $238,000 resulted from lower NetWolves revenue. Our monthly recurring revenue in the IT segment accounted for $10,183,000 or 94% of the segment revenue in the third quarter of 2020, and $10,524,000 or 92% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $5,801,000 in the third quarter of 2020, a decrease of 8%, as compared to $6,336,000 in the same quarter of 2019. The decrease in commission revenues was due primarily to a decrease in the volume of underlying equipment delivered by GEHC during the period. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2020, $16,634,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,250,000 was long-term. At September 30, 2019, $17,069,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,376,000 was long-term. The decrease in deferred revenue is principally due to a decrease in new orders booked. We anticipate that revenue will increase in the fourth quarter of 2020 as deliveries increase.

Revenue in the equipment segment decreased by $6,000, or 0.7%, to $900,000 for the three-month period ended September 30, 2020 from $906,000 for the same period of the prior year. The decrease was principally due to lower sales of EECP® equipment as a result of the sale of equity in the EECP business.

Gross Profit

Gross profit for the three months ended September 30, 2020 and 2019 was $9,879,000, or 56% of revenue, and $10,841,000, or 58% of revenue, respectively, representing a decrease of $962,000, or 9% year-over-year. On a segment basis, gross profit in the equipment segment increased $113,000, or 20%, while gross profit in the IT and professional sales service segments decreased $588,000, or 12%, and $487,000, or 9%, respectively.

IT segment gross profit for the three months ended September 30, 2020 was $4,483,000, or 41% of the segment revenue, compared to $5,071,000, or 44% of the segment revenue for the three months ended September 30, 2019. The year-over-year decrease of $588,000, or 12%, was primarily a result of lower margin product sales mix of network and managed services and lower sales volume in the IT VAR business.

Professional sales service segment gross profit was $4,709,000, or 81% of segment revenue, for the three months ended September 30, 2020 as compared to $5,196,000, or 82% of the segment revenue, for the three months ended September 30, 2019, reflecting a decrease of $487,000, or 9%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the third quarter of 2020 than in the same period last year. Cost of commissions in the professional sales service segment of $1,092,000 and $1,140,000, for the three months ended September 30, 2020 and 2019, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $687,000, or 76% of segment revenues, for the third quarter of 2020 compared to $574,000, or 63% of segment revenues, for the same quarter of 2019. The $113,000, or 20%, increase in gross profit was the result of an increase in gross profit margin due to a higher proportion of high margin products in the sales mix when lower margin EECP equipment sales were no longer included in the financial statements for the third quarter of 2020, compared to the third quarter of 2019.

Operating Income

Operating income for the three months ended September 30, 2020 and 2019 was $1,254,000 and $805,000, respectively, representing an increase of $449,000, or 56%, as operating costs (below) decreased much more than gross profit did, year-over-year. On a segment basis, operating income in the professional sales service and equipment segments increased by $133,000 and $424,000, respectively, while operating income in the IT segment decreased by $110,000.

Operating income in the IT segment decreased to $159,000 for the three-month period ended September 30, 2020 as compared to operating income of $269,000 in the same period of 2019, due to lower gross profit partially offset by lower selling, general, and administrative (“SG&A”) costs. Operating income in the professional sales service segment increased $133,000 in the three-month period ended September 30, 2020 as compared to operating income in the same period of 2019, due to lower SG&A costs partially offset by lower gross profit. The equipment segment reported operating income of $142,000 in the third quarter of 2020, compared to an operating loss of $282,000 in the third quarter 2019, an improvement of $424,000. The improvement was due to a combination of higher gross profit and lower SG&A and R&D costs.

SG&A costs for the three months ended September 30, 2020 and 2019 were $8,451,000 and $9,840,000, respectively, representing a decrease of $1,389,000, or 14% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $492,000 in the third quarter of 2020 from the same quarter of the prior year due to reduced personnel costs; SG&A costs in the professional sales service segment decreased $622,000 due mainly to lower travel costs; and SG&A costs in the equipment segment decreased $273,000 due mainly to lower personnel costs. Corporate costs not allocated to segments decreased by $2,000 in the three months ended September 30, 2020 from the same period in 2019.

Research and development (“R&D”) expenses were $174,000, or 1% of revenues, for the third quarter of 2020, a decrease of $22,000, or 11%, from $196,000, or 1% of revenues, for the third quarter of 2019. The decrease is primarily attributable to lower product development expenses and a reduction in technical staff in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:
(in thousands)
	Three months ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Net income	$1,146	$562
Interest expense (income), net	133	268
Income tax (benefit) expense	11	11
Depreciation and amortization	610	679
Share-based compensation	15	25
Adjusted EBITDA	$1,915	$1,545

Adjusted EBITDA increased by $370,000, to $1,915,000 in the quarter ended September 30, 2020 from $1,545,000 in the quarter ended September 30, 2019. The increase was attributable to the increase in net income, partially offset primarily by the decrease in interest expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2020 was $(97,000) as compared to $(232,000) for the corresponding period of 2019. The decrease in interest and other income (expense) was due primarily to lower interest expense due to principal payments against the line of credit and other notes payable.

Income Tax Expense

For the three months ended September 30, 2020 and 2019, respectively, we recorded income tax expense of $11,000 for applicable state taxes.

Net Income

Net income for the three months ended September 30, 2020 was $1,146,000 as compared to $562,000 for the three months ended September 30, 2019, representing an improvement of $584,000, or 104%. Earnings per share of $0.01 and $0.00 was recorded in the three-month periods ended September 30, 2020 and 2019, respectively. The principal cause of the increase in net income is the increase in equipment segment and professional sales service segment operating income due primarily to lower SG&A costs.

Results of Operations – For the Nine months Ended September 30, 2020 and 2019

Revenues

Total revenue for the nine months ended September 30, 2020 and 2019 was $51,159,000 and $51,794,000, respectively, representing a decrease of $635,000, or 1% year-over-year. On a segment basis, revenue in the professional sales service segment increased $806,000, while revenue in the IT and equipment segments decreased $1,223,000 and $218,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2020 was $32,994,000 compared to $34,217,000 for the nine months ended September 30, 2019, a decrease of $1,223,000, or 4%, as a result of a $1,007,000 decrease in healthcare IT VAR revenues and a $216,000 revenue decrease in our NetWolves operation.

Commission revenues in the professional sales service segment were $15,688,000 in the first nine months of 2020, an increase of 5%, as compared to $14,882,000 in the first nine months of 2019. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period. We expect deliveries and revenue to improve through the remainder of 2020. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.

Revenue in the equipment segment decreased by $218,000, or 8%, to $2,477,000 for the nine-month period ended September 30, 2020 from $2,695,000 for the same period of the prior year. The decrease was principally due to a decrease in EECP® revenues as a result of the sale of equity in the EECP® business, partially offset by increased sales in our China operations.

Gross Profit

Gross profit for the nine months ended September 30, 2020 and 2019 was $27,495,000, or 54% of revenue, and $28,139,000, or 54% of revenue, respectively, representing a decrease of $644,000, or 2% year-over-year. On a segment basis, gross profit in the professional sales service and equipment segments increased $524,000 and $76,000, respectively, while gross profit in the IT segment decreased $1,244,000.

IT segment gross profit for the nine months ended September 30, 2020 was $13,182,000, or 40% of the segment revenue, compared to $14,426,000, or 42% of the segment revenue for the nine months ended September 30, 2019, with decreases of $693,000 and $551,000 from the IT VAR and NetWolves businesses, respectively, as a result of lower sales and lower margin product mix.

Professional sales service segment gross profit was $12,626,000, or 80% of segment revenue, for the nine months ended September 30, 2020 as compared to $12,102,000, or 81% of the segment revenue, for the nine months ended September 30, 2019, reflecting an increase of $524,000, or 4%. The increase in absolute dollars was due to higher commission revenue primarily as a result of higher volume of GEHC equipment delivered during the first nine months of 2020 than in the same period last year, offset by higher commission expense in the first nine months of 2020 compared to the same period of 2019.

Cost of commissions in the professional sales service segment of $3,062,000 and $2,780,000, for the nine months ended September 30, 2020 and 2019, respectively, reflected commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is recognized.

Equipment segment gross profit increased to $1,687,000, or 68% of segment revenues, for the first nine months of 2020 compared to $1,611,000, or 60% of segment revenues, for the same period of 2019, due to higher margin product mix, partially offset by lower sales volume, in the first nine months of 2020, compared to the same period of 2019.

Operating Loss

Operating loss for the nine months ended September 30, 2020 and 2019 was $530,000 and $2,369,000, respectively, representing an improvement of $1,839,000, primarily due to lower operating costs partially offset by lower gross profit. On a segment basis, operating loss increased by $614,000 in the IT segment and decreased by $808,000 in the equipment segment. Operating income in the professional sales service segment increased by $1,525,000 to $1,038,000 in the first nine months of 2020 from an operating loss of $487,000 in the same period of 2019.

Operating loss in the IT segment increased in the nine-month period ended September 30, 2020 as compared to the same period of 2019 due to lower gross profit and higher research and development costs, partially offset by lower SG&A costs. Operating income in the professional sales service segment increased in the nine-month period ended September 30, 2020 as compared to the same period of 2019 due to higher gross profit and lower SG&A costs. Operating loss in the equipment segment decreased in the nine-month period ended September 30, 2020 as compared to the same period of 2019 due to higher gross profit and lower SG&A and R&D costs.

SG&A costs for the nine months ended September 30, 2020 and 2019 were $27,486,000 and $29,884,000, respectively, representing a decrease of $2,398,000, or 8% year-over-year. On a segment basis, SG&A costs for the nine months ended September 30, 2020 decreased in the IT segment by $669,000 to $13,816,000, from $14,485,000 for the corresponding period of the prior year, due primarily to decreased personnel, travel and marketing costs, and decreased in the professional sales service segment by $1,002,000 to $11,586,000, from $12,588,000 for the corresponding period of the prior year, due to lower personnel and travel costs. SG&A costs in the equipment segment for the nine months ended September 30, 2020 decreased $607,000 to $1,436,000, from $2,043,000 for the corresponding period of the prior year, due primarily to lower personnel and travel costs. Corporate costs not allocated to segments decreased in the same period by $120,000 to $647,000 from $767,000, due primarily to lower accounting and legal fees.

Research and development (“R&D”) expenses were $539,000, or 1% of revenues, for the first nine months of 2020, a decrease of $85,000, or 14%, from $624,000, or 1% of revenues, for the first nine months of 2019. The decrease is primarily attributable to lower product development expenses and staff reductions in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

(in thousands)
	Nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Net loss	$(818)	$(3,037)
Interest expense (income), net	546	711
Income tax (benefit) expense	(97)	49
Depreciation and amortization	1,861	2,024
Share-based compensation	69	123
Adjusted EBITDA	$1,561	$(130)

Adjusted EBITDA improved by $1,691,000, to $1,561,000 in the nine months ended September 30, 2020 from $(130,000) in the nine months ended September 30, 2019. The improvement was primarily attributable to lower net loss, partially offset by lower interest costs.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2020 was $(385,000) as compared to $(619,000) for the corresponding period of 2019. The decrease was due primarily to the $110,000 gain on sale of equity in the EECP business and lower interest costs due to principal payments against the line of credit and Medtech notes payable.

Income Tax (Expense) Benefit

For the nine months ended September 30, 2020, we recorded income tax benefit of $97,000 as compared to income tax expense of $(49,000) for the corresponding period of 2019. The change arose mainly from the release of deferred foreign tax liabilities.

Net Loss

Net loss for the nine months ended September 30, 2020 was $818,000 compared to net loss of $3,037,000 for the nine months ended September 30, 2019, representing a decrease in net loss of $2,219,000. Our net loss per share was $0.00 and $0.02 in the nine-month periods ended September 30, 2020 and 2019, respectively. The principal causes of the decrease in net loss is the increase in operating income in the professional sales service segment and decrease in operating loss in the equipment segment, partially offset by the increase in operating loss in the IT segment.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At September 30, 2020, we had cash and cash equivalents of $6,865,000 and negative working capital of $12,952,000, compared to cash and cash equivalents of $2,124,000 and negative working capital of $7,469,000 at December 31, 2019. $7,392,000 in negative working capital at September 30, 2020 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $4,734,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $1,320,000 and cash provided by operating assets and liabilities of $3,414,000, during the nine months ended September 30, 2020, compared to cash used in operating activities of $2,050,000 for the same period in 2019. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $8,615,000, offset by decreases in accounts payable, accrued commissions, and deferred revenue of $2,307,000, $1,171,000, and $1,923,000, respectively.

Cash provided by investing activities during the nine-month period ended September 30, 2020 was $515,000 of which $1,150,000 was provided by the sale of equity in the EECP business, offset by $635,000 used for the purchase of equipment and software.

Cash used in financing activities during the nine-month period ended September 30, 2020 was $465,000 primarily as a result of repayments of lines of credit, notes payable, and finance leases aggregating $4,218,000, partially offset by $3,754,000 in proceeds from notes payable.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

It is anticipated that the COVID-19 pandemic will continue to adversely impact our operations during and beyond the remaining quarter of 2020, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2020