Form 10-K
period 2020-12-31
VASO Corp
filed 2021-05-05
CIK 839087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of common stock held by non-affiliates was approximately $1.9 million based on the closing sales price of the common stock as quoted on the OTC PK on June 28, 2020.

At April 23, 2021, the number of shares outstanding of the issuer's common stock was 174,936,212.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

EXHIBITS

Exhibit 31  Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32  Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1 – BUSINESS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).
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
●
GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business now all under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions. These devices primarily consist of cardiovascular diagnostic and therapeutic systems, including:

●
Biox™ series Holter monitors and ambulatory blood pressure recorders.
●
ARCS™ series analysis, reporting and communication software for ECG and blood pressure signals.
●
MobiCare™ multi-parameter wireless vital-sign monitoring system.
●
EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

In June 2014, the Company began its IT segment business by concluding the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments currently served by VasoHealthcare. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business.

In May 2015, the Company further expanded its IT business segment by acquiring all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”), pursuant to an asset purchase agreement. NetWolves designs and delivers efficient and cost-effective multi-network and multi-technology solutions as a managed network provider, as well as provides a complete single-source solution that includes design, network redundancy, application device management, real-time network monitoring, reporting and support systems as a comprehensive solution.

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a local government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK. On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK for $1,150,000. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a three-year Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020, the effective date of the sale.

Management

The Company currently bases its headquarters in Plainview, Long Island, NY pursuant to a lease which expires in September 2022. Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer (“CEO”), Co-Chief Financial Officer and Secretary, Chief Operating Officer (“COO”), and Co-Chief Financial Officer and Treasurer.

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

In the professional sales services segment, we sell GEHC diagnostic imaging products to our assigned market through a nationwide team of approximately 65 sales employees led by several regional managers and an executive team who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic and other support staff, as well as applicable GEHC employees.

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

Competition

In the U.S. diagnostic imaging market where we sell GEHC products, our main competitors include Siemens, Philips, Canon, and Hologic. Key competitive factors in the market include price, quality, finance availability, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. GEHC is a leading competitor in this market.

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

Compliance with Regulations in the United States

The Company has received appropriate US FDA premarket notification (510(k)) clearance for all its products marketed and sold in the United States, including EECP® therapy systems and Biox™ ambulatory monitoring systems and analysis and report software. We continue to seek US FDA clearance or approval for new products prior to their introduction to the US market.

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

Foreign Regulation

In most countries where we seek to export our medical devices, a local regulatory clearance must be obtained. The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming. Our medical devices are all manufactured in accordance with ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agência Nacional de Vigilância Sanitária (ANVISA) approval for Brazil, Taiwan FDA (TFDA) for Taiwan, and the Saudi SFDA (MDMA) for the Kingdom of Saudi Arabia.

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

Intellectual Properties

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in Biox™ and MobiCare™ products. Moreover, trademarks have been registered for the names “Vaso”, “Vasomedical”, “VasoGlobal”, “VasoSolutions”, “VasoHealthcare”.

Through our China-based subsidiaries, we own thirty invention and utility patents in China that expire at various times through 2032, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

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

Employees

As of December 31, 2020, we employed 268 full-time persons, of which 15 are employed through our facility in Plainview, New York; 81 through VasoHealthcare; 8 through VasoHealthcare IT; 109 through our NetWolves operations; and 55 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts manufacturing activities primarily through its Biox facilities in China, while maintaining certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems. The Biox facilities manufacture ambulatory monitoring devices and other medical devices.

All manufacturing operations are conducted under the cGMP requirements, as set forth in the FDA Quality System Regulation, as well as ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive (MDD 93/42/EEC Annex II) and can apply CE marking to all of our current product models. Lastly, we are certified to comply with the requirements of the Brazilian Agência Nacional de Vigilância Sanitária (ANVISA). All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

We believe our manufacturing capacity and warehouse facility are adequate to meet the current and immediately foreseeable future demand for the production of our medical devices. We believe our suppliers of the other medical devices we distribute or represent are capable of meeting our demand for the foreseeable future.

Subsequent Event

In March 2021, the Company made principal payments aggregating $1.5 million on its lines of credit and $1.2 million on its MedTech Notes, and extended the maturity dates of its remaining line of credit and its MedTech Notes to June 30, 2022. The extensions require subsequent principal payments of $50,000 per quarter beginning June 30, 2021 through March 31, 2022 under both the line of credit and the MedTech Notes. No change was made to the interest rates in effect at the time of extensions.

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

Risks Related to the COVID-19 Pandemic

The impact of the COVID-19 pandemic on our markets and financial condition is difficult to predict and manage.

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, primarily customer orders in our IT and professional sales service segments and accounts receivable collections in our IT segment. The COVID-19 pandemic has caused us to modify our business practices, and we may take further actions as required by government authorities, our customers or as determined to be in the best interests of our associates, customers and business partners. There is no certainty that these measures will be sufficient to mitigate the risks posed by the virus and our ability to execute our business plans could be impacted. The magnitude and duration of the disruption and resulting decline in business activity is uncertain.

Financial Risks

Achieving profitable operations is dependent on several factors

We achieved profitability in the years ended December 31, 2020 after having incurred net losses from operations for the years ended December 31, 2019 and 2018. However, we still maintain a line of credit from a lending institution and debts from another party, all of which mature June 30, 2022. Our ability to sustain profitability is dependent on many factors, primarily being the sufficient and timely generation of cash, as well as attaining and maintaining profitability in our IT and equipment segments, as well as the success of our other strategic initiatives.

In March 2021, a payment of principal was made to the lending institution; as a result, one line of credit was paid off in full and closed and the other line of credit was paid down and extended to June 30, 2022. A separate payment of principal was made to MedTech and the remaining balance on the MedTech note was extended to mature on June 30, 2022.

Risks Related to Our Business

We currently derive a significant amount of our revenue and operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC. Under the GEHC Agreement, we have been appointed the exclusive representative for these products to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The GEHC Agreement had an initial term of three years commencing July 1, 2010 and in 2012 was extended for two additional years to June 30, 2015. In December 2014, the agreement was extended again through December 31, 2018. In December 2017, the agreement was further extended through December 31, 2022, including GEHC’s right to terminate without cause with certain conditions.

A significant amount of our revenue and operating income arise from activities under this agreement. Moreover, our performance and growth in the professional sales service segment depends partially on the territories, customer accounts and product modalities assigned to us by GEHC, and thus relies on our ability to demonstrate our added value as a channel partner, and on maintaining a positive relationship with GEHC. There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions or will be extended beyond the current expiration date. Should GEHC terminate the agreement, it would have a material adverse effect on our financial condition and results of operations.

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

The Company continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors. The occurrence of any of these risks, if severe enough, could have an adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

We currently maintain product liability insurance at $6,000,000 per occurrence and $6,000,000 in the aggregate. Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 15, 2022 and with a base annual rental of approximately $74,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2022 with an annual rental of approximately $180,000. VHC-IT leases a 3,500 square foot facility in Nashville, Tennessee on a month-to-month basis with an annual cost of $49,000. The Company is evaluating possible renewal options and believes sufficient space is available at similar cost in Nashville. We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our engineering and production facilities in China. Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2023, September 2023, and December 2023 at an aggregate annual cost of approximately $76,000. Such leases are renewable upon expiration.

PART II

ITEM 5 –
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market under the symbol VASO. The number of record holders of common stock as of April 23, 2021, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2020		Year ended December 31, 2019
	High	Low	High	Low
First quarter	$0.04	$0.02	$0.04	$0.03
Second quarter	$0.04	$0.02	$0.03	$0.02
Third quarter	$0.03	$0.02	$0.02	$0.02
Fourth quarter	$0.09	$0.02	$0.03	$0.01

The last bid price of the Company's common stock on April 23, 2021, was $0.09 per share.

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

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the current COVID-19 pandemic; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K.

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the United States economy and it is anticipated that its negative impact to the Company’s financial condition and results of operations will continue. At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. Equipment orders in our professional sales service segment have been negatively impacted, and we do anticipate continued negative impact in all our business at least through the next few quarters, in particular in our professional sales service segment for the diagnostic imaging equipment. Moreover, we have also experienced the negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may impact our operations in 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Most of our employees have been working at least partially remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act (the “PPP loan”). This loan, substantially all of which should qualify for forgiveness, has been used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients. We have applied for forgiveness of the PPP loan.

Our Business Segments

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●
Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).
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
●
GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions. These devices primarily consist of cardiovascular diagnostic and therapeutic systems, including:

●
Biox™ series Holter monitors and ambulatory blood pressure recorders.
●
ARCS™ series analysis, reporting and communication software for ECG and blood pressure signals.
●
MobiCare™ multi-parameter wireless vital-sign monitoring system.
●
EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

●
Continue to effectively reduce operating costs.
●
Continue to expand our product and service offerings as well as market penetration in the business of our IT segment.
●
Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.
●
Maintain and grow our equipment business by increasing efficiency and exploring new revenue models.
●
Continue to seek accretive partnership opportunities.

Revision of prior year financial statements

The income statement, balance sheet and changes in stockholders’ equity for the year ended December 31, 2019 have been corrected for immaterial errors as a result of what we believe to be the misappropriation of funds by a mid-level management employee, who was not an officer or director of the Company. The correction includes $190 thousand in additional SG&A expense in the year ended December 31, 2019 and a beginning balance addition of total $907 thousand to accumulated deficit at January 1, 2019, of which $333 thousand represents a charge as of the May 2015 acquisition date of the subsidiary affected. The effect on net income (loss) for each of the years ended December 31, 2015 through December 31, 2018 is not material. The individual was suspended on March 29, 2021 and was terminated effective April 1, 2021. Upon additional examination and comprehensive review, the Company believes that this was an isolated incident and non-recurring. The Company has taken immediate steps to implement additional internal control procedures. See also Item 9A – Controls and Procedures.

In addition, the Company noted accounting errors in our IT segment where certain regulatory fees billed to our customers during the years 2016 through 2019 were partially recorded as revenue. Correction of such errors resulted in a $147 thousand addition to accumulated deficit at January 1, 2019 and the reversal of $231 thousand in revenue in the year ended December 31, 2019.

See Note B for tabular presentation of selected line items from the Company's Consolidated Financial Statements illustrating the effect of these corrections.

Results of Operations – For the Years Ended December 31, 2020 and 2019

Total revenues decreased by $5,665,000, or 7.5%, to $69,850,000 in the year ended December 31, 2020, from $75,515,000 in the year ended December 31, 2019. We reported net income (loss) of $358,000 and $(382,000) for the years ended December 31, 2020 and 2019, respectively, an improvement of $740,000. The change to net income from net loss was primarily due to lower operating expenses partially offset by lower gross profit. Our net income (loss) was $0.00 and $(0.00) per basic and diluted common share for the years ended December 31, 2020 and 2019, respectively.

Revenues

Revenue in the IT segment was $43,894,000 for the year ended December 31, 2020 as compared to $45,505,000 for the prior year, a decrease of $1,611,000, or 3.5%, of which $1,557,000 was attributable to a decline in VHC-IT revenues and $54,000 to a decrease in NetWolves revenues.

Commission revenues in the professional sales service segment decreased by $3,343,000, or 12.8%, to $22,865,000 in the year ended December 31, 2020, as compared to $26,208,000 in the year ended December 31, 2019. The decrease was primarily due to lower volume of GEHC equipment delivered in 2020 coupled with a lower blended commission rate for equipment delivered in 2020. As discussed in Note C to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2020, the Company recorded on its consolidated balance sheet deferred commission revenue of $17,689,000 for this segment (of which $6,178,000 is long-term), a decrease of $876,000, or 4.7%, compared to $18,565,000 of deferred commission revenue at December 31, 2019 (of which $6,645,000 was long-term). The decrease in deferred revenue is due principally to lower total orders booked during the year, partially offset by the decrease in equipment deliveries over the same period.

Revenue in our equipment segment decreased 18.7% to $3,091,000 for the year ended December 31, 2020 from $3,802,000 for the year ended December 31, 2019, as a result of including EECP operations only for the first quarter of 2020 in the consolidated financials but for the full year of 2019, partially offset by a revenue increase in our China operations. In April 2020, the Company sold 51% of the equity in its EECP business and does not consolidate these operations after such date. With EECP revenues all excluded in 2020 and 2019, equipment segment revenue would be respectively $2,726,000 and $2,532,000, an increase of $194,000, or 7.7%, mainly a result of higher revenue in our China operations. As of December 31, 2020, the Company recorded on its consolidated balance sheet for this segment $15,000 of deferred revenue, of which $10,000 is long-term, compared to $778,000 of deferred revenue at December 31, 2019, of which $354,000 was long-term, a decrease of $763,000 or 98.1%. The decrease in deferred revenue is due principally to the sale of a majority equity stake in the EECP business.

Gross Profit

The Company recorded gross profit of $38,571,000, or 55% of revenue, for the year ended December 31, 2020, compared to $42,432,000, or 56% of revenue, for the year ended December 31, 2019. The decrease of $3,861,000, or 9.1%, was due primarily to a $2,679,000 decrease in the professional sales service segment and a $1,108,000 decrease in the IT segment, both as a result of lower revenues.

IT segment gross profit decreased to $17,682,000, or 40% of segment revenues, for the year ended December 31, 2020 as compared to $18,790,000, or 41% of segment revenues, in the prior year, a decrease of $1,108,000, of which $909,000 was attributable to VHC-IT and $199,000 was attributable to NetWolves, resulting mainly from lower VHC-IT revenues and higher Netwolves costs.

Professional sales service segment gross profit was $18,608,000, or 81% of the segment revenues, for the year ended December 31, 2020, a decrease of $2,679,000, or 12.6%, from segment gross profit of $21,287,000, or 81% of the segment revenue, for the year ended December 31, 2019. The decrease in gross profit was due primarily to the decrease in equipment delivery volume. Cost of commissions decreased by $664,000, or 13.5%, to $4,257,000 for the year ended December 31, 2020, as compared to cost of commissions of $4,921,000 in 2019. The decrease is due primarily to the decrease in delivery volume. Cost of commissions reflects commission expense associated with certain recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased to $2,281,000, or 74% of equipment segment revenues, for the year ended December 31, 2020 compared to $2,355,000, or 62% of equipment segment revenues, for the year ended December 31, 2019, due primarily to the inclusion of EECP operations only for the first quarter of 2020 in the consolidated financials but for the full year of 2019, partially offset but an increase in gross profit of our China operations. Excluding EECP operations from both 2020 and 2019 numbers, gross profit in the equipment segment would be $2,040,000 (74.8% of segment revenue) and $1,887,000 (74.5% of segment revenue), respectively, representing an increase of $153,000 or 8.1%, year over year. Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of training, maintenance and servicing, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $772,000 for the year ended December 31, 2020 compared to operating income of $591,000 for the year ended December 31, 2019, an increase of $181,000, or 30.6%. The improvement was primarily attributable to the decrease in operating loss in the equipment segment to $155,000 for the year ended December 31, 2020 from a loss of $855,000 for the prior year, an improvement of $700,000, due to lower operating expenses, partially offset by a decrease in operating income in the professional sales service segment to $2,977,000 for the year ended December 31, 2020 from $3,626,000 for the year ended December 31, 2019, due to lower gross profit partially offset by reduced operating expenses.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2020 and 2019 were $37,054,000, or 53% of revenues, and $41,028,000, or 54% of revenues, respectively, reflecting a decrease of $3,974,000 or 10%. The decrease in SG&A expenditures in the year ended December 31, 2020 resulted primarily from a $2,030,000 decrease in the professional sales service segment attributable mainly to lower sales personnel-related and travel costs; a $1,090,000 decrease in the IT segment due to lower personnel, marketing and travel costs; a $646,000 decrease in the equipment segment due mainly to the deconsolidation of the EECP business, and by a $208,000 decrease in corporate expenses reflecting lower legal and accounting fees.

Research and development (R&D) expenses of $745,000, or 1% of revenues, for the year ended December 31, 2020 decreased by $68,000, or 8%, from $813,000, or 1% of revenues, for the year ended December 31, 2019. The decrease is primarily attributable to lower new product development costs in our China operations.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

  (in thousands)

	Year ended December 31,
	2020	2019

Net income (loss)	$358	$(382)
Interest expense (income), net	675	962
Income tax (benefit) expense	(1)	111
Depreciation and amortization	2,462	2,681
Share-based compensation	88	141
Adjusted EBITDA	$3,582	$3,513

Adjusted EBITDA increased by $69,000, to $3,582,000 in the year ended December 31, 2020 from $3,513,000 in the year ended December 31, 2019. The increase was primarily attributable to the higher net income, partially offset by lower interest expense, income tax expense, depreciation and amortization, and share-based compensation costs, as compared to the prior year.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2020 and 2019, was $(415,000) and $(862,000), respectively, a decrease in net expense of $447,000. The decrease was due primarily to lower interest expense on our lines of credit and other debt instruments, and by the $110,000 gain on sale of equity in the EECP business.

Income Tax (Benefit) Expense

During the year ended December 31, 2020, we recorded income tax benefit of $1,000, as compared to income tax expense of $111,000 in the year ended December 31, 2019. The Company utilized $797,000 and $0 in net operating loss carryforwards for the years ended December 31, 2020 and 2019, respectively. The change to income tax benefit in 2020 arose primarily from lower foreign tax expense due to write-off of deferred tax liability. The Company has net operating loss carryforwards of approximately $45 million at December 31, 2020.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2020

We have financed our operations and investment activities primarily from working capital and borrowings. At December 31, 2020, we had cash and cash equivalents of $6,819,000 and negative working capital of $9,431,000. $9,162,000 in negative working capital at December 31, 2020 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows. At April 23, 2021 the Company’s cash and cash equivalents were approximately $9.5 million.

Cash provided by operating activities was $5,934,000 during the year ended December 31, 2020, which consisted of net income after non-cash adjustments of $3,377,000 and changes in operating assets and liabilities of $2,557,000. The changes in the account balances primarily reflect decreases in accounts and other receivables and deferred commission expenses of $5,050,000 and $407,000, respectively, partially offset by decreases in accounts payable, deferred revenue, and accrued commissions of $1,369,000, $870,000, and $791,000, respectively.

Cash used in investing activities during the year ended December 31, 2020 was $575,000 consisting of $1,000,000 in purchases of equipment and software and $725,000 in purchase of short-term investment, offset by $1,150,000 in proceeds from sale of equity in EECP Global.

Cash used in financing activities during the year ended December 31, 2020 was $553,000, primarily attributable to repayment of $1,375,000 on our lines of credit, and $2,930,000 in payments of notes and finance leases, partially offset by proceeds of $3,756,000 from notes payable, including $3,610,900 from a PPP loan.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months. It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations depending on the duration of the pandemic and the timing and success of the reopening of the economy.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

Effects of Inflation

We believe that inflation and changing prices over the past two years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies and Estimates

Note C of the Notes to Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies and estimates are as follows:

Revenue Recognition

We account for revenues in accordance with ASC 606, “Revenue from Contracts with Customers”, which was adopted as of January 1, 2018 on a modified retrospective basis.

ASC 606 requires certain judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures. Refer to Note C of the notes to consolidated financial statements for further discussion regarding significant judgments involved in our application of ASC 606.

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

We also comply with the provisions of the ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and December 31, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued Accounting Pronouncements

Note C of the Notes to Consolidated Financial Statements includes a description of the Company’s evaluation of recently issued accounting pronouncements.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 and have concluded that the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of December 31, 2020.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, due to a lack of segregation of duties at one of the Company’s subsidiaries.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of April 23, 2021, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	65	Chairman of the Board and Director	June, 2015
David Lieberman	76	Vice Chairman of the Board and Director	February, 2011
Jun Ma	57	President, Chief Executive Officer and Director	June, 2007
Jane Moen	41	Director	March, 2020
Behnam Movaseghi (1) (2)	67	Director	July, 2007
Edgar Rios (1)	68	Director	February, 2011

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the year ended December 31, 2020, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans. During the year ended December 31, 2020, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2020 there were:

●
4 meetings of the Board of Directors
●
4 meetings of the Audit Committee
●
1 meeting of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2020 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of April 23, 2021 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	57	President, Chief Executive Officer
Peter C. Castle	52	Chief Operating Officer
Michael J. Beecher	76	Co-Chief Financial Officer and Secretary
Jonathan P. Newton	60	Co-Chief Financial Officer and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2020	500,000	75,000					59,548	634,548
Chief Executive Officer	2019	447,917		100,000				33,767	581,684
Peter C. Castle	2020	343,437	52,500					13,950	409,887
Chief Operating Officer	2019	350,000						15,308	365,308
Jane Moen	2020	275,000	74,250	20,000				11,450	380,700
President of VasoHealthcare	2019	275,000	165,000					7,114	447,114
Michael J. Beecher	2020	120,000	12,600					3,360	135,960
Co-Chief Financial Officer and Secretary	2019	167,500						5,218	172,718
Jonathan P. Newton	2020	190,000	30,000					8,722	228,722
Co-Chief Financal Officer and Treasurer	2019	175,000		15,000				7,084	197,084

(1)
Represents fair value on the date of grant. See Note C to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2020 for a discussion of the relevant assumptions used in calculating grant date fair value.
(2)
Represents tax gross-ups, lodging and vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2020:

		Option Awards			Stock Awards
NameNumber of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned OptionsOption Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD				3,000,000	270,000	-	-

Jane Moen				800,000	72,000	-	-

Jonathan P. Newton				400,000	36,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	1,000,000	6/1/2021
	1,000,000	6/1/2022
	1,000,000	6/1/2023

Jane Moen	200,000	4/1/2021
	200,000	4/1/2022
	200,000	4/1/2023
	200,000	4/1/2024

Jonathan P. Newton	100,000	1/1/2021
	100,000	1/1/2022
	100,000	1/1/2023
	100,000	1/1/2024

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

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2020 and 2019 the Company made discretionary contributions of approximately $114,000 and $118,000, respectively, to match a percentage of employee contributions.

Director's Compensation

Non-employee directors receive a fee of $2,500 for each Board of Directors and Committee meeting attended. Committee chairs receive an annual fee of $5,000. Non-employee directors also receive an annual fee of $30,000. These fees have been paid in cash.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	40,000	-	-	-	-	22,961	62,961
Joshua Markowitz	50,000	-	-	-	-	-	50,000
Behnam Movaseghi	55,000	-	-	-	-	-	55,000
Edgar Rios	55,000	-	-	-	-	-	55,000

(1)
Represents health benefit premiums.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2020, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of April 23, 2021 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3) .	56,088,318	32.06%
Jun Ma, PhD **	10,298,146	5.89%
Peter Castle **	3,125,000	1.79%
Edgar Rios ** ..	1,625,000	*
David Lieberman **	1,599,200	*
Jane Moen **…	1,438,421	*
Jonathan Newton ** .	1,275,000	*
Michael J. Beecher ** .	1,240,400	*
Behnam Movaseghi ** .	1,189,404	*

** Directors and executive officers as a group
(9 persons).….…...….…..…...….	77,878,889	44.52%

*Less than 1% of the Company's common stock

(1)
No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)
Applicable percentages are based on 174,936,212 shares of common stock outstanding as of April 23, 2021, adjusted as required by rules promulgated by the SEC.
(3)
Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, he has voting power and dispositive power over 55,738,318 shares of our common stock in his capacity as executor of the estate of Simon Srybnik (the “Estate”), comprised of the following: 25,714,286 shares of common stock owned by Kerns Manufacturing, of which the Estate is the majority shareholder; 17,815,007 shares of common stock owned by Living Data Technology Corp, of which the Estate is the majority shareholder; and 12,209,025 shares of common stock owned by the Estate.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	191,666	$0.00	11,005,580

Total	191,666		11,005,580

(1)
Includes 25,000 and 166,666 shares of restricted common stock granted, but unissued, under the 2013 Plan and 2016 Plan, respectively. The exercise price for the stock grants is zero. 805,580 shares, 1,700,000 shares, and 8,500,000 shares remain available for future grants under the 2013 Plan, 2016 Plan, and 2019 Plan, respectively.

See Note Q to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

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

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTech pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves. In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes; in July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement. MedTech was formed to acquire the Notes, and of the total $4,800,000 Notes it acquired, $2,200,000 was provided by our directors and officers and a relative of a director.

The Notes bear interest at an annual rate of 6%, mature on June 30, 2022 (see Note U), may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes and as a result, MedTech was granted a subordinated security interest in the Company’s assets. As set forth in the following table, three directors and an officer of the Company provided funds in excess of $120,000 through Medtech during 2015. Principal and interest payments for the year ended December 31, 2020 and amounts payable at December 31, 2020 to these four parties are as indicated in the table below:

	Principal Paid	Principal Outstanding	Interest Paid	Interest Payable
Peter C. Castle	$187,500	$562,500	$55,438	$8,625
David Lieberman	$175,000	$525,000	$51,742	$8,050
Jun Ma, PhD	$75,000	$225,000	$22,175	$3,450
Edgar Rios	$62,500	$187,500	$18,479	$2,875

In 2020, the Company extended the maturity date of notes issued in 2019 to a director and an officer in excess of $120,000. Principal and interest payments for the year ended December 31, 2020 and amounts payable at December 31, 2020 to these two parties are as indicated in the table below:

	Principal Paid	Principal Outstanding	Interest Paid	Interest Payable
Edgar Rios	$300,000	$-	$17,496	$-
Peter C. Castle	$250,000	$-	$18,671	$-

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors. He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company. Fees of approximately $227,000 were billed by the firm for the year ended December 31, 2020 at which date no amount was outstanding.

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

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2020, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP, as our current independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2020 and 2019, respectively. The following table sets forth all fees for such periods:

	2020	2019
Audit fees	$260,000	$202,472
Tax fees	-	-
All other fees	-	-

Total	$260,000	$202,472

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
2016 Stock Plan (13)
(l)
2019 Stock Plan (14)

(21)                           Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Vaso Diagnostics, Inc.	New York	100%
VasoMedical, Inc.	Delaware	100%
Vasomedical Global Corp.	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
NetWolves Network Services LLC	Florida	100%
EECP Global Corporation	New York	49%
Fast Growth Enterprises Limited	British Virgin Islands	100%

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
(14)
Incorporated by reference to Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2021.

VASO CORPORATION

Date	By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 4, 2021, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer and Director (Principal Executive Officer)
Jun Ma

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Joshua Markowitz	Chairman of the Board
Joshua Markowitz

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Jane Moen	Director
Jane Moen

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity	F-5
for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows	F-6
for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements	F-7-F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognized from commission sales with General Electric Healthcare (GEHC)

Description of the Matter

As discussed in Notes A and C to the consolidated financial statements, the Company, through its wholly-owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC diagnostics imaging equipment to specific market segments and recognized commission revenue when the underlying equipment/services have been delivered/completed by GEHC. VHC has a total commission revenue of $22,865 (in thousands) for the year ended December 31, 2020, and 100% of it is with GEHC.

We identified the testing of commission revenue generated from GEHC as a critical audit matter. Specifically, the commission revenue is calculated through complicated formula including order data from various files obtained from GEHC monthly and is stored in a excel file and based on the one master agreement and various subsequent amendments between GEHC and the Company. The audit of the excel file requires significant efforts from auditors due to the volume of data, the size of the file, and the complexity of the formulas inside of the file.

How We Addressed the Matter in Our Audit

During the audit, we obtained an understanding of the design and implementation of the internal control over the revenue recognition process including certain general computer controls, applications controls and monitor controls and tested access control of the master excel worksheet. For selected orders based on our judgment, we inspected the Company’s master file, traced the data source to the various files that are further directly confirmed with GEHC, tested the formula for its accuracy and reasonableness and agreed the commission rates and incentives to the agreements between GEHC and further confirmed with GEHC on the incentives as to which sales region achieved the incentive target.

/s/ Malone Bailey LLP

www.malonebaily.com

We have served as the Company’s auditor since June 2019.

Houston, Texas
May 4, 2021

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,819	$2,124
Short-term investments	766	-
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,208 at December 31, 2020
and $4,285 at December 31, 2019	9,776	15,852
Receivables due from related parties	18	18
Inventories	1,384	1,941
Deferred commission expense	2,354	2,785
Prepaid expenses and other current assets	1,151	1,339
Total current assets	22,268	24,059

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$8,833 at December 31, 2020 and $7,560 at December 31, 2019	3,885	4,954
OPERATING LEASE RIGHT OF USE ASSETS	1,009	870
GOODWILL	15,688	17,271
INTANGIBLES, net	3,949	4,301
OTHER ASSETS, net	2,190	2,586
INVESTMENT IN EECP GLOBAL	1,116	-
DEFERRED TAX ASSETS, net	271	323
Total assets	$50,376	$54,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,285	$7,654
Accrued commissions	1,474	2,102
Accrued expenses and other liabilities	4,867	5,344
Finance lease liabilities - current	190	170
Operating lease liabilities - current	540	549
Sales tax payable	621	887
Deferred revenue - current portion	11,516	12,345
Notes payable - current portion	5,970	2,700
Notes payable - related parties - current portion	-	1,233
Due to related party	236	19
Total current liabilities	31,699	33,003

LONG-TERM LIABILITIES
Notes payable, net of current portion	5,779	8,121
Notes payable - related parties, net of current portion	-	20
Finance lease liabilities, net of current portion	246	437
Operating lease liabilities, net of current portion	469	321
Deferred revenue, net of current portion	6,188	6,998
Deferred tax liability	-	124
Other long-term liabilities	910	1,026
Total long-term liabilities	13,592	17,047

COMMITMENTS AND CONTINGENCIES (NOTE S)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
185,244,299 and 183,744,376 shares issued at December 31, 2020 and December 31, 2019;
174,936,212 and 173,436,289 shares outstanding at December 31, 2020 and December 31, 2019	185	184
Additional paid-in capital	63,886	63,803
Accumulated deficit	(57,002)	(57,360)
Accumulated other comprehensive income (loss)	16	(313)
Treasury stock, at cost, 10,308,087 shares at December 31, 2020 and December 31, 2019	(2,000)	(2,000)
Total stockholders’ equity	5,085	4,314
	$50,376	$54,364

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)
	Year ended
	December 31,
	2020	2019
Revenues
Managed IT systems and services	$43,894	$45,505
Professional sales services	22,865	26,208
Equipment sales and services	3,091	3,802
Total revenues	69,850	75,515

Cost of revenues
Cost of managed IT systems and services	26,212	26,715
Cost of professional sales services	4,257	4,921
Cost of equipment sales and services	810	1,447
Total cost of revenues	31,279	33,083
Gross profit	38,571	42,432

Operating expenses
Selling, general and administrative	37,054	41,028
Research and development	745	813
Total operating expenses	37,799	41,841
Operating income	772	591

Other (expense) income
Interest and financing costs	(701)	(993)
Interest and other income, net	176	131
Gain on sale of equity in EECP Global	110	-
Total other (expense) income, net	(415)	(862)

Income (loss) before income taxes	357	(271)
Income tax benefit (expense)	1	(111)
Net income (loss)	358	(382)

Other comprehensive income (loss)
Foreign currency translation gain	142	2
Comprehensive income (loss)	$500	$(380)

Earnings (loss) per common share
- basic	$0.00	$(0.00)
- diluted	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	169,932	167,843
- diluted	170,846	167,843

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)
	Common Stock		Treasury Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in-Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at January 1, 2019	177,417	$178	(10,308)	(2,000)	$63,672	$(56,978)	$(315)	$4,557
Share-based compensation	6,327	6	-	-	135	-	-	141
Shares withheld for employee tax liability	-	-	-	-	(4)	-	-	(4)
Foreign currency translation gain	-	-	-	-	-	-	2	2
Net loss	-	-	-	-	-	(382)		(382)
Balance at December 31, 2019	183,744	$184	(10,308)	$(2,000)	$63,803	$(57,360)	$(313)	$4,314

Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(57,360)	$(313)	$4,314
Share-based compensation	1,500	1	-	-	87	-	-	88
Shares withheld for employee tax liability	-	-	-	-	(4)	-	-	(4)
Reclassify accumulated translation loss (see Note N)	-	-	-	-	-	-	187	187
Foreign currency translation gain	-	-	-	-	-	-	142	142
Net income	-	-	-	-	-	358	-	358
Balance at December 31, 2020	185,244	$185	(10,308)	$(2,000)	$63,886	$(57,002)	$16	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year ended
	December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$358	$(382)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	2,462	2,681
Deferred income taxes	(73)	52
Gain from investment in EECP Global	(11)	-
Gain on sale of equity in EECP Global	(110)	-
Provision for doubtful accounts and commission adjustments	663	507
Amortization of debt issue costs	-	14
Share-based compensation	88	141
Changes in operating assets and liabilities:
Accounts and other receivables	5,050	(5,301)
Due from related parties	55	10
Inventories	6	31
Deferred commission expense	407	(200)
Prepaid expenses and other current assets	193	(450)
Other assets, net	350	449
Accounts payable	(1,369)	316
Accrued commissions	(791)	(56)
Accrued expenses and other liabilities	(333)	(261)
Sales tax payable	(243)	(131)
Deferred revenue	(870)	1,258
Due to related party	218	-
Other long-term liabilities	(116)	(11)
Net cash provided by (used in) operating activities	5,934	(1,333)

Cash flows from investing activities
Purchases of equipment and software	(1,000)	(1,205)
Sale of fixed assets	-	22
Purchases of short-term investments	(725)	-
Proceeds from sale of equity in EECP Global	1,150	-
Net cash used in investing activities	(575)	(1,183)

Cash flows from financing activities
Net (repayment) borrowings on revolving lines of credit	(1,375)	1,550
Proceeds from note payable	3,756	-
Payroll taxes paid by withholding shares	(4)	(4)
Repayment of notes payable and finance lease obligations	(1,674)	(367)
Proceeds from notes payable	-	300
Proceeds from notes payable - related parties	-	930
Repayment of notes payable - related parties	(1,256)	(500)
Net cash (used in) provided by financing activities	(553)	1,909
Effect of exchange rate differences on cash and cash equivalents	(111)	63

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,695	(544)
Cash and cash equivalents - beginning of period	2,124	2,668
Cash and cash equivalents - end of period	$6,819	$2,124

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$702	$784
Income taxes paid	$70	$62

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$791	$1,107
Equipment acquired through note payable	$42	$-
Equipment acquired through finance lease	$-	$229

The accompanying notes are an integral part of these consolidated financial statements.
OTES T

O CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – DESCRIPTION OF BUSINESS

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

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices, while domestic activities are under Vasomedical Solutions.

Over the last decade the Company’s Equipment business has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China. Genwell was formed in China in 2010 with the assistance of a local government grant to develop the MobiCare™ wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has now expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare™ patient monitoring device.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK. On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK for $1,150,000. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a three-year Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020, the effective date of the sale.

NOTE B – REVISIONS

The income statement, balance sheet and changes in stockholders’ equity for the year ended December 31, 2019 have been corrected for immaterial errors as a result of what we believe to be the misappropriation of funds by a mid-level management employee, who was not an officer or director of the Company. The correction includes $190 thousand in additional SG&A expense in the year ended December 31, 2019 and a beginning balance addition of total $907 thousand to accumulated deficit at January 1, 2019, of which $333 thousand represents a charge as of the May 2015 acquisition date of the subsidiary affected. The effect on net income (loss) for each of the years ended December 31, 2015 through December 31, 2018 is not material. The individual was suspended on March 29, 2021 and was terminated effective April 1, 2021. Upon additional examination and comprehensive review, the Company believes that this was an isolated incident and non-recurring. The Company has taken immediate steps to implement additional internal control procedures. See also Item 9A – Controls and Procedures.

 In addition, the Company noted accounting errors in our IT segment where certain regulatory fees billed to our customers during the years 2016 through 2019 were partially recorded as revenue. Correction of such errors resulted in a $147 thousand addition to accumulated deficit at January 1, 2019 and the reversal of $231 thousand in revenue in the year ended December 31, 2019.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC250"), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Consolidated Financial Statements as of December 31, 2019, and the year then ended, which are presented herein, have been revised. The following are selected line items from the Company's Consolidated Financial Statements illustrating the effect of these corrections:

	Consolidated Statement of Operations and Comprehensive Income (Loss)
	Year ended December 31, 2019
(in thousands, except per share data)	As Reported	Adjustment	As Revised
Revenues
Managed IT systems and services	$45,736	$(231)	$45,505

Gross Profit	42,663	(231)	42,432

Operating expenses
Selling, general and administrative	40,838	190	41,028
Operating income	$1,012	$(421)	$591

Net income (loss)	$39	$(421)	$(382)

Comprehensive income (loss)	$41	$(421)	$(380)

Earnings (loss) per common share
- basic	$0.00	$(0.00)	$(0.00)
- diluted	$0.00	$(0.00)	$(0.00)

	Consolidated Balance Sheet
	As of December 31, 2019
(in thousands)	As Reported	Adjustment	As Revised
Accounts payable	$6,179	$1,475	$7,654
Accumulated deficit	$(55,885)	$(1,475)	$(57,360)

	Consolidated Statement of Cash Flows
	Year ended December 31, 2019
(in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$39	$(421)	$(382)
Accounts payable	$(105)	$421	$316

	Consolidated Statement of Changes in Stockholders' Equity
	Accumulated Deficit			Total Shareholders' Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2019	$(55,924)	$(1,054)	$(56,978)	$5,611	$(1,054)	$4,557

Net income (loss)	$39	$(421)	$(382)	$39	$(421)	$(382)

Balance at December 31, 2019	$(55,885)	$(1,475)	$(57,360)	$5,789	$(1,475)	$4,314

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●
VasoMedical

In the United States, we recognized revenue from the sale of our medical equipment in the period in which we deliver the product to the customer (“point in time”). Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered in both domestic and international markets (“point in time”). The Company also recognizes revenue from the maintenance of its medical products either on a time and material as-billed basis (“point in time”) or through the sale of a service contract, where revenue is recognized ratably over the contract term (“over time”).

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

 (in thousands)

	Year Ended December 31, 2020				Year Ended December 31, 2019
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$39,908	$-	$-	$39,908	$39,962	$-	$-	$39,962
Software sales and support	3,986	-	-	3,986	5,543	-	-	5,543
Commissions	-	22,865	-	22,865	-	26,208	-	26,208
Medical equipment sales	-	-	2,789	2,789	-	-	2,778	2,778
Medical equipment service	-	-	302	302	-	-	1,024	1,024
	$43,894	$22,865	$3,091	$69,850	$45,505	$26,208	$3,802	$75,515

	Year Ended December 31, 2020				Year Ended December 31, 2019
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$40,660	$-	$234	$40,894	$40,628	$-	$595	$41,223
Revenue recognized at a point in time	3,234	22,865	2,857	28,956	4,877	26,208	3,207	34,292
	$43,894	$22,865	$3,091	$69,850	$45,505	$26,208	$3,802	$75,515

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $71 million, of which we expect to recognize revenue as follows:

(in thousands)

	Fiscal years of revenue recognition (unaudited)
	2021	2022	2023	Thereafter
Unfulfilled performance obligations	$38,686	$17,825	$5,657	$8,631

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $553,000 and $568,000 at December 31, 2020 and 2019, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $17,689,000 and $18,565,000 at December 31, 2020 and 2019, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $1,118,000 and $1,270,000 at December 31, 2020 and 2019, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $15,000 and $778,000 at December 31, 2020 and 2019, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

During the year ended December 31, 2020, we recognized approximately $4.9 million of revenues that were included in our contract liability balance at the beginning of such period.

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our IT VAR business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. IT VAR commissions allocable to other elements are charged to expense at go-live or customer acceptance. In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At December 31, 2020, our consolidated balance sheet includes approximately $4,037,000 in capitalized sales commissions to be expensed in future periods, of which $2,354,000 is recorded in deferred commission expense and $1,683,000, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate will be reviewed each quarter and adjusted as necessary. In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors. The Company recognized increases in revenue associated with revisions to variable consideration for previously completed performance obligations of $5,000 for the year ended December 31, 2020.

Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales. Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Research and Development

Research and development costs attributable to development are expensed as incurred.

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company granted 1,000,000 restricted shares of common stock valued at $20,000 to an employee. 20% of the shares vested at approximate grant date and the remaining 80% vest over four years from the grant date. The total fair value of shares vested during the year ended December 31, 2020 was $23,000 for officers and $63,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2020 was $0.02 per share.

During the year ended December 31, 2019, the Company granted 5,500,000 restricted shares of common stock valued at $115,000 to officers. The shares vest over four years from the grant date. The total fair value of shares vested during the year ended December 31, 2019 was $65,000 for officers and $113,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2019 was $0.02 per share.

The Company did not grant any stock options during the years ended December 31, 2020 or 2019, nor were any options exercised during such periods. No options were outstanding at December 31, 2020 or 2019.

Share-based compensation expense recognized for the years ended December 31, 2020 and 2019 was $88,000 and $141,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. Unrecognized expense related to existing share-based compensation and arrangements is approximately $76,000 at December 31, 2020 and will be recognized over a weighted-average period of approximately 16 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short term investments

The Company's short-term investments consist of bank deposits with yields based on underlying debt and equity securities.

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

(in thousands)
	Year ended December 31,
	2020	2019
Beginning Balance	$4,285	$3,994
Provision for losses on accounts receivable	663	507
Direct write-offs, net of recoveries	(542)	(528)
Commission adjustments	(186)	312
Deconsolidate EECP Global (see Note N)	(12)	-
Ending Balance	$4,208	$4,285

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2020 and 2019, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $582,000 and $352,000 at December 31, 2020 and 2019, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the quantitative goodwill impairment test, which compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment loss was recorded as of December 31, 2020 and 2019.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $541,000 and $494,000 in software development costs for the years ended December 31, 2020 and 2019, respectively.

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2020 and 2019.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2017. According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, the general practice is going back five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.  For the years ended December 31, 2020 and 2019, other comprehensive income includes gains of $142,000 and $2,000, respectively, which were entirely from foreign currency translation.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

(in thousands)
	Year ended December 31,
	2020	2019

Basic weighted average shares outstanding	169,932	167,843
Dilutive effect of unvested restricted shares	914	-
Diluted weighted average shares outstanding	170,846	167,843

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2020 and 2019, because the effect of their inclusion would be anti-dilutive.

(in thousands)
	Year ended December 31,
	2020	2019

Restricted common stock grants	76	1,267

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

NOTE D – SEGMENT REPORTING

The Company views its business in three segments – the IT segment, the professional sales service segment, and the equipment segment. The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp. The professional sales service segment operates through the Vaso Diagnostics subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC. The equipment segment is engaged in designing, manufacturing, marketing and supporting EECP® enhanced external counterpulsation systems (see Note O) both domestically and internationally, as well as the development, production, marketing and supporting of other medical devices.

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

(in thousands)
	Year ended December 31,
	2020	2019

Revenues from external customers
IT	$43,894	$45,505
Professional sales service	22,865	26,208
Equipment	3,091	3,802
Total revenues	$69,850	$75,515

Gross Profit
IT	$17,682	$18,790
Professional sales service	18,608	21,287
Equipment	2,281	2,355
Total gross profit	$38,571	$42,432

Operating income (loss)
IT	$(1,247)	$(1,170)
Professional sales service	2,977	3,626
Equipment	(155)	(855)
Corporate	(803)	(1,010)
Total operating income (loss)	$772	$591

Depreciation and amortization
IT	$2,010	$2,213
Professional sales service	161	170
Equipment	291	298
Corporate	-	-
Total depreciation and amortization	$2,462	$2,681

Capital expenditures
IT	$960	$1,149
Professional sales service	26	-
Equipment	12	54
Corporate	2	2
Total cash capital expenditures	$1,000	$1,205

	December 31, 2020	December 31, 2019

Identifiable Assets
IT	$28,110	$30,079
Professional sales service	9,171	16,257
Equipment	6,668	6,370
Corporate	6,427	1,658
Total assets	$50,376	$54,364

For the years ended December 31, 2020 and 2019, GEHC accounted for 33% and 35% of revenue, respectively. Also, GEHC accounted for $5.1 million, or 52%, and $10.9 million, or 69%, of accounts and other receivables at December 31, 2020 and 2019, respectively.

Our revenues were derived from the following geographic areas:

(in thousands)
	Year ended December 31,
	2020	2019
Domestic (United States)	$67,184	$73,019
Non-domestic (foreign)	2,666	2,496
	$69,850	$75,515

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2020 and 2019:

(in thousands)
	December 31, 2020	December 31, 2019

Trade receivables	$13,960	$20,110
Due from employees	24	27
Allowance for doubtful accounts and
commission adjustments	(4,208)	(4,285)
Accounts and other receivables, net	$9,776	$15,852

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

NOTE F – INVENTORIES

Inventories, net of reserves, consisted of the following:

(in thousands)
	December 31, 2020	December 31, 2019

Raw materials	$669	$650
Work in process	4	181
Finished goods	711	1,110
	$1,384	$1,941

At December 31, 2020 and 2019, the Company maintained reserves for slow moving inventories of $167,000 and $390,000, respectively.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

(in thousands)
	December 31, 2020	December 31, 2019

Office, laboratory and other equipment	$2,328	$2,476
Equipment furnished for customer
or clinical uses	9,176	8,796
Right of use assets - finance leases	1,115	1,115
Furniture and fixtures	99	127
	12,718	12,514
Less: accumulated depreciation and amortization	(8,833)	(7,560)
Property and equipment, net	$3,885	$4,954

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $636,000 and $438,000 at December 31, 2020 and 2019, respectively. Depreciation expense amounted to approximately $1,556,000 and $1,738,000 for the years ended December 31, 2020 and 2019, respectively. Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,313,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at December 31, 2020 and 2019. The changes in the carrying amount of goodwill are as follows:

(in thousands)
	Year ended	Year ended
	December 31, 2020	December 31, 2019

Beginning of period	$17,271	$17,309
Foreign currency translation adjustment	82	(38)
Sale of equity in EECP Global	(1,665)	-
End of period	$15,688	$17,271

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

(in thousands)
	December 31, 2020	December 31, 2019

Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(3,947)	(3,553)
	1,884	2,278

Patents and Technology
Costs	1,894	2,363
Accumulated amortization	(1,521)	(1,752)
	373	611

Software
Costs	3,394	2,840
Accumulated amortization	(1,702)	(1,428)
	1,692	1,412

	$3,949	$4,301

The Company owns, through our Chinese subsidiaries, thirty invention and utility patents that expire at various times through 2032, as well as fourteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary. Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. Due to the sale of equity in the EECP business, the Company deconsolidated approximately $469,000 in gross patent assets and related accumulated amortization. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $906,000 and $943,000 for the years ended December 31, 2020 and 2019, respectively. Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2021	1,064
2022	768
2023	543
2024	474
2025	408
$3,257

NOTE I – OTHER ASSETS

Other assets consist of the following:

(in thousands)
	December 31, 2020	December 31, 2019

Deferred commission expense - noncurrent	$1,683	$1,770
Trade receivables - noncurrent	448	631
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2020 and 2019	59	185
	$2,190	$2,586

NOTE J – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

(in thousands)
	Year ended December 31,
	2020	2019

Deferred revenue at beginning of period	$19,343	$18,086
Deconsolidate EECP Global (see Note O)	(769)	-
Net additions:
Deferred extended service contracts	144	363
Deferred in-service and training	3	13
Deferred service arrangements	5	25
Deferred commission revenues	7,752	11,366
Recognized as revenue:
Deferred extended service contracts	(140)	(566)
Deferred in-service and training	-	(15)
Deferred service arrangements	(5)	(30)
Deferred commission revenues	(8,629)	(9,899)
Deferred revenue at end of period	17,704	19,343
Less: current portion	11,516	12,345
Long-term deferred revenue at end of period	$6,188	$6,998

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

(in thousands)
	December 31, 2020	December 31, 2019

Accrued compensation	$1,044	$1,509
Accrued expenses - other	1,854	1,818
Other liabilities	1,969	2,017
	$4,867	$5,344

NOTE L – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $287,000 and $467,000 for the years ended December 31, 2020 and 2019, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum. The maturity date was extended again in March 2021 to June 30, 2022, provided $1.2 million is paid prior to April 1, 2021, and $50,000 is paid quarterly beginning June 30, 2021 (see Note U). The interest rate remains at 6% per annum. Approximately $1.4 million of the $3.6 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s consolidated balance sheet as of December 31, 2020. Interest charges aggregating approximately $55,000 were outstanding at December 31, 2020 and paid on January 4, 2021.

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company. Fees of approximately $227,000 and $280,000 were billed by the firm for the years ended December 31, 2020 and 2019, respectively, at which dates no amounts were outstanding.

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

NOTE M – NOTES PAYABLE

Notes payable consist of the following:

(in thousands)
	December 31, 2020	December 31, 2019

Line of credit	$4,346	$5,721
Notes payable	3,803	300
Notes payable - MedTech	3,600	4,800
Notes payable - related parties	-	1,253
Total debt	11,749	12,074
Less: current portion (including related parties)	(5,970)	(3,933)
	$5,779	$8,141

Line of Credit

NetWolves maintains a $4.0 million line of credit with a lending institution. In December 2019, the line’s expiration date was extended from December 18, 2019 to September 30, 2020, and the interest rate was increased 25 basis points to LIBOR plus 3.50%. In April 2020, the lending institution extended the maturity date to April 30, 2021 and established a minimum LIBOR rate of 0.50%. The maturity date was extended again in March 2021 to June 30, 2022 provided $825,000 is paid prior to April 1, 2021, and $50,000 is paid quarterly beginning June 30, 2021 (see Note U). Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. During the year ended December 31, 2020, $100,000 in draw was repaid. At December 31, 2020, the Company had drawn approximately $3.7 million against the line, of which amount $975,000 is included in notes payable – current portion in the Company’s consolidated balance sheet at December 31, 2020.

The Company maintained an additional $2.0 million line of credit with a lending institution. In December 2019, the line’s expiration date was extended from December 18, 2019 to September 30, 2020, and the interest rate was increased 25 basis points to LIBOR plus 3.50%. Advances under the line are secured by substantially all of the assets of the Company. In April 2020, the lending institution extended the maturity date to April 30, 2021 and established a minimum LIBOR rate of 0.50%, and $1.2 million in draw was repaid. At December 31, 2020, the Company had drawn $675,000 against the line. In March 2021, the $675,000 balance and accrued interest was paid off in full and the line was closed (see Note U). The line of credit agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2020. The $675,000 balance is included in notes payable – current portion in the Company’s consolidated balance sheet at December 31, 2020.

Notes Payable

In August 2019, the Company issued to a private party a $300,000 note bearing interest at 10% and maturing November 15, 2019. In November, 2019, the note’s maturity date was extended to January 15, 2020, and repaid upon maturity.

In April 2020, the Company’s Biox subsidiary issued a note RMB1,000,000 (approximately $153,000) with a Chinese bank for working capital purposes. The note was secured by the assets of Biox and bore interest at 4.35% per annum. It matured on April 15, 2021 and was repaid upon maturity.

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

The Company accounts for the PPP Note in accordance with Financial Accounting Standards Board ASC Topic 470, “Debt”, and Technical Question and Answer (TQA) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”. Under the TQA, the Company:

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

Finance and operating lease liabilities consist of the following:

(in thousands)
	December 31, 2020	December 31, 2019

Lease liabilities - current
Finance leases	$190	$170
Operating leases	540	549
	$730	$719
Lease liabilities - net of current portion
Finance leases	$246	$437
Operating leases	469	321
	$715	$758

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2020 is set forth below:

(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2021	227	613	840
2022	200	374	574
2023	62	98	160
Undiscounted lease payments	489	1,085	1,574
Amount representing interest	(53)	(76)	(129)
Discounted lease liabilities	436	1,009	1,445

Additional disclosures of lease data are set forth below:

(in thousands)
Year ended December 31, 2020

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$198
Interest on lease liabilities	56
254
Operating lease costs:	712
Short-term lease costs:	82
Total lease cost	$1,048

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$56
Operating cash flows from operating leases	712
Financing cash flows from finance leases	171
$939

December 31, 2020

Weighted-average remaining lease term - finance leases (months)	29
Weighted-average remaining lease term - operating leases (months)	23

Weighted-average discount rate - finance leases	12.1%
Weighted-average discount rate - operating leases	8.6%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE O – SALE OF EQUITY IN THE EECP BUSINESS

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

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the year ended December 31, 2020, the Company’s share of EECP Global’s income was approximately $11,000. At December 31, 2020, the Company recorded a net payable to related parties of approximately $233,000 on its consolidated balance sheet for amounts due to EECP Global for receivables collected on its behalf net of amounts due from EECP Global for fees and cost reimbursements.

NOTE P – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Based on People’s Republic of China (PRC) accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2020 and 2019, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

NOTE Q - OPTION PLANS

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

No shares or options were granted under the 2010 Plan during the year ended December 31, 2020. In June 2020, the 2010 Plan terminated with 15,059 ungranted authorized shares.

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

During the year ended December 31, 2020, no shares of common stock were granted under the 2013 Plan, 251,250 shares were forfeited, and 77,369 shares were withheld for withholding taxes.

No shares of common stock or options were granted under the 2013 Plan during the year ended December 31, 2020.

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

No shares of common stock or options were granted under the 2016 Plan during the year ended December 31, 2020.

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

During the year ended December 31, 2020, 1,000,000 shares were granted under the 2019 Plan.

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2020:

(in thousands)
	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,901,817	2,387,500	$0.12
Authorized	15,000,000	-	$-
Granted	(5,500,000)	5,500,000	$0.02
Vested	-	(2,077,089)	$0.08
Forfeited	290,203	(290,203)	$0.14
Balance at December 31, 2019	11,692,020	5,520,208	$0.03
Authorized	-	-	$-
Granted	(1,000,000)	1,000,000	$0.02
Vested	-	(1,799,923)	$0.05
Forfeited	328,619	(328,619)	$0.10
Expired	(15,059)	-	$-
Balance at December 31, 2020	11,005,580	4,391,666	$0.02

There were 53,558,455 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE R - INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision for income taxes:

(in thousands)
	Year ended December 31,
	2020	2019
Domestic	$(74)	$(152)
Foreign	431	(119)
Income (loss) before provision for income taxes	$357	$(271)

The provision for income taxes consisted of the following:

(in thousands)
	Year ended December 31,
	2020	2019
Current provision (benefit)
Federal	$-	$-
State	78	43
Foreign	(7)	16
Total current provision (benefit)	71	59

Deferred provision (benefit)
Federal	41	41
State	11	11
Foreign	(124)	-
Total deferred provision (benefit)	(72)	52

Total income tax (benefit) provision	$(1)	$111

Effective income tax rate	-0.28%	-41.02%

Income tax benefit for the year ended December 31, 2020 was $1,000 due primarily to a $124,000 reduction in foreign deferred tax liability, partially offset by $78,000 in state income taxes. The income tax provision of $111,000 for the year ended December 31, 2019 was due primarily to $43,000 in state income taxes and a $52,000 reduction in deferred tax assets.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

(in thousands)
	Year ended December 31,
	2020	2019
	%	%
Federal statutory rate	21.00	21.00
State income taxes	19.39	(16.91)
Change in valuation allowance
relating to operations	2.13	12.81
Foreign tax rate differential	(61.99)	(15.27)
R&D credit	(1.39)	5.64
Nondeductible expenses	8.06	(29.32)
Other	12.52	(18.97)
	(0.28)	(41.02)

The effective tax rate increased mainly due to the change from pre-tax loss in 2019 to pre-tax profit in 2020, and the impact of foreign taxes and non-deductible expenses.

As of December 31, 2020, the recorded deferred tax assets were $14,917,000, reflecting a decrease of $428,000 during the year ended December 31, 2020, which was offset by a valuation allowance of $12,145,000, reflecting a decrease of $182,000.

The components of our deferred tax assets and liabilities are summarized as follows:

  (in (thousands)

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net operating loss carryforwards	$12,026	$12,517
Amortization	344	338
Stock-based compensation	6	6
Allowance for doubtful accounts	110	84
Reserve for slow moving inventory	47	169
Tax credits	449	444
Expense accruals	543	457
Excess interest carryforwards	-	171
Deferred revenue	1,392	1,159
Total gross deferred taxes	14,917	15,345
Valuation allowance	(12,145)	(12,327)
Net deferred tax assets	2,772	3,018

Deferred Tax Liabilities:
Deferred commissions	(370)	(302)
Goodwill	(1,445)	(1,186)
Differences in timing of revenue recognition	-	(124)
Depreciation	(686)	(1,207)
Total deferred tax liabilities	(2,501)	(2,819)

Total deferred tax assets (liabilities)	271	199

Recorded as:
Non-current deferred tax assets	271	323
Non-current deferred tax liabilities	-	(124)
Total deferred tax assets (liabilities)	$271	$199

The activity in the valuation allowance is set forth below:

(in thousands)
	2020	2019
Valuation allowance, January 1,	$12,327	$12,362
Change in valuation allowance	(182)	(35)
Valuation allowance, December 31,	$12,145	$12,327

At December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38 million expiring at various dates from 2020 through 2037 and approximately $7 million with no expiration date.

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

NOTE S - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In December 2017, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010. The amendment extends the term of the original agreement, which began on July 1, 2010 and was previously extended in 2012 and 2015, through December 31, 2022, subject to early termination by GEHC without cause with certain conditions, making it the longest extension thus far with a remaining term of five years from December 31, 2017. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company met all the contractual conditions in 2020 except achieving certain sales goals due to the adverse impact of the COVID-19 pandemic.

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

Licensing and Support Service Agreement

In December 2020, NetWolves extended the licensing and support service agreement of its billing system for an additional three years, to expire December 2023. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $301,000 and $331,000 for the years ended December 31, 2020 and 2019, respectively.

Letters of Credit

At December 31, 2020 we are contingently liable under a standby letter of credit approximating $220,500. The letter of credit is being maintained as security for payments to a vendor.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2020 and 2019, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

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

NOTE T - 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. In the years ended December 31, 2020 and 2019 the Company made discretionary contributions, to match a percentage of employee contributions, of approximately $114,000 and $118,000, respectively.

NOTE U – SUBSEQUENT EVENT

Extension of debt maturity dates

In March 2021, the Company made principal payments aggregating $1.5 million on its lines of credit and $1.2 million on its MedTech Notes, and extended the maturity dates of its remaining line of credit and its MedTech Notes to June 30, 2022. The extensions require subsequent principal payments of $50,000 per quarter beginning June 30, 2021 through March 31, 2022 under both the line of credit and the MedTech Notes. No change was made to the interest rates in effect at the time of extensions.