Form 10-Q
period 2021-03-31
VASO Corp
filed 2021-06-04
CIK 839087

5/27/2021 20:42 PM

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at June 2, 2021– 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,432	$6,819
Short-term investments	763	766
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,510 at March 31, 2021
and $4,208 at December 31, 2020	4,532	9,776
Receivables due from related parties	18	18
Inventories	1,147	1,384
Deferred commission expense	2,512	2,354
Prepaid expenses and other current assets	1,064	1,151
Total current assets	19,468	22,268

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$9,214 at March 31, 2021 and $8,833 at December 31, 2020	3,533	3,885
OPERATING LEASE RIGHT OF USE ASSETS	968	1,009
GOODWILL	15,683	15,688
INTANGIBLES, net	3,763	3,949
OTHER ASSETS, net	2,010	2,190
INVESTMENT IN EECP GLOBAL	1,129	1,116
DEFERRED TAX ASSETS, net	271	271
Total assets	$46,825	$50,376

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,114	$6,285
Accrued commissions	116	1,474
Accrued expenses and other liabilities	5,818	4,867
Finance lease liabilities - current	180	190
Operating lease liabilities - current	602	540
Sales tax payable	544	621
Deferred revenue - current portion	12,387	11,516
Notes payable - current portion	3,972	5,970
Due to related party	108	236
Total current liabilities	29,841	31,699

LONG-TERM LIABILITIES
Notes payable, net of current portion	5,050	5,779
Finance lease liabilities, net of current portion	183	246
Operating lease liabilities, net of current portion	366	469
Deferred revenue, net of current portion	6,097	6,188
Other long-term liabilities	858	910
Total long-term liabilities	12,554	13,592

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
185,244,299 shares issued at March 31, 2021 and December 31, 2020;
174,936,212 shares outstanding at March 31, 2021 and December 31, 2020	185	185
Additional paid-in capital	63,895	63,886
Accumulated deficit	(57,645)	(57,002)
Accumulated other comprehensive income (loss)	(5)	16
Treasury stock, at cost, 10,308,087 shares at March 31, 2021 and December 31, 2020	(2,000)	(2,000)
Total stockholders’ equity	4,430	5,085
	$46,825	$50,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
Revenues
Managed IT systems and services	$11,253	$11,283
Professional sales services	4,655	5,166
Equipment sales and services	611	778
Total revenues	16,519	17,227

Cost of revenues
Cost of managed IT systems and services	6,847	6,811
Cost of professional sales services	990	1,020
Cost of equipment sales and services	123	257
Total cost of revenues	7,960	8,088
Gross profit	8,559	9,139

Operating expenses
Selling, general and administrative	8,954	10,319
Research and development	144	180
Total operating expenses	9,098	10,499
Operating loss	(539)	(1,360)

Other (expense) income
Interest and financing costs	(135)	(261)
Interest and other income, net	49	27
Total other (expense) income, net	(86)	(234)

Loss before income taxes	(625)	(1,594)
Income tax benefit (expense)	(18)	119
Net loss	(643)	(1,475)

Other comprehensive loss
Foreign currency translation loss	(21)	(65)
Comprehensive loss	$(664)	$(1,540)

Loss per common share
- basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	170,836	168,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(57,360)	$(313)	$4,314
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,475)	-	(1,475)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(58,835)	$(378)	$2,801

Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(643)	$(1,475)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	596	623
Deferred income taxes	-	(124)
Gain from investment in EECP Global	(13)	-
Provision for doubtful accounts and commission adjustments	263	79
Share-based compensation	9	27
Changes in operating assets and liabilities:
Accounts and other receivables	4,979	9,160
Inventories	234	(65)
Deferred commission expense	(157)	632
Prepaid expenses and other current assets	86	(328)
Other assets, net	171	(676)
Accounts payable	(171)	33
Accrued commissions	(1,124)	(1,156)
Accrued expenses and other liabilities	720	191
Sales tax payable	(77)	(38)
Deferred revenue	781	(667)
Due to related party	(128)	(15)
Other long-term liabilities	(51)	142
Net cash provided by operating activities	5,475	6,343

Cash flows from investing activities
Purchases of equipment and software	(59)	(172)
Net cash used in investing activities	(59)	(172)

Cash flows from financing activities
Net (repayment) borrowings on revolving lines of credit	(1,525)	(100)
Repayment of notes payable and finance lease obligations	(1,276)	(340)
Repayment of notes payable - related parties	-	(323)
Net cash used in financing activities	(2,801)	(763)
Effect of exchange rate differences on cash and cash equivalents	(2)	26

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,613	5,434
Cash and cash equivalents - beginning of period	6,819	2,124
Cash and cash equivalents - end of period	$9,432	$7,558

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$168	$173
Income taxes paid	$16	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$131	$-

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

●
Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the healthcare provider middle market; and

●
Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software.

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
●
Managed network transport (FCC licensed carrier reselling over 175 facility partners).
●
Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement (“GEHC Agreement”) with GEHC, which is the healthcare business division of the General Electric Company ("GE"), to further the sale of certain healthcare capital equipment in the healthcare provider middle market. Sales of GEHC equipment by the Company have grown significantly since then.

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
●
ARCS® series analysis, reporting and communication software for ECG and blood pressure signals.
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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on May 5, 2021.

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

Prior Periods’ Financial Statement Revisions

As disclosed in our 2020 Annual Report, we identified certain misstatements in our previously issued financial statements. The misstatements included misappropriation of funds by a mid-level management employee and partially recording certain regulatory fees billed to our customers as revenue. We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to the prior annual or interim periods. However, in our 2020 Annual Report, we revised our previously issued 2019 consolidated financial statements to correct for these misstatements.

In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Cash Flows, and Changes in Stockholders’ Equity for the three months ended March 31, 2020, and the related notes to revise for those misstatements that impacted such period. We will revise the remaining previously issued 2020 quarterly financial statements in connection with corresponding 2021 quarterly filings on Form 10-Q in the future.

	Consolidated Statement of Operations and Comprehensive Income (Loss)
	Three months ended March 31, 2020 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	As Revised
Revenues
Managed IT systems and services	$11,339	$(56)	$11,283

Gross Profit - IT segment	4,528	(56)	4,472

Operating expenses
Selling, general and administrative	10,267	52	10,319
Operating loss	$(1,252)	$(108)	$(1,360)

Net loss	$(1,367)	$(108)	$(1,475)

Comprehensive loss	$(1,432)	$(108)	$(1,540)

Loss per common share
- basic and diluted	$(0.01)	$(0.00)	$(0.01)

	Consolidated Statement of Cash Flows
	Three months ended March 31, 2020 (unaudited)
(in thousands)	As Reported	Adjustment	As Revised
Net loss	$(1,367)	$(108)	$(1,475)
Accounts payable	$(75)	$108	$33

	Consolidated Statement of Changes in Stockholders' Equity
	Accumulated Deficit			Total Shareholders' Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2020	$(55,885)	$(1,475)	$(57,360)	$5,789	$(1,475)	$4,314

Net loss	$(1,367)	$(108)	$(1,475)	$(1,367)	$(108)	$(1,475)

Balance at March 31, 2020 (unaudited)	$(57,252)	$(1,583)	$(58,835)	$4,384	$(1,583)	$2,801

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Network services	$10,118			$10,118	$10,376			$10,376
Software sales and support	1,135			1,135	907			907
Commissions		4,655		4,655		5,166		5,166
Medical equipment sales			577	577			571	571
Medical equipment service			34	34			207	207
	$11,253	$4,655	$611	$16,519	$11,283	$5,166	$778	$17,227

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	IT segment	Professional sales service segment	Equipment segment	Total	IT segment	Professional sales service segment	Equipment segment	Total
Revenue recognized over time	$10,025	$-	$30	$10,055	$10,494	$-	$140	$10,634
Revenue recognized at a point in time	1,228	4,655	581	6,464	789	5,166	638	6,593
	$11,253	$4,655	$611	$16,519	$11,283	$5,166	$778	$17,227

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $68.8 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	remainder of 2021	2022	2023	Thereafter
Unfulfilled performance obligations	$31,641	$19,846	$7,418	$9,942

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $415,000 and $553,000 at March 31, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $18,472,000 and $17,689,000 at March 31, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $865,000 and $1,118,000 at March 31, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $13,000 and $15,000 at March 31, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three March 31, 2021, we recognized approximately $1.7 million of revenues that were included in our contract liability balance at January 1, 2021.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three Months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues from external customers
IT	$11,253	$11,283
Professional sales service	4,655	5,166
Equipment	611	778
Total revenues	$16,519	$17,227

Gross Profit
IT	$4,406	$4,472
Professional sales service	3,665	4,146
Equipment	488	521
Total gross profit	$8,559	$9,139

Operating income (loss)
IT	$69	$(593)
Professional sales service	(336)	(434)
Equipment	13	(48)
Corporate	(285)	(285)
Total operating income (loss)	$(539)	$(1,360)

Depreciation and amortization
IT	$486	$507
Professional sales service	38	41
Equipment	72	75
Corporate	-	-
Total depreciation and amortization	$596	$623

Capital expenditures
IT	$24	$157
Professional sales service	-	-
Equipment	35	13
Corporate	-	2
Total cash capital expenditures	$59	$172

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Identifiable Assets
IT	$27,537	$28,110
Professional sales service	5,274	9,171
Equipment	6,501	6,668
Corporate	7,513	6,427
Total assets	$46,825	$50,376

GE Healthcare accounted for 28% and 30% of revenue for the three months ended March 31, 2021 and 2020, respectively. GE Healthcare also accounted for $0.7 million or 15%, and $5.1 million or 52%, of accounts and other receivables at March 31, 2021 and December 31, 2020, respectively.

NOTE E –LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Restricted common stock grants	3,691	6,420

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Trade receivables	$8,694	$13,960
Unbilled receivables	348	-
Due from employees	-	24
Allowance for doubtful accounts and
commission adjustments	(4,510)	(4,208)
Accounts and other receivables, net	$4,532	$9,776

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

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Raw materials	$648	$669
Work in process	35	4
Finished goods	464	711
	$1,147	$1,384

The Company maintained reserves for slow moving inventories of $167,000 at both March 31, 2021 and December 31, 2020.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,308,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at March 31, 2021 and December 31, 2020. The components of the change in goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2021	December 31, 2020
	(unaudited)
Beginning of period	$15,688	$17,271
Foreign currency translation adjustment	(5)	82
Sale of equity in EECP Global	-	(1,665)
End of period	$15,683	$15,688

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,030)	(3,947)
	1,801	1,884

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,579)	(1,521)
	315	373

Software
Costs	3,422	3,394
Accumulated amortization	(1,775)	(1,702)
	1,647	1,692

	$3,763	$3,949

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

Amortization expense amounted to $214,000 and $232,000 for the three months ended March 31, 2021 and 2020, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2021	816
2022	787
2023	562
2024	493
2025	426
$3,084

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Deferred commission expense - noncurrent	$1,572	$1,683
Trade receivables - noncurrent	357	448
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2021 and December 31, 2020	81	59
	$2,010	$2,190

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Accrued compensation	$845	$1,044
Accrued expenses - other	1,380	1,854
Other liabilities	3,593	1,969
	$5,818	$4,867

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$17,704	$19,343
Net additions:
Deferred extended service contracts	(1)	142
Deferred in-service and training	-	3
Deferred service arrangements	-	5
Deferred commission revenues	2,614	1,404
Recognized as revenue:
Deferred extended service contracts	(1)	(136)
Deferred in-service and training	-	-
Deferred service arrangements	-	(5)
Deferred commission revenues	(1,832)	(2,081)
Deferred revenue at end of period	18,484	18,675
Less: current portion	12,387	9,701
Long-term deferred revenue at end of period	$6,097	$8,974

NOTE L – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	March 31, 2021	December 31, 2020
	(unaudited)
Line of credit	$2,821	$4,346
Notes payable	3,801	3,803
Notes payable - MedTech	2,400	3,600
Total debt	9,022	11,749
Less: current portion	(3,972)	(5,970)
	$5,050	$5,779

NetWolves maintains a $4.0 million line of credit with a lending institution. In March 2021, the line’s expiration date was extended to June 30, 2022 provided $825,000 was paid prior to April 1, 2021, and $50,000 is paid quarterly beginning June 30, 2021. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. During the quarter ended March 31, 2021, $850,000 in draw was repaid. At March 31, 2021, the Company had drawn approximately $2.8 million against the line, of which amount $200,000 is included in notes payable – current portion in the Company’s condensed consolidated balance sheet at March 31, 2021. No additional borrowing is permitted under the line. The credit agreement includes certain financial covenants. The Company was in compliance with such covenants at March 31, 2021.

The Company maintained an additional $2.0 million line of credit with a lending institution. In March 2021, the $675,000 balance and accrued interest was paid off in full and the line was closed.

In April 2020, the Company’s Biox subsidiary issued a note RMB1,000,000 (approximately $147,000) with a Chinese bank for working capital purposes. The note is secured by the assets of Biox and bears interest at 4.35%. It matured on April 15, 2021 and was repaid in full.

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

NOTE M – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $54,000 and $121,000 for the three-month periods ended March 31, 2021 and 2020, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by their family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum. The maturity date was extended again in March 2021 to June 30, 2022, provided $1.2 million was paid prior to April 1, 2021, and $50,000 is paid quarterly beginning June 30, 2021. The interest rate remains at 6% per annum. $1.2 million in principal and $54,000 in accrued interest was paid on March 31, 2021. $200,000 of the $2.4 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2021

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $47,000 and $63,000 were billed by the firm for the three-month periods ended March 31, 2021 and 2020, respectively, at which times no amounts were outstanding.

In April, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed to in September 2019 hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a three-year Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a management fee starting April 1, 2020, the effective date of the sale.

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company’s share of EECP Global’s income was approximately $13,000 and included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2021, the Company recorded a net payable to related parties of approximately $105,000 on its condensed consolidated balance sheet for amounts due to EECP Global for receivables collected on its behalf net of amounts due from EECP Global for fees and cost reimbursements.

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

COVID-19 pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the United States economy and it is anticipated that its negative impact to the Company’s financial condition and results of operations will continue. At this time we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. Equipment orders in our professional sales service segment have been negatively impacted, and we do anticipate continued negative impact in all our businesses during the remainder of 2021, in particular in our professional sales service segment for the diagnostic imaging equipment. Moreover, we have also experienced the negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may impact our operations beyond the first quarter of 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Many of our employees have been working remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan, substantially all of which shall qualify for forgiveness, has been used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients. We have applied for forgiveness of the PPP loan.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on May 5, 2021.

Prior Periods’ Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note B in the Notes to Condensed Consolidated Financial Statements for more information.

Results of Operations – For the Three Months Ended March 31, 2021 and 2020

Revenues

Total revenue for the three months ended March 31, 2021 and 2020 was $16,519,000 and $17,227,000, respectively, representing a decrease of $708,000, or 4% year-over-year. On a segment basis, revenue in the IT, professional sales service and equipment segments decreased $30,000, $511,000 and $167,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2021 was $11,253,000 compared to $11,283,000 for the three months ended March 31, 2020, a decrease of $30,000, or less than 1%, of which $257,000 resulted from lower NetWolves revenue, partially offset by a $227,000 increase in the operations of the healthcare IT VAR business. Our monthly recurring revenue in the IT segment accounted for $10,025,000 or 89% of the segment revenue in the first quarter of 2021, and $10,494,000 or 93% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $4,655,000 in the first quarter of 2021, a decrease of 10%, as compared to $5,166,000 in the same quarter of 2020. The decrease in commission revenues was due primarily to both a decrease in the volume of underlying equipment delivered by GEHC during the period and a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of March 31, 2021, $18,472,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,090,000 was long-term. At March 31, 2020, $17,890,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,625,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $167,000, or 22%, to $611,000 for the three-month period ended March 31, 2021 from $778,000 for the same period of the prior year, principally due to the Company deconsolidating EECP operations beginning in the second quarter of 2020 as a result of the sale of equity in the EECP business. On a proforma basis with EECP operations also excluded from the financial statements for the first quarter of 2020, revenue in the equipment segment would increase by $78,000, or 16%.

Gross Profit

Gross profit for the three months ended March 31, 2021 and 2020 was $8,559,000, or 52% of revenue, and $9,139,000, or 53% of revenue, respectively, representing a decrease of $580,000, or 6% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $66,000, or 2%; $481,000, or 12%; and $33,000, or 6%, respectively.

IT segment gross profit for the three months ended March 31, 2021 was $4,406,000, or 39% of the segment revenue, compared to $4,472,000, or 40% of the segment revenue for the three months ended March 31, 2020. The year-over-year decrease of $66,000, or 2%, was primarily a result of lower margin product sales mix in the IT VAR business partially offset by a higher margin sales mix at NetWolves.

Professional sales service segment gross profit was $3,665,000, or 79% of segment revenue, for the three months ended March 31, 2021 as compared to $4,146,000, or 80% of the segment revenue, for the three months ended March 31, 2020, reflecting a decrease of $481,000, or 12%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of lower blended commission rate and lower volume of GEHC equipment delivered during the first quarter of 2021 than in the same period last year. Cost of commissions in the professional sales service segment of $990,000 and $1,020,000, for the three months ended March 31, 2021 and 2020, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $488,000, or 80% of segment revenues, for the first quarter of 2021 compared to $521,000, or 67% of segment revenues, for the same quarter of 2020. The $33,000, or 6%, decrease in gross profit was the result of lower revenue due to deconsolidation of EECP operations in the financial statements for the first quarter of 2021, partially offset by higher gross profit margin of non-EECP products sold during the quarter.

Operating Loss

Operating loss for the three months ended March 31, 2021 and 2020 was $539,000 and $1,360,000, respectively, representing an improvement of $821,000, or 60%, as operating costs (below) decreased much more than gross profit did, year-over-year. On a segment basis, IT segment recorded operating income of $69,000 in the first quarter of 2021 as opposed to an operating loss of $593,000 in the same period of 2020; equipment segment recorded operating income of $13,000 in the first quarter of 2020 as opposed to an operating loss of $48,000 in the same period of 2021; and operating loss in the professional sales service segment decreased by $98,000, from $433,000 in the first quarter of 2020 to $335,000 in the same period of 2021.

Operating income in the IT segment increased to $69,000 for the three-month period ended March 31, 2021 as compared to an operating loss of $593,000 in the same period of 2020, due to lower selling, general, and administrative (“SG&A”) costs partially offset by lower gross profit. Operating loss in the professional sales service segment decreased $98,000 in the three-month period ended March 31, 2021 as compared to operating loss in the same period of 2020, due to lower SG&A costs partially offset by lower gross profit. The equipment segment reported operating income of $13,000 in the first quarter of 2021, compared to an operating loss of $48,000 in the first quarter 2020, an improvement of $61,000. The improvement was due to lower SG&A and R&D costs partially offset by lower gross profit.

SG&A costs for the three months ended March 31, 2021 and 2020 were $8,954,000 and $10,319,000, respectively, representing a decrease of $1,365,000, or 13% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $607,000 in the first quarter of 2021 from the same quarter of the prior year due to reduced personnel costs; SG&A costs in the professional sales service segment decreased $579,000 due mainly to lower national sales meeting and travel costs; and SG&A costs in the equipment segment decreased $74,000 due mainly to lower personnel costs. Corporate costs not allocated to segments were approximately unchanged in the three months ended March 31, 2021 from the same period in 2020.

Research and development (“R&D”) expenses were $144,000, or 1% of revenues, for the first quarter of 2021, a decrease of $36,000, or 20%, from $180,000, or 1% of revenues, for the first quarter of 2020. The decrease is primarily attributable to lower product development expenses and a reduction in technical staff in the equipment segment.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Net loss	$(643)	$(1,475)
Interest expense (income), net	121	261
Income tax (benefit) expense	18	(119)
Depreciation and amortization	596	623
Share-based compensation	9	27
Adjusted EBITDA	$101	$(683)

Adjusted EBITDA increased by $784,000, to $101,000 in the quarter ended March 31, 2021 from $(683,000) in the quarter ended March 31, 2020. The increase was attributable to the decrease in net loss, partially offset primarily by the decrease in interest expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2021 was $(86,000) as compared to $(234,000) for the corresponding period of 2020. The decrease in interest and other income (expense) was due primarily to lower interest expense due to principal payments against the line of credit and other notes payable and lower interest rates applicable to such notes payable.

Income Tax (Expense) Benefit

For the three months ended March 31, 2021, we recorded income tax expense of $18,000 as compared to income tax benefit of $(119,000) for the corresponding period of 2020. The change from benefit to expense arose mainly from the reversal in the first quarter of 2020 of deferred tax liability in our China operations.

Net Loss

Net loss for the three months ended March 31, 2021 was $643,000 as compared to $1,475,000 for the three months ended March 31, 2020, representing an improvement of $832,000, or 56%. Loss per share of $0.00 and $0.01 was recorded in the three-month periods ended March 31, 2021 and 2020, respectively. The principal cause of the decrease in net loss is the change from operating loss to operating income in the IT segment, an improvement of $662,000, as well as smaller improvements in the professional sales service and equipment segments. due primarily to lower SG&A costs.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2021, we had cash and cash equivalents of $9,432,000 and negative working capital of $10,373,000, compared to cash and cash equivalents of $6,819,000 and negative working capital of $9,431,000 at December 31, 2020. $9,875,000 in negative working capital at March 31, 2021 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $5,475,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $212,000 and cash provided by operating assets and liabilities of $5,263,000, during the three months ended March 31, 2021, compared to cash provided by operating activities of $6,343,000 for the same period in 2020. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,979,000, partially offset by decreases in accrued commissions and accounts payable of $1,124,000 and $171,000, respectively.

Cash used in investing activities during the three-month period ended March 31, 2021 was $59,000 for the purchase of equipment and software.

Cash used in financing activities during the three-month period ended March 31, 2021 was $2,801,000 resulting from repayments of lines of credit and notes payable.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarters of 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VASO CORPORATION

Date: June 4, 2021	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher
Chief Financial Officer and Principal Accounting Officer