Form 10-Q
period 2021-06-30
VASO Corp
filed 2021-08-16
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2021 – 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,407	$6,819
Short-term investments	620	766

Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,813 at June 30, 2021and $4,208 at December 31, 2020	3,533	9,776
Receivables due from related parties	18	18
Inventories	1,297	1,384
Deferred commission expense	2,376	2,354
Prepaid expenses and other current assets	882	1,151
Total current assets	18,133	22,268

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,577 at June 30, 2021 and $8,833 at December 31, 2020	2,992	3,885
OPERATING LEASE RIGHT OF USE ASSETS	942	1,009
GOODWILL	15,702	15,688
INTANGIBLES, net	3,549	3,949
OTHER ASSETS, net	2,358	2,190
INVESTMENT IN EECP GLOBAL	1,096	1,116
DEFERRED TAX ASSETS, net	271	271
Total assets	$45,043	$50,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,533	$6,285
Accrued commissions	241	1,474
Accrued expenses and other liabilities	6,314	4,867
Finance lease liabilities - current	185	190
Operating lease liabilities - current	621	540
Sales tax payable	563	621
Deferred revenue - current portion	12,613	11,516
Notes payable - current portion	5,129	5,970
Due to related party	31	236
Total current liabilities	29,230	31,699

LONG-TERM LIABILITIES
Notes payable, net of current portion	27	5,779
Finance lease liabilities, net of current portion	135	246
Operating lease liabilities, net of current portion	321	469
Deferred revenue, net of current portion	7,054	6,188
Other long-term liabilities	1,007	910
Total long-term liabilities	8,544	13,592

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;185,435,965 and 185,244,299 shares issued at June 30, 2021 and December 31, 2020 respectively;175,127,878 and 174,936,212 shares outstanding at June 30, 2021 and December 31, 2020 respectively	185	185
Additional paid-in capital	63,903	63,886
Accumulated deficit	(54,865)	(57,002)
Accumulated other comprehensive income	46	16
Treasury stock, at cost, 10,308,087 shares at June 30, 2021 and December 31, 2020	(2,000)	(2,000)
Total stockholders’ equity	7,269	5,085
	$45,043	$50,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$10,442	$10,776	$21,696	$22,059
Professional sales services	4,971	4,720	9,626	9,887
Equipment sales and services	718	798	1,329	1,577
Total revenues	16,131	16,294	32,651	33,523

Cost of revenues
Cost of managed IT systems and services	6,348	6,650	13,195	13,462
Cost of professional sales services	995	950	1,985	1,970
Cost of equipment sales and services	148	320	271	577
Total cost of revenues	7,491	7,920	15,451	16,009
Gross profit	8,640	8,374	17,200	17,514

Operating expenses
Selling, general and administrative	9,192	8,823	18,148	19,141
Research and development	170	183	314	365
Total operating expenses	9,362	9,006	18,462	19,506
Operating loss	(722)	(632)	(1,262)	(1,992)

Other (expense) income
Interest and financing costs	(71)	(153)	(206)	(414)
Interest and other income, net	(23)	(11)	27	16
Gain on forgiveness of PPP loan	3,646	-	3,646	-
Gain on sale of equity in EECP Global	-	110	-	110
Total other (expense) income, net	3,552	(54)	3,467	(288)

Income (loss) before income taxes	2,830	(686)	2,205	(2,280)
Income tax (expense) benefit	(50)	(11)	(68)	108
Net income (loss)	2,780	(697)	2,137	(2,172)

Other comprehensive income (loss)
Foreign currency translation income (loss)	51	(14)	30	(79)
Comprehensive income (loss)	$2,831	$(711)	$2,167	$(2,251)

Income (loss) per common share
- basic and diluted	$0.02	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding
- basic	171,438	169,746	171,139	169,071
- diluted	173,582	169,746	172,211	169,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	-Capital	Deficit	Loss	Equity
Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(57,360)	$(313)	$4,314
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,475)	-	(1,475)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(58,835)	$(378)	$2,801
Share-based compensation	224	-	-	-	27	-	-	27
Reclassify accumulated translation loss	-	-	-	-	-	-	187	187
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(697)	-	(697)
Balance at June 30, 2020 (unaudited)	184,968	$185	(10,308)	$(2,000)	$63,856	$(59,532)	$(205)	$2,304

Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430
Share-based compensation	192	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	51	51
Net income	-	-	-	-	-	2,780	-	2,780
Balance at June 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,903	$(54,865)	$46	$7,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities	(unaudited)	(unaudited)
Net income (loss)	$2,137	$(2,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,124	1,251
Deferred income taxes	-	(122)
Loss from investment in EECP Global	20	39
Gain on forgiveness of PPP loan	(3,646)	-
Gain on sale of equity in EECP Global	-	(110)
Provision for doubtful accounts and commission adjustments	455	295
Write-down of inventory	175	-
Share-based compensation	17	54
Changes in operating assets and liabilities:
Accounts and other receivables	5,792	10,971
Due from related parties	-	(85)
Inventories	134	158
Deferred commission expense	(22)	714
Prepaid expenses and other current assets	271	53
Other assets, net	(151)	(359)
Accounts payable	(2,753)	(2,171)
Accrued commissions	(1,087)	(1,322)
Accrued expenses and other liabilities	1,331	(946)
Sales tax payable	(59)	(219)
Deferred revenue	1,963	(2,094)
Due to related party	(205)	(15)
Other long-term liabilities	97	94
Net cash provided by operating activities	5,593	4,014

Cash flows from investing activities
Purchases of equipment and software	(124)	(434)
Redemption of short-term investments	155	-
Proceeds from sale of equity in EECP Global	-	1,150
Net cash provided by investing activities	31	716

Cash flows from financing activities
Repayment on revolving lines of credit	(1,575)	(1,325)
Proceeds from notes payable	-	3,752
Repayment of notes payable and finance lease obligations	(1,526)	(1,581)
Repayment of notes payable - related parties	-	(718)
Net cash (used in) provided by financing activities	(3,101)	128
Effect of exchange rate differences on cash and cash equivalents	65	(38)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,588	4,820
Cash and cash equivalents - beginning of period	6,819	2,124
Cash and cash equivalents - end of period	$9,407	$6,944

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$242	$454
Income taxes paid	$97	$28

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$251	$513

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application division. Its current offerings include:

•	Managed radiology and imaging applications (channel partner of select vendors of healthcare IT products).
•	Managed network infrastructure (routers, switches and other core equipment).
•	Managed network transport (FCC licensed carrier reselling over 175 facility partners).
•	Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement (“GEHC Agreement”) with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain healthcare capital equipment in the healthcare provider middle market. Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offerings consist of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third party financial services.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoMedical

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units (see Note M). These devices are primarily for cardiovascular monitoring and diagnostic systems. Its current offerings consist of:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals.
•	MobiCare™ multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on May 5, 2021.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its estimates and assumptions on an ongoing basis.

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

In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Cash Flows, and Changes in Stockholders’ Equity for the three and six months ended June 30, 2020, and the related notes to revise for those misstatements that impacted such periods. We will revise the remaining previously issued 2020 quarterly financial statements in connection with corresponding 2021 quarterly filings on Form 10-Q in the future.

	Consolidated Statement of Operations and Comprehensive Income (Loss)			Consolidated Statement of Operations and Comprehensive Income (Loss)
	Three months ended June 30, 2020 (unaudited)			Six months ended June 30, 2020 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues
Managed IT systems and services	$10,822	$(46)	$10,776	$22,161	$(102)	$22,059

Gross Profit - IT segment	4,172	(46)	4,126	8,699	(102)	8,597

Operating expenses
Selling, general and administrative	8,769	54	8,823	19,035	106	19,141
Operating loss	$(532)	$(100)	$(632)	$(1,784)	$(208)	$(1,992)

Net loss	$(597)	$(100)	$(697)	$(1,964)	$(208)	$(2,172)

Comprehensive loss	$(611)	$(100)	$(711)	$(2,043)	$(208)	$(2,251)

Loss per common share
- basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

				Consolidated Statement of Cash Flows
				Six months ended June 30, 2020 (unaudited)
(in thousands)				As Reported	Adjustment	As Revised
Net loss				$(1,964)	$(208)	$(2,172)
Accounts payable				$(2,379)	$208	$(2,171)

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Consolidated Statement of Changes in Stockholders’ Equity
	Accumulated Deficit			Total Stockholders’ Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2020	$(55,885)	$(1,475)	$(57,360)	$5,789	$(1,475)	$4,314

Net loss	$(1,367)	$(108)	$(1,475)	$(1,367)	$(108)	$(1,475)

Balance at March 31, 2020 (unaudited)	$(57,252)	$(1,583)	$(58,835)	$4,384	$(1,583)	$2,801

Net loss	$(597)	$(100)	$(697)	$(597)	$(100)	$(697)

Balance at June 30, 2020 (unaudited)	$(57,849)	$(1,683)	$(59,532)	$3,987	$(1,683)	$2,304

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

(in thousands)

	Three Months Ended June 30, 2021 (unaudited)				Three Months Ended June 30, 2020 (unaudited)
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Network services	$9,371	$-	$-	$9,371	$9,555	$-	$-	$9,555
Software sales and support	1,071	-	-	1,071	1,221	-	-	1,221
Commissions	-	4,971	-	4,971	-	4,720	-	4,720
Medical equipment sales	-	-	686	686	-	-	598	598
Medical equipment service	-	-	32	32	-	-	200	200
	$10,442	$4,971	$718	$16,131	$10,776	$4,720	$798	$16,294

	Six Months Ended June 30, 2021 (unaudited)				Six Months Ended June 30, 2020 (unaudited)
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Network services	$19,490	$-	$-	$19,490	$19,931	$-	$-	$19,931
Software sales and support	2,206	-	-	2,206	2,128	-	-	2,128
Commissions	-	9,626	-	9,626	-	9,887	-	9,887
Medical equipment sales	-	-	1,263	1,263	-	-	1,169	1,169
Medical equipment service	-	-	66	66	-	-	408	408
	$21,696	$9,626	$1,329	$32,651	$22,059	$9,887	$1,577	33,523

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2021 (unaudited)				Three Months Ended June 30, 2020 (unaudited)
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Revenue recognized over time	$9,246	$-	$31	$9,277	$9,762	$-	$165	$9,927
Revenue recognized at a point in time	1,196	4,971	687	6,854	1,014	4,720	633	6,367
	$10,442	$4,971	$718	$16,131	$10,776	$4,720	$798	$16,294

	Six Months Ended June 30, 2021 (unaudited)				Six Months Ended June 30, 2020 (unaudited)
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Revenue recognized over time	$19,271	$-	$63	$19,334	$20,257	$-	$305	$20,562
Revenue recognized at a point in time	2,425	9,626	1,266	13,317	1,802	9,887	1,272	12,961
	$21,696	$9,626	$1,329	$32,651	$22,059	$9,887	$1,577	$33,523

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $67.8 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	remainder of 2021	2022	2023	Thereafter
Unfulfilled performance obligations	$24,710	$23,897	$8,499	$10,664

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $378,000 and $553,000 at June 30, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $19,655,000 and $17,689,000 at June 30, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,194,000 and $1,118,000 at June 30, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $12,000 and $15,000 at June 30, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2021, we recognized approximately $3.0 million and $1.9 million of revenues, respectively, that were included in our contract liability balance at January 1, 2021 and April 1, 2021, respectively.

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

	(in thousands)
	Three months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,442	$10,776	$21,696	$22,059
Professional sales service	4,971	4,720	9,626	9,887
Equipment	718	798	1,329	1,577
Total revenues	$16,131	$16,294	$32,651	$33,523

Gross Profit
IT	$4,094	$4,126	$8,501	$8,597
Professional sales service	3,976	3,770	7,641	7,917
Equipment	570	478	1,058	1,000
Total gross profit	$8,640	$8,374	$17,200	$17,514

Operating income (loss)
IT	$(246)	$(695)	$(179)	$(1,287)
Professional sales service	(47)	310	(382)	(123)
Equipment	(128)	(94)	(115)	(143)
Corporate	(301)	(153)	(586)	(439)
Total operating income (loss)	$(722)	$(632)	$(1,262)	$(1,992)

Depreciation and amortization
IT	$415	$510	$901	$1,017
Professional sales service	38	45	76	86
Equipment	75	73	147	148
Corporate	-	-	-	-
Total depreciation and amortization	$528	$628	$1,124	$1,251

Capital expenditures
IT	$62	$261	$86	$417
Professional sales service	3	2	3	2
Equipment	-	-	36	13
Corporate	-	-	-	2
Total cash capital expenditures	$65	$263	$124	$434

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Identifiable Assets
IT	$25,714	$28,110
Professional sales service	5,792	9,171
Equipment	6,387	6,668
Corporate	7,150	6,427
Total assets	$45,043	$50,376

GE Healthcare acco nted for 31% and 29% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 29% of revenue for each of the six-month periods ended June 30, 2021 and 2020. GE Healthcare also accounted for $0.9 million or 26%, and $5.1 million or 52%, of accounts and other receivables at June 30, 2021 and December 31, 2020, respectively. No other customer accounted for 10% or more of revenue.

NOTE E –NET INCOME (LOSS) PER COMMON SHARE

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	171,438	169,746	171,139	169,071
Dilutive effect of unvested restricted shares	2,144	-	1,072	-
Diluted weighted average shares outstanding	173,582	169,746	172,211	169,071

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three and six months ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Restricted common stock grants	9	4,874

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Trade receivables	$7,436	$13,960
Unbilled receivables	910	-
Due from employees	-	24
Allowance for doubtful accounts and commission adjustments	(4,813)	(4,208)
Accounts and other receivables, net	$3,533	$9,776

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

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$775	$669
Work in process	32	4
Finished goods	490	711
	$1,297	$1,384

The Company maintained reserves for slow moving inventories of $166,000 and $167,000 at June 30, 2021 and December 31, 2020, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,327,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at June 30, 2021 and December 31, 2020. The components of the change in goodwill are as follows:

	(in thousands)
	Six months ended	Year ended
	June 30, 2021	December 31, 2020
	(unaudited)
Beginning of period	$15,688	$17,271
Foreign currency translation adjustment	14	82
Sale of equity in EECP Global	-	(1,665)
End of period	$15,702	$15,688

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,113)	(3,947)
	1,718	1,884

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,637)	(1,521)
	257	373

Software
Costs	3,422	3,394
Accumulated amortization	(1,848)	(1,702)
	1,574	1,692

	$3,549	$3,949

Patents and technology are amortized on a straight-line basis over their estimated useful lives of ten and eight years, respectively. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset’s estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to $214,000 and $226,000 for the three months ended June 30, 2021 and 2020, respectively and $428,000 and $458,000 for the six months ended June 30, 2021 and 2020, respectively.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2021	634
2022	778
2023	554
2024	485
2025	418
$2,869

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Deferred commission expense - noncurrent	$1,910	$1,683
Trade receivables - noncurrent	384	448
Other, net of allowance for loss on loan receivable of $412 at June 30, 2021 and December 31, 2020	64	59
	$2,358	$2,190

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2021 and December 31, 2020:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Accrued compensation	$1,048	$1,044
Accrued expenses - other	1,693	1,854
Other liabilities	3,573	1,969
	$6,314	$4,867

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$18,484	$18,675	$17,704	$19,343
Deconsolidate EECP Global	-	(769)	-	(769)
Net additions:
Deferred extended service contracts	-	-	(1)	142
Deferred in-service and training	-	-	-	3
Deferred service arrangements	-	-	-	5
Deferred commission revenues	3,092	475	5,705	1,879
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(2)	(137)
Deferred in-service and training	-	-	-	-
Deferred service arrangements	-	-	-	(5)
Deferred commission revenues	(1,908)	(1,900)	(3,739)	(3,981)
Deferred revenue at end of period	19,667	16,480	19,667	16,480
Less: current portion	12,613	9,187	12,613	9,187
Long-term deferred revenue at end of period	$7,054	$7,293	$7,054	$7,293

NOTE L – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	June 30, 2021	December 31, 2020
	(unaudited)
Line of credit	$2,771	$4,346
Notes payable	35	3,803
Notes payable - MedTech	2,350	3,600
Total debt	5,156	11,749
Less: current portion	(5,129)	(5,970)
	$27	$5,779

NetWolves maintains a $4.0 million line of credit with a lending institution. In March 2021, the line’s expiration date was extended to June 30, 2022 upon repayment of $825,000 and subsequent quarterly payments of $50,000 beginning June 30, 2021. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. During the six months ended June 30, 2021, $900,000 in draw was repaid. At June 30, 2021, the Company had drawn approximately $2.8 million against the line, all of which is included in notes payable – current portion in the Company’s condensed consolidated balance sheet at June 30, 2021. No additional borrowing is permitted under the line. The credit agreement includes certain financial covenants. The Company was in compliance with such covenants at June 30, 2021. On August 10, 2021, the Company repaid an additional $1.4 million against its line of credit (see Note O) and reduced the outstanding draw to approximately $1.4 million.

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

In June 2021, the Company’s Paycheck Protection Program (“PPP”) loan of $3,610,900 and related accrued interest of approximately $35,000 was forgiven by the Small Business Administration. The Company reported a gain on forgiveness of debt of approximately $3,646,000 in Other (Expense) Income in its condensed consolidated statements of operations.

NOTE M – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $90,000 and $177,000 for the six-month periods ended June 30, 2021 and 2020, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by their family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum. The maturity date was extended again in March 2021 to June 30, 2022, upon repayment of $1.2 million and subsequent quarterly payments of $50,000 beginning June 30, 2021. The interest rate remains at 6% per annum. The total $2.4 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2021. On August 10, 2021, the Company made an additional $1.2 million principal payment (see Note O) and reduced the outstanding balance to approximately $1.2 million.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $48,000 and $55,000 were billed by the firm for the three-month periods ended June 30, 2021 and 2020, respectively, and fees of approximately $95,000 and $118,000 were billed by the firm for the six-month periods ended June 30, 2021 and 2020, respectively. No amounts were outstanding at June 30, 2021 and 2020.

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

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company’s share of EECP Global’s loss was approximately $33,000 and $20,000, respectively and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2021, the Company recorded a net payable to related parties of approximately $28,000 on its condensed consolidated balance sheet for amounts due to EECP Global for receivables collected on its behalf net of amounts due from EECP Global for fees and cost reimbursements.

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

NOTE O –SUBSEQUENT EVENT

On August 10, 2021, the Company made a $1.4 million payment against its line of credit and a $1.2 million principal payment on its MedTech Note. After the payments, the outstanding balances are approximately $1.4 million on the line of credit and $1.2 million on the MedTech Note.

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

The pandemic may impact our operations beyond the first half of 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Many of our employees have been working remotely and we are implementing plans to reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan was used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients. In June 2021, the loan, as well as accrued interest, was forgiven in its entirety by the Small Business Administration.

Vaso Corporation and Subsidiaries

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

Results of Operations – For the Three Months Ended June 30, 2021 and 2020

Revenues

Total revenue for the three months ended June 30, 2021 and 2020 was $16,131,000 and $16,294,000, respectively, representing a decrease of $163,000, or 1% year-over-year. On a segment basis, revenue in the IT and equipment segments decreased $334,000 and $80,000, respectively, while revenue in the professional sales services segment increased $251,000.

Revenue in the IT segment for the three months ended June 30, 2021 was $10,442,000 compared to $10,776,000 for the three months ended June 30, 2020, a decrease of $334,000, or 3%, of which $184,000 resulted from lower NetWolves revenues and $150,000 from lower revenues in the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $9,246,000 or 89% of the segment revenue in the second quarter of 2021, and $9,762,000 or 91% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $4,971,000 in the second quarter of 2021, an increase of $251,000, or 5%, as compared to $4,720,000 in the same quarter of 2020. The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2021, $19,655,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,046,000 was long-term. As of June 30, 2020, $16,465,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,278,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Vaso Corporation and Subsidiaries

Revenue in the equipment segment decreased by $80,000, or 10%, to $718,000 for the three-month period ended June 30, 2021 from $798,000 for the same period of the prior year, principally due to lower service revenues.

Gross Profit

Gross profit for the three months ended June 30, 2021 and 2020 was $8,640,000, or 54% of revenue, and $8,374,000, or 51% of revenue, respectively, representing an increase of $266,000, or 3.2% year-over-year. On a segment basis, gross profit in the IT segment decreased $32,000, or less than 1%, while gross profit in the professional sales service and equipment segments increased $206,000, or 6%; and $92,000, or 19%, respectively.

IT segment gross profit for the three months ended June 30, 2021 was $4,094,000, or 39% of the segment revenue, compared to $4,126,000, or 38% of the segment revenue for the three months ended June 30, 2020. The year-over-year decrease of $32,000, or less than 1%, was primarily a result of lower sales volume in both the NetWolves and healthcare IT businesses, partially offset by a higher margin sales mix in the healthcare IT business.

Professional sales service segment gross profit was $3,976,000, or 80% of segment revenue, for the three months ended June 30, 2021 as compared to $3,770,000, or 80% of the segment revenue, for the three months ended June 30, 2020, reflecting an increase of $206,000, or 6%. The increase in absolute dollars was primarily due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the second quarter of 2021 than in the same period last year. Cost of commissions in the professional sales service segment of $995,000 and $950,000, for the three months ended June 30, 2021 and 2020, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $570,000, or 79% of segment revenues, for the second quarter of 2021 compared to $478,000, or 60% of segment revenues, for the same quarter of 2020. The $92,000, or 19%, increase in gross profit was the result of higher margin sales mix during the quarter.

Operating Loss

Operating loss for the three months ended June 30, 2021 and 2020 was $722,000 and $632,000, respectively, representing an increase of loss by $90,000, or 14%, as operating costs (below) increased much more than gross profit, year-over-year. On a segment basis, the IT segment recorded an operating loss of $246,000 in the second quarter of 2021 as opposed to an operating loss of $695,000 in the same period of 2020; the equipment segment recorded an operating loss of $128,000 in the second quarter of 2021 as opposed to an operating loss of $94,000 in the same period of 2020; and the professional sales service segment recorded an operating loss of $47,000 in the second quarter of 2021 as opposed to operating income of $310,000 in the same period of 2020.

Operating loss in the IT segment decreased to $246,000 for the three-month period ended June 30, 2021 as compared to an operating loss of $695,000 in the same period of 2020, due to lower selling, general, and administrative (“SG&A”) costs. Operating income in the professional sales service segment decreased $357,000 in the three-month period ended June 30, 2021 as compared to operating income in the same period of 2020, due to higher SG&A costs partially offset by higher gross profit. The equipment segment reported an operating loss of $128,000 in the second quarter of 2021, compared to an operating loss of $94,000 in the second quarter 2020, an increase of $34,000. The increase was due to higher SG&A and R&D costs partially offset by higher gross profit.

Vaso Corporation and Subsidiaries

SG&A costs for the three months ended June 30, 2021 and 2020 were $9,192,000 and $8,823,000, respectively, representing an increase of $369,000, or 4% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $422,000 in the second quarter of 2021 from the same quarter of the prior year due to reduced personnel costs; SG&A costs in the professional sales service segment increased $563,000 due mainly to higher travel and personnel costs; and SG&A costs in the equipment segment increased $81,000 due mainly to higher marketing and personnel costs. Corporate costs not allocated to segments increased $147,000 due mainly to higher accounting and director fees.

Research and development (“R&D”) expenses were $170,000, or 1% of revenues, for the second quarter of 2021, a decrease of $15,000, or 8%, from $185,000, or 1% of revenues, for the second quarter of 2020. The decrease is primarily attributable to lower product development expenses in the IT segment.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Net income (loss)	$2,780	$(697)
Interest expense (income), net	78	152
Income tax expense	50	11
Depreciation and amortization	528	628
Share-based compensation	8	27
Adjusted EBITDA	$3,444	$121

Adjusted EBITDA increased by $3,323,000, to $3,444,000 in the quarter ended June 30, 2021 from $121,000 in the quarter ended June 30, 2020. The increase was attributable to the increase in net income, partially offset primarily by decreases in interest expense and depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2021 was $3,552,000 as compared to $(54,000) for the corresponding period of 2020. The increase in interest and other income (expense) was due primarily to the $3,646,000 gain on PPP loan forgiveness in the three months ended June 30, 2021.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the three months ended June 30, 2021, we recorded income tax expense of $50,000 as compared to $11,000 for the corresponding period of 2020. The $39,000 increase arose mainly from higher tax expense in our China operations.

Net Income (Loss)

Net income for the three months ended June 30, 2021 was $2,780,000 as compared to net loss of $(697,000) for the three months ended June 30, 2020, representing an improvement of $3,477,000. Income per share of $0.02 and $0.00 was recorded in the three-month periods ended June 30, 2021 and 2020, respectively. The principal cause of the increase in net income is the PPP loan forgiveness in the three months ended June 30, 2021.

Results of Operations – For the Six Months Ended June 30, 2021 and 2020

Revenues

Total revenue for the six months ended June 30, 2021 and 2020 was $32,651,000 and $33,523,000, respectively, representing a decrease of $872,000, or 3% year-over-year. On a segment basis, revenue in the IT, professional sales service and equipment segments decreased $363,000, $261,000 and $248,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2021 was $21,696,000 compared to $22,059,000 for the six months ended June 30, 2020, a decrease of $363,000, or 2%, of which $440,000 resulted from lower NetWolves revenue, partially offset by a $77,000 increase in the operations of the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $19,271,000 or 89% of the segment revenue in the first half of 2021, and $20,257,000 or 92% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $9,626,000 in the first half of 2021, a decrease of $261,000, or 3%, as compared to $9,887,000 in the first half of 2020. The decrease in commission revenues was due primarily to both a decrease in the volume of underlying equipment delivered by GEHC during the period and a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2021, $19,655,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,046,000 was long-term. As of June 30, 2020, $16,465,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,278,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $248,000, or 16%, to $1,329,000 for the six-month period ended June 30, 2021 from $1,577,000 for the same period of the prior year, principally due to the deconsolidation of EECP operations after the sale of equity in the EECP business in the second quarter of 2020. On a proforma basis with EECP operations also excluded from the financial statements for the first half of 2020, revenue in the equipment segment would increase by $202,000, or 18%.

Gross Profit

Gross profit for the six months ended June 30, 2021 and 2020 was $17,200,000, or 53% of revenue, and $17,514,000, or 52% of revenue, respectively, representing a decrease of $314,000, or 2% year-over-year. On a segment basis, gross profit in the IT and professional sales service decreased $96,000, or 1%, and $276,000, or 3%, respectively, while gross profit in the equipment segment increased $58,000, or 6%.

IT segment gross profit for the six months ended June 30, 2021 was $8,501,000, or 39% of the segment revenue, compared to $8,597,000, or 39% of the segment revenue for the six months ended June 30, 2020. The year-over-year decrease of $96,000, or 1%, was primarily a result of lower margin product sales mix in the healthcare IT business partially offset by a higher margin sales mix at NetWolves.

Vaso Corporation and Subsidiaries

Professional sales service segment gross profit was $7,641,000, or 79% of segment revenue, for the six months ended June 30, 2021 as compared to $7,917,000, or 80% of the segment revenue, for the six months ended June 30, 2020, reflecting a decrease of $276,000, or 3%. The decrease in absolute dollars was primarily due to lower commission revenue as a result of a lower blended commission rate and lower volume of GEHC equipment delivered during the first half of 2021 than in the same period last year. Cost of commissions in the professional sales service segment of $1,985,000 and $1,970,000, for the six months ended June 30, 2021 and 2020, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $1,058,000, or 80% of segment revenues, for the first half of 2021 compared to $1,000,000, or 63% of segment revenues, for the same half of 2020. The $58,000, or 6%, increase in gross profit was the result of higher gross profit margin of non-EECP products sold during the first half of 2021, partially offset by lower revenue due to exclusion of EECP business in the financials for the first half of 2021.

Operating Loss

Operating loss for the six months ended June 30, 2021 and 2020 was $1,262,000 and $1,992,000, respectively, representing an improvement of $730,000, or 37%, as operating costs (below) decreased much more than gross profit, year-over-year. On a segment basis, the IT segment recorded an operating loss of $179,000 in the first half of 2021 as compared to an operating loss of $1,287,000 in the same period of 2020; the equipment segment recorded an operating loss of $115,000 in the first half of 2021 as compared to an operating loss of $143,000 in the same period of 2020; and operating loss in the professional sales service segment increased by $259,000, from $123,000 in the first half of 2020 to $382,000 in the same period of 2021.

Operating loss in the IT segment decreased to $179,000 for the six-month period ended June 30, 2021 as compared to an operating loss of $1,287,000 in the same period of 2020, due to lower selling, general, and administrative (“SG&A”) costs partially offset by lower gross profit. Operating loss in the professional sales service segment increased $259,000 in the six-month period ended June 30, 2021 as compared to operating loss in the same period of 2020, due to higher SG&A costs and lower gross profit. The equipment segment reported an operating loss of $115,000 in the first half of 2021, compared to an operating loss of $143,000 in the first half 2020, an improvement of $28,000. The improvement was due to higher gross profit, offset by higher SG&A and R&D costs.

SG&A costs for the six months ended June 30, 2021 and 2020 were $18,148,000 and $19,141,000, respectively, representing a decrease of $993,000, or 5% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $1,129,000 in the first half of 2021 from the same half of the prior year due to reduced personnel costs; SG&A costs in the professional sales service segment decreased slightly by $17,000; and SG&A costs in the equipment segment increased slightly by $7,000. Corporate costs not allocated to segments increased $146,000 due mainly to higher accounting and director fees.

Research and development (“R&D”) expenses were $314,000, or 1% of revenues, for the first half of 2021, a decrease of $51,000, or 14%, from $365,000, or 1% of revenues, for the first half of 2020. The decrease is primarily attributable to lower product development expenses in the IT segment.

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

Vaso Corporation and Subsidiaries

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Six months ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Net income (loss)	$2,137	$(2,172)
Interest expense (income), net	199	412
Income tax expense (benefit)	68	(108)
Depreciation and amortization	1,124	1,251
Share-based compensation	17	54
Adjusted EBITDA	$3,545	$(563)

Adjusted EBITDA increased by $4,108,000 to $3,545,000 in the period ended June 30, 2021 from $(563,000) in the period ended June 30, 2020. The increase was primarily attributable to the $3,646,000 gain on PPP loan forgiveness in the six months ended June 30, 2021, partially offset by lower interest expense and lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2021 was $3,467,000 as compared to $(288,000) for the corresponding period of 2020. The increase in interest and other income was due primarily to the PPP loan forgiveness in the six months ended June 30, 2021.

Income Tax (Expense) Benefit

For the six months ended June 30, 2021, we recorded income tax expense of $(68,000) as compared to income tax benefit of $108,000 for the corresponding period of 2020. The change from benefit to expense arose mainly from the reversal in the first half of 2020 of a deferred tax liability in our China operations.

Net Income (Loss)

Net income for the six months ended June 30, 2021 was $2,137,000 as compared to net loss of $(2,172,000) for the six months ended June 30, 2020, representing an improvement of $4,309,000, or 198%. Income per share of $0.01 and loss per share of $0.01 was recorded in the six-month periods ended June 30, 2021 and 2020, respectively. The principal cause of the improvement is mainly due to the PPP loan forgiveness, as well as the reduction in operating expenses in the six months ended June 30, 2021.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At June 30, 2021, we had cash and cash equivalents of $9,407,000 and negative working capital of $11,097,000, compared to cash and cash equivalents of $6,819,000 and negative working capital of $9,431,000 at December 31, 2020. $10,237,000 in negative working capital at June 30, 2021 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash provided by operating activities was $5,593,000, which consisted of net income after adjustments to reconcile net income to net cash of $282,000 and cash provided by operating assets and liabilities of $5,311,000, during the six months ended June 30, 2021, compared to cash provided by operating activities of $4,014,000 for the same period in 2020. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $5,792,000, partially offset by decreases in accrued commissions and accounts payable of $1,087,000 and $2,753,000, respectively.

Cash provided by investing activities during the six-month period ended June 30, 2021 was $31,000 attributed to the redemption of $155,000 in short-term investments, offset by $124,000 used for the purchase of equipment and software.

Cash used in financing activities during the six-month period ended June 30, 2021 was $3,101,000 resulting from the repayment of $1,575,000 of lines of credit and $1,526,000 in notes payable and finance lease obligations.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, the Company has implemented additional internal control procedures during the quarter ended June 30, 2021, as discussed in our report on Form 10-K for the year ended December 31, 2020. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

                Except as noted above, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  August 16, 2021

