Form 10-Q
period 2021-09-30
VASO Corp
filed 2021-11-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 12, 2021 – 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,190	$6,819
Short-term investments	620	766
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $4,913 at September 30, 2021 and $4,208 at December 31, 2020	6,567	9,776
Receivables due from related parties	100	18
Inventories	1,419	1,384
Deferred commission expense	2,944	2,354
Prepaid expenses and other current assets	712	1,151
Total current assets	18,552	22,268

Property and equipment, net of accumulated depreciation of $9,823 at September 30, 2021 and $8,833 at December 31, 2020	3,022	3,885
Operating lease right of use assets	993	1,009
Goodwill	15,704	15,688
Intangibles, net	3,337	3,949
Other assets, net	2,130	2,190
Investment in EECP Global	1,081	1,116
Deferred tax assets, net	271	271
Total assets	$45,090	$50,376

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,719	$6,285
Accrued commissions	1,558	1,474
Accrued expenses and other liabilities	7,292	4,867
Finance lease liabilities - current	228	190
Operating lease liabilities - current	615	540
Sales tax payable	532	621
Deferred revenue - current portion	13,365	11,516
Notes payable - current portion	2,429	5,970
Due to related party	3	236
Total current liabilities	28,741	31,699

LONG-TERM LIABILITIES
Notes payable, net of current portion	25	5,779
Finance lease liabilities, net of current portion	269	246
Operating lease liabilities, net of current portion	378	469
Deferred revenue, net of current portion	6,820	6,188
Other long-term liabilities	918	910
Total long-term liabilities	8,410	13,592

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 185,435,965 and 185,244,299 shares issued at September 30, 2021 and December 31, 2020; 175,127,878 and 174,936,212 shares outstanding at September 30, 2021 and December 31, 2020	185	185
Additional paid-in capital	63,911	63,886
Accumulated deficit	(54,214)	(57,002)
Accumulated other comprehensive income	57	16
Treasury stock, at cost, 10,308,087 shares at September 30, 2021 and December 31, 2020	(2,000)	(2,000)
Total stockholders’ equity	7,939	5,085
	$45,090	$50,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$10,580	$10,733	$32,275	$32,792
Professional sales services	7,246	5,801	16,872	15,688
Equipment sales and services	603	900	1,932	2,477
Total revenues	18,429	17,434	51,079	50,957

Cost of revenues
Cost of managed IT systems and services	6,341	6,350	19,536	19,812
Cost of professional sales services	1,692	1,092	3,677	3,062
Cost of equipment sales and services	136	213	407	790
Total cost of revenues	8,169	7,655	23,620	23,664
Gross profit	10,260	9,779	27,459	27,293

Operating expenses
Selling, general and administrative	9,501	8,495	27,646	27,636
Research and development	123	174	437	539
Total operating expenses	9,624	8,669	28,083	28,175
Operating income (loss)	636	1,110	(624)	(882)

Other (expense) income
Interest and financing costs	(61)	(145)	(267)	(558)
Interest and other income, net	95	48	120	63
Gain on forgiveness of PPP loan	-	-	3,646	-
Gain on sale of equity in EECP Global	-	-	-	110
Total other (expense) income, net	34	(97)	3,499	(385)

Income (loss) before income taxes	670	1,013	2,875	(1,267)
Income tax (expense) benefit	(19)	(11)	(87)	97
Net income (loss)	651	1,002	2,788	(1,170)

Other comprehensive income
Foreign currency translation income (loss)	11	118	41	39
Comprehensive income (loss)	$662	$1,120	$2,829	$(1,131)

Income (loss) per common share
- basic and diluted	$0.00	$0.01	$0.02	$(0.01)

Weighted average common shares outstanding
- basic	172,228	170,515	171,506	169,279
- diluted	174,196	171,167	173,562	169,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(57,360)	$(313)	$4,314
Share-based compensation	1,000	1	-	-	26	-	-	27
Foreign currency translation loss	-	-	-	-	-	-	(65)	(65)
Net loss	-	-	-	-	-	(1,475)	-	(1,475)
Balance at March 31, 2020 (unaudited)	184,744	$185	(10,308)	$(2,000)	$63,829	$(58,835)	$(378)	$2,801
Share-based compensation	224	-	-	-	27	-	-	27
Reclassify accumulated translation loss	-	-	-	-	-	-	187	187
Foreign currency translation loss	-	-	-	-	-	-	(14)	(14)
Net loss	-	-	-	-	-	(697)	-	(697)
Balance at June 30, 2020 (unaudited)	184,968	$185	(10,308)	$(2,000)	$63,856	$(59,532)	$(205)	$2,304
Share-based compensation	55	-	-	-	16	-	-	16
Foreign currency translation gain	-	-	-	-	-	-	118	118
Net income	-	-	-	-	-	1,002	-	1,002
Balance at September 30, 2020 (unaudited)	185,023	$185	(10,308)	$(2,000)	$63,872	$(58,530)	$(87)	$3,440

Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430
Share-based compensation	192	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	51	51
Net income	-	-	-	-	-	2,780	-	2,780
Balance at June 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,903	$(54,865)	$46	$7,269
Share-based compensation	-	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	11	11
Net income	-	-	-	-	-	651	-	651
Balance at September 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,911	$(54,214)	$57	$7,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities	(unaudited)	(unaudited)
Net income (loss)	$2,788	$(1,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,748	1,861
Deferred income taxes	-	(124)
Loss from investment in EECP Global	35	17
Gain on forgiveness of PPP loan	(3,646)	-
Gain on sale of equity in EECP Global	-	(110)
Provision for doubtful accounts and commission adjustments	545	425
Write-down of inventory	282	-
Share-based compensation	25	69
Changes in operating assets and liabilities:
Accounts and other receivables	2,669	8,615
Due from related parties	(80)	(29)
Inventories	13	107
Deferred commission expense	(589)	770
Prepaid expenses and other current assets	441	37
Other assets, net	81	(126)
Accounts payable	(3,569)	(1,955)
Accrued commissions	146	(1,171)
Accrued expenses and other liabilities	2,388	(376)
Sales tax payable	(89)	(204)
Deferred revenue	2,480	(1,923)
Due to related party	(233)	(15)
Other long-term liabilities	9	36
Net cash provided by operating activities	5,444	4,734

Cash flows from investing activities
Purchases of equipment and software	(367)	(635)
Redemption of short-term investments	155	-
Proceeds from sale of equity in EECP Global	-	1,150
Net cash (used in) provided by investing activities	(212)	515

Cash flows from financing activities
Repayment on revolving lines of credit	(3,025)	(1,351)
Proceeds from notes payable	-	3,754
Payroll taxes paid by withholding shares	-	(1)
Repayment of notes payable and finance lease obligations	(2,823)	(1,615)
Repayment of notes payable - related parties	-	(1,252)
Net cash (used in) provided by financing activities	(5,848)	(465)
Effect of exchange rate differences on cash and cash equivalents	(13)	(43)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(629)	4,741
Cash and cash equivalents - beginning of period	6,819	2,124
Cash and cash equivalents - end of period	$6,190	$6,865

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$284	$582
Income taxes paid	$101	$65

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$639	$599
Equipment acquired through note payable	$-	$42

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

In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Cash Flows, and Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020, and the related notes to revise for those misstatements that impacted such periods.

	Consolidated Statement of Operations and Comprehensive Income (Loss)			Consolidated Statement of Operations and Comprehensive Income (Loss)
	Three months ended September 30, 2020 (unaudited)			Nine months ended September 30, 2020 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues
Managed IT systems and services	$10,833	$(100)	$10,733	$32,994	$(202)	$32,792

Gross Profit - IT segment	4,483	(100)	4,383	13,182	(202)	12,980

Operating expenses
Selling, general and administrative	8,451	44	8,495	27,486	150	27,636
Operating income/(loss)	$1,254	$(144)	$1,110	$(530)	$(352)	$(882)

Net income/(loss)	$1,146	$(144)	$1,002	$(818)	$(352)	$(1,170)

Comprehensive income/(loss)	$1,264	$(144)	$1,120	$(779)	$(352)	$(1,131)

Income/(loss) per common share
- basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)	$(0.00)	$(0.01)

				Consolidated Statement of Cash Flows
				Nine months ended September 30, 2020 (unaudited)
(in thousands)				As Reported	Adjustment	As Revised
Net loss				$(818)	$(352)	$(1,170)
Accounts payable				$(2,307)	$352	$(1,955)

	Consolidated Statement of Changes in Stockholders' Equity
	Accumulated Deficit			Total Stockholders' Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2020	$(55,885)	$(1,475)	$(57,360)	$5,789	$(1,475)	$4,314

Net loss	$(1,367)	$(108)	$(1,475)	$(1,367)	$(108)	$(1,475)

Balance at March 31, 2020 (unaudited)	$(57,252)	$(1,583)	$(58,835)	$4,384	$(1,583)	$2,801

Net loss	$(597)	$(100)	$(697)	$(597)	$(100)	$(697)

Balance at June 30, 2020 (unaudited)	$(57,849)	$(1,683)	$(59,532)	$3,987	$(1,683)	$2,304

Net income	$1,146	$(144)	$1,002	$1,146	$(144)	$1,002

Balance at September 30, 2020 (unaudited)	$(56,703)	$(1,827)	$(58,530)	$5,267	(1,827)	$3,440

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2021 (unaudited)				Three Months Ended September 30, 2020 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$9,181	$-	$-	$9,181	$9,872	$-	$-	$9,872
Software sales and support	1,399	-	-	1,399	861	-	-	861
Commissions	-	7,246	-	7,246	-	5,801	-	5,801
Medical equipment sales	-	-	570	570	-	-	868	868
Medical equipment service	-	-	33	33	-	-	32	32
	$10,580	$7,246	$603	$18,429	$10,733	$5,801	$900	$17,434

	Nine Months Ended September 30, 2021 (unaudited)				Nine Months Ended September 30, 2020 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$28,670	$-	$-	$28,670	$29,803	$-	$-	$29,803
Software sales and support	3,605	-	-	3,605	2,989	-	-	2,989
Commissions	-	16,872	-	16,872	-	15,688	-	15,688
Medical equipment sales	-	-	1,835	1,835	-	-	2,038	2,038
Medical equipment service	-	-	97	97	-	-	439	439
	$32,275	$16,872	$1,932	$51,079	$32,792	$15,688	$2,477	50,957

	Three Months Ended September 30, 2021 (unaudited)				Three Months Ended September 30, 2020 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$9,561	$-	$76	$9,637	$10,083	$-	$31	$10,114
Revenue recognized at a point in time	1,019	7,246	527	8,792	650	5,801	869	7,320
	$10,580	$7,246	$603	$18,429	$10,733	$5,801	$900	$17,434

	Nine Months Ended September 30, 2021 (unaudited)				Nine Months Ended September 30, 2020 (unaudited)
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$28,831	$-	$139	$28,970	$30,340	$-	$336	$30,676
Revenue recognized at a point in time	3,444	16,872	1,793	22,109	2,452	15,688	2,141	20,281
	$32,275	$16,872	$1,932	$51,079	$32,792	$15,688	$2,477	$50,957

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $74.5 million, of which we expect to recognize revenue as follows:

		(in thousands)
		Fiscal years of revenue recognition (unaudited)
	remainder of 2021	2022	2023	Thereafter
Unfulfilled performance obligations	$12,467	$33,350	$13,757	$14,959

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $370,000 and $553,000 at September 30, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $20,174,000 and $17,689,000 at September 30, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,378,000 and $1,118,000 at September 30, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $11,000 and $15,000 at September 30, 2021 and December 31, 2020, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2021, we recognized approximately $3.0 million and $4.8 million of revenues, respectively, that were included in our contract liability balance at July 1, 2021 and January 1, 2021, respectively.

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

	(in thousands)
	Three months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,580	$10,733	$32,275	$32,792
Professional sales service	7,246	5,801	16,872	15,688
Equipment	603	900	1,932	2,477
Total revenues	$18,429	$17,434	$51,079	$50,957

Gross Profit
IT	$4,239	$4,383	$12,739	$12,980
Professional sales service	5,554	4,709	13,195	12,626
Equipment	467	687	1,525	1,687
Total gross profit	$10,260	$9,779	$27,459	$27,293

Operating income (loss)
IT	$(77)	$15	$(254)	$(1,272)
Professional sales service	1,091	1,161	709	1,038
Equipment	(96)	142	(212)	(1)
Corporate	(282)	(208)	(867)	(647)
Total operating income (loss)	$636	$1,110	$(624)	$(882)

Depreciation and amortization
IT	$512	$500	$1,413	$1,517
Professional sales service	39	37	115	123
Equipment	73	73	220	221
Corporate	-	-	-	-
Total depreciation and amortization	$624	$610	$1,748	$1,861

Capital expenditures
IT	$238	$182	$324	$600
Professional sales service	-	3	3	5
Equipment	1	-	37	28
Corporate	3	-	3	2
Total cash capital expenditures	$242	$185	$367	$635

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Identifiable Assets
IT	$25,453	$28,110
Professional sales service	8,786	9,171
Equipment	6,564	6,668
Corporate	4,287	6,427
Total assets	$45,090	$50,376

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 39% and 33% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 33% and 31% of revenue for the nine months ended September 30, 2021 and 2020, respectively. GE Healthcare also accounted for $3.5 million or 53%, and $5.1 million or 52%, of accounts and other receivables at September 30, 2021 and December 31, 2020, respectively. No other customer accounted for 10% or more of revenue.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	172,228	170,515	171,506	169,279
Dilutive effect of unvested restricted shares	1,968	652	2,056	-
Diluted weighted average shares outstanding	174,196	171,167	173,562	169,279

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	-	874	-	4,674

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Trade receivables	$9,757	$13,960
Unbilled receivables	1,723	-
Due from employees	-	24
Allowance for doubtful accounts and commission adjustments	(4,913)	(4,208)
Accounts and other receivables, net	$6,567	$9,776

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Allowance for doubtful accounts and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement. Due from employees is primarily commission advances made to sales personnel.

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$775	$669
Work in process	31	4
Finished goods	613	711
	$1,419	$1,384

The Company maintained reserves for slow moving inventories of $165,000 and $167,000 at September 30, 2021 and December 31, 2020, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,327,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at September 30, 2021 and December 31, 2020. The components of the change in goodwill are as follows:

	(in thousands)
	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
	(unaudited)
Beginning of period	$15,688	$17,271
Foreign currency translation adjustment	16	82
Sale of equity in EECP Global	-	(1,665)
End of period	$15,704	$15,688

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,196)	(3,947)
	1,635	1,884

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,696)	(1,521)
	198	373

Software
Costs	3,424	3,394
Accumulated amortization	(1,920)	(1,702)
	1,504	1,692

	$3,337	$3,949

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

Amortization expense amounted to $213,000 and $222,000 for the three months ended September 30, 2021 and 2020, respectively and $641,000 and $680,000 for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands) (unaudited)
Remainder of 2021	269
2022	778
2023	555
2024	475
2025	413
$2,490

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Deferred commission expense - noncurrent	$1,835	$1,683
Trade receivables - noncurrent	228	448
Other, net of allowance for loss on loan receivable of $412 at September 30, 2021 and December 31, 2020	67	59
	$2,130	$2,190

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Accrued compensation	$1,388	$1,044
Accrued expenses - other	1,860	1,854
Other liabilities	4,044	1,969
	$7,292	$4,867

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$19,667	$16,480	$17,704	$19,343
Deconsolidate EECP Global	-	-	-	(769)
Net additions:
Deferred extended service contracts	-	2	(1)	144
Deferred in-service and training	-	-	-	3
Deferred service arrangements	-	-	-	5
Deferred commission revenues	3,356	2,554	9,061	4,432
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(4)	(138)
Deferred in-service and training	-	-	-	-
Deferred service arrangements	-	-	-	(5)
Deferred commission revenues	(2,837)	(2,384)	(6,575)	(6,364)
Deferred revenue at end of period	20,185	16,651	20,185	16,651
Less: current portion	13,365	9,384	13,365	9,384
Long-term deferred revenue at end of period	$6,820	$7,267	$6,820	$7,267

NOTE L – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	September 30, 2021	December 31, 2020
	(unaudited)
Line of credit	$1,321	$4,346
Notes payable	33	3,803
Notes payable - MedTech	1,100	3,600
Total debt	2,454	11,749
Less: current portion	(2,429)	(5,970)
	$25	$5,779

NetWolves maintains a $4.0 million line of credit with a lending institution. In March 2021, the line’s expiration date was extended to June 30, 2022 upon repayment of $825,000 and subsequent quarterly payments of $50,000 beginning June 30, 2021. Advances under the line are secured by substantially all of the assets of NetWolves Network Services, LLC and guaranteed by Vaso Corporation. During the nine months ended September 30, 2021, $2.4 million in draw was repaid. At September 30, 2021, the Company had drawn approximately $1.3 million against the line, all of which is included in notes payable – current portion in the Company’s condensed consolidated balance sheet at September 30, 2021. No additional borrowing is permitted under the line. The credit agreement includes certain financial covenants. The Company was in compliance with such covenants at September 30, 2021.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company maintained an additional $2.0 million line of credit with a lending institution. In March 2021, the $675,000 balance and accrued interest was paid in full and the line was closed.

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

NOTE M – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $116,000 and $232,000 for the nine-month periods ended September 30, 2021 and 2020, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by their family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020. The Notes may be prepaid without penalty, and are subordinated to any current or future Senior Debt as defined in the Subordinated Security Agreement. The Subordinated Security Agreement secures payment and performance of the Company’s obligations under the Notes. In April 2020, $1.2 million in principal was repaid and the maturity date of $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum. The maturity date was extended again in March 2021 to June 30, 2022, upon repayment of $1.2 million and subsequent quarterly payments of $50,000 beginning June 30, 2021. The interest rate remains at 6% per annum. On August 10, 2021, the Company made an additional $1.2 million principal payment. The total $1.1 million outstanding balance of the MedTech Notes is included in current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2021.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $48,000 and $55,000 were billed by the firm for the three-month periods ended September 30, 2021 and 2020, respectively, and fees of approximately $143,000 and $173,000 were billed by the firm for the nine-month periods ended September 30, 2021 and 2020, respectively. No amounts were outstanding at September 30, 2021 and 2020.

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

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company’s share of EECP Global’s loss was approximately $15,000 and $35,000, respectively and is included in Other (Expense) Income in its condensed consolidated statements of operations. At September 30, 2021, the Company recorded a net receivable from related parties of approximately $80,000 on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Sales representation agreement

In October 2021, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment further extended the term of the agreement through December 31, 2026, subject to earlier termination with or without cause under certain circumstances after timely notice. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The agreement may be terminated by GE Healthcare without cause subject to certain conditions. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. See Note O.

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

NOTE O – SUBSEQUENT EVENT

On October 25, 2021, the Company executed an amendment to the GEHC Agreement with GEHC, which, among other changes to the terms and conditions of the agreement, extended the term of the agreement from December 31, 2022 to December 31, 2026, subject to earlier termination with or without cause under certain circumstances after timely notice.

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

The pandemic may impact our operations beyond the first nine months of 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

Results of Operations – For the Three Months Ended September 30, 2021 and 2020

Revenues

Total revenue for the three months ended September 30, 2021 and 2020 was $18,429,000 and $17,434,000, respectively, representing an increase of $995,000, or 6% year-over-year. On a segment basis, revenue in the IT and equipment segments decreased $153,000 and $297,000, respectively, while revenue in the professional sales services segment increased $1,445,000.

Revenue in the IT segment for the three months ended September 30, 2021 was $10,580,000 compared to $10,733,000 for the three months ended September 30, 2020, a decrease of $153,000, or 1%, of which $692,000 resulted from lower NetWolves revenues, offset by $539,000 higher revenues in the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $9,561,000 or 90% of the segment revenue in the third quarter of 2021, and $10,083,000 or 94% of the segment revenue for the same quarter last year (see Note C).

Vaso Corporation and Subsidiaries

Commission revenues in the professional sales service segment were $7,246,000 in the third quarter of 2021, an increase of $1,445,000, or 25%, as compared to $5,801,000 in the same quarter of 2020.  The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period, partially offset by a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2021, $20,174,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,814,000 was long-term.  As of September 30, 2020, $16,634,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,250,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $297,000, or 33%, to $603,000 for the three-month period ended September 30, 2021 from $900,000 for the same period of the prior year, principally due to lower deliveries in our China operations.

Gross Profit

Gross profit for the three months ended September 30, 2021 and 2020 was $10,260,000, or 56% of revenue, and $9,779,000, or 56% of revenue, respectively, representing an increase of $481,000, or 5% year-over-year. On a segment basis, gross profit in the IT and equipment segments decreased $144,000, or 3%, and $220,000, or 32%, respectively, while gross profit in the professional sales service segment increased $845,000, or 18%.

IT segment gross profit for the three months ended September 30, 2021 was $4,239,000, or 40% of the segment revenue, compared to $4,383,000, or 41% of the segment revenue for the three months ended September 30, 2020. The year-over-year decrease of $144,000, or 3%, was primarily a result of lower sales volume in the NetWolves business, partially offset by higher sales volume and a higher margin sales mix in the healthcare IT business.

Professional sales service segment gross profit was $5,554,000, or 77% of segment revenue, for the three months ended September 30, 2021 as compared to $4,709,000, or 81% of the segment revenue, for the three months ended September 30, 2020, reflecting an increase of $845,000, or 18%. The increase in absolute dollars was due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the third quarter of 2021 than in the same period last year, partially offset by higher commission expenses. Cost of commissions in the professional sales service segment of $1,692,000 and $1,092,000, for the three months ended September 30, 2021 and 2020, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $467,000, or 77% of segment revenues, for the third quarter of 2021 compared to $687,000, or 76% of segment revenues, for the same quarter of 2020. The $220,000, or 32%, decrease in gross profit was primarily the result of lower sales during the quarter.

Operating Income

Operating income for the three months ended September 30, 2021 was $636,000 compared to $1,110,000 for the same quarter in 2020, representing a decrease of $474,000, or 43%, as operating costs (below) increased much more than gross profit, year-over-year. On a segment basis, the IT segment recorded an operating loss of $77,000 in the third quarter of 2021 as opposed to operating income of $15,000 in the same period of 2020; the equipment segment recorded an operating loss of $96,000 in the third quarter of 2021 as opposed to operating income of $142,000 in the same period of 2020; and the professional sales service segment recorded operating income of $1,091,000 in the third quarter of 2021 as opposed to operating income of $1,161,000 in the same period of 2020.

Operating loss in the IT segment increased to $77,000 for the three-month period ended September 30, 2021 as compared to operating income of $15,000 in the same period of 2020, due to lower gross profit, partially offset by lower research and development (“R&D”) costs. Operating income in the professional sales service segment decreased $70,000 in the three-month period ended September 30, 2021 as compared to operating income in the same period of 2020, due to higher SG&A costs partially offset by higher gross profit. The equipment segment reported an operating loss of $96,000 in the third quarter of 2021, compared to operating income of $142,000 in the third quarter 2020, a decrease of $238,000. The decrease was primarily due to lower gross profit.

Vaso Corporation and Subsidiaries

SG&A costs for the three months ended September 30, 2021 and 2020 were $9,501,000 and $8,495,000, respectively, representing an increase of $1,006,000, or 12% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $10,000 in the third quarter of 2021 from the same quarter of the prior year due to higher travel costs; SG&A costs in the professional sales service segment increased $917,000 due mainly to higher travel, as travel in the third quarter of 2020 was unusually low due to COVID-19 restrictions, and higher personnel costs due to increased headcount and increased bonuses due to improved order booking; and SG&A costs in the equipment segment increased $6,000 due mainly to higher consulting costs. Corporate costs not allocated to segments increased $73,000 due mainly to higher investor relations and director fees.

Research and development expenses were $123,000, or 1% of revenues, for the third quarter of 2021, a decrease of $51,000, or 29%, from $174,000, or 1% of revenues, for the third quarter of 2020. The decrease is primarily attributable to lower product development expenses in the IT segment.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Net income	$651	$1,002
Interest expense (income), net	62	133
Income tax expense	19	11
Depreciation and amortization	624	610
Share-based compensation	8	15
Adjusted EBITDA	$1,364	$1,771

Adjusted EBITDA decreased by $407,000, to $1,364,000 in the quarter ended September 30, 2021 from $1,771,000 in the quarter ended September 30, 2020.  The decrease was primarily attributable to decreases in net income and interest expense.

Vaso Corporation and Subsidiaries

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2021 was $34,000 as compared to $(97,000) for the corresponding period of 2020. The change in interest and other income (expense) was due primarily to lower interest expense resulting from repayments of notes payable and lines of credit.

Income Tax Expense

For the three months ended September 30, 2021, we recorded income tax expense of $19,000 as compared to $11,000 for the corresponding period of 2020. The $8,000 increase arose mainly from higher state tax expense.

Net Income

Net income for the three months ended September 30, 2021 was $651,000 as compared to net income of $1,002,000 for the three months ended September 30, 2020, representing a decrease of $351,000. Income per share of $0.00 and $0.01 was recorded in the three-month periods ended September 30, 2021 and 2020, respectively. The principal cause of the decrease in net income is the increase in SG&A costs, partially offset by the increase in gross profit.

Results of Operations – For the Nine Months Ended September 30, 2021 and 2020

Revenues

Total revenue for the nine months ended September 30, 2021 and 2020 was $51,079,000 and $50,957,000, respectively, representing an increase of $122,000, or less than 1% year-over-year. On a segment basis, revenue in the IT and equipment segments decreased $517,000 and $545,000, respectively, while revenue in the professional sales service segment increased $1,184,000.

Revenue in the IT segment for the nine months ended September 30, 2021 was $32,275,000 compared to $32,792,000 for the nine months ended September 30, 2020, a decrease of $517,000, or 2%, of which $1,133,000 resulted from lower NetWolves revenue, offset by a $616,000 increase in the operations of the healthcare IT business.  Our monthly recurring revenue in the IT segment accounted for $28,831,000 or 89% of the segment revenue in the first nine months of 2021, and $30,340,000 or 93% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $16,872,000 in the first nine months of 2021, an increase of $1,184,000, or 8%, as compared to $15,688,000 in the first nine months of 2020.  The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period, partially offset by a lower blended commission rate applicable to such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2021, $20,174,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,814,000 was long-term.  As of September 30, 2020, $16,634,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,250,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $545,000, or 22%, to $1,932,000 for the nine-month period ended September 30, 2021 from $2,477,000 for the same period of the prior year, principally due to the deconsolidation of EECP operations after the sale of equity in the EECP business in the second quarter of 2020.  On a proforma basis, with EECP operations also excluded from the financial statements for the first nine months of 2020, revenue in the equipment segment would decrease by $125,000, or 6%.

Gross Profit

Gross profit for the nine months ended September 30, 2021 and 2020 was $27,459,000, or 54% of revenue, and $27,293,000, or 54% of revenue, respectively, representing an increase of $166,000, or 1% year-over-year. On a segment basis, gross profit in the IT and equipment segments decreased $241,000, or 2%, and $162,000, or 10%, respectively, while gross profit in the professional sales service segment increased $569,000, or 5%.

Vaso Corporation and Subsidiaries

IT segment gross profit for the nine months ended September 30, 2021 was $12,739,000, or 39% of the segment revenue, compared to $12,980,000, or 40% of the segment revenue for the nine months ended September 30, 2020. The year-over-year decrease of $241,000, or 2%, was primarily a result of lower revenue at NetWolves and lower margin product sales mix in the healthcare IT business.

Professional sales service segment gross profit was $13,195,000, or 78% of segment revenue, for the nine months ended September 30, 2021 as compared to $12,626,000, or 80% of the segment revenue, for the nine months ended September 30, 2020, reflecting an increase of $569,000, or 5%. The increase in absolute dollars was primarily due to higher commission revenue as a result of a higher volume of GEHC equipment delivered, partially offset by a lower blended commission rate during the first nine months of 2021 than in the same period last year. Cost of commissions in the professional sales service segment of $3,677,000 and $3,062,000, for the nine months ended September 30, 2021 and 2020, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,525,000, or 79% of segment revenues, for the first nine months of 2021 compared to $1,687,000, or 68% of segment revenues, for the same period in 2020. The $162,000, or 10%, decrease in gross profit was primarily the result of lower revenue due to exclusion of EECP business in the financials for the first nine months of 2021, partially offset by higher gross profit margin of non-EECP products sold during the first nine months of 2021.

Operating Loss

Operating loss for the nine months ended September 30, 2021 and 2020 was $624,000 and $882,000, respectively, representing an improvement of $258,000, or 29%, as gross profit increased $166,000 and operating costs (below) decreased $92,000, year-over-year. On a segment basis, the IT segment recorded an operating loss of $254,000 in the first nine months of 2021 as compared to an operating loss of $1,272,000 in the same period of 2020; the equipment segment recorded an operating loss of $212,000 in the first nine months of 2021 as compared to an operating loss of $1,000 in the same period of 2020; and operating income in the professional sales service segment decreased by $329,000, from $1,038,000 in the first nine months of 2020 to $709,000 in the same period of 2021.

Operating loss in the IT segment decreased to $254,000 for the nine-month period ended September 30, 2021 as compared to an operating loss of $1,272,000 in the same period of 2020, due primarily to lower selling, general, and administrative (“SG&A”) costs partially offset by lower gross profit. Operating income in the professional sales service segment decreased $329,000 in the nine-month period ended September 30, 2021 as compared to operating income in the same period of 2020, due to higher SG&A costs offset by higher gross profit. The equipment segment reported an operating loss of $212,000 in the first nine months of 2021, compared to an operating loss of $1,000 in the first nine months of 2020, an increase of $211,000. The increase in loss was due to lower gross profit as well as higher SG&A and R&D costs.

SG&A costs for the nine months ended September 30, 2021 and 2020 were $27,646,000 and $27,636,000, respectively, representing an increase of $10,000, or less than 1% year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $1,122,000 in the first nine months of 2021 from the same period of the prior year due mainly to reduced personnel and third-party commission costs; SG&A costs in the professional sales service segment increased by $900,000 due to higher travel and personnel costs; and SG&A costs in the equipment segment increased slightly by $13,000. Corporate costs not allocated to segments increased $220,000 due mainly to higher accounting and director fees.

Research and development (“R&D”) expenses were $437,000, or 1% of revenues, for the first nine months of 2021, a decrease of $102,000, or 19%, from $539,000, or 1% of revenues, for the first nine months of 2020. The decrease is primarily attributable to lower product development expenses in the IT segment.

Vaso Corporation and Subsidiaries

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Net income (loss)	$2,788	$(1,170)
Interest expense (income), net	261	546
Income tax expense (benefit)	87	(97)
Depreciation and amortization	1,748	1,861
Share-based compensation	25	69
Adjusted EBITDA	$4,909	$1,209

Adjusted EBITDA increased by $3,700,000 to $4,909,000 in the period ended September 30, 2021 from $1,209,000 in the period ended September 30, 2020. The increase was primarily attributable to the $3,646,000 gain on PPP loan forgiveness in the nine months ended September 30, 2021, partially offset by lower interest expense and lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2021 was $3,499,000 as compared to $(385,000) for the corresponding period of 2020. The increase in interest and other income was due primarily to the $3.6 million PPP loan forgiveness and $291,000 lower interest expense in the nine months ended September 30, 2021.

Income Tax (Expense) Benefit

For the nine months ended September 30, 2021, we recorded income tax expense of $(87,000) as compared to income tax benefit of $97,000 for the corresponding period of 2020. The change from benefit to expense arose mainly from the reversal of a deferred tax liability in our China operations in the first nine months of 2020.

Net Income (Loss)

Net income for the nine months ended September 30, 2021 was $2,788,000 as compared to net loss of $(1,170,000) for the nine months ended September 30, 2020, representing an improvement of $3,958,000, or 338%.  Income per share of $0.02 and loss per share of $0.01 was recorded in the nine-month periods ended September 30, 2021 and 2020, respectively.  The principal cause of the improvement is the forgiveness of the PPP loan, as well as the reduction in operating expenses and interest expense in the nine months ended September 30, 2021.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2021, we had cash and cash equivalents of $6,190,000 and negative working capital of $10,189,00 0, compared to cash and cash equivalents of $6,819,000 and negative working capital of $9,431,000 at December 31, 2020.  $10,421,000 in negative working capital at September 30, 2021 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  Excluding these non-cash items, working capital would be $232,000 at September 30, 2021.

Cash provided by operating activities was $5,444,000, which consisted of net income after adjustments to reconcile net income to net cash of $1,777,000 and cash provided by operating assets and liabilities of $3,667,000, during the nine months ended September 30, 2021, compared to cash provided by operating activities of $4,734,000 for the same period in 2020. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $2,669,000 and increases in accrued expenses and deferred revenue of $2,388,000 and $2,480,000, respectively, partially offset by a decrease in accounts payable of $3,569,000.

Cash used in investing activities during the nine-month period ended September 30, 2021 was $212,000 attributed to $367,000 used for the purchase of equipment and software, offset by the redemption of $155,000 in short-term investments.

Cash used in financing activities during the nine-month period ended September 30, 2021 was $5,848,000 resulting from the repayment of $3,025,000 of lines of credit and $2,823,000 in notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarter of 2021, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, the Company has implemented additional internal control procedures during the quarter ended June 30, 2021, as discussed in our report on Form 10-K for the year ended December 31, 2020. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

The Company held its Annual Meeting of Stockholders on October 12, 2021. At the meeting, the Company’s stockholders voted to approve the following proposals:

1)

The election of two directors in Class III, to hold office until the 2023 Annual Meeting of Stockholders and the election of two directors in Class I, to hold office until the 2024 Annual Meeting of Stockholders.

2)	The appointment of Malone Bailey LLP as our independent registered public accountants for the year ending December 31, 2021.

The following table presents the voting results on these proposals:

Approved Proposals	Stockholder votes cast
	For	Withheld	Against	Abstain
Election of Directors
Dr. Jun Ma	102,267,458	7,610,031
David Lieberman	99,739,633	10,137,856
Joshua Markowitz	102,769,008	7,108,481
Edgar Rios	101,932,766	7,944,723

Appointment of public accountants	126,700,072	-	5,688,318	1,156,666

Vaso Corporation and Subsidiaries

ITEM 6 – EXHIBITS

Exhibits

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Vaso Corporation and Subsidiaries

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASO CORPORATION

Date: November 15, 2021	By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Beecher
Michael J. Beecher Chief Financial Officer and Principal Accounting Officer

