Form 10-K
period 2021-12-31
VASO Corp
filed 2022-03-31
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates was approximately $5.8 million based on the closing sales price of the common stock as quoted on the OTC PK on June 30, 2021.

At March 25, 2022, the number of shares outstanding of the issuer's common stock was 175,127,878.

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

•

Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the health provider middle market; and

•

Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC  (collectively, “NetWolves”).  It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT).  Its current offering includes:

•	Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

•	Managed network infrastructure (routers, switches and other core equipment).

•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

•	Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.  Its current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions.  These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS™ series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm subscription services..
•	MobiCare® multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge for cardiovascular devices and software coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

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

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GE diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2026, subject to earlier termination under certain conditions.

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

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China.  Genwell was formed in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare® patient monitoring device.

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

Management

The Company currently bases its headquarters in Plainview, Long Island, NY pursuant to a lease which expires in September 2025.  Reporting to the Board of Directors, corporate officers of the Company include the President and Chief Executive Officer (“CEO”), Co-Chief Financial Officer and Secretary, Chief Operating Officer (“COO”), and Co-Chief Financial Officer and Treasurer.

The management of the Company’s IT segment is led by the COO of the Company, who is also the President of VasoTechnology and NetWolves, which is based in Tampa, FL.  Our VasoHealthcare IT business is organized as a part of VasoTechnology and is also led by the COO, supported by several software solution sales and implementation specialists, based in Nashville, TN. The business unit works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

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

The equipment segment is under the direct supervision of the CEO of the Company. Sales and marketing efforts in the domestic market are led by a Vice President of national sales and service at Vasomedical Solutions, and the managers of our China subsidiaries are in charge of the development and production of all our proprietary products and marketing and sales in China and the international markets.  We sell our Biox™ series and other products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

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

Foreign Regulation

In most countries where we seek to export our medical devices, a local regulatory clearance must be obtained.  The regulatory review process varies from country to country and can be complex, costly, uncertain, and time-consuming.  Our medical devices are all manufactured in accordance with ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry.  All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agência Nacional de Vigilncia Sanitária (ANVISA) approval for Brazil, Taiwan FDA (TFDA) for Taiwan,  and the Saudi SFDA (MDMA) for the Kingdom of Saudi Arabia.

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

Intellectual Properties

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in Biox™ and MobiCare® products. Moreover, trademarks have been registered for the names “Vaso”, “Vasomedical”, “VasoGlobal”, “VasoSolutions”, “VasoHealthcare”, and “MobiCare”.

Through our China-based subsidiaries, we own thirty-five invention and utility patents in China that expire at various times through 2041, as well as sixteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

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

Employees

As of December 31, 2021, we employed 256 full-time persons, of which 14 are employed through our facility in Plainview, New York; 85 through VasoHealthcare; 5 through VasoHealthcare IT; 100 through our NetWolves operations; and 52 in our China operations.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

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

All manufacturing operations are conducted under the cGMP requirements, as set forth in the FDA Quality System Regulation, as well as ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry.  We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive (MDD 93/42/EEC Annex II) and can apply CE marking to all of our current product models.  Lastly, we are certified to comply with the requirements of the Brazilian Agência Nacional de Vigilncia Sanitária (ANVISA).  All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

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

The pandemic has adversely affected, and may continue to adversely affect, certain elements of our business, primarily customer orders in our IT and professional sales service segments and accounts receivable collections in our IT segment.  The COVID-19 pandemic has caused us to modify our business practices, and we may take further actions as required by government authorities, our customers or as determined to be in the best interests of our associates, customers and business partners. There is no certainty that these measures will be sufficient to mitigate the risks posed by the virus and our ability to execute our business plans could be impacted. The magnitude and duration of the disruption and resulting decline in business activity is uncertain.

Financial Risks

Achieving profitable operations is dependent on several factors

We achieved profitability in the years ended December 31, 2021 and 2020 after having incurred net losses from operations for the years ended December 31, 2019 and 2018. Our ability to sustain profitability is dependent on many factors, primarily being the sufficient and timely generation of cash, as well as attaining and maintaining profitability in our IT and equipment segments, as well as the success of our other strategic initiatives.

Risks Related to Our Business

We currently derive a significant amount of our revenue and operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC.  Under the GEHC Agreement, we have been appointed GEHC’s exclusive representative for certain GE diagnostic imaging products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and has subsequently been extended in 2012, 2014, 2017 and 2021, with the current term through December 31, 2026, subject to GEHC’s right to terminate earlier without cause under certain conditions.

A significant amount of our revenue and operating income arise from activities under this agreement.  Moreover, our performance and growth in the professional sales service segment depends partially on the territories, customer accounts and product modalities assigned to us by GEHC, as well as factors beyond our control such as product pricing, availability and delivery schedule, and thus relies on our ability to demonstrate our added value as a channel partner, and on maintaining a positive relationship with GEHC.  There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions or will be extended beyond the current expiration date.  Should GEHC terminate the agreement, it would have a material adverse effect on our financial condition and results of operations.

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

We may not continue to receive necessary clearances or approvals from the US FDA or foreign authorities for our medical devices, which could hinder our ability to market and sell certain products in the relevant markets.

If we modify our medical devices and the modifications significantly affect safety or effectiveness, or if we make a change to the intended use, we will be required to submit a new premarket notification (510(k)) or premarket approval (PMA) application to the FDA. We would not be able to market the modified device in the U.S. until the FDA issues a clearance for the 510(k).

If we offer new products that require 510(k) clearance or a PMA, we will not be able to commercially distribute those products in the U.S. until we receive such clearance or approval.  Regulatory agency approval or clearance for a product may not be received or may entail limitations on the device’s indications for use that could limit the potential market for the product. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, could delay or prevent our ability to market or distribute our products. Such delays could have a material adverse effect on our equipment business.

There are similar medical device regulations or requirements in China, Europe, and other foreign markets where we sell our products.  Failure to comply with these regulations and requirements could have a material adverse effect on our equipment business.

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

Our operations in China are also subject to the laws and regulations of the People’s Republic of China with which we must be in compliance in order to conduct these operations.

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

As a GEHC channel partner, we could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and any customer concerns related to GEHC.  Delivery of GEHC equipment may be negatively impacted due to the current supply chain issues especially as it impacts availability of computer chips.  With respect to our proprietary medical products we now manufacture our own products primarily through our China based facilities, and we depend on certain independent suppliers for parts, components and certain finished goods.

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

Our growth depends in part on the growth of the IT and healthcare markets which we serve. In our professional sales services segment, our quarterly sales and profits depend significantly on the volume and timing of delivery of the underlying equipment of the orders we booked, and the delivery of such products is difficult to forecast since it is largely dependent on GEHC.  Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product cycles and economic downturns that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

The market price of our common stock historically has been and may continue to be highly volatile.  Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our operating results;
•	overall market fluctuations and domestic and worldwide economic conditions;
•	medical reimbursement;
•	announcements of technological innovations, new products or pricing by our competitors;
•	the timing of patent and regulatory approvals;
•	the timing and extent of technological advancements;
•	the sales of our common stock by affiliates or other shareholders with large holdings; and
•	other factors described in the “Risk Factors” and elsewhere in this Report.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 30, 2025 and with a base annual rental of approximately $76,000.  The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2022 with an annual rental of approximately $182,000.  VHC-IT leases a flexible space, 1,500 square foot facility in Nashville, Tennessee expiring on January 31, 2023 with an annual cost of $32,000..  We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our office, engineering and production facilities in China.  Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2023, September 2023, and December 2023 at an aggregate annual cost of approximately $78,000.  Such leases are renewable upon expiration.

PART II

ITEM 5 –  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market under the symbol VASO.  The number of record holders of common stock as of March 25, 2022, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2021		Year ended December 31, 2020
	High	Low	High	Low
First quarter	$0.16	$0.08	$0.04	$0.02
Second quarter	$0.12	$0.05	$0.04	$0.02
Third quarter	$0.07	$0.05	$0.03	$0.02
Fourth quarter	$0.08	$0.04	$0.09	$0.02

The last bid price of the Company's common stock on March 25, 2022 was $0.07 per share.

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

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had a significant impact on the United States economy and it is possible that some negative impact to the Company’s financial condition and results of operations may continue.  At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. We have experienced the negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

The pandemic may continue to impact our operations in 2022, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

We have taken significant steps in our efforts to protect our workforce and our clients. Most of our employees have been working at least partially remotely and we have reopened our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company in 2020 received a $3.6 million loan under the Paycheck Protection Program of the CARES Act (the “PPP loan”). This loan was used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients.  In June 2021, the loan, as well as accrued interest, was forgiven in its entirety by the Small Business Administration.

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

•

Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (GEHC) into the health provider middle market; and

•

Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”).  It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT).  Its current offering includes:

•	Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

•	Managed network infrastructure (routers, switches and other core equipment).

•	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

•	Managed security services.

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.  Its current offering consists of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 80 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions.  These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS™ series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software and algorithm subscription services.
•	MobiCare® multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge for cardiovascular devices and software coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

•	Continue to effectively control operating costs.
•	Continue to expand our product and service offerings as well as market penetration in the business of our IT segment.
•

Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GE Healthcare product modalities we represent, and possibly building new teams to represent other vendors.

•	Maintain and grow our equipment business by increasing efficiency and exploring new revenue models.
•	Continue to seek accretive partnership opportunities.
•	Explore options in capital markets for our stock.

Results of Operations – For the Years Ended December 31, 2021 and 2020

Total revenues increased by $5,729,000, or 8.2%, to $75,579,000 in the year ended December 31, 2021, from $69,850,000 in the year ended December 31, 2020.  We reported net income of $6,100,000 and $358,000 for the years ended December 31, 2021 and 2020, respectively, an improvement of $5,742,000.  The increase in net income was primarily due to higher gross profit and the forgiveness of the $3,646,000 PPP loan and interest thereon, partially offset by higher operating costs.  Our net income was $0.04 and $0.00 per basic and diluted common share for the years ended December 31, 2021 and 2020, respectively.

Revenues

Revenue in the IT segment was $42,916,000 for the year ended December 31, 2021 as compared to $43,894,000 for the prior year, a decrease of $978,000, or 2.2%, of which $2,046,000 was attributable to a decline in NetWolves revenues, offset by a $1,069,000 increase in VHC-IT revenues.

Commission revenues in the professional sales service segment increased by $6,576,000, or 28.8%, to $29,441,000 in the year ended December 31, 2021, as compared to $22,865,000 in the year ended December 31, 2020.  The increase was primarily due to higher volume of GEHC equipment delivered in 2021 coupled with a higher blended commission rate for equipment delivered in 2021.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2021, the Company recorded on its consolidated balance sheet deferred commission revenue of $24,955,000 for this segment (of which $8,465,000 is long-term), an increase of $7,266,000, or 41.1%, compared to $17,689,000 of deferred commission revenue at December 31, 2020 (of which $6,178,000 was long-term).  The increase in deferred revenue is due principally to higher total orders booked during the year, partially offset by the increase in equipment deliveries over the same period.

Revenue in our equipment segment increased 4.2% to $3,222,000 for the year ended December 31, 2021 from $3,091,000 for the year ended December 31, 2020, as a result of a revenue increase in our China operations, partially offset by not including EECP operations in the consolidated financials starting the second quarter of 2020.  In April 2020, the Company sold 51% of the equity in its EECP business and does not consolidate these operations after such date.  With EECP related revenues all excluded, equipment segment revenue would be $3,102,000 and $2,726,000 for 2021 and 2020, respectively, an increase of $376,000, or 13.8%, mainly a result of higher revenue in our China operations.

Gross Profit

The Company recorded gross profit of $43,133,000, or 57.1% of revenue, for the year ended December 31, 2021, compared to $38,571,000, or 55.2% of revenue, for the year ended December 31, 2020.  The increase of $4,562,000, or 11.8%, was due primarily to a $5,298,000 increase in the professional sales service segment due to higher revenues, partially offset by a $1,008,000 decrease in the IT segment, as a result of lower revenues and lower gross margin.

IT segment gross profit decreased to $16,674,000, or 39% of segment revenues, for the year ended December 31, 2021 as compared to $17,682,000, or 40% of segment revenues, in the prior year, a decrease of $1,008,000, of which $972,000 was attributable to NetWolves and $36,000 was attributable to VHC-IT, resulting mainly from lower NW revenues and higher VHC-IT costs.

Professional sales service segment gross profit was $23,906,000, or 81.2% of the segment revenues, for the year ended December 31, 2021, an increase of $5,298,000, or 28.5%, from segment gross profit of $18,608,000, or 81.4% of the segment revenue, for the year ended December 31, 2020.  The increase in gross profit was due primarily to the increase in the segment revenue as a result of higher equipment delivery volume and higher blended commission rate for year.  Cost of commissions increased by $1,278,000, or 30.0%, to $5,535,000 for the year ended December 31, 2021, as compared to cost of commissions of $4,257,000 in 2020.  The increase is due primarily to the increase in the segment revenue as gross profit margin remained little changed year over year.  Cost of commissions reflects commission expense associated with certain recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit increased by $272,000, or 11.9%, to $2,553,000, or 79.2% of equipment segment revenues, for the year ended December 31, 2021, compared to $2,281,000, or 73.8% of equipment segment revenues, for the year ended December 31, 2020, due to higher segment revenue as well as higher gross profit margin as a result of excluding EECP operations from the consolidated financials starting the second quarter of 2020. Excluding EECP operations, gross profit in the equipment segment would be $2,433,000 (78.4% of the segment revenue) and $2,040,000 (74.8% of segment revenue) for 2021 and 2020, respectively, representing an increase for 2021 of $393,000 or 19.3%, year over year.  Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of training, maintenance and servicing, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $2,819,000 for the year ended December 31, 2021 compared to operating income of $772,000 for the year ended December 31, 2020, an increase of $2,047,000, or 265%.  The improvement was primarily attributable to the increase in operating income in the professional sales service segment to $5,918,000 for the year ended December 31, 2021 from $2,977,000 for the year ended December 31, 2020, due to higher gross profit, offset by higher operating expenses, and by a $187,000 improvement in the equipment segment, which recorded $32,000 in operating income in the year ended December 31, 2021, as compared to an operating loss of $155,000 in the prior year, as a result primarily of higher gross profit.  Offsetting these increases was a $815,000 increase in operating loss in the IT segment to $2,062,000 for the year ended December 31, 2021 from an operating loss of $1,247,000 in the prior year resulting mainly from lower gross profit and a one-time write-off in R&D expenses, partially offset by lower SG&A expenses, and a $266,000 increase in corporate expenses to $1,069,000 for the year ended December 31, 2021 from $803,000 in the prior year, mainly due to increases in accounting, audit and legal expenses.        .

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2021 and 2020 were $38,593,000, or 51.1% of revenues, and $37,054,000, or 53.0% of revenues, respectively, reflecting an increase of $1,539,000 or 4.2%. The increase in SG&A expenditures in the year ended December 31, 2021 resulted primarily from a $2,357,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related and travel costs; a $1,103,000 decrease in the IT segment due to lower personnel, marketing and travel costs; a $19,000 increase in the equipment segment due mainly to the deconsolidation of the EECP business starting the second quarter of 2020, and by a $266,000 increase in corporate expenses reflecting higher accounting and director fees.

Research and development (R&D) expenses of $1,721,000, or 2% of revenues, for the year ended December 31, 2021 increased by $976,000, or 131%, from $745,000, or 1% of revenues, for the year ended December 31, 2020. The increase is primarily attributable to a one-time write-off of software development costs in our NetWolves operations.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2021	2020
Net income	$6,100	$358
Interest expense (income), net	301	675
Income tax expense (benefit)	151	(1)
Depreciation and amortization	3,840	2,462
Share-based compensation	31	88
Adjusted EBITDA	$10,423	$3,582

Adjusted EBITDA increased by $6,841,000, to $10,423,000 in the year ended December 31, 2021 from $3,582,000 in the year ended December 31, 2020.  The increase was primarily attributable to the higher net income, income tax expense, and depreciation and amortization, partially offset by lower interest expense, and share-based compensation costs, as compared to the prior year.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2021 and 2020, was $3,432,000 and $(415,000), respectively, an increase in net other income of $3,847,000.  The increase was due primarily to the gain on forgiveness of PPP loan and interest of $3,646,000 and lower interest expense on our lines of credit and other debt instruments, partially offset by the $110,000 gain on sale of equity in the EECP business in 2020.

Income Tax (Expense) Benefit

During the year ended December 31, 2021, we recorded income tax expense of $151,000, as compared to income tax benefit of $1,000 in the year ended December 31, 2020.  The Company utilized $4,373,000 and $797,000 in net operating loss carryforwards for the years ended December 31, 2021 and 2020, respectively.  The change to income tax expense in 2021 arose primarily from higher foreign tax expense due to a write-off of deferred tax liability in 2020.  The Company has net operating loss carryforwards of approximately $38 million at December 31, 2021.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2021

We have financed our operations and investment activities primarily from working capital.  At December 31, 2021, we had cash and cash equivalents of $6,025,000 and negative working capital of $3,197,000.  $12,946,000 in negative working capital at December 31, 2021 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  At March 25, 2022 the Company’s cash and cash equivalents were approximately $11.2 million.

Cash provided by operating activities was $7,815,000 during the year ended December 31, 2021, which consisted of net income after non-cash adjustments of $7,283,000 and changes in operating assets and liabilities of $532,000. The changes in the account balances primarily reflect increases in deferred revenue, accrued expenses, and accrued commissions of $7,260,000, $2,372,000, and $1,497,000, respectively; partially offsetting these changes were increases in accounts and other receivables and deferred commission expenses of $6,052,000 and $1,195,000, respectively, and a decrease in accounts payable of $3,492,000.

Cash used in investing activities during the year ended December 31, 2021 was $260,000 consisting of $415,000 in purchases of equipment and software offset by $155,000 in redemption of short-term investment.

Cash used in financing activities during the year ended December 31, 2021 was $8,329,000, primarily attributable to repayment of $5,448,000 on our lines of credit and $2,881,000 in payments of notes and finance leases.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.  It is possible that the COVID-19 pandemic may adversely impact our operations depending on the duration of the pandemic and the timing and success of the reopening of the economy.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2021, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

Effects of Inflation

We believe that inflation and changing prices over the past two years have not had a significant impact on our revenue or on our results of operations.

Critical Accounting Policies and Estimates

                Note B of the Notes to Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policy and estimate is as follows:

Allowance for Commission Adjustments

In our professional sale service segment, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment.  Such amounts are classified in our consolidated balance sheets in accounts receivable and deferred revenue, net of estimated commission adjustments.  Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense, net of the impact of the estimated commission adjustments, when the associated deferred revenue is recorded.  The commission adjustments are based on estimates of future order cancellations, which is calculated based on historical cancellation rates and applicable credit policies.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 and have concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented in the statements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

                As of March 25, 2022, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	66	Chairman of the Board and Director	June, 2015
David Lieberman	77	Vice Chairman of the Board and Director	February, 2011
Jun Ma	58	President, Chief Executive Officer and Director	June, 2007
Jane Moen	42	Director	March, 2020
Behnam Movaseghi (1) (2)	68	Director	July, 2007
Edgar Rios (1)	69	Director	February, 2011

____________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the year ended December 31, 2021, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2021, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2021 there were:

•	4 meetings of the Board of Directors
•	5 meetings of the Audit Committee
•	2 meeting of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2021 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 25, 2022 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	58	President, Chief Executive Officer
Peter C. Castle	53	Chief Operating Officer
Michael J. Beecher	77	Co-Chief Financial Officer and Secretary
Jonathan P. Newton	61	Co-Chief Financial Officer and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2021	500,000	100,000					87,065	687,065
Chief Executive Officer	2020	500,000	75,000					59,548	634,548
Peter C. Castle	2021	350,000	35,000					13,950	398,950
Chief Operating Officer	2020	343,437	52,500					13,950	409,887
Jane Moen	2021	275,000	225,000					26,931	526,931
President of Vasohealthcare	2020	275,000	74,250	20,000				11,450	380,700
Michael J. Beecher	2021	108,000	20,000					3,362	131,362
Co-Chief Financial Officer and Secretary	2020	120,000	12,600					3,360	135,960
Jonathan P. Newton	2021	200,000	50,000					11,618	261,618
Co-Chief Financial Officer and Treasurer	2020	190,000	30,000					8,722	228,722

_______________________

(1)

Represents fair value on the date of grant. See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2021 for a discussion of the relevant assumptions used in calculating grant date fair value.

(2)	Represents tax gross-ups, lodging and vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2021:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD						2,000,000	100,000	-	-

Jane Moen						600,000	30,000	-	-

Jonathan P. Newton						300,000	15,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	1,000,000	6/1/2022
	1,000,000	6/1/2023

Jane Moen	200,000	4/1/2022
	200,000	4/1/2023
	200,000	4/1/2024

Jonathan P. Newton	100,000	1/1/2022
	100,000	1/1/2023
	100,000	1/1/2024

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

401(k) Plan

                 The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2021 and 2020 the Company made discretionary contributions of approximately $129,000 and $114,000, respectively, to match a percentage of employee contributions.

Director's Compensation

                Each of the non-employee directors receives an annual fee of $30,000 as well as a fee of $2,500 for each Board of Directors and Committee meeting attended, except for the Chairman who receives a flat fee of $120,000 per annum starting April 1, 2021.  Committee chairs receive an additional annual fee of $5,000.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	40,000	-	-	-	-	28,828	68,828
Joshua Markowitz	132,500	-	-	-	-	-	132,500
Behnam Movaseghi	57,500	-	-	-	-	-	57,500
Edgar Rios	57,500	-	-	-	-	-	57,500

(1)	Represents health benefit premiums.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2021, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2022 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	32.03%
Jun Ma, PhD **	10,298,146	5.88%
Peter Castle **	3,125,000	1.78%
Edgar Rios **	1,625,000	*
Jane Moen **	1,605,087	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*

** Directors and executive officers as a group
(9 persons)	78,045,555	44.56%

*Less than 1% of the Company's common stock
(1)	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)	Applicable percentages are based on 175,127,878 shares of common stock outstanding as of March 25, 2022, adjusted as required by rules promulgated by the SEC.
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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	90,000	$0.05	10,915,580

Total	90,000		10,915,580

(1)

Includes 90,000 shares of restricted common stock granted, but unissued, under the 2013 Plan. The exercise price for the stock grants is zero. 715,580 shares, 1,700,000 shares, and 8,500,000 shares remain available for future grants under the 2013 Plan, 2016 Plan, and 2019 Plan, respectively.

See Note P to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

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

On May 29, 2015, the Company entered into a Note Purchase Agreement with MedTech pursuant to which it issued MedTech a secured subordinated promissory note (“Note”) for $3,800,000 for the purchase of NetWolves. In June 2015, a second Note for $750,000 was issued to MedTech for working capital purposes; in July 2015, an additional $250,000 was borrowed under the Note Purchase Agreement. MedTech was formed to acquire the Notes, and of the total $4,800,000 Notes it acquired, $2,200,000 was provided by our directors and officers and a relative of a director.  The Notes and associated interest were repaid in full through several payments in 2020 and 2021.

As set forth in the following table, three directors and an officer of the Company provided funds in excess of $120,000 through Medtech during 2015.  Principal and interest payments for the year ended December 31, 2021 and amounts payable at December 31, 2021 to these four parties are as indicated in the table below:

	Principal	Principal	Interest	Interest
	Paid	Outstanding	Paid	Payable
Peter C. Castle	$562,500	$-	$29,107	$-
David Lieberman	$525,000	$-	$27,166	$-
Jun Ma, PhD	$225,000	$-	$11,643	$-
Edgar Rios	$187,500	$-	$9,702	$-

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company.  Fees of approximately $190,000 were billed by the firm for the year ended December 31, 2021 at which date no amount was outstanding.

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

29

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

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2021, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

                MaloneBailey, LLP, as our current independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2021 and 2020, respectively.  The following table sets forth all fees for such periods:

	2021	2020
Audit fees	$228,000	$260,000
Tax fees	-	-
All other fees	-	-

Total	$228,000	$260,000

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1)	See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

	(3)(i)	(a)	Restated Certificate of Incorporation (2)
		(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (3)
		(c)	Certificate of Amendment to Certificate of Incorporation (11)
	(3)(ii)		By-Laws (1)
	(4)	(a)	Specimen Certificate for Common Stock (1)
		(b)	Specimen Certificate for Series E Convertible Preferred Stock (5)
		(c)	Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC (9)
	(10)	(a)	Form of Stock Purchase Agreement (3)
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

______________________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2022.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2022, by the following persons in the capacities indicated:

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

For the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognized from commission sales with General Electric Healthcare (GEHC)

Description of the Matter

As discussed in Notes A and B to the consolidated financial statements, the Company, through its wholly-owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC diagnostics imaging equipment to specific market segments and recognized commission revenue when the underlying equipment/services have been delivered/completed by GEHC. VHC has a total commission revenue of $29,441 (in thousands) for the year ended December 31, 2021, and 100% of it is with GEHC.

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

/s/ Malone Bailey LLP

www.malonebailey.com

We have served as the Company’s auditor since June 2019.

Houston, Texas

March 31, 2022

Vaso Corporation and Subsidiaries

 CONSOLIDATED BALANCE SHEETS as of December 31, 2021 and 2020

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,025	$6,819
Short-term investments	629	766
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $5,804 at December 31, 2021 and $4,208 at December 31, 2020	15,393	9,776
Receivables due from related parties	66	18
Inventories	1,147	1,384
Deferred commission expense	3,549	2,354
Prepaid expenses and other current assets	994	1,151
Total current assets	27,803	22,268

Property and equipment, net of accumulated depreciation of $10,512 at December 31, 2021 and $8,833 at December 31, 2020	2,172	3,885
Operating lease right of use assets	915	1,009
Goodwill	15,722	15,688
Intangibles, net	2,041	3,949
Other assets, net	2,446	2,190
Investment in EECP Global	1,043	1,116
Deferred tax assets, net	219	271
Total assets	$52,361	$50,376

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,797	$6,285
Accrued commissions	2,705	1,187
Accrued expenses and other liabilities	7,489	5,154
Finance lease liabilities - current	222	190
Operating lease liabilities - current	562	540
Sales tax payable	719	621
Deferred revenue - current portion	16,495	11,516
Notes payable - current portion	8	5,970
Due to related party	3	236
Total current liabilities	31,000	31,699

LONG-TERM LIABILITIES
Notes payable, net of current portion	23	5,779
Finance lease liabilities, net of current portion	218	246
Operating lease liabilities, net of current portion	352	469
Deferred revenue, net of current portion	8,470	6,188
Other long-term liabilities	988	910
Total long-term liabilities	10,051	13,592

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 185,435,965 and 185,244,299 shares issued at December 31, 2021 and 2020, respectively; 175,127,878 and 174,936,212 shares outstanding at December 31, 2021 and 2020, respectively	185	185
Additional paid-in capital	63,917	63,886
Accumulated deficit	(50,902)	(57,002)
Accumulated other comprehensive income	110	16
Treasury stock, at cost, 10,308,087 shares at December 31, 2021 and 2020	(2,000)	(2,000)
Total stockholders' equity	11,310	5,085
	$52,361	$50,376

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2021	2020
Revenues
Managed IT systems and services	$42,916	$43,894
Professional sales services	29,441	22,865
Equipment sales and services	3,222	3,091
Total revenues	75,579	69,850

Cost of revenues
Cost of managed IT systems and services	26,242	26,212
Cost of professional sales services	5,535	4,257
Cost of equipment sales and services	669	810
Total cost of revenues	32,446	31,279
Gross profit	43,133	38,571

Operating expenses
Selling, general and administrative	38,593	37,054
Research and development	1,721	745
Total operating expenses	40,314	37,799
Operating income	2,819	772

Other (expense) income
Interest and financing costs	(312)	(701)
Interest and other income, net	98	176
Gain on forgiveness of PPP loan	3,646	-
Gain on sale of equity in EECP Global	-	110
Total other (expense) income, net	3,432	(415)

Income before income taxes	6,251	357
Income tax (expense) benefit	(151)	1
Net income	6,100	358

Other comprehensive income
Foreign currency translation income	94	142
Comprehensive income	$6,194	$500

Income per common share
- basic and diluted	$0.04	$0.00

Weighted average common shares outstanding
- basic	171,688	169,932
- diluted	173,771	170,846

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity

Balance at January 1, 2020	183,744	$184	(10,308)	(2,000)	$63,803	$(57,360)	$(313)	$4,314
Share-based compensation	1,500	1	-	-	87	-	-	88
Shares withheld for employee tax liability	-	-	-	-	(4)	-	-	(4)
Reclassify accumulated translation loss (see Note N)	-	-	-	-	-	-	187	187
Foreign currency translation gain	-	-	-	-	-	-	142	142
Net income	-	-	-	-	-	358	-	358
Balance at December 31, 2020	185,244	$185	(10,308)	$(2,000)	$63,886	$(57,002)	$16	$5,085

Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	192	-	-	-	31	-	-	31
Foreign currency translation gain	-	-	-	-	-	-	94	94
Net income	-	-	-	-	-	6,100	-	6,100
Balance at December 31, 2021	185,436	$185	(10,308)	$(2,000)	$63,917	$(50,902)	$110	$11,310

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$6,100	$358
Adjustments to reconcile net income to net cash provided by operating activities cash provided by operating activities
Depreciation and amortization	3,840	2,462
Deferred income taxes	52	(73)
Loss (gain) from investment in EECP Global	73	(11)
Gain on forgiveness of PPP loan	(3,646)	-
Gain on sale of equity in EECP Global	-	(110)
Provision for doubtful accounts and commission adjustments	448	663
Write-down of inventory	385	-
Share-based compensation	31	88
Changes in operating assets and liabilities:
Accounts and other receivables	(6,052)	5,050
Due from related parties	(46)	55
Inventories	299	6
Deferred commission expense	(1,195)	407
Prepaid expenses and other current assets	162	193
Other assets, net	(212)	350
Accounts payable	(3,492)	(1,369)
Accrued commissions	1,497	(859)
Accrued expenses and other liabilities	2,372	(265)
Sales tax payable	94	(243)
Deferred revenue	7,260	(870)
Due to related party	(233)	218
Other long-term liabilities	78	(116)
Net cash provided by operating activities	7,815	5,934

Cash flows from investing activities
Purchases of equipment and software	(415)	(1,000)
Redemption (purchases) of short-term investments	155	(725)
Proceeds from sale of equity in EECP Global	-	1,150
Net cash used in investing activities	(260)	(575)

Cash flows from financing activities
Repayment on revolving lines of credit	(5,448)	(1,375)
Proceeds from notes payable	-	3,756
Payroll taxes paid by withholding shares	-	(4)
Repayment of notes payable and finance lease obligations	(2,881)	(1,674)
Repayment of notes payable - related parties	-	(1,256)
Net cash used in financing activities	(8,329)	(553)
Effect of exchange rate differences on cash and cash equivalents	(20)	(111)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(794)	4,695
Cash and cash equivalents - beginning of period	6,819	2,124
Cash and cash equivalents - end of period	$6,025	$6,819

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$347	$702
Income taxes paid	$113	$70

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$783	$791
Equipment acquired through note payable	$-	$42

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

•

Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for General Electric Healthcare (“GEHC”) into the health provider middle market; and

•

Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support.  This business focuses primarily on customer segments currently served by VasoHealthcare on behalf of GEHC.  A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business.  The VAR Agreement with GEHC was terminated in 2021.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as itsthe exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2026, subject to earlier termination under certain conditions.

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions.

Over the last decade the Company’s Equipment business has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) based in Foshan, China, and Biox Instruments Co. Ltd. (“Biox”) based in Wuxi, China, respectively - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox.  In August 2014, the Company, through Gentone, acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), located in Wuxi, China.  Genwell was formed in China in 2010 to develop the MobiCare®  wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS™ series software for ECG and blood pressure analysis, and the MobiCare®  patient monitoring device.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of commissions adjustments due to order cancellations, collectability of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, fair value of reporting units in connection with goodwill impairment test, the adequacy of inventory reserves, variable consideration, and allocation of contract transaction price to performance obligations.  Actual results could differ from those estimates.

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

•	VasoTechnology

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

•	VasoHealthcare

Commission revenue is recognized when the underlying equipment has been delivered by GEHC and accepted at the customer site in accordance with the terms of the specific sales agreement (“point in time”).

•	VasoMedical

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	Year Ended December 31, 2021				Year Ended December 31, 2020
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$37,861	$-	$-	$37,861	$39,908	$-	$-	$39,908
Software sales and support	5,055	-	-	5,055	3,986	-	-	3,986
Commissions	-	29,441	-	29,441	-	22,865	-	22,865
Medical equipment sales	-	-	3,093	3,093	-	-	2,789	2,789
Medical equipment service	-	-	129	129	-	-	302	302
	$42,916	$29,441	$3,222	$75,579	$43,894	$22,865	$3,091	69,850

	Year Ended December 31, 2021				Year Ended December 31, 2020
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$38,172	$-	$199	$38,371	$40,660	$-	$234	$40,894
Revenue recognized at a point in time	4,744	29,441	3,023	37,208	3,234	22,865	2,857	28,956
	$42,916	$29,441	$3,222	$75,579	$43,894	$22,865	$3,091	$69,850

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $86 million, of which we expect to recognize revenue as follows:

	Fiscal years of revenue recognition
	2022	2023	2024	Thereafter
Unfulfilled performance obligations	$49,308	$18,012	$6,030	$12,659

Contract Liabilities

Contract liabilities arise in our IT, VasoHealthcare, and VasoMedical businesses.  In our VHC IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $407,000 and $553,000 at December 31, 2021 and 2020, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment.  Such amounts aggregated approximately $24,955,000 and $17,689,000 at December 31, 2021 and 2020, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue net of estimated commission adjustments.  In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions.  Such amounts aggregated approximately $1,518,000 and $1,118,000 at December 31, 2021 and 2020, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $9,000 and $15,000 at December 31, 2021 and 2020, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

During the year ended December 31, 2021, we recognized approximately $5.8 million of revenues that were included in our contract liability balance at the beginning of such period.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance.  In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.

At December 31, 2021, our consolidated balance sheet includes approximately $5,567,000 in capitalized sales commissions to be expensed in future periods, of which $3,549,000 is recorded in deferred commission expense and $2,018,000, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration.  Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end.  We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement.  Such estimate is reviewed each quarter and adjusted as necessary.  In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors.  The Company recognized increases in revenue associated with revisions to variable consideration for previously completed performance obligations of $40,000 for the year ended December 31, 2021.

The Company also records commission adjustments to contract liabilities in its professional sales service segment based on estimates of future order cancellations.

Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales.  Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Research and Development

Research and development costs attributable to development are expensed as incurred.

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values.  The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees.  The forfeiture rate is estimated based primarily on job title and prior forfeiture experience.   The Company did not grant any awards to non-employees during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company granted 90,000 restricted shares of common stock valued at $4,500 to an employee.  The shares vest over three years from the grant date.  The total fair value of shares vested during the year ended December 31, 2021 was $23,000 for officers and $14,000 for employees.  The weighted average grant date fair value of shares granted during the year ended December 31, 2021 was $0.05 per share.

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

The Company did not grant any stock options during the years ended December 31, 2021 or 2020, nor were any options exercised during such periods.  No options were outstanding at December 31, 2021 or 2020.

Share-based compensation expense recognized for the years ended December 31, 2021 and 2020 was $31,000 and $88,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $49,000 at December 31, 2021 and will be recognized over a weighted-average period of approximately 11 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short term investments

The Company's short-term investments consist of bank deposits with yields based on underlying debt and equity securities.  The investments are carried at fair value and are classified as available-for-sale.  Realized gains or losses are included in net income.

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

For the Years Ended December 31, 2021 and 2020

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the short-term maturities of these instruments.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2021:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2021

Assets
Cash equivalents invested in money market funds	$802	$-	$-	$802
Bank deposits (included in short term investments)	629			629
	$1,431	$-	$-	$1,431

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2021	2020
Beginning Balance	$4,208	$4,285
Provision for losses on accounts receivable	132	663
Direct write-offs, net of recoveries	(77)	(542)
Commission adjustments	1,541	(186)
Deconsolidate EECP Global (see Note N)	-	(12)
Ending Balance	$5,804	$4,208

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2021 and 2020, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable.  In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $903,000 and $582,000 at December 31, 2021 and 2020, respectively.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Impairment of Long-lived Assets

               The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  In December 2021, the Company deemed $324,000 in long-lived assets to be impaired.  The impairment loss is reflected in cost of managed IT systems and services in the Company’s consolidated statement of operations.  No assets were determined to be impaired as of December 31, 2020.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value.  If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the quantitative goodwill impairment test, which compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  In December 2021, the Company deemed $1.1 million in capitalized software costs to be impaired.  The impairment loss is reflected in R&D expenses in the Company’s consolidated statement of operations.  No goodwill or intangible assets were determined to be impaired as of December 31, 2020.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $0 and $541,000 in software development costs for the years ended December 31, 2021 and 2020, respectively.

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

For the Years Ended December 31, 2021 and 2020

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2021 and 2020.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2018.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain and Comprehensive Income

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process.  Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets.  For the years ended December 31, 2021 and 2020, other comprehensive income includes gains of $94,000 and $142,000, respectively, which were entirely from foreign currency translation.

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2021	2020

Basic weighted average shares outstanding	171,688	169,932
Dilutive effect of unvested restricted shares	2,083	914
Diluted weighted average shares outstanding	173,771	170,846

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the years ended December 31, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Year ended December 31,
	2021	2020

Restricted common stock grants	-	76

Reclassifications

               Certain reclassifications within current liabilities have been made to prior year amounts to conform with the current year presentation.

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

NOTE C – SEGMENT REPORTING

The Company views its business in three segments – the IT segment, the professional sales service segment, and the equipment segment.  The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp.  The professional sales service segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC.  The equipment segment is engaged in designing, manufacturing, marketing and supporting of proprietary medical devices and software, as well as managing the domestic business of EECP® enhanced external counterpulsation per a management service agreement with EECP Global.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

	(in thousands)
	Year Ended December 31, 2021
	2021	2020

Revenues from external customers
IT	$42,916	$43,894
Professional sales service	29,441	22,865
Equipment	3,222	3,091
Total revenues	$75,579	$69,850

Gross Profit
IT	$16,674	$17,682
Professional sales service	23,906	18,608
Equipment	2,553	2,281
Total gross profit	$43,133	$38,571

Operating income (loss)
IT	$(2,062)	$(1,247)
Professional sales service	5,918	2,977
Equipment	32	(155)
Corporate	(1,069)	(803)
Total operating income	$2,819	$772

Depreciation and amortization
IT	$3,394	$2,010
Professional sales service	153	161
Equipment	293	291
Corporate	-	-
Total depreciation and amortization	$3,840	$2,462

Capital expenditures
IT	$334	$960
Professional sales service	41	26
Equipment	37	12
Corporate	3	2
Total cash capital expenditures	$415	$1,000

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Identifiable Assets
IT	$23,144	$28,110
Professional sales service	18,718	9,171
Equipment	7,144	6,668
Corporate	3,355	6,427
Total assets	$52,361	$50,376

For the years ended December 31, 2021 and 2020, GEHC accounted for 39% and 33% of revenue, respectively.  Also, GEHC accounted for $12.3 million, or 80%, and $5.1 million, or 52%, of accounts and other receivables at December 31, 2021 and 2020, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands)
	Year ended December 31,
	2021	2020
Domestic (United States)	$72,681	$67,184
Non-domestic (foreign)	2,898	2,666
	$75,579	$69,850

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2021 and 2020:

	(in thousands)
	December 31, 2021	December 31, 2020

Trade receivables	$21,197	$13,960
Due from employees	-	24
Allowance for doubtful accounts and commission adjustments	(5,804)	(4,208)
Accounts and other receivables, net	$15,393	$9,776

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE E – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Raw materials	$744	$669
Work in process	4	4
Finished goods	399	711
	$1,147	$1,384

At December 31, 2021 and 2020, the Company maintained reserves for slow moving inventories of $165,000 and $167,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2021	December 31, 2020

Office, laboratory and other equipment	$1,940	$2,328

Equipment furnished for customer or clinical uses	9,359	9,176
Right of use assets - finance leases	1,286	1,115
Furniture and fixtures	99	99
	12,684	12,718
Less: accumulated depreciation and amortization	(10,512)	(8,833)
Property and equipment, net	$2,172	$3,885

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $833,000 and $636,000 at December 31, 2021 and 2020, respectively.  Depreciation expense amounted to approximately $1,868,000 and $1,556,000 for the years ended December 31, 2021 and 2020, respectively.  Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment.  The remaining $1,347,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment.  The NetWolves and FGE reporting units had negative net asset carrying amounts at December 31, 2021 and 2020.  The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended	Year ended
	December 31, 2021	December 31, 2020

Beginning of period	$15,688	$17,271
Foreign currency translation adjustment	34	82
Sale of equity in EECP Global	-	(1,665)
End of period	$15,722	$15,688

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2021	December 31, 2020

Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,279)	(3,947)
	1,552	1,884

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,754)	(1,521)
	140	373

Software
Costs	3,459	3,394
Accumulated amortization	(3,110)	(1,702)
	349	1,692

	$2,041	$3,949

The Company owns, through our Chinese subsidiaries, thirty-five invention and utility patents that expire at various times through 2041, as well as sixteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset's estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $1,972,000 and $906,000 for the years ended December 31, 2021 and 2020, respectively.  Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2022	560
2023	339
2024	270
2025	186
2026	144
$1,499

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Deferred commission expense - noncurrent	$2,018	$1,683
Trade receivables - noncurrent	368	448
Other, net of allowance for loss on loan receivable of
$412 at December 31, 2021 and 2020	60	59
	$2,446	$2,190

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2021	2020

Deferred revenue at beginning of period	$17,704	$19,343
Deconsolidate EECP Global	-	(769)
Net additions:
Deferred extended service contracts	(1)	144
Deferred in-service and training	-	3
Deferred service arrangements	-	5
Deferred commission revenues	17,080	7,752
Recognized as revenue:
Deferred extended service contracts	(5)	(140)
Deferred in-service and training	-	-
Deferred service arrangements	-	(5)
Deferred commission revenues	(9,813)	(8,629)
Deferred revenue at end of period	24,965	17,704
Less: current portion	16,495	11,516
Long-term deferred revenue at end of period	$8,470	$6,188

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Accrued compensation	$2,397	$1,331
Accrued expenses - other	1,799	1,854
Other liabilities	3,293	1,969
	$7,489	$5,154

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE K – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $131,000 and $287,000 for the years ended December 31, 2021 and 2020, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes bore interest, payable quarterly, at an annual rate of 9% through their original maturity date of May 29, 2019. In August 2018, MedTech agreed to extend, if necessary, the maturity date of $3,600,000 of the Notes an additional year from May 29, 2019 to May 29, 2020, provided that a minimum of $1,200,000 of the principal was paid on or before December 31, 2019 and the annual interest rate for the balance increased to 10% during the extension. The $1,200,000 principal payment was waived pursuant to MedTech’s consent to the bank line of credit maturity extension to September 30, 2020.  In April 2020, $1.2 million in principal was repaid and the maturity date of the remaining $3.6 million of the Notes were extended through April 30, 2021 at a new interest rate of 6% per annum.  The maturity date was extended again in March 2021 to June 30, 2022, upon repayment of $1.2 million and subsequent quarterly payments of $50,000 beginning June 30, 2021.  In August 2021, the Company made an additional $1.2 million principal payment, and in December 2021 repaid the remaining $1.1 million in principal, fully discharging the debt.

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  He is currently a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performs certain legal services for the Company.  Fees of approximately $190,000 and $227,000 were billed by the firm for the years ended December 31, 2021 and 2020, respectively, at which dates no amounts were outstanding.

NOTE L – NOTES PAYABLE

                Notes payable consist of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Line of credit	$-	$4,346
Notes payable	31	3,803
Notes payable - MedTech	-	3,600
Total debt	31	11,749
Less: current portion	(8)	(5,970)
	$23	$5,779

Line of Credit

NetWolves maintained a $4.0 million line of credit with a lending institution.  In April 2020, the lending institution extended the maturity date to April 30, 2021 and established a minimum LIBOR rate of 0.50%.  The maturity date was extended again in March 2021 to June 30, 2022 upon repayment of $825,000 and subsequent quarterly payments of $50,000 beginning June 30, 2021.  In August 2021 and December 2021, the Company made additional principal payments aggregating $2.7 million which completely repaid the line and the line was closed.

The Company maintained an additional $2.0 million line of credit with a lending institution. In March 2021, the $675,000 balance and accrued interest was paid in full and the line was closed.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Notes Payable

In April 2020, the Company’s Biox subsidiary issued a note RMB1,000,000 (approximately $153,000) with a Chinese bank for working capital purposes. The note was secured by the assets of Biox and bore interest at 4.35% per annum. It matured on April 15, 2021 and was repaid upon maturity.

Paycheck Protection Program Debt

In April 2020, the Company received funding of a $3,610,900 Note (the “PPP Note”) issued by PNC Bank, National Association (“PNC”) pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act’s Paycheck Protection Program (the “Program”).  In June 2021, the debt and associated accrued interest of approximately $35,000 was forgiven by the Small Business Administration.

The Company accounted for the PPP Note in accordance with Financial Accounting Standards Board ASC Topic 470, “Debt”, and Technical Question and Answer (TQA) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”.  Under the TQA, the Company:

•	Initially recorded the cash inflow from the PPP loan as a financial liability and accrued interest in accordance with the interest method under ASC Subtopic 835-30.

•	Did not impute additional interest at a market rate.

•	Continued to record the proceeds from the loan as a liability until either (i) the loan was partly or wholly forgiven and the debtor was legally released or (ii) the debtor paid off the loan.

•	Reduced the liability by the amount forgiven and recorded a gain on extinguishment when the loan was wholly forgiven in June 2021.

NOTE M – LEASES

The Company enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles and equipment provided to certain employees in the professional sales services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.  The Company made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2021	December 31, 2020

Lease liabilities - current
Finance leases	$222	$190
Operating leases	562	540
	$784	$730
Lease liabilities - net of current portion
Finance leases	$218	$246
Operating leases	352	469
	$570	$715

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2021 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2022	265	572	837
2023	144	232	376
2024	83	114	197
2025	26	85	111
Undiscounted lease payments	518	1,003	1,521
Amount representing interest	(78)	(89)	(167)
Discounted lease liabilities	440	914	1,354

Additional disclosures of lease data are set forth below:

	(in thousands)
	Year ended December 31, 2021	Year ended December 31, 2020

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$193	$198
Interest on lease liabilities	45	56
	238	254
Operating lease costs:	792	712
Short-term lease costs:	78	82
Total lease cost	$1,108	$1,048

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$45	$56
Operating cash flows from operating leases	792	712
Financing cash flows from finance leases	199	171
	$1,036	$939

	December 31, 2021	December 31, 2020

Weighted-average remaining lease term - finance leases (months)	28	29
Weighted-average remaining lease term - operating leases (months)	25	23

Weighted-average discount rate - finance leases	13.1%	12.1%
Weighted-average discount rate - operating leases	8.8%	8.6%

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE N – SALE OF EQUITY IN THE EECP BUSINESS

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

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company’s share of EECP Global’s (loss) income was approximately $(73,000) and $11,000, respectively. At December 31, 2021, the Company recorded a net Receivable From Related Parties of approximately $46,000 on its consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements, net of receivables collected on its behalf due to EECP Global.

NOTE O – STOCKHOLDERS' EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People’s Republic of China (“PRC”) accounting standards and regulations. Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2021 and 2020, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is subject to a 10% withholding tax.

NOTE P - OPTION AND STOCK ISSUANCE PLANS

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

For the Years Ended December 31, 2021 and 2020

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

During the year ended December 31, 2021, 90,000 shares of common stock were granted under the 2013 Plan.  No shares were forfeited or withheld for withholding taxes.

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

No shares of common stock or options were granted under the 2016 Plan during the year ended December 31, 2021.

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

During the year ended December 31, 2021, no shares or options were granted under the 2019 Plan.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2021:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	11,692,020	5,520,208	$0.03
Authorized	-	-	$-
Granted	(1,000,000)	1,000,000	$0.02
Vested	-	(1,799,923)	$0.05
Forfeited	328,619	(328,619)	$0.10
Expired	(15,059)	-	$-
Balance at December 31, 2020	11,005,580	4,391,666	$0.02
Authorized	-	-	$-
Granted	(90,000)	90,000	$0.05
Vested	-	(1,491,666)	$0.02
Forfeited	-	-	$-
Expired	-	-	$-
Balance at December 31, 2021	10,915,580	2,990,000	$0.02

There were 53,558,455 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE Q - INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2021	2020
Domestic	$5,720	$(74)
Foreign	531	431
Income before provision for income taxes	$6,251	$357

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2021	2020
Current provision (benefit)
Federal	$-	$-
State	47	78
Foreign	52	(7)
Total current provision	99	71

Deferred provision (benefit)
Federal	41	41
State	11	11
Foreign	-	(124)
Total deferred provision (benefit)	52	(72)

Total income tax provision (benefit)	$151	$(1)

Effective income tax rate	2.42%	(0.28)%

The income tax provision of $151,000 for the year ended December 31, 2021 was due to $52,000 in foreign taxes, $47,000 in state income taxes and a $52,000 reduction in deferred tax assets. Income tax benefit for the year ended December 31, 2020 was $1,000 due primarily to a $124,000 reduction in foreign deferred tax liability, partially offset by $78,000 in state income taxes.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2021	December 31, 2020
	%	%
Federal statutory rate	21.00	21.00
State income taxes	2.70	19.39
Change in valuation allowance relating to operations	(21.32)	2.13
Foreign tax rate differential	(0.84)	(61.99)
R&D credit	(0.08)	(1.39)
PPP Loan forgiveness	(11.87)	-
Nondeductible expenses	0.06	8.06
Other	12.77	12.52
	2.42	(0.28)

The effective tax rate increased mainly due to the impact of foreign taxes partially offset by lower state taxes.

As of December 31, 2021, the recorded deferred tax assets were $13,105,000, reflecting a decrease of $1,812,000 during the year ended December 31, 2021, which was offset by a valuation allowance of $10,769,000, reflecting a decrease of $1,376,000.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$10,015	$12,026
Amortization	343	344
Stock-based compensation	5	6
Allowance for doubtful accounts	125	110
Reserve for slow moving inventory	47	47
Tax credits	454	449
Expense accruals	786	543
Deferred revenue	1,330	1,392
Total gross deferred taxes	13,105	14,917
Valuation allowance	(10,769)	(12,145)
Net deferred tax assets	2,336	2,772

Deferred Tax Liabilities:
Deferred commissions	(325)	(370)
Goodwill	(1,703)	(1,445)
Depreciation	(89)	(686)
Total deferred tax liabilities	(2,117)	(2,501)

Total deferred tax assets (liabilities)	219	271

Recorded as:
Non-current deferred tax assets	219	271
Non-current deferred tax liabilities	-	-
Total deferred tax assets (liabilities)	$219	$271

The activity in the valuation allowance is set forth below:

	(in thousands)
	2021	2020
Valuation allowance, January 1,	$12,145	$12,327
Change in valuation allowance	(1,376)	(182)
Valuation allowance, December 31,	$10,769	$12,145

At December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $31 million expiring at various dates from 2021 through 2037 and approximately $7 million with no expiration date.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE R - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In October 2021, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2026, subject to early termination by GEHC without cause with certain conditions.  Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to specific market accounts in the 48 contiguous states of the United States and the District of Columbia.  The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.  The Company met all the contractual conditions in 2021.

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

Licensing and Support Service Agreement

In December 2020, NetWolves extended the licensing and support service agreement of its billing system for an additional three years, to expire December 2023.  The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $343,000 and $301,000 for the years ended December 31, 2021 and 2020, respectively.

Letters of Credit

At December 31, 2021 we are contingently liable under a standby letter of credit approximating $220,500. The letter of credit is being maintained as security for payments to a vendor.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Foreign operations

During the years ended December 31, 2021 and 2020, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

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

NOTE S - 401(k) PLANS

              The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. In the years ended December 31, 2021 and 2020 the Company made discretionary contributions, to match a percentage of employee contributions, of approximately $129,000 and $114,000, respectively.

