Form 10-Q
period 2022-03-31
VASO Corp
filed 2022-05-16
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2022– 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,971	$6,025
Short-term investments	788	629
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $6,199 at March 31, 2022 and $5,804 at December 31, 2021	14,681	15,393
Receivables due from related parties	346	66
Inventories	1,713	1,147
Deferred commission expense	3,524	3,549
Prepaid expenses and other current assets	842	994
Total current assets	26,865	27,803

Property and equipment, net of accumulated depreciation of $9,855 at March 31, 2022 and $10,512 at December 31, 2021	2,058	2,172
Opearting lease right of use assets	987	915
Goodwill	15,726	15,722
Intangibles, net	1,899	2,041
Other assets, net	2,873	2,446
Investment in EECP Global	1,059	1,043
Deferred tax assets, net	219	219
Total assets	$51,686	$52,361

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,584	$2,797
Accrued commissions	1,267	2,705
Accrued expenses and other liabilities	6,730	7,489
Finance lease liabilities - current	208	222
Operating lease liabilities - current	510	562
Sales tax payable	680	719
Deferred revenue - current portion	17,975	16,495
Notes payable - current portion	8	8
Due to related party	3	3
Total current liabilities	29,965	31,000

LONG-TERM LIABILITIES
Notes payable, net of current portion	21	23
Finance lease liabilities, net of current portion	172	218
Operating lease liabilities, net of current portion	477	352
Deferred revenue, net of current portion	8,979	8,470
Other long-term liabilities	1,100	988
Total long-term liabilities	10,749	10,051

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at March 31, 2022 and December 31, 2021
Common stock, $.001 par value; 250,000,000 shares authorized; 185,435,965 shares issued at March 31, 2022 and December 31, 2021; 175,127,878 shares outstanding at March 31, 2022 and December 31, 2021	185	185
Additional paid-in capital	63,924	63,917
Accumulated deficit	(51,246)	(50,902)
Accumulated other comprehensive income	109	110
Treasury stock, at cost, 10,308,087 shares at March 31, 2022 and December 31, 2021	(2,000)	(2,000)
Total stockholders’ equity	10,972	11,310
	$51,686	$52,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenues
Managed IT systems and services	$10,003	$11,253
Professional sales services	6,607	4,655
Equipment sales and services	399	611
Total revenues	17,009	16,519

Cost of revenues
Cost of managed IT systems and services	5,869	6,847
Cost of professional sales services	1,301	990
Cost of equipment sales and services	72	123
Total cost of revenues	7,242	7,960
Gross profit	9,767	8,559

Operating expenses
Selling, general and administrative	9,999	8,954
Research and development	122	144
Total operating expenses	10,121	9,098
Operating loss	(354)	(539)

Other (expense) income
Interest and financing costs	(24)	(135)
Interest and other income, net	48	49
Loss on disposal of fixed assets	(2)	-
Total other (expense) income, net	22	(86)

Loss before income taxes	(332)	(625)
Income tax expense	(12)	(18)
Net loss	(344)	(643)

Other comprehensive loss
Foreign currency translation loss	(1)	(21)
Comprehensive loss	$(345)	$(664)

Loss per common share
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	172,328	170,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430

Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(344)	-	(344)
Balance at March 31, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,246)	$109	$10,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(344)	$(643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	453	596
Gain from investment in EECP Global	(16)	(13)
Provision for doubtful accounts and commission adjustments	151	263
Share-based compensation	7	9
Changes in operating assets and liabilities:
Accounts and other receivables	563	4,979
Inventories	(563)	234
Deferred commission expense	25	(157)
Prepaid expenses and other current assets	153	86
Other assets, net	(423)	171
Accounts payable	(213)	(171)
Accrued commissions	(1,174)	(1,124)
Accrued expenses and other liabilities	(1,026)	720
Sales tax payable	(40)	(77)
Deferred revenue	1,989	781
Due to related party	(279)	(128)
Other long-term liabilities	112	(51)
Net cash (used in) provided by operating activities	(625)	5,475

Cash flows from investing activities
Purchases of equipment and software	(195)	(59)
Purchases of short-term investments	(158)	-
Net cash used in investing activities	(353)	(59)

Cash flows from financing activities
Repayment on revolving lines of credit	-	(1,525)
Repayment of notes payable and finance lease obligations	(62)	(1,276)
Net cash used in financing activities	(62)	(2,801)
Effect of exchange rate differences on cash and cash equivalents	(14)	(2)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,054)	2,613
Cash and cash equivalents - beginning of period	6,025	6,819
Cash and cash equivalents - end of period	$4,971	$9,432

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$19	$168
Income taxes paid	$-	$16

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$238	$131

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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2022 (unaudited)				Three Months Ended March 31, 2021 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$9,028	$-	$-	$9,028	$10,118	$-	$-	$10,118
Software sales and support	975	-	-	975	1,135	-	-	1,135
Commissions	-	6,607	-	6,607	-	4,655	-	4,655
Medical equipment sales	-	-	368	368	-	-	577	577
Medical equipment service	-	-	31	31	-	-	34	34
	$10,003	$6,607	$399	$17,009	$11,253	$4,655	$611	$16,519

	Three Months Ended March 31, 2022 (unaudited)				Three Months Ended March 31, 2021 (unaudited)
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$9,234	$-	$64	$9,298	$10,025	$-	$30	$10,055
Revenue recognized at a point in time	769	6,607	335	7,711	1,228	4,655	581	6,464
	$10,003	$6,607	$399	$17,009	$11,253	$4,655	$611	$16,519

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $87 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	2022	2023	2024	Thereafter
Unfulfilled performance obligations	$42,620	$24,352	$7,020	$13,053

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $544,000 and $407,000 at March 31, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $26,945,000 and $24,955,000 at March 31, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $2,197,000 and $1,518,000 at March 31, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $8,000 and $9,000 at March 31, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three months ended March 31, 2022, we recognized approximately $2.6 million of revenues that were included in our contract liability balance at January 1, 2022.

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

	(in thousands)
	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,003	$11,253
Professional sales service	6,607	4,655
Equipment	399	611
Total revenues	$17,009	$16,519

Gross Profit
IT	$4,134	$4,406
Professional sales service	5,306	3,665
Equipment	327	488
Total gross profit	$9,767	$8,559

Operating income (loss)
IT	$(139)	$69
Professional sales service	237	(336)
Equipment	(79)	13
Corporate	(373)	(285)
Total operating income (loss)	$(354)	$(539)

Depreciation and amortization
IT	$375	$486
Professional sales service	11	38
Equipment	67	72
Corporate	-	-
Total depreciation and amortization	$453	$596

Capital expenditures
IT	$151	$24
Professional sales service	33	-
Equipment	10	35
Corporate	1	-
Total cash capital expenditures	$195	$59

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Identifiable Assets
IT	$23,325	$23,144
Professional sales service	19,094	18,718
Equipment	7,357	7,144
Corporate	1,910	3,355
Total assets	$51,686	$52,361

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 39% and 28% of revenue for the three months ended March 31, 2022 and 2021, respectively. GE Healthcare also accounted for $12.5 million or 85%, and $12.3 million or 80%, of accounts and other receivables at March 31, 2022 and December 31, 2021, respectively.

NOTE E –LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2022 and 2021, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Restricted common stock grants	2,247	3,691

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Trade receivables	$19,890	$21,197
Unbilled receivables	990	-
Allowance for doubtful accounts and commission adjustments	(6,199)	(5,804)
Accounts and other receivables, net	$14,681	$15,393

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$763	$744
Work in process	37	4
Finished goods	913	399
	$1,713	$1,147

The Company maintained reserves for slow moving inventories of $164,000 and $165,000 at March 31, 2022 and December 31, 2021, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,351,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at March 31, 2022 and December 31, 2021. The components of the change in goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2022	December 31, 2021
	(unaudited)
Beginning of period	$15,722	$15,688
Foreign currency translation adjustment	4	34
End of period	$15,726	$15,722

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,347)	(4,279)
	1,484	1,552

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,807)	(1,754)
	87	140

Software
Costs	2,351	3,459
Accumulated amortization	(2,023)	(3,110)
	328	349

	$1,899	$2,041

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

Amortization expense amounted to $151,000 and $214,000 for the three months ended March 31, 2022 and 2021, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2022	$412
2023	341
2024	272
2025	188
2026	144
$1,357

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Deferred commission expense - noncurrent	$2,253	$2,018
Trade receivables - noncurrent	559	368
Other, net of allowance for loss on loan receivable of $412 at March 31, 2022 and December 31, 2021	61	60
	$2,873	$2,446

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31, 2022	December 31, 2021
	(unaudited)
Accrued compensation	$1,252	$2,397
Accrued expenses - other	1,265	1,799
Other liabilities	4,213	3,293
	$6,730	$7,489

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$24,965	$17,704
Net additions:
Deferred extended service contracts	-	(1)
Deferred commission revenues	4,692	2,614
Recognized as revenue:
Deferred extended service contracts	(1)	(1)
Deferred commission revenues	(2,702)	(1,832)
Deferred revenue at end of period	26,954	18,484
Less: current portion	17,975	12,387
Long-term deferred revenue at end of period	$8,979	$6,097

NOTE L – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $0 and $54,000 for the three-month periods ended March 31, 2022 and 2021, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves, and, through several principal payments made in 2020 and 2021, were repaid in full in December 2021.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $47,000 were billed by the firm for both the three-month periods ended March 31, 2022 and 2021, at which times no amounts were outstanding.

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other (Expense) Income on its condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company’s share of EECP Global’s income was approximately $16,000 and $13,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2022, the Company recorded a net receivable from related parties of approximately $326,000 on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

COVID-19 pandemic

The COVID-19 pandemic has had a significant impact on the world economy and it is possible that some negative impact to the Company’s financial condition and results of operations may continue. At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. The pandemic continues to cause materials shortage and delivery delay in the diagnostic imaging business and our equipment segment.  In addition, we have experienced the negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well. The pandemic also may have a negative impact on our cash receipts as some customers request forbearance or a delay in their payments to us.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Results of Operations – For the Three Months Ended March 31, 2022 and 2021

Revenues

Total revenue for the three months ended March 31, 2022 and 2021 was $17,009,000 and $16,519,000, respectively, representing an increase of $490,000, or 3% year-over-year. On a segment basis, revenue in the professional sales service segment increased $1,952,000 while revenue in the IT and equipment segments decreased $1,250,000 and $212,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2022 was $10,003,000 compared to $11,253,000 for the three months ended March 31, 2021, a decrease of $1,250,000, or 11%, of which $1,090,000 resulted from lower NetWolves revenue, due primarily to lower professional services and COVID-related customer attrition, and $160,000 from lower healthcare IT revenue, due primarily to lower software sales.  Our monthly recurring revenue in the IT segment accounted for $9,234,000 or 92% of the segment revenue in the first quarter of 2022, and $10,025,000 or 89% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $6,607,000 in the first quarter of 2022, an increase of $1,952,000, or 42%, as compared to $4,655,000 in the same quarter of 2021.  The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period as well as a higher blended commission rate applicable to such deliveries.  The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2022, $26,945,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,975,000 was long-term.  At March 31, 2021, $18,472,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,090,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked in the first quarter 2022.

Revenue in the equipment segment decreased by $212,000, or 35%, to $399,000 for the three-month period ended March 31, 2022 from $611,000 for the same period of the prior year, principally due to lower deliveries in our China operations as a result of COVID lockdowns in China.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended March 31, 2022 and 2021 was $9,767,000, or 57% of revenue, and $8,559,000, or 52% of revenue, respectively, representing an increase of $1,208,000, or 14% year-over-year. On a segment basis, gross profit in the professional sales service segment increased $1,641,000, or 45%, while gross profit in the IT and equipment segments decreased $272,000, or 6%; and $161,000, or 33%, respectively.

IT segment gross profit for the three months ended March 31, 2022 was $4,134,000, or 41% of the segment revenue, compared to $4,406,000, or 39% of the segment revenue for the three months ended March 31, 2021. The year-over-year decrease of $272,000, or 6%, was primarily a result of lower sales volume at NetWolves partially offset by higher margin product sales mix in the healthcare IT business.

Professional sales service segment gross profit was $5,306,000, or 80% of segment revenue, for the three months ended March 31, 2022 as compared to $3,665,000, or 79% of the segment revenue, for the three months ended March 31, 2021, reflecting an increase of $1,641,000, or 45%. The increase in absolute dollars was primarily due to higher commission revenue as a result of higher blended commission rate and higher volume of GEHC equipment delivered during the first quarter of 2022 than in the same period last year. Cost of commissions in the professional sales service segment of $1,301,000 and $990,000, for the three months ended March 31, 2022 and 2021, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $327,000, or 82% of segment revenues, for the first quarter of 2022 compared to $488,000, or 80% of segment revenues, for the same quarter of 2021. The $161,000, or 33%, decrease in gross profit was the result of lower revenue in our China operations due to reduced delivery volume for the first quarter of 2022, partially offset by higher gross profit margin product mix during the quarter.

Operating Loss

Operating loss for the three months ended March 31, 2022 and 2021 was $354,000 and $539,000, respectively, representing an improvement of $185,000, or 34%, due primarily to higher gross profit. On a segment basis, the professional sales service segment recorded operating income of $237,000 in the first quarter of 2022 as opposed to an operating loss of $336,000 in the same period of 2021; the IT segment recorded an operating loss of $139,000 in the first quarter of 2022 as opposed to operating income of $69,000 in the same period of 2021; and the equipment segment recorded an operating loss of $79,000 in the first quarter of 2022 as opposed to operating income of $13,000 in the same period of 2021.

Operating loss in the IT segment was $139,000 for the three-month period ended March 31, 2022, a net change of $208,000 from operating income of $69,000 in the same period of 2021, due to lower gross profit partially offset by lower selling, general, and administrative (“SG&A”) and research and development (“R&D”) costs. The professional sales service segment reporting operating income of $237,000 in the three-month period ended March 31, 2022 as compared to an operating loss of $336,000 in the same period of 2021, an improvement of $573,000. The improvement was due to higher gross profit partially offset by higher SG&A costs. The equipment segment reported an operating loss of $79,000 in the first quarter of 2022, compared to operating income of $13,000 in the first quarter 2021, a decrease of $92,000. The decrease was due to lower gross profit partially offset by lower SG&A costs.

Vaso Corporation and Subsidiaries

SG&A costs for the three months ended March 31, 2022 and 2021 were $9,999,000 and $8,954,000, respectively, representing an increase of $1,045,000, or 12% year-over-year.  On a segment basis, SG&A costs in the IT segment decreased by $14,000 in the first quarter of 2022 from the same quarter of the prior year due to reduced third-party commissions partially offset by higher personnel costs; SG&A costs in the professional sales service segment increased $1,069,000 due mainly to cost of national sales meeting (which was held online last year), and higher travel and personnel costs; and SG&A costs in the equipment segment decreased $97,000 due mainly to lower personnel costs. Corporate costs not allocated to segments increased $88,000 to $373,000 in the three months ended March 31, 2022 from $285,000 for the same period in 2021 due mainly to higher accounting and insurance costs.

Research and development (“R&D”) expenses were $122,000, or 1% of revenues, for the first quarter of 2022, a decrease of $22,000, or 15%, from $144,000, or 1% of revenues, for the first quarter of 2021. The decrease is primarily attributable to lower product development expenses and a reduction in technical staff in the IT segment.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Net loss	$(344)	$(643)
Interest expense (income), net	19	121
Income tax expense	12	18
Depreciation and amortization	453	596
Share-based compensation	7	9
Adjusted EBITDA	$147	$101

Adjusted EBITDA increased by $46,000, to $147,000 in the quarter ended March 31, 2022 from $101,000 in the quarter ended March 31, 2021. The increase was attributable to the decrease in net loss, partially offset primarily by the decrease in depreciation and amortization and interest expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2022 was $22,000 as compared to $(86,000) for the corresponding period of 2021. The increase in interest and other income (expense) was due primarily to lower interest expense due to principal payments against the line of credit and other notes payable.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the three months ended March 31, 2022, we recorded income tax expense of $12,000 as compared to income tax expense of $18,000 for the corresponding period of 2021. The decrease was due mainly from lower state income taxes.

Net Loss

Net loss for the three months ended March 31, 2022 was $344,000 as compared to $643,000 for the three months ended March 31, 2021, representing an improvement of $299,000, or 47%. Loss per share of $0.00 was recorded in both the three-month periods ended March 31, 2022 and 2021. The principal cause of the decrease in net loss is the change from operating loss to operating income in the professional sales service segment, an improvement of $573,000, as well as lower interest expense, partially offset by lower gross profit in the IT and equipment segments.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2022, we had cash and cash equivalents of $4,971,000 and negative working capital of $3,100,000, compared to cash and cash equivalents of $6,025,000 and negative working capital of $3,197,000 at December 31, 2021. $14,451,000 in negative working capital at March 31, 2022 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities during the three months ended March 31, 2022 was $625,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $251,000 and cash used by operating assets and liabilities of $876,000,  compared to cash provided by operating activities of $5,475,000 for the same period in 2021. The $6,100,000 decrease in cash provided by operating activities was due to the late arrival of a commission payment of $7,747,000 that was scheduled for March 2022 and the Company received in April 2022. The changes in the account balances primarily reflect decreases in accrued commissions and accrued expenses and other liabilities of $1,174,000 and $1,026,000, respectively, partially offset by an increase in deferred revenue of $1,989,000 and a decrease in accounts and other receivables of $563,000.

Cash used in investing activities during the three-month period ended March 31, 2022 was $195,000 for the purchase of equipment and software and $158,000 for the purchase of short-term investments.

Cash used in financing activities during the three-month period ended March 31, 2022 was $62,000 resulting from repayments of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarters of 2022, depending on the duration of the pandemic and the timing and success of the reopening of the economy.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 16, 2022

