Form 10-Q
period 2022-06-30
VASO Corp
filed 2022-08-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

 Commission File Number: 0-18105

VASO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2871434
(State or other jurisdiction of . incorporation or organization)	(IRS Employer Identification Number)

137 Commercial St., Suite 200, Plainview, New York 11803
(Address of principal executive offices)

(516) 997-4600

Registrant’s Telephone Number

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2022 – 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,436	$6,025
Short-term investments	448	629
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $6,270 at June 30, 2022
and $5,804 at December 31, 2021	6,836	15,393
Receivables due from related parties	342	66
Inventories	1,597	1,147
Deferred commission expense	3,576	3,549
Prepaid expenses and other current assets	861	994
Total current assets	29,096	27,803

Property and equipment, net of accumulated depreciation of
$9,626 at June 30, 2022 and $10,512 at December 31, 2021	1,576	2,172
Opearting lease right of use assets	1,635	915
Goodwill	15,655	15,722
Intangibles, net	1,735	2,041
Other assets, net	2,574	2,446
Investment in EECP Global	988	1,043
Deferred tax assets, net	219	219
Total assets	$53,478	$52,361

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,163	$2,797
Accrued commissions	1,465	2,705
Accrued expenses and other liabilities	6,712	7,489
Finance lease liabilities - current	190	222
Operating lease liabilities - current	722	562
Sales tax payable	733	719
Deferred revenue - current portion	18,583	16,495
Notes payable - current portion	8	8
Due to related party	3	3
Total current liabilities	30,579	31,000

LONG-TERM LIABILITIES
Notes payable, net of current portion	19	23
Finance lease liabilities, net of current portion	128	218
Operating lease liabilities, net of current portion	913	352
Deferred revenue, net of current portion	8,514	8,470
Other long-term liabilities	1,067	988
Total long-term liabilities	10,641	10,051

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares
issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;
185,435,965 shares issued at June 30, 2022 and December 31, 2021;
175,127,878 shares outstanding at June 30, 2022 and December 31, 2021	185	185
Additional paid-in capital	63,930	63,917
Accumulated deficit	(49,751)	(50,902)
Accumulated other comprehensive income	(106)	110
Treasury stock, at cost, 10,308,087 shares at June 30, 2022 and December 31, 2021	(2,000)	(2,000)
Total stockholders’ equity	12,258	11,310
	$53,478	$52,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$10,019	$10,442	$20,022	$21,696
Professional sales services	8,854	4,971	15,461	9,626
Equipment sales and services	629	718	1,029	1,329
Total revenues	19,502	16,131	36,512	32,651

Cost of revenues
Cost of managed IT systems and services	6,342	6,348	12,211	13,195
Cost of professional sales services	1,674	995	2,975	1,985
Cost of equipment sales and services	150	148	221	271
Total cost of revenues	8,166	7,491	15,407	15,451
Gross profit	11,336	8,640	21,105	17,200

Operating expenses
Selling, general and administrative	9,604	9,192	19,606	18,148
Research and development	170	170	292	314
Total operating expenses	9,774	9,362	19,898	18,462
Operating income (loss)	1,562	(722)	1,207	(1,262)

Other (expense) income
Interest and financing costs	(1)	(71)	(24)	(206)
Interest and other income, net	(48)	(23)	-	27
Gain on forgiveness of PPP loan	-	3,646	-	3,646
Loss on disposal of fixed assets	-	-	(2)	-
Total other (expense) income, net	(49)	3,552	(26)	3,467

Income before income taxes	1,513	2,830	1,181	2,205
Income tax (expense) benefit	(18)	(50)	(30)	(68)
Net income	1,495	2,780	1,151	2,137

Other comprehensive income
Foreign currency translation gain (loss)	(215)	51	(216)	30
Comprehensive income	$1,280	$2,831	$935	$2,167

Income per common share
- basic and diluted	$0.01	$0.02	$0.01	$0.01

Weighted average common shares outstanding
- basic	172,858	171,438	172,594	171,139
- diluted	174,059	173,582	173,195	172,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430
Share-based compensation	192	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	51	51
Net income	-	-	-	-	-	2,780	-	2,780
Balance at June 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,903	$(54,865)	$46	$7,269

Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(344)	-	(344)
Balance at March 31, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,246)	$109	$10,972
Share-based compensation	-	-	-	-	6	-	-	6
Foreign currency translation loss	-	-	-	-	-	-	(215)	(215)
Net income	-	-	-	-	-	1,495	-	1,495
Balance at June 30, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,930	$(49,751)	$(106)	$12,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities	(unaudited)	(unaudited)
Net income	$1,151	$2,137
Adjustments to reconcile net income to net
cash (used in) provided by operating activities
Depreciation and amortization	1,258	1,124
(Gain) loss from investment in EECP Global	55	20
Gain on forgiveness of PPP loan	-	(3,646)
Provision for doubtful accounts and commission adjustments	157	455
Write-down of inventory	-	175
Share-based compensation	13	17
Changes in operating assets and liabilities:
Accounts and other receivables	8,376	5,792
Inventories	(509)	134
Deferred commission expense	(27)	(22)
Prepaid expenses and other current assets	120	271
Other assets, net	(216)	(151)
Accounts payable	(628)	(2,753)
Accrued commissions	(1,040)	(1,087)
Accrued expenses and other liabilities	(941)	1,331
Sales tax payable	26	(59)
Deferred revenue	2,132	1,963
Due to related party	(275)	(205)
Other long-term liabilities	79	97
Net cash provided by operating activities	9,731	5,593

Cash flows from investing activities
Purchases of equipment and software	(358)	(124)
Redemption (purchases) of short-term investments	154	155
Net cash (used in) provided by investing activities	(204)	31

Cash flows from financing activities
Repayment on revolving lines of credit	-	(1,575)
Repayment of notes payable and finance lease obligations	(125)	(1,526)
Net cash used in financing activities	(125)	(3,101)
Effect of exchange rate differences on cash and cash equivalents	9	65

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,411	2,588
Cash and cash equivalents - beginning of period	6,025	6,819
Cash and cash equivalents - end of period	$15,436	$9,407

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$29	$242
Income taxes paid	$54	$97

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,072	$251

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

VasoTechnology

VasoTechnology, Inc.was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application division. Its current offerings include:

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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)

	Three Months Ended June 30, 2022 (unaudited)				Three Months Ended June 30, 2021 (unaudited)
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Network services	$8,890	$-	$-	$8,890	$9,371	$-	$-	$9,371
Software sales and support	1,129	-	-	1,129	1,071	-	-	1,071
Commissions	-	8,854	-	8,854	-	4,971	-	4,971
Medical equipment sales	-	-	597	597	-	-	686	686
Medical equipment service	-	-	32	32	-	-	32	32
	$10,019	$8,854	$629	$19,502	$10,442	$4,971	$718	$16,131

	Six Months Ended June 30, 2022 (unaudited)				Six Months Ended June 30, 2021 (unaudited)
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$17,919	$-	$-	$17,919	$19,490	$-	$-	$19,490
Software sales and support	2,103	-	-	2,103	2,206	-	-	2,206
Commissions	-	15,461	-	15,461	-	9,626	-	9,626
Medical equipment sales	-	-	967	967	-	-	1,263	1,263
Medical equipment service	-	-	62	62	-	-	66	66
	$20,022	$15,461	$1,029	$36,512	$21,696	$9,626	$1,329	$32,651

	Three Months Ended June 30, 2022 (unaudited)				Three Months Ended June 30, 2021 (unaudited)
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$9,075	$-	$84	$9,159	$9,246	$-	$31	$9,277
Revenue recognized at a point in time	944	8,854	545	10,343	1,196	4,971	687	6,854
	$10,019	$8,854	$629	$19,502	$10,442	$4,971	$718	$16,131

	Six Months Ended June 30, 2022 (unaudited)				Six Months Ended June 30, 2021 (unaudited)
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$18,309	$-	$148	$18,457	$19,271	$-	$63	$19,334
Revenue recognized at a point in time	1,713	15,461	881	18,055	2,425	9,626	1,266	13,317
	$20,022	$15,461	$1,029	$36,512	$21,696	$9,626	$1,329	$32,651

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $84.1 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	2022	2023	2024	Thereafter
Unfulfilled performance obligations	$29,216	$31,904	$8,103	$14,910

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $445,000 and $407,000 at June 30, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $27,090,000 and $24,955,000 at June 30, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $2,470,000 and $1,518,000 at June 30, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $7,000 and $9,000 at June 30, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2022, we recognized approximately $3.2 million and $5.7 million of revenues, respectively, that were included in our contract liability balance at April 1, 2022 and January 1, 2022, respectively.

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

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$10,019	$10,442	$20,022	$21,696
Professional sales service	8,854	4,971	15,461	9,626
Equipment	629	718	1,029	1,329
Total revenues	$19,502	$16,131	$36,512	$32,651

Gross Profit
IT	$3,677	$4,094	$7,811	$8,501
Professional sales service	7,180	3,976	12,486	7,641
Equipment	479	570	808	1,058
Total gross profit	$11,336	$8,640	$21,105	$17,200

Operating income (loss)
IT	$(918)	$(246)	$(1,057)	$(179)
Professional sales service	2,754	(47)	2,990	(382)
Equipment	(77)	(128)	(156)	(115)
Corporate	(197)	(301)	(570)	(586)
Total operating income (loss)	$1,562	$(722)	$1,207	$(1,262)

Depreciation and amortization
IT	$729	$415	$1,104	$901
Professional sales service	11	38	22	76
Equipment	65	75	132	147
Corporate	-	-	-	-
Total depreciation and amortization	$805	$528	$1,258	$1,124

Capital expenditures
IT	$145	$62	$296	$86
Professional sales service	7	3	40	3
Equipment	11	-	21	36
Corporate	-	-	1	-
Total cash capital expenditures	$163	$65	$358	$125

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Identifiable Assets
IT	$22,346	$23,144
Professional sales service	11,903	18,718
Equipment	7,323	7,144
Corporate	11,906	3,355
Total assets	$53,478	$52,361

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 45% and 31% of revenue for the three-month periods ended June 30, 2022 and 2021, respectively, and 42% and 29% of revenue for the six-month periods ended June 30, 2022 and 2021, respectively. GE Healthcare also accounted for $5.0 million or 72%, and $12.3 million or 80%, of accounts and other receivables at June 30, 2022 and December 31, 2021, respectively. No other customer accounted for 10% or more of revenue.

NOTE E –NET INCOME PER COMMON SHARE

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	172,858	171,438	172,594	171,139
Dilutive effect of unvested restricted shares	1,201	2,144	601	1,072
Diluted weighted average shares outstanding	174,059	173,582	173,195	172,211

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	2	9	2,249	9

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Trade receivables	$11,269	$21,197
Unbilled receivables	1,837	-
Allowance for doubtful accounts and commission adjustments	(6,270)	(5,804)
Accounts and other receivables, net	$6,836	$15,393

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

NOTE G – INVENTORIES, NET

                Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$754	$744
Work in process	55	4
Finished goods	788	399
	$1,597	$1,147

The Company maintained reserves for slow moving inventories of $163,000 and $165,000 at June 30, 2022 and December 31, 2021, respectively.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,280,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative net asset carrying amounts at June 30, 2022 and December 31, 2021. The components of the change in goodwill are as follows:

	(in thousands)
	Six months ended	Year ended
	June 30, 2022	December 31, 2021
	(unaudited)
Beginning of period	$15,722	$15,688
Foreign currency translation adjustment	(67)	34
End of period	$15,655	$15,722

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,418)	(4,279)
	1,413	1,552

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,859)	(1,754)
	35	140

Software
Costs	2,351	3,459
Accumulated amortization	(2,064)	(3,110)
	287	349

	$1,735	$2,041

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

Amortization expense amounted to $164,000 and $214,000 for the three months ended June 30, 2022 and 2021, respectively and $315,000 and $428,000 for the six months ended June 30, 2022 and 2021, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2022	$236
2023	340
2024	271
2025	200
2026	145
$1,192

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Deferred commission expense - noncurrent	$2,168	$2,018
Trade receivables - noncurrent	335	368
Other, net of allowance for loss on loan receivable of $412 at June 30, 2022 and December 31, 2021	71	60
	$2,574	$2,446

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30, 2022	December 31, 2021
	(unaudited)
Accrued compensation	$1,205	$2,397
Accrued expenses - other	1,275	1,799
Other liabilities	4,232	3,293
	$6,712	$7,489

Vaso Corporation and Subsidiaries

 Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$26,954	$18,484	$24,965	$17,704
Net additions:
Deferred extended service contracts	-	-	-	(1)
Deferred commission revenues	3,575	3,092	8,267	5,705
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(3)	(2)
Deferred commission revenues	(3,431)	(1,908)	(6,132)	(3,739)
Deferred revenue at end of period	27,097	19,667	27,097	19,667
Less: current portion	18,583	12,613	18,583	12,613
Long-term deferred revenue at end of period	$8,514	$7,054	$8,514	$7,054

NOTE L – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $36,000 and $90,000 for the three and six-month periods ended June 30, 2021, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves, and, through several principal payments made in 2020 and 2021, were repaid in full in December 2021.

David Lieberman, the Vice Chairman of the Company’s Board of Directors, is a practicing attorney in the State of New York and a senior partner at the law firm of Beckman Lieberman & Associates LLP, which performs certain legal services for the Company. Fees of approximately $48,000 were billed by the firm for both of the three-month periods ended June 30, 2022 and 2021, and fees of approximately $95,000 were billed by the firm for both of the six-month periods ended June 30, 2022 and 2021. No amounts were outstanding at June 30, 2022 and 2021.

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, the Company’s share of EECP Global’s loss was approximately $71,000 and $33,000, respectively, and for the six months ended June 30, 2022 and 2021, the Company’s share of EECP Global’s loss was approximately $55,000 and $20,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2022, the Company recorded a net receivable from related parties of approximately $322,000 on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Sales Representation Agreement

In October 2021, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment further extended the term of the agreement through December 31, 2026. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GE Healthcare diagnostic imaging products to certain customer segments/accounts in the 48 contiguous states of the United States and the District of Columbia. The agreement may be terminated by GE Healthcare with cause, which includes VasoHealthcare’s not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, or not meeting various legal and GEHC policy requirements. The agreement may also be terminated by GE Healthcare without cause but subject to certain conditions.

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

Operating Leases

The Company executed amendments to its facility leases in New York and Florida in March 2022 and June 2022, respectively. for three additional years in New York and two additional years in Florida, with rates increasing 3% per annum, and recorded initial right-of-use assets of approximately $207,000 and $378,000, respectively.  In addition, the Company entered into operating leases ranging from two to four years for additional computer equipment and automobiles at various times in 2022 recording initial right-of-use assets of approximately $141,000 and $346,000, respectively.

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

COVID-19 Pandemic

The COVID-19 pandemic has had and will continue to have a significant impact on the economy of the United States and the world, and it is anticipated that its negative impact to the Company’s financial condition and results of operations will continue. At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. For Vaso Corporation, we believe that significant uncertainty will continue to remain in all our businesses for the remainder of 2022 and beyond.

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

Results of Operations – For the Three Months Ended June 30, 2022 and 2021

Revenues

Total revenue for the three months ended June 30, 2022 and 2021 was $19,502,000 and $16,131,000, respectively, representing an increase of $3,371,000, or 21% year-over-year. On a segment basis, revenue in the professional sales services segment increased $3,883,000 while revenue in the IT and equipment segments decreased $423,000 and $89,000, respectively.

Revenue in the IT segment for the three months ended June 30, 2022 was $10,019,000 compared to $10,442,000 for the three months ended June 30, 2021, a decrease of $423,000, or 4%, of which $481,000 resulted from lower NetWolves revenues, partially offset by $58,000 higher revenues in the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $9,075,000 or 91% of the segment revenue in the second quarter of 2022, and $9,246,000 or 89% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $8,854,000 in the second quarter of 2022, an increase of $3,883,000, or 78%, as compared to $4,971,000 in the same quarter of 2021. The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2022, $27,090,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,511,000 was long-term. As of June 30, 2021, $19,655,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,046,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $89,000, or 12%, to $629,000 for the three-month period ended June 30, 2022 from $718,000 for the same period of the prior year, principally due to lower equipment revenues in China as impacted by the COVID-19 lockdown.

Gross Profit

Gross profit for the three months ended June 30, 2022 and 2021 was $11,336,000, or 58% of revenue, and $8,640,000, or 54% of revenue, respectively, representing an increase of $2,696,000, or 31% year-over-year. On a segment basis, gross profit in the professional sales service segment increased $3,204,000, or 81%, while gross profit in the IT and equipment segments decreased $417,000, or 10%; and $91,000, or 16%, respectively.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended June 30, 2022 was $3,677,000, or 37% of the segment revenue, compared to $4,094,000, or 39% of the segment revenue for the three months ended June 30, 2021. The year-over-year decrease of $417,000, or 10%, was primarily a result of lower sales volume in the NetWolves business, partially offset by higher sales volume and higher margin sales mix in the healthcare IT business.

Professional sales service segment gross profit was $7,180,000, or 81% of segment revenue, for the three months ended June 30, 2022 as compared to $3,976,000, or 80% of the segment revenue, for the three months ended June 30, 2021, reflecting an increase of $3,204,000, or 81%. The increase in absolute dollars was primarily due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the second quarter of 2022 than in the same period last year. Cost of commissions in the professional sales service segment of $1,674,000 and $995,000, for the three months ended June 30, 2022 and 2021, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $479,000, or 76% of segment revenues, for the second quarter of 2022 compared to $570,000, or 79% of segment revenues, for the same quarter of 2021. The $91,000, or 16%, decrease in gross profit was the result of lower equipment revenue during the quarter compounded with higher material and labor costs.

Operating Income (Loss)

Operating income (loss) for the three months ended June 30, 2022 and 2021 was $1,562,000 and $(722,000), respectively, representing an increase of $2,284,000, due primarily to the increase in gross profit. On a segment basis, the IT segment recorded an operating loss of $918,000 in the second quarter of 2022 as compared to an operating loss of $246,000 in the same period of 2021; the equipment segment recorded an operating loss of $77,000 in the second quarter of 2022 as compared to an operating loss of $128,000 in the same period of 2021; and the professional sales service segment recorded operating income of $2,754,000 in the second quarter of 2022 as opposed to an operating loss of $47,000 in the same period of 2021.

Operating loss in the IT segment increased to $918,000 for the three-month period ended June 30, 2022 as compared to an operating loss of $246,000 in the same period of 2021, due to lower gross profit and higher selling, general, and administrative (“SG&A”) costs. Operating income in the professional sales service segment increased by $2,801,000 to $2,754,000 in the three-month period ended June 30, 2022 as compared to a $47,000 operating loss in the same period of 2021, due to higher gross profit partially offset by higher SG&A costs. The equipment segment reported an operating loss of $77,000 in the second quarter of 2022, compared to an operating loss of $128,000 in the second quarter 2021, an improvement of $51,000. The decrease in operating loss was due to lower SG&A and R&D costs partially offset by lower gross profit.

SG&A costs for the three months ended June 30, 2022 and 2021 were $9,604,000 and $9,192,000, respectively, representing an increase of $412,000, or 5% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $257,000 in the second quarter of 2022 from the same quarter of the prior year due to higher personnel costs; SG&A costs in the professional sales service segment increased $403,000 due mainly to higher travel and personnel costs; and SG&A costs in the equipment segment decreased $142,000 due mainly to lower marketing and personnel costs. Corporate costs not allocated to segments decreased $106,000 due mainly to lower accounting and director fees.

Research and development (“R&D”) expenses were $170,000, or 1% of revenues, for the second quarters of both 2021 and 2022.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Net income	$1,495	$2,780
Interest expense (income), net	5	78
Income tax expense	18	50
Depreciation and amortization	805	528
Share-based compensation	6	8
Adjusted EBITDA	$2,329	$3,444

Adjusted EBITDA decreased by $1,115,000, to $2,329,000 in the quarter ended June 30, 2022 from $3,444,000 in the quarter ended June 30, 2021. The decrease was attributable mainly to the decrease in net income arising from the non-recurring $3,646,000 gain on forgiveness of the PPP loan and interest in the second quarter of 2021, partially offset by the increase in depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2022 was $(49,000) as compared to $3,552,000 for the corresponding period of 2021. The decrease in interest and other income (expense) was due primarily to the non-recurring $3,646,000 gain on forgiveness of the PPP loan and interest in the three months ended June 30, 2021.

Income Tax Expense

For the three months ended June 30, 2022, we recorded income tax expense of $18,000 as compared to $50,000 for the corresponding period of 2021. The $32,000 decrease arose mainly from lower tax expense in our China operations.

Net Income

Net income for the three months ended June 30, 2022 was $1,495,000 as compared to net income of $2,780,000 for the three months ended June 30, 2021, representing a decrease of $1,285,000. Income per share of $0.01 and $0.02 was recorded in the three-month periods ended June 30, 2022 and 2021, respectively. The principal cause of the decrease in net income is because the Company recorded the PPP loan forgiveness in the three months ended June 30, 2021, partially offset by higher operating income in the current year quarter.

Vaso Corporation and Subsidiaries

Results of Operations – For the Six Months Ended June 30, 2022 and 2021

Revenues

Total revenue for the six months ended June 30, 2022 and 2021 was $36,512,000 and $32,651,000, respectively, representing an increase of $3,861,000, or 12% year-over-year. On a segment basis, revenue in the professional sales service segment increased $5,835,000 while revenue in the IT and equipment segments decreased $1,674,000 and $300,000, respectively.

Revenue in the IT segment for the six months ended June 30, 2022 was $20,022,000 compared to $21,696,000 for the six months ended June 30, 2021, a decrease of $1,674,000, or 8%, of which $1,572,000 resulted from lower NetWolves revenue and $102,000 from lower healthcare IT revenue. Our monthly recurring revenue in the IT segment accounted for $18,309,000 or 91% of the segment revenue in the first half of 2022, and $19,271,000 or 89% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $15,461,000 in the first half of 2022, an increase of $5,835,000, or 61%, as compared to $9,626,000 in the first half of 2021. The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of June 30, 2022, $27,090,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,511,000 was long-term. As of June 30, 2021, $19,655,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $7,046,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $300,000, or 23%, to $1,029,000 for the six-month period ended June 30, 2022 from $1,329,000 for the same period of the prior year, principally due to lower equipment deliveries in our China operations.

Gross Profit

Gross profit for the six months ended June 30, 2022 and 2021 was $21,105,000, or 58% of revenue, and $17,200,000, or 53% of revenue, respectively, representing an increase of $3,905,000, or 23% year-over-year. On a segment basis, gross profit in the professional sales service increased $4,845,000, or 63%, while gross profit in the IT and equipment segments decreased $690,000, or 8%, and $250,000, or 24%, respectively.

IT segment gross profit for the six months ended June 30, 2022 was $7,811,000, or 39% of the segment revenue, compared to $8,501,000, or 39% of the segment revenue for the six months ended June 30, 2021. The year-over-year decrease of $690,000, or 8%, was primarily a result of lower revenues at NetWolves, partially offset by higher margin sales mix in the healthcare IT business.

Professional sales service segment gross profit was $12,486,000, or 81% of segment revenue, for the six months ended June 30, 2022 as compared to $7,641,000, or 79% of the segment revenue, for the six months ended June 30, 2021, reflecting an increase of $4,845,000, or 63%. The increase in absolute dollars was primarily due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the first half of 2022 than in the same period last year. Cost of commissions in the professional sales service segment of $2,975,000 and $1,985,000, for the six months ended June 30, 2022 and 2021, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $808,000, or 79% of segment revenues, for the first half of 2022 compared to $1,058,000, or 80% of segment revenues, for the same half of 2021. The $250,000, or 24%, decrease in gross profit was primarily the result of a decrease in equipment sales and an increase in material and labor costs in our China operations during the first half of 2022.

Vaso Corporation and Subsidiaries

Operating Income (Loss)

Operating income (loss) for the six months ended June 30, 2022 and 2021 was $1,207,000 and $(1,262,000), respectively, representing an improvement of $2,469,000, due primarily to higher gross profit, partially offset by higher SG&A costs. On a segment basis, the IT segment recorded an operating loss of $1,057,000 in the first half of 2022 as compared to an operating loss of $179,000 in the same period of 2021; the professional sales service segment recorded operating income of $2,990,000 in the first half of 2022 as compared to an operating loss of $382,000 in the same period of 2021; and the equipment segment recorded an operating loss of $156,000 in the first half of 2022 as compared to an operating loss of $115,000 in the same period of 2021 .

Operating loss in the IT segment increased to $1,057,000 for the six-month period ended June 30, 2022 as compared to an operating loss of $179,000 in the same period of 2021, due to lower gross profit and higher selling, general, and administrative (“SG&A”) costs. The professional sales service segment reported operating income of $2,990,00 in the first half of 2022, an increase of $3,372,000 from an operating loss of $382,000 in the six-month period ended June 30, 2021, due to higher gross profit partially offset by higher SG&A costs. The equipment segment reported an operating loss of $156,000 in the first half of 2022, compared to an operating loss of $115,000 in the first half 2021, an increase of $41,000 due to lower gross profit, partially offset offset by lower SG&A costs.

SG&A costs for the six months ended June 30, 2022 and 2021 were $19,606,000 and $18,148,000, respectively, representing an increase of $1,458,000, or 8% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $243,000 in the first half of 2022 from the same half of the prior year due to higher personnel costs; SG&A costs in the professional sales service segment increased by $1,472,000 due to higher travel and personnel costs; and SG&A costs in the equipment segment decreased by $240,000 due mainly to lower personnel costs. Corporate costs not allocated to segments decreased $17,000 due mainly to lower accounting and director fees.

Research and development (“R&D”) expenses were $292,000, or 1% of revenues, for the first half of 2022, a decrease of $22,000, or 7%, from $314,000, or 1% of revenues, for the first half of 2021. The decrease is primarily attributable to lower product development expenses in the IT segment.

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

Vaso Corporation and Subsidiaries

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Six months ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Net income	$1,151	$2,137
Interest expense (income), net	24	199
Income tax expense	30	68
Depreciation and amortization	1,258	1,124
Share-based compensation	13	17
Adjusted EBITDA	$2,476	$3,545

Adjusted EBITDA decreased by $1,069,000 to $2,476,000 in the period ended June 30, 2022 from $3,545,000 in the period ended June 30, 2021. The decrease was primarily attributable to the $3,646,000 non-recurring gain on PPP loan and interest forgiveness in the six months ended June 30, 2021, partially offset by higher depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2022 was $(26,000) as compared to $3,467,000 for the corresponding period of 2021. The decrease in interest and other income was due primarily to the PPP loan and interest forgiveness in the six months ended June 30, 2021.

Income Tax Expense

We recorded income tax expense of $30,000 and $68,000 for the six-month periods ended June 30, 2022 and 2021, respectively. The decrease arose mainly from lower tax expense in our China operations.

Net Income

Net income for the six months ended June 30, 2022 was $1,151,000 as compared to net income of $2,137,000 for the six months ended June 30, 2021, representing a decrease of $986,000, or 46%. Income per share of $0.01 was recorded in the six-month periods ended June 30, 2022 and 2021, respectively. The principal cause of the decrease in net income is the PPP loan forgiveness in the six months ended June 30, 2021, partially offset by higher operating results in the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At June 30, 2022, we had cash and cash equivalents of $15,436,000 and negative working capital of $1,483,000, compared to cash and cash equivalents of $6,025,000 and negative working capital of $3,197,000 at December 31, 2021. $15,007,000 in negative working capital at June 30, 2022 is attributable to the net balance of deferred commission expense and deferred revenue. These are non-cash expense and revenue items and have no impact on future cash flows.

Vaso Corporation and Subsidiaries

Cash provided by operating activities was $9,731,000, which consisted of net income after adjustments to reconcile net income to net cash of $2,634,000 and cash provided by operating assets and liabilities of $7,097,000, during the six months ended June 30, 2022, compared to cash provided by operating activities of $5,593,000 for the same period in 2021. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $8,376,000 and an increase in deferred revenue of $2,132,000, partially offset by decreases in accrued commissions, accrued expenses, and accounts payable of $1,040,000, $941,000 and $628,000, respectively.

Cash used in investing activities during the six-month period ended June 30, 2022 was $204,000 attributed to $358,000 used for the purchase of equipment and software, offset by the redemption of $154,000 in short-term investments.

Cash used in financing activities during the six-month period ended June 30, 2022 was $125,000 for the repayment of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for at least the next twelve months.

It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarters of 2022, depending on the duration of the pandemic and the timing and success of the continued reopening of the economy.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

                There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 15, 2022

