Form 10-Q
period 2022-09-30
VASO Corp
filed 2022-11-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 11, 2022 – 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,283	$6,025
Short-term investments	5,438	629
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $6,281 at September 30, 2022 and $5,804 at December 31, 2021	8,594	15,393
Receivables due from related parties	407	66
Inventories, net	1,714	1,147
Deferred commission expense	3,716	3,549
Prepaid expenses and other current assets	1,183	994
Total current assets	34,335	27,803

Property and equipment, net of accumulated depreciation of $9,681 at September 30, 2022 and $10,512 at December 31, 2021	1,478	2,172
Operating lease right of use assets	1,696	915
Goodwill	15,581	15,722
Intangibles, net	1,600	2,041
Other assets, net	2,791	2,446
Investment in EECP Global	948	1,043
Deferred tax assets, net	219	219
Total assets	$58,648	$52,361

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,049	$2,797
Accrued commissions	1,996	2,705
Accrued expenses and other liabilities	8,400	7,489
Finance lease liabilities - current	156	222
Operating lease liabilities - current	770	562
Sales tax payable	716	719
Deferred revenue - current portion	17,525	16,495
Notes payable - current portion	8	8
Due to related party	3	3
Total current liabilities	32,623	31,000

LONG-TERM LIABILITIES
Notes payable, net of current portion	17	23
Finance lease liabilities, net of current portion	112	218
Operating lease liabilities, net of current portion	927	352
Deferred revenue, net of current portion	9,367	8,470
Other long-term liabilities	1,071	988
Total long-term liabilities	11,494	10,051

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 185,435,965 shares issued at September 30, 2022 and December 31, 2021; 175,127,878 shares outstanding at September 30, 2022 and December 31, 2021	185	185
Additional paid-in capital	63,939	63,917
Accumulated deficit	(47,253)	(50,902)
Accumulated other comprehensive income	(340)	110
Treasury stock, at cost, 10,308,087 shares at September 30, 2022 and December 31, 2021	(2,000)	(2,000)
Total stockholders equity	14,531	11,310
	$58,648	$52,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Managed IT systems and services	$9,836	10,580	$29,858	$32,275
Professional sales services	9,439	7,246	24,900	16,872
Equipment sales and services	760	603	1,789	1,932
Total revenues	20,035	18,429	56,547	51,079

Cost of revenues
Cost of managed IT systems and services	5,741	6,341	17,952	19,536
Cost of professional sales services	1,570	1,692	4,545	3,677
Cost of equipment sales and services	188	136	409	407
Total cost of revenues	7,499	8,169	22,906	23,620
Gross profit	12,536	10,260	33,641	27,459

Operating expenses
Selling, general and administrative	9,978	9,501	29,584	27,646
Research and development	130	123	422	437
Total operating expenses	10,108	9,624	30,006	28,083
Operating income (loss)	2,428	636	3,635	(624)

Other (expense) income
Interest and financing costs	(14)	(61)	(38)	(267)
Interest and other income, net	96	95	96	120
Gain on forgiveness of PPP loan	-	-	-	3,646
Loss on disposal of fixed assets	-	-	(2)	-
Total other income, net	82	34	56	3,499

Income before income taxes	2,510	670	3,691	2,875
Income tax expense	(12)	(19)	(42)	(87)
Net income	2,498	651	3,649	2,788

Other comprehensive income
Foreign currency translation gain (loss)	(234)	11	(450)	41
Comprehensive income	$2,264	662	$3,199	$2,829

Income per common share
- basic and diluted	$0.01	0.00	$0.02	$0.02

Weighted average common shares outstanding
- basic	173,528	172,228	172,909	171,506
- diluted	174,892	174,196	174,513	173,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net loss	-	-	-	-	-	(643)	-	(643)
Balance at March 31, 2021 (unaudited)	185,244	$185	(10,308)	$(2,000)	$63,895	$(57,645)	$(5)	$4,430
Share-based compensation	192	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	51	51
Net income	-	-	-	-	-	2,780	-	2,780
Balance at June 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,903	$(54,865)	$46	$7,269
Share-based compensation	-	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	11	11
Net income	-	-	-	-	-	651	-	651
Balance at September 30, 2021 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,911	$(54,214)	$57	$7,939

Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(344)	-	(344)
Balance at March 31, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,246)	$109	$10,972
Share-based compensation	-	-	-	-	6	-	-	6
Foreign currency translation loss	-	-	-	-	-	-	(215)	(215)
Net income	-	-	-	-	-	1,495	-	1,495
Balance at June 30, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,930	$(49,751)	$(106)	$12,258
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(234)	(234)
Net income	-	-	-	-	-	2,498	-	2,498
Balance at September 30, 2022 (unaudited)	185,436	$185	(10,308)	$(2,000)	$63,939	$(47,253)	$(340)	$14,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities	(unaudited)	(unaudited)
Net income	$3,649	$2,788
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,576	1,748
Loss from investment in EECP Global	95	35
Gain on forgiveness of PPP loan	-	(3,646)
Provision for doubtful accounts and commission adjustments	236	545
Write-down of inventory	-	282
Share-based compensation	22	25
Changes in operating assets and liabilities:
Accounts and other receivables	6,502	2,669
Due from related parties	(343)	(80)
Inventories	(697)	13
Deferred commission expense	(167)	(589)
Prepaid expenses and other current assets	(239)	441
Other assets, net	(539)	81
Accounts payable	261	(3,569)
Accrued commissions	(560)	146
Accrued expenses and other liabilities	849	2,388
Sales tax payable	20	(89)
Deferred revenue	1,927	2,480
Due to related party	-	(233)
Other long-term liabilities	84	9
Net cash provided by operating activities	12,676	5,444

Cash flows from investing activities
Purchases of equipment and software	(447)	(367)
Purchases of short-term investments	(5,000)	-
Redemption of short-term investments	151	155
Net cash used in investing activities	(5,296)	(212)

Cash flows from financing activities
Repayment on revolving lines of credit	-	(3,025)
Repayment of notes payable and finance lease obligations	(177)	(2,823)
Net cash used in financing activities	(177)	(5,848)
Effect of exchange rate differences on cash and cash equivalents	55	(13)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,258	(629)
Cash and cash equivalents - beginning of period	6,025	6,819
Cash and cash equivalents - end of period	$13,283	$6,190

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$37	$284
Income taxes paid	$60	$101

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,332	$639

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

VasoTechnology

Vaso Technology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”).  It currently consists of a managed network and security service division and a healthcare IT application division.  Its current offerings include:

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

VasoHealthcare

Vaso Healthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement (“GEHC Agreement”) with GEHC, which is the healthcare business division of the General Electric Company (“GE”), to further the sale of certain healthcare capital equipment in the healthcare provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offerings consist of:

•	GEHC diagnostic imaging capital equipment.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoMedical

Vaso Medical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units.  These devices are primarily for cardiovascular monitoring and diagnostic systems.  Its current offerings consist of:

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

Recent Accounting Pronouncements Not Yet Adopted

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2022 (unaudited)				Three Months Ended September 30, 2021 (unaudited)
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$8,786	$-	$-	$8,786	$9,181	$-	$-	$9,181
Software sales and support	1,049	-	-	1,049	1,399	-	-	1,399
Commissions	-	9,439	-	9,439	-	7,246	-	7,246
Medical equipment sales	-	-	727	727	-	-	570	570
Medical equipment service	-	-	32	32	-	-	33	33
	$9,836	$9,439	$760	$20,035	$10,580	$7,246	$603	$18,429

	Nine Months Ended September 30, 2022 (unaudited)				Nine Months Ended September 30, 2021 (unaudited)
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$26,705	$-	$-	$26,705	$28,670	$-	$-	$28,670
Software sales and support	3,153	-	-	3,153	3,605	-	-	3,605
Commissions	-	24,900	-	24,900	-	16,872	-	16,872
Medical equipment sales	-	-	1,696	1,696	-	-	1,835	1,835
Medical equipment service	-	-	93	93	-	-	97	97
	$29,858	$24,900	$1,789	$56,547	$32,275	$16,872	$1,932	$51,079

	Three Months Ended September 30, 2022 (unaudited)				Three Months Ended September 30, 2021 (unaudited)
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$9,220	$-	$84	$9,305	$9,561	$-	$76	$9,637
Revenue recognized at a point in time	616	9,439	676	10,730	1,019	7,246	527	8,792
	$9,836	$9,439	$760	$20,035	$10,580	$7,246	$603	$18,429

	Nine Months Ended September 30, 2022 (unaudited)				Nine Months Ended September 30, 2021 (unaudited)
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$27,530	$-	$232	$27,762	$28,831	$-	$139	$28,970
Revenue recognized at a point in time	2,328	24,900	1,557	28,785	3,444	16,872	1,793	22,109
	$29,858	$24,900	$1,789	$56,547	$32,275	$16,872	$1,932	$51,079

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $86.0 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition (unaudited)
	2022	2023	2024	Thereafter
Unfulfilled performance obligations	$13,214	$41,017	$12,280	$19,503

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses.  In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $503,000 and $407,000 at September 30, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $26,886,000 and $24,956,000 at September 30, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.  In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions.  Such amounts aggregated approximately $3,513,000 and $1,518,000 at September 30, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our Vaso Medical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $6,000 and $9,000 at September 30, 2022 and December 31, 2021, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2022, we recognized approximately $3.5 million and $7.7 million of revenues, respectively, that were included in our contract liability balance at July 1, 2022 and January 1, 2022, respectively.

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

•	IT segment, operating through a wholly-owned subsidiary Vaso Technology, Inc., primarily focuses on healthcare IT and managed network technology services;

•	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a Vaso Healthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

•	Equipment segment, operating through a wholly-owned subsidiary Vaso Medical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

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

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from external customers
IT	$9,836	$10,580	$29,858	$32,275
Professional sales service	9,439	7,246	24,900	16,872
Equipment	760	603	1,789	1,932
Total revenues	$20,035	$18,429	$56,547	$51,079

Gross Profit
IT	$4,095	$4,239	$11,906	$12,739
Professional sales service	7,869	5,554	20,355	13,195
Equipment	572	467	1,380	1,525
Total gross profit	$12,536	$10,260	$33,641	$27,459

Operating income (loss)
IT	$(474)	$(77)	$(1,531)	$(254)
Professional sales service	3,143	1,091	6,133	709
Equipment	24	(96)	(132)	(212)
Corporate	(265)	(282)	(835)	(867)
Total operating income (loss)	$2,428	$636	$3,635	$(624)

Depreciation and amortization
IT	$263	$512	$1,367	$1,413
Professional sales service	10	39	32	115
Equipment	45	73	177	220
Corporate	-	-	-	-
Total depreciation and amortization	$318	$624	$1,576	$1,748

Capital expenditures
IT	$86	$238	$383	$324
Professional sales service	-	-	40	3
Equipment	2	1	23	37
Corporate	-	3	1	3
Total cash capital expenditures	$88	$242	$447	$367

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Identifiable Assets
IT	$22,771	$23,144
Professional sales service	14,419	18,718
Equipment	7,258	7,144
Corporate	14,200	3,355
Total assets	$58,648	$52,361

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 47% and 39% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 39% and 33% of revenue for the nine months ended September 30, 2022 and 2021, respectively.  GE Healthcare also accounted for $7.1 million or 82%, and $12.3 million or 80%, of accounts and other receivables at September 30, 2022 and December 31, 2021, respectively.  No other customer accounted for 10% or more of revenue.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic weighted average shares outstanding	173,528	172,228	172,909	171,506
Dilutive effect of unvested restricted shares	1,364	1,968	1,604	2,056
Diluted weighted average shares outstanding	174,892	174,196	174,513	173,562

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Restricted common stock grants	-	-	2	-

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company’s short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value and are classified as available-for-sale.  Realized gains or losses are included in net income.  The US Treasury bills, yielding 3.069%, are carried at amortized cost of approximately $5,016,000, classified as held-to-maturity, and accretion of discount is included in interest income.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of September 30, 2022 and December 31, 2021:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,826	$-	$-	$7,826
Bank deposits (included in short term investments)	422			422
	$8,248	$-	$-	$8,248

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Cash equivalents invested in money market funds	$802	$-	$-	$802
Bank deposits (included in short term investments)	629			629
	$1,431	$-	$-	$1,431

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Trade receivables	$11,762	$21,197
Unbilled receivables	3,113	-
Allowance for doubtful accounts and
commission adjustments	(6,281)	(5,804)
Accounts and other receivables, net	$8,594	$15,393

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$798	$744
Work in process	71	4
Finished goods	845	399
	$1,714	$1,147

The Company maintained reserves for slow moving inventories of $163,000 and $165,000 at September 30, 2022 and December 31, 2021, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment.  The remaining $1,206,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment.  The NetWolves and FGE reporting units had negative net asset carrying amounts at September 30, 2022 and December 31, 2021.  The components of the change in goodwill are as follows:

	(in thousands)
	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
	(unaudited)
Beginning of period	$15,722	$15,688
Foreign currency translation adjustment	(141)	34
End of period	$15,581	$15,722

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,487)	(4,279)
	1,344	1,552

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,754)
	-	140

Software
Costs	2,351	3,459
Accumulated amortization	(2,095)	(3,110)
	256	349

	$1,600	$2,041

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

Amortization expense amounted to $136,000 and $213,000 for the three months ended September 30, 2022 and 2021, respectively and $451,000 and $641,000 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,	(unaudited)
Remainder of 2022	$100
2023	340
2024	271
2025	201
2026	145
$1,057

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Deferred commission expense - noncurrent	$2,371	$2,018
Trade receivables - noncurrent	301	368
Other, net of allowance for loss on loan receivable of
$412 at September 30, 2022 and December 31, 2021	119	60
	$2,791	$2,446

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30, 2022	December 31, 2021
	(unaudited)
Accrued compensation	$1,428	$2,397
Accrued expenses - other	1,422	1,799
Other liabilities	5,550	3,293
	$8,400	$7,489

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at beginning of period	$27,096	$19,667	$24,965	$17,704
Net additions:
Deferred extended service contracts	-	-	-	(1)
Deferred commission revenues	3,474	3,356	11,741	9,061
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(4)	(4)
Deferred commission revenues	(3,677)	(2,837)	(9,810)	(6,575)
Deferred revenue at end of period	26,892	20,185	26,892	20,185
Less: current portion	17,525	13,365	17,525	13,365
Long-term deferred revenue at end of period	$9,367	$6,820	$9,367	$6,820

NOTE M – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating approximately $26,000 and $116,000 for the three and nine-month periods ended September 30, 2021, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves, and, through several principal payments made in 2020 and 2021, were repaid in full in December 2021.

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company’s share of EECP Global’s loss was approximately $40,000 and $15,000, respectively, and for the nine months ended September 30, 2022 and 2021, the Company’s share of EECP Global’s loss was approximately $95,000 and $35,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, the Company recorded a net receivable from related parties of approximately $389,000 and $46,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

COVID-19 pandemic

The COVID-19 pandemic has had and may continue to have a significant impact on the economy of the United States and the world until all major economies resume to normal, and as such, its negative impact to the Company’s financial condition and results of operations may continue. At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. For Vaso Corporation, we believe that significant uncertainty will continue to remain in all our businesses for the remainder of 2022 and beyond.

We have taken significant steps in our efforts to protect our workforce and our clients. Many of our employees have been working remotely and we are implementing plans to fully reopen our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company received a $3.6 million loan under the Paycheck Protection Program of the CARES Act. This loan was used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients. In June 2021, the loan, as well as accrued interest, was forgiven in its entirety by the Small Business Administration.

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

Results of Operations – For the Three Months Ended September 30, 2022 and 2021

Revenues

Total revenue for the three months ended September 30, 2022 and 2021 was $20,035,000 and $18,429,000, respectively, representing an increase of $1,606,000, or 9% year-over-year.  On a segment basis, revenue in the professional sales services and equipment segments increased by $2,193,000 and $157,000, respectively, while revenue in the IT segment decreased by $744,000.

Revenue in the IT segment for the three months ended September 30, 2022 was $9,836,000 compared to $10,580,000 for the three months ended September 30, 2021, a decrease of $744,000, or 7%, of which $394,000 resulted from lower network services revenue by NetWolves and $350,000 from lower revenues in the healthcare IT business.  Our monthly recurring revenue in the IT segment accounted for $9,220,000 or 94% of the segment revenue in the third quarter of 2022, and $9,561,000 or 90% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $9,439,000 in the third quarter of 2022, an increase of $2,193,000, or 30%, as compared to $7,246,000 in the same quarter of 2021.  The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries.  The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2022, $26,886,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,366,000 was long-term.  As of September 30, 2021, $20,174,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,814,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment increased by $157,000, or 26%, to $760,000 for the three-month period ended September 30, 2022 from $603,000 for the same period of the prior year, principally due to higher deliveries in our China operations partially offset by losses in foreign currency exchange.

Gross Profit

Gross profit for the three months ended September 30, 2022 and 2021 was $12,536,000, or 63% of revenue, and $10,260,000, or 56% of revenue, respectively, representing an increase of $2,276,000, or 22% year-over-year.  On a segment basis, gross profit in the professional sales service and equipment segments increased $2,315,000, or 42%, and $105,000, or 23%, respectively, while gross profit in the IT segment decreased $144,000, or 3%.

IT segment gross profit for the three months ended September 30, 2022 was $4,095,000, or 42% of the segment revenue, compared to $4,239,000, or 40% of the segment revenue for the three months ended September 30, 2021.  The year-over-year decrease of $144,000, or 3%, was primarily a result of lower sales volume in the NetWolves and healthcare IT businesses, partially offset by a higher margin sales mix in the NetWolves business.

Professional sales service segment gross profit was $7,869,000, or 83% of segment revenue, for the three months ended September 30, 2022 as compared to $5,554,000, or 77% of the segment revenue, for the three months ended September 30, 2021, reflecting an increase of $2,315,000, or 42%.  The increase was due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the third quarter of 2022 than in the same period last year, as well as by lower commission expenses.  Cost of commissions in the professional sales service segment of $1,570,000 and $1,692,000, for the three months ended September 30, 2022 and 2021, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $572,000, or 75% of segment revenues, for the third quarter of 2022 compared to $467,000, or 77% of segment revenues, for the same quarter of 2021.  The $105,000, or 23%, increase in gross profit was primarily the result of higher sales during the quarter.

Operating Income (Loss)

Operating income for the three months ended September 30, 2022 was $2,428,000 compared to $636,000 for the same quarter in 2021, representing an increase of $1,792,000, or 282%, as gross profit increased much more than operating costs (below), year-over-year.  On a segment basis, the IT segment recorded an operating loss of $474,000 in the third quarter of 2022 as compared to an operating loss of $77,000 in the same period of 2021; the equipment segment recorded operating income of $24,000 in the third quarter of 2022 as opposed to an operating loss of $96,000 in the same period of 2021; and the professional sales service segment recorded operating income of $3,143,000 in the third quarter of 2022 as compared to operating income of $1,091,000 in the same period of 2021.

Operating loss in the IT segment increased to $474,000 for the three-month period ended September 30, 2022 from an operating loss of $77,000 in the same period of 2021, due to lower gross profit and higher SG&A costs, partially offset by lower research and development (“R&D”) costs.  Operating income in the professional sales service segment increased by $2,052,000 in the three-month period ended September 30, 2022 as compared to operating income in the same period of 2021, due to higher gross profit partially offset by higher SG&A costs.  The equipment segment reported operating income of $24,000 in the third quarter of 2022, compared to an operating loss of $96,000 in the third quarter 2021, an increase of $120,000. The increase was primarily due to higher gross profit.

SG&A costs for the three months ended September 30, 2022 and 2021 were $9,978,000 and $9,501,000, respectively, representing an increase of $477,000, or 5% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $262,000 in the third quarter of 2022 from the same quarter of the prior year due to higher personnel and travel costs; SG&A costs in the professional sales service segment increased $263,000 due mainly to higher personnel costs associated with provision of expanded services; and SG&A costs in the equipment segment decreased $32,000 due mainly to lower amortization costs. Corporate costs not allocated to segments decreased $16,000 due mainly to lower investor relations fees.

Research and development expenses were $130,000, or 1% of revenues, for the third quarter of 2022, an increase of $7,000, or 6%, from $123,000, or 1% of revenues, for the third quarter of 2021. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Net income	$2,498	$651
Interest expense (income), net	(34)	62
Income tax expense	12	19
Depreciation and amortization	318	624
Share-based compensation	9	8
Adjusted EBITDA	$2,803	$1,364

Adjusted EBITDA increased by $1,439,000, to $2,803,000 in the quarter ended September 30, 2022 from $1,364,000 in the quarter ended September 30, 2021.  The increase was primarily attributable to the increase in net income, partially offset by the decrease in depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2022 was $82,000 as compared to $34,000 for the corresponding period of 2021. The change in interest and other income (expense) was due primarily to lower interest expense resulting from repayments of notes payable and lines of credit.

Income Tax Expense

For the three months ended September 30, 2022, we recorded income tax expense of $12,000 as compared to $19,000 for the corresponding period of 2021. The $7,000 decrease is due mainly to lower state tax expense.

Net Income

Net income for the three months ended September 30, 2022 was $2,498,000 as compared to net income of $651,000 for the three months ended September 30, 2021, representing an increase of $1,847,000.  Income per share of $0.01 and $0.00 was recorded in the three-month periods ended September 30, 2022 and 2021, respectively.  The principal cause of the increase in net income is the increase in gross profit, partially offset by the increase in SG&A costs.

Results of Operations – For the Nine Months Ended September 30, 2022 and 2021

Revenues

Total revenue for the nine months ended September 30, 2022 and 2021 was $56,547,000 and $51,079,000, respectively, representing an increase of $5,468,000, or 11% year-over-year.  On a segment basis, revenue in the professional sales service segment increased $8,028,000, while revenue in the IT and equipment segments decreased $2,417,000 and $143,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2022 was $29,858,000 compared to $32, 275,000 for the nine months ended September 30, 2021, a decrease of $2,417,000, or 8%, of which $1,965,000 resulted from lower NetWolves revenue and $452,000 resulted from lower healthcare IT revenue.  Our monthly recurring revenue in the IT segment accounted for $27,530,000 or 92% of the segment revenue in the first nine months of 2022, and $28,831,000 or 89% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $24,900,000 in the first nine months of 2022, an increase of $8,028,000, or 48%, as compared to $16,872,000 in the first nine months of 2021.  The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period, as well as by a higher blended commission rate applicable to such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2022, $26,886,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,366,000 was long-term.  As of September 30, 2021, $20,174,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $6,814,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $143,000, or 7%, to $1,789,000 for the nine-month period ended September 30, 2022 from $1,932,000 for the same period of the prior year, principally due to lower deliveries in our China operations and foreign currency exchange losses when converting the revenue from local currency to US dollars, partially offset by higher cloud-based software-as-a-service (“SaaS”) sales in the U.S.

Gross Profit

Gross profit for the nine months ended September 30, 2022 and 2021 was $33,641,000, or 59% of revenue, and $27,459,000, or 54% of revenue, respectively, representing an increase of $6,182,000, or 23% year-over-year.  On a segment basis, gross profit in the professional sales service segment increased $7,160,000, or 54%, while gross profit in the IT and equipment segments decreased $833,000, or 7%, and $145,000, or 10%, respectively.

IT segment gross profit for the nine months ended September 30, 2022 was $11,906,000, or 40% of the segment revenue, compared to $12,739,000, or 39% of the segment revenue for the nine months ended September 30, 2021.  The year-over-year decrease of $833,000, or 7%, was primarily a result of lower revenue in both the network service business by NetWolves and healthcare IT business, partially offset by higher margin product sales mix in the healthcare IT business.

Professional sales service segment gross profit was $20,355,000, or 82% of segment revenue, for the nine months ended September 30, 2022 as compared to $13,195,000, or 78% of the segment revenue, for the nine months ended September 30, 2021, reflecting an increase of $7,160,000, or 54%.  The increase was primarily due to higher commission revenue as a result of a higher volume of GEHC equipment delivered, as well as by a higher blended commission rate during the first nine months of 2022 than in the same period last year.  Cost of commissions in the professional sales service segment of $4,545,000 and $3,677,000, for the nine months ended September 30, 2022 and 2021, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,380,000, or 77% of segment revenues, for the first nine months of 2022 compared to $1,525,000, or 79% of segment revenues, for the same period in 2021.  The $145,000, or 10%, decrease in gross profit was primarily the result of lower revenue and lower gross profit margin in our China operations.

Operating Income (Loss)

Operating income (loss) for the nine months ended September 30, 2022 and 2021 was $3,635,000 and ($624,000), respectively, representing an improvement of $4,259,000 as gross profit increased $6,182,000 and operating costs (below) increased $1,923,000, year-over-year.  On a segment basis, the IT segment recorded an operating loss of $1,531,000 in the first nine months of 2022 as compared to an operating loss of $254,000 in the same period of 2021; the equipment segment recorded an operating loss of $132,000 in the first nine months of 2022 as compared to an operating loss of $212,000 in the same period of 2021; and operating income in the professional sales service segment increased by $5,424,000, from $709,000 in the first nine months of 2021 to $6,133,000 in the same period of 2022.

Operating loss in the IT segment increased to $1,531,000 for the nine-month period ended September 30, 2022 as compared to an operating loss of $254,000 in the same period of 2021, due primarily to lower gross profit and higher SG&A costs, partially offset by lower R&D costs.  Operating income in the professional sales service segment increased $5,424,000 in the nine-month period ended September 30, 2022 as compared to operating income in the same period of 2021, due to higher gross profit partially offset by higher SG&A costs.  The equipment segment reported an operating loss of $132,000 in the first nine months of 2022, compared to an operating loss of $212,000 in the first nine months of 2021, an improvement of $80,000. The decrease in loss was due to lower SG&A costs, partially offset by lower gross profit and higher R&D costs.

SG&A costs for the nine months ended September 30, 2022 and 2021 were $29,584,000 and $27,646,000, respectively, representing an increase of $1,938,000, or 7% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $507,000 in the first nine months of 2022 from the same period of the prior year due mainly to higher personnel, accounting and travel costs; SG&A costs in the professional sales service segment increased by $1,735,000 due to higher travel, vehicle and personnel costs; and SG&A costs in the equipment segment decreased by $272,000 due mainly to lower personnel costs. Corporate costs not allocated to segments decreased $32,000 due mainly to lower accounting and investor relations costs, partially offset by higher insurance costs.

Research and development (“R&D”) expenses were $422,000, or 1% of revenues, for the first nine months of 2022, a decrease of $15,000, or 3%, from $437,000, or 1% of revenues, for the first nine months of 2021. The decrease is primarily attributable to lower product development expenses in the IT segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Net income	$3,649	$2,788
Interest expense (income), net	(10)	261
Income tax expense	42	87
Depreciation and amortization	1,576	1,748
Share-based compensation	22	25
Adjusted EBITDA	$5,279	$4,909

Adjusted EBITDA increased by $370,000 to $5,279,000 in the nine months ended September 30, 2022 from $4,909,000 in the nine months ended September 30, 2021.  The increase was primarily attributable to higher net income, partially offset by lower interest expense and lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2022 was $56,000 as compared to $3,499,000 for the corresponding period of 2021. The decrease in interest and other income was due primarily to the $3.6 million PPP loan forgiveness in the second quarter of 2021 and $229,000 lower interest expense in the nine months ended September 30, 2022.

Income Tax (Expense) Benefit

For the nine months ended September 30, 2022, we recorded income tax expense of $42,000 as compared to income tax expense of $87,000 for the corresponding period of 2021. The decrease was due mainly to lower tax expense in our China operations.

Net Income

Net income for the nine months ended September 30, 2022 was $3,649,000 as compared to $2,788,000 for the nine months ended September 30, 2021, representing an increase of $861,000, or 31%.  Income per share of $0.02 was recorded in both of the nine-month periods ended September 30, 2022 and 2021.  The principal cause of the improvement is the increase in revenue and gross profit in the sales representation segment, partially offset by higher SG&A cost.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2022, we had cash, cash equivalents and short-term investments of $18,721,000 and working capital of $1,712,000, compared to cash, cash equivalents and short-term investments of $6,654,000 and negative working capital of $3,197,000 at December 31, 2021.  The $1,712,000 in working capital at September 30, 2022 includes the negative effect of the net balance of deferred commission expense and deferred revenue of $13,809,000.  These are non-cash expense and revenue items and have no impact on future cash flows.  Excluding the negative effect of these non-cash items, working capital would be $15,521,000 at September 30, 2022.

Cash provided by operating activities was $12,676,000, which consisted of net income after adjustments to reconcile net income to net cash of $5,578,000 and cash provided by operating assets and liabilities of $7,098,000, during the nine months ended September 30, 2022, compared to cash provided by operating activities of $5,444,000 for the same period in 2021. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $6,502,000 and increases in accrued expenses and deferred revenue of $849,000 and $1,927,000, respectively, partially offset by an increase in inventories of $697,000.

Cash used in investing activities during the nine-month period ended September 30, 2022 was $5,296,000 attributed to $447,000 used for the purchase of equipment and software and $5,000,000 used in the purchase of short-term investments, offset by $151,000 in redemption of short-term investments.

Cash used in financing activities during the nine-month period ended September 30, 2022 was $177,000 resulting from the repayment of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for the next twelve months.

It is anticipated that the COVID-19 pandemic may continue to adversely impact our operations during and beyond the remaining quarter of 2022, depending on the duration of the pandemic and the timing and success of the continued reopening of the economy around the world.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 14, 2022

