Form 10-K
period 2022-12-31
VASO Corp
filed 2023-03-31
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18105

_____________________

VASO CORPORATION
(Exact name of registrant as specified in Its Charter)

Delaware	11-2871434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

137 Commercial Street, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:(516) 997-4600

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates was approximately $8.7 million based on the closing sales price of the common stock as quoted on the OTC PK on June 30, 2022.

At March 24, 2023, the number of shares outstanding of the issuer’s common stock was 175,127,878.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit firm ID  1195

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

- i -

PART I

ITEM 1 – BUSINESS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the possibility of a downturn in the U.S. economy and continued effects of the COVID-19 pandemic; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare (“GEHC”) into the health provider middle market; and

•	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which at the time was the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.  Its current offering consists of:

•	GEHC diagnostic imaging equipment and ultrasound systems.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 75 highly experienced sales professionals who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States, and has since diversified to include other medical hardware and software.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions.  These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm subscription services.
•	MobiCare® multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2026, subject to earlier termination under certain conditions.

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

The Company’s Equipment business also has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired FGE, a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS® series software for ECG and blood pressure analysis, and the MobiCare® patient monitoring device.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owned 49.9% of VSK, which commenced operations in January 2015.  In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK.  On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK.  EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms.  Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

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

The equipment segment is under the direct supervision of the CEO of the Company. Sales and marketing efforts in the domestic market are led by a Vice President of national sales and service at Vasomedical Solutions, and the managers of our China subsidiaries, based in Wuxi, China, are in charge of the development and production of all our proprietary products and marketing and sales in China and the international markets.  We sell our Biox™ series and other products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

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

Patient Privacy

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information.  The U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and the regulation was finalized in October 2002.  Currently, the HIPAA privacy rule affects us only indirectly in that patient data that we access, collect and analyze may include protected health information.  Additionally, we have signed some Business Associate Agreements with Covered Entities that contractually bind us to protect private health information, consistent with the HIPAA privacy rules requirements.  We do not expect the costs and impact of the HIPAA privacy rule to be material to our business.

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

The Federal Communications Commission (“FCC”) exercises jurisdiction over services and regulates interstate and international communications in all 50 states, the District of Columbia and U.S territories. As an independent U.S. government agency overseen by Congress, the FCC is the United States' primary authority for communications laws, regulation and technological innovation.

We maintain Certificates of Public Convenience and Necessity in all 50 states, which enable us to provide services within each state. We are therefore subject to regulation from the Public Utility Commissions in each state.

Intellectual Properties

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in Biox™ and MobiCare® products. Moreover, trademarks have been registered for the names “Vaso”, “Vasomedical”, “VasoGlobal”, “VasoSolutions”, “VasoHealthcare”, “ARCS”, and “MobiCare”.

Through our China-based subsidiaries, we own thirty-seven invention and utility patents in China that expire at various times through 2041, as well as sixteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

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

Employees

As of December 31, 2022, we employed 272 full-time persons, of which 14 are employed through our facility in Plainview, New York; 85 through VasoHealthcare; 5 through VasoHealthcare IT; 111 through our NetWolves operations; and 57 in our China operations.  None of our employees are represented by a labor union.  We believe that our employee relations are good.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report on Form 10K. The risks and uncertainties described below are those we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuation in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of economic or business conditions, including the possibility of a downturn in the U.S. economy and continued effects of the COVID-19 pandemic. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial position.

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

The pandemic has adversely affected, and may continue to adversely affect, certain elements of our business, primarily the initial shrinkage, and subsequent recovery, of our customer base in our IT segment as well as the overall effect of China’s prior lockdown practice on its economy.  The COVID-19 pandemic has caused us to modify our business practices, and we may take further actions as required by government authorities, our customers or as determined to be in the best interests of our employees, customers and business partners. There is no certainty that these measures will be sufficient to mitigate the risks posed by the virus and our ability to execute our business plans could be impacted. The magnitude and duration of the disruption and resulting decline in business activity remain uncertain.

Risks Related to Our Business

We currently derive a significant amount of our revenue and operating income from our agreement with GEHC.

On May 19, 2010, we signed a sales representation agreement with GEHC.  Under the GEHC Agreement, we have been appointed GEHC’s exclusive representative for certain GEHC diagnostic imaging products to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The GEHC Agreement had an initial term of three years commencing July 1, 2010 and has subsequently been extended in 2012, 2014, 2017 and 2021, with the current term through December 31, 2026, subject to GEHC’s right to terminate earlier without cause under certain conditions.

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

We currently maintain product liability insurance at $6,000,000 per occurrence and in the aggregate.  Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

Risks Related to our Securities

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules.  The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers restrict the ability and decrease the willingness of broker-dealers to sell our common shares, which we believe results in decreased liquidity for our common shares as well as increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

We currently do not intend to pay any cash dividends on our common stock in the foreseeable future.

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

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 30, 2025 and with a base annual rental of approximately $78,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2024 with an annual rental of approximately $194,000. VHC-IT leases a flexible space, 1,500 square foot facility in Nashville, Tennessee with an annual cost of approximately $32,000. The Nashville lease expired on January 31, 2023 and is currently rented on a month-to-month basis. We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our office, engineering and production facilities in China.  Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2023, September 2023, and December 2023 at an aggregate annual cost of approximately $71,000.  Such leases are renewable upon expiration.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market (OTCQB) under the symbol VASO.  The number of record holders of common stock as of March 24, 2023, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees.  The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2022		Year ended December 31, 2021
	High	Low	High	Low
First quarter	$0.09	$0.05	$0.16	$0.08
Second quarter	$0.11	$0.07	$0.12	$0.05
Third quarter	$0.12	$0.09	$0.07	$0.05
Fourth quarter	$0.22	$0.11	$0.08	$0.04

The last bid price of the Company’s common stock on March 24, 2023 was $0.23 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and currently do not intend to pay cash dividends in the foreseeable future.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the COVID-19 pandemic; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas;  and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K.

General Overview

COVID-19 pandemic

The COVID-19 pandemic has had a significant impact on economies of the United States and China, and it is possible that some negative impact to the Company’s financial condition and results of operations may continue.  At this time, we cannot reasonably estimate what the total impact may be. The pandemic has resulted in workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors. We have experienced negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well.  In addition, revenues in our China operations have been adversely affected by its government’s lockdown policies, which have only recently been reversed.

We have taken significant steps in our efforts to protect our workforce and our clients. Most of our employees have worked at least partially remotely and we have reopened our work sites consistent with the guidelines promulgated by the CDC and respective state governments. In addition, the Company in 2020 received a $3.6 million loan under the Paycheck Protection Program of the CARES Act (the “PPP loan”). This loan was used to principally cover our payroll costs for a period of time as specified by the rules, thereby allowing us to maintain our workforce and continue to provide services and solutions to our clients.  In June 2021, the loan, as well as accrued interest, was forgiven in its entirety by the Small Business Administration.

Our Business Segments

Vaso Corporation (formerly Vasomedical, Inc.) (“Vaso”) was incorporated in Delaware in July 1987.  We principally operate in three distinct business segments in the healthcare equipment and information technology industries.  We manage and evaluate our operations, and report our financial results, through these three business segments.

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare (GEHC) into the health provider middle market; and

•	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which at the time was the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments.  Its current offering consists of:

•	GEHC diagnostic imaging equipment and ultrasound systems.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services for the above equipment.

VasoHealthcare has built a team of over 75 highly experienced sales professionals who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software.  Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions.  These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

•	Biox™ series Holter monitors and ambulatory blood pressure recorders.
•	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software and algorithm subscription services.
•	MobiCare® multi-parameter wireless vital-sign monitoring system.
•	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge for cardiovascular devices and software coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

•	Continue to effectively control operating costs in the current inflationary environment.
•	Continue to expand our product and service offerings as well as market penetration in all of our business segments.
•	Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GEHC product modalities we represent, and possibly building new teams to represent other vendors.
•	Maintain and grow our equipment business by increasing efficiency and exploring new revenue models.
•	Continue to seek accretive partnership opportunities.
•	Explore options in capital markets for our stock.

Results of Operations – For the Years Ended December 31, 2022 and 2021

Total revenues increased by $4,438,000, or 5.9%, to $80,017,000 in the year ended December 31, 2022, from $75,579,000 in the year ended December 31, 2021.  We reported net income of $11,873,000 and $6,100,000 for the years ended December 31, 2022 and 2021, respectively, an improvement of $5,773,000.  The increase in net income was primarily due to higher gross profit and the income tax benefit generated through partial release of the deferred tax asset valuation allowance, partially offset by higher operating costs and forgiveness of the PPP loan in 2021.  Our net income was $0.07 and $0.04 per basic and diluted common share for the years ended December 31, 2022 and 2021, respectively.

Revenues

Revenue in the IT segment was $40,100,000 for the year ended December 31, 2022 as compared to $42,916,000 for the prior year, a decrease of $2,816,000, or 6.6%, of which $2,028,000 was attributable to a decline in NetWolves revenues and $788,000 by a decrease in VHC-IT revenues.

Commission revenues in the professional sales service segment increased by $7,903,000, or 26.8%, to $37,344,000 in the year ended December 31, 2022, as compared to $29,441,000 in the year ended December 31, 2021.  The increase was primarily due to higher volume of GEHC equipment delivered in 2022 coupled with a higher blended commission rate for equipment delivered in 2022.  As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered.  As of December 31, 2022, the Company recorded on its consolidated balance sheet deferred commission revenue of $30,794,000 for this segment (of which $15,660,000 is long-term), an increase of $5,839,000, or 23.3%, compared to $24,955,000 of deferred commission revenue at December 31, 2021 (of which $8,465,000 was long-term).  The increase in deferred revenue is due principally to higher total orders booked during the year, partially offset by the increase in equipment deliveries over the same period.

Revenue in our equipment segment decreased 20.1% to $2,573,000 for the year ended December 31, 2022 from $3,222,000 for the year ended December 31, 2021, as a result of lower equipment sales in our China operations as affected by the pandemic lockdowns in the country and the effect of 2022 foreign exchange rate fluctuations, offset by a $16,000 increase in our US operations due to higher ARCS®-cloud software-as-a-service revenues.

Gross Profit

The Company recorded gross profit of $48,481,000, or 60.6% of revenue, for the year ended December 31, 2022, compared to $43,133,000, or 57.1% of revenue, for the year ended December 31, 2021.  The increase of $5,348,000, or 12.4%, was due primarily to a $6,382,000 increase in the professional sales service segment due to higher revenues, partially offset by decreases of $589,000 and $445,000 in the equipment and IT segments, respectively, as a result of lower revenues in both segments and lower gross margin in the equipment segment.

IT segment gross profit decreased to $16,229,000, or 40% of segment revenues, for the year ended December 31, 2022, as compared to $16,674,000, or 39% of segment revenues in the prior year, a decrease of $445,000, of which $885,000 was attributable to NetWolves due to lower revenues, offset by $440,000 higher gross profit at VHC-IT, resulting from improved gross margin.

Professional sales service segment gross profit was $30,288,000, or 81.1% of the segment revenues, for the year ended December 31, 2022, an increase of $6,382,000, or 26.7%, from segment gross profit of $23,906,000, or 81.2% of the segment revenue, for the year ended December 31, 2021.  The increase in gross profit was due primarily to the increase in the segment revenue as a result of higher equipment delivery volume and a higher blended commission rate in 2022.  Cost of commissions increased by $1,521,000, or 27.5%, to $7,056,000 for the year ended December 31, 2022, as compared to cost of commissions of $5,535,000 in 2021.  The increase is due primarily to the increase in the segment revenue as gross profit margin remained little changed year over year.  Cost of commissions reflects commission expense associated with certain recognized commission revenues.  Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased by $589,000, or 23.1%, to $1,964,000, or 76.3% of equipment segment revenues, for the year ended December 31, 2022, compared to $2,553,000, or 79.2% of equipment segment revenues, for the year ended December 31, 2021, due to lower segment revenue as well as lower gross profit margin in our China operations.  Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of training, maintenance and servicing, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $7,033,000 for the year ended December 31, 2022 compared to operating income of $2,819,000 for the year ended December 31, 2021, an increase of $4,214,000, or 149%.  The improvement was primarily attributable to the increase in operating income in the professional sales service segment to $10,099,000 for the year ended December 31, 2022 from $5,918,000 for the year ended December 31, 2021, due to higher gross profit, offset by higher operating expenses, and by a $442,000 improvement in the IT segment, which lowered its operating loss to $1,620,000 for the year ended December 31, 2022 from $2,062,000 for the year ended December 31, 2021, as a result primarily of lower operating expenses.  Offsetting these improvements was a $212,000 increase in operating loss in the equipment segment to $180,000 for the year ended December 31, 2022 from operating income of $32,000 in the prior year resulting mainly from lower gross profit, partially offset by lower SG&A expenses, and a $197,000 increase in corporate expenses to $1,266,000 for the year ended December 31, 2022 from $1,069,000 in the prior year, mainly due to increases in insurance costs and director fees.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2022 and 2021 were $40,843,000, or 51.0% of revenues, and $38,593,000, or 51.1% of revenues, respectively, reflecting an increase of $2,250,000 or 5.8%. The increase in SG&A expenditures in the year ended December 31, 2022 resulted primarily from a $2,202,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related and travel costs; a $302,000 increase in the IT segment due to higher personnel and travel costs; a $47,000 decrease in the equipment segment due mainly to lower personnel costs in our China operations, and by a $197,000 increase in corporate expenses reflecting higher insurance costs and director fees.

Research and development (R&D) expenses of $605,000, or 1% of revenues, for the year ended December 31, 2022 decreased by $1,116,000, or 65%, from $1,721,000, or 2% of revenues, for the year ended December 31, 2021. The decrease is primarily attributable to a one-time write-off of software development costs in our NetWolves operations in 2021.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2022	2021

Net income	$11,873	$6,100
Interest expense (income), net	(85)	301
Income tax (benefit) expense	(4,743)	151
Depreciation and amortization	1,923	3,840
Share-based compensation	35	31
Adjusted EBITDA	$9,003	$10,423

Adjusted EBITDA decreased by $1,420,000, to $9,003,000 in the year ended December 31, 2022, from $10,423,000 in the year ended December 31, 2021.  The decrease was primarily attributable to the lower depreciation and amortization and the change from income tax expense to income tax benefit, partially offset by higher net income and the change from net interest expense to net interest income, as compared to the prior year.   Net income increased primarily due to higher revenue, gross profit and income tax benefit in 2022, partially offset by $3,646,000 gain on forgiveness of PPP loan and interest in 2021.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2022 and 2021, was $97,000 and $3,432,000, respectively, a decrease in net other income of $3,335,000.  The decrease was due primarily to the gain on forgiveness of the PPP loan and interest of $3,646,000 in 2021, partially offset by $268,000 lower interest expense in 2022 due to reduced debt and finance lease obligations.

Income Tax (Expense) Benefit

During the year ended December 31, 2022, we recorded an income tax benefit of $4,743,000, as compared to income tax expense of $151,000 in the year ended December 31, 2021.  The Company utilized $7,754,000 and $4,373,000 in net operating loss carryforwards for the years ended December 31, 2022 and 2021, respectively.  The change to income tax benefit in 2022 arose primarily from the partial release of the deferred tax asset valuation allowance in 2022, due to estimated future taxable income.  The Company has net operating loss carryforwards of approximately $31 million at December 31, 2022.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2022

We have financed our operations and investment activities from working capital.  At December 31, 2022, we had cash and cash equivalents and short-term investments of $20,325,000 and working capital of $10,292,000.  $11,890,000 in negative working capital at December 31, 2022 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.  At March 24, 2023 the Company’s cash and cash equivalents and short-term investments were approximately $20.4 million.

Cash provided by operating activities was $14,416,000 during the year ended December 31, 2022, which consisted of net income after non-cash adjustments of $9,260,000 and changes in operating assets and liabilities of $5,156,000. The changes in the account balances primarily reflect increases in deferred revenue, accrued expenses, and accrued commissions of $5,838,000, $1,392,000, and $1,094,000, respectively; partially offsetting these changes was an increase in other assets of $2,422,000 and a decrease in accounts payable of $521,000.

Cash used in investing activities during the year ended December 31, 2022 was $8,417,000, consisting of $8,000,000 in purchases of short term investments and $566,000 in purchases of equipment and software, offset by $149,000 in redemption of short-term investments.

Cash used in financing activities during the year ended December 31, 2022 was $230,000 in payments of notes and finance leases.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations at least for the next twelve months.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2022, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Valuation Allowance for Deferred Tax Assets

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

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, which range from five to ten years. The Company capitalizes internal use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and have concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented in the statements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

The Company held its Annual Meeting of Stockholders on November 15, 2022. At the meeting, the Company’s stockholders voted to approve the following proposals:

1)	The election of two directors in Class II to hold office until the 2025 Annual Meeting of Stockholders.

2)	The appointment of UHY LLP as our independent registered public accountants for the year ending December 31, 2022.

The following table presents the voting results on these proposals:

Approved Proposals	Stockholder votes cast
	For	Withheld	Against	Abstain
Election of Directors
Behnam Movaseghi	98,413,490	4,739,834
Jane Moen	98,983,419	4,169,905

Appointment of public accountants	129,365,135		3,192,285	91,592

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

                As of March 24, 2023, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	67	Chairman of the Board and Director	June, 2015
David Lieberman	78	Vice Chairman of the Board and Director	February, 2011
Jun Ma	59	President, Chief Executive Officer and Director	June, 2007
Jane Moen	43	President, Vasohealthcare and Director	March, 2020
Behnam Movaseghi (1) (2)	69	Director	July, 2007
Edgar Rios (1)	70	Director	February, 2011

______________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Joshua Markowitz has been a director since June 2015, and was appointed Chairman of the Board of the Company in August 2016.  Mr. Markowitz has been a practicing attorney in the State of New Jersey for in excess of 30 years.  He is currently a senior partner in the New Jersey law firm of Markowitz O’Donnell, LLP.  Mr. Markowitz was the brother-in-law of Mr. Simon Srybnik (deceased), the former Chairman and director of the Company.

David Lieberman has been a director of the Company and the Vice Chairman of the Board, since February 2011. Mr. Lieberman has been a practicing attorney in the State of New York for more than 45 years, specializing in corporation and securities law. He is currently of counsel to the law firm of Ortoli Rosenstadt, LLP, which performs certain legal services for the Company and its subsidiaries.  Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which was sold in March, 2011.

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

Jane Moen has been a director since March 2020 and an executive officer of the Company since November 2022.  Ms. Moen has been President of the Company’s wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare since June 2018 following a remarkable career track record at VasoHealthcare, starting as an Account Manager at the inception of VasoHealthcare in April 2010 and being promoted to Regional Manager in January 2012, Director of Product Business Lines in July 2012 and Vice President of Sales in April 2016. Jane Moen has been in the medical sales industry for over 17 years, having had prior experience with Ledford Medical Sales, Vital Signs, Inc., Pfizer Inc. and Ecolab, Inc.

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules.  During the year ended December 31, 2022, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors.  The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans.  During the year ended December 31, 2022, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors.  The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2022 there were:

•	4 meetings of the Board of Directors
•	5 meetings of the Audit Committee
•	2 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2022 all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the “Code”) that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company.  A copy of the Code can be found on our website, www.vasocorporation.com.  The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Executive Officers of the Registrant

As of March 24, 2023 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	59	President, Chief Executive Officer
Peter C. Castle	54	Chief Operating Officer
Jane Moen	43	President of Vasohealthcare
Michael J. Beecher	78	Co-Chief Financial Officer and Secretary
Jonathan P. Newton	62	Co-Chief Financial Officer and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2022	500,000	220,000					85,323	805,323
Chief Executive Officer	2021	500,000	100,000					87,041	687,041
Peter C. Castle	2022	350,000	20,000					13,368	383,368
Chief Operating Officer	2021	350,000	35,000					13,950	398,950
Jane Moen	2022	293,750	245,000					11,145	549,895
President of VasoHealthcare	2021	275,000	225,000					26,931	526,931
Michael J. Beecher	2022	102,000	20,000					3,362	125,362
Co-Chief Financial Officer and Secretary	2021	108,000	20,000					3,360	131,360
Jonathan P. Newton	2022	215,000	120,000					11,416	346,416
Co-Chief Financial Officer and Treasurer	2021	200,000	50,000					10,261	260,261

 __________________

(1)

Represents fair value on the date of grant. See Note B to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2022 for a discussion of the relevant assumptions used in calculating grant date fair value.

(2)	Represents tax gross-ups, lodging and vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2022:

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jun Ma, PhD						1,000,000	50,000	-	-

Jane Moen						400,000	20,000	-	-

Jonathan P. Newton						200,000	10,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jun Ma, PhD	1,000,000	6/1/2023

Jane Moen	200,000	4/1/2023
	200,000	4/1/2024

Jonathan P. Newton	100,000	1/1/2023
	100,000	1/1/2024

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

On December 31, 2022, the Company executed an Employment Agreement with the President of its VasoHealthcare subsidiary, Ms. Jane Moen, to provide for a twenty-seven month initial term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond December 31, 2026. The Employment Agreement provides for annual base compensation of $350,000. Ms. Moen shall be eligible to receive bonuses for each fiscal year during the employment term. The amount and the occasion for payment of such bonuses, if any, shall be based on employment status and achieving certain operating targets. Ms. Moen shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

401(k) Plan

                 The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2022 and 2021 the Company made discretionary contributions of approximately $112,000 and $129,000, respectively, to match a percentage of employee contributions.

Director’s Compensation

                Each of the non-employee directors receives an annual fee of $30,000 as well as a fee of $2,500 for each Board of Directors and Committee meeting attended, except for the Chairman who receives a flat fee of $120,000 per annum.  Committee chairs receive an additional annual fee of $5,000.  Each director also received a fee of $20,000 plus an additional $20,000 per committee seat.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David Lieberman	60,000	-	-	-	-	28,649	88,649
Joshua Markowitz	160,000	-	-	-	-	-	160,000
Behnam Movaseghi	117,500	-	-	-	-	-	117,500
Edgar Rios	97,500	-	-	-	-	-	97,500

(1)	Represents health benefit premiums.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi.  Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 24, 2023 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.  To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	32.03%
Jun Ma, PhD **	10,298,146	5.88%
Peter Castle **	3,125,000	1.78%
Edgar Rios **	1,625,000	*
Jane Moen **	1,605,087	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*

** Directors and executive officers as a group (9 persons)	78,045,555	44.56%

* Less than 1% of the Company’s common stock

(1)	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)	Applicable percentages are based on 175,127,878 shares of common stock outstanding as of March 24, 2023, adjusted as required by rules promulgated by the SEC.
(3)	Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, 55,738,318 shares are held in trust funds of which Mr. Markowitz is the sole trustee.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation
plans approved by
security holders	-	$0.00	-

Equity Compensation
plans not approved
by security holders (1)	1,050,000	$0.00	9,955,580

Total	1,050,000		9,955,580

(1)

Includes 50,000 shares of restricted common stock granted, but unissued, under the 2013 Plan, and 1,000,000 shares of restricted common stock granted, but unissued, under the 2016 Plan.  The exercise price for the stock grants is zero.  755,580 shares, 700,000 shares, and 8,500,000 shares remain available for future grants under the 2013 Plan, 2016 Plan, and 2019 Plan, respectively.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;
•	a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
o	compensation for service on the Board of Directors or any committee thereof;
o	compensation paid to a family member who is one of our employees (other than an executive officer); or
o	under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
•	a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:
o	payments arising solely from investments in our securities; or
o	payments under non-discretionary charitable contribution matching programs;
•	a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or
•	a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

For purposes of the NASDAQ independence standards, the term “family member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that three of our non-employee directors (Mr. Rios, Mr. Markowitz and Mr. Movaseghi) are independent.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting.  In the year ended December 31, 2022, all directors attended both the annual meeting and at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

                UHY LLP and MaloneBailey LLP, as our respective current and prior independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2022 and 2021, respectively.  The following table sets forth all fees for such periods:

	2022	2021
Audit fees	$235,000	$228,000
Tax fees	-	-
All other fees	-	-

Total	$235,000	$228,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2023.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2023, by the following persons in the capacities indicated:

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

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vaso Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

To the Stockholders and Board of Directors of

Vaso Corporation and Subsidiaries

Page Two

Critical Audit Matter - Revenue recognized from sales commission with General Electric Healthcare (GEHC)

As discussed in Notes A and B to the financial statements, the Company, through its wholly owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC’s diagnostics imaging equipment to specific market segments and recognized sales commission revenue when the underlying equipment and services have been delivered or completed by GEHC. VHC has total sales commission revenue of approximately $37.3 million for the year ended December 31, 2022, which is concentrated solely with GEHC.

We identified the testing of sales commission revenue generated from GEHC as a critical audit matter. Specifically, the sales commission revenue is calculated through complicated formulas including order data from various files obtained from GEHC monthly and is stored in a spreadsheet file based on the master agreement and various subsequent amendments between GEHC and the Company. The audit of the spreadsheet file requires significant efforts from auditors due to the volume of data, size of the file, and complexity of formulas within the spreadsheet file.

How the Critical Audit Matter Was Addressed in the Audit

During the audit, we obtained an understanding of the design and implementation of the internal control over the revenue recognition process. For selected orders based on our judgment, we tested the Company’s master file for completeness, traced the data source to the various files that are further directly confirmed with GEHC on sales order and delivery, tested the formulas for its accuracy and reasonableness and agreed the commission rates to the agreements between GEHC and further confirmed with GEHC as to which sales region achieved the target order volume.

Critical Audit Matter – Valuation of Deferred Tax Assets

As discussed in Note B to the financial statements, the Company records a valuation allowance to reduce total net deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. At December 31, 2022, the Company recognized net deferred tax assets of approximately $5 million and an income tax benefit of approximately $4.7 million for the year ended December 31, 2022 based on a determination that the realization of these deferred tax assets are probable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.

We identified the realizability of deferred tax assets as a critical audit matter. The principal considerations for our determination that the realizability of deferred tax assets is a critical audit matter are that the forecast of future taxable income is subject to a high level of estimation and the determination of any limitations on the utilization of net operating loss carryforwards involve complex calculations and judgment. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future taxable income, which are complex in nature and require significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

During the audit, we obtained an understanding of the controls relating to the assessment on recoverability of the deferred tax assets and tested the reasonableness of management’s corporate model used to estimate future taxable income by comparing the estimates to historical taxable income, evidence obtained in other areas of the audit and management’s history and ability to carry out its plans and involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of tax laws and evaluating the realizability of deferred tax assets.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

Sterling Heights, Michigan

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vaso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognized from commission sales with General Electric Healthcare (GEHC)

Description of the Matter

As discussed in Notes A and B to the consolidated financial statements, the Company, through its wholly-owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC diagnostics imaging equipment to specific market segments and recognized commission revenue when the underlying equipment/services have been delivered/completed by GEHC. VHC has a total commission revenue of $29,441 (in thousands) for the year ended December 31, 2022, and 100% of it is with GEHC.

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

/s/ Malone Bailey LLP

www.malonebailey.com

We have served as the Company’s auditor from 2019 to 2022.

Houston, Texas

March 31, 2022

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,821	$6,025
Short-term investments	8,504	629
Accounts and other receivables, net of an allowance for doubtful accounts and commission adjustments of $6,947 at December 31, 2022 and $5,804 at December 31, 2021	15,524	15,393
Receivables due from related parties	421	66
Inventories, net	1,473	1,147
Deferred commission expense	3,249	3,549
Prepaid expenses and other current assets	1,008	994
Total current assets	42,000	27,803

Property and equipment, net of accumulated depreciation of $9,787 at December 31, 2022 and $10,512 at December 31, 2021	1,340	2,172
Operating lease right of use assets	1,568	915
Goodwill	15,614	15,722
Intangibles, net	1,511	2,041
Other assets, net	4,726	2,446
Investment in EECP Global	889	1,043
Deferred tax assets, net	5,007	219
Total assets	$72,655	$52,361

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,270	$2,797
Accrued commissions	3,720	2,705
Accrued expenses and other liabilities	8,891	7,489
Finance lease liabilities - current	122	222
Operating lease liabilities - current	745	562
Sales tax payable	809	719
Deferred revenue - current portion	15,139	16,495
Notes payable - current portion	9	8
Due to related party	3	3
Total current liabilities	31,708	31,000

LONG-TERM LIABILITIES
Notes payable, net of current portion	15	23
Finance lease liabilities, net of current portion	96	218
Operating lease liabilities, net of current portion	823	352
Deferred revenue, net of current portion	15,664	8,470
Other long-term liabilities	1,474	988
Total long-term liabilities	18,072	10,051

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 185,435,965 shares issued at December 31, 2022 and 2021; 175,127,878 shares outstanding at December 31, 2022 and 2021	185	185
Additional paid-in capital	63,952	63,917
Accumulated deficit	(39,029)	(50,902)
Accumulated other comprehensive income (loss)	(233)	110
Treasury stock, at cost, 10,308,087 shares at December 31, 2022 and 2021	(2,000)	(2,000)
Total stockholders' equity	22,875	11,310
Total liabilities and stockholders' equity	$72,655	$52,361

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2022	2021
Revenues
Managed IT systems and services	$40,100	$42,916
Professional sales services	37,344	29,441
Equipment sales and services	2,573	3,222
Total revenues	80,017	75,579

Cost of revenues
Cost of managed IT systems and services	23,871	26,242
Cost of professional sales services	7,056	5,535
Cost of equipment sales and services	609	669
Total cost of revenues	31,536	32,446
Gross profit	48,481	43,133

Operating expenses
Selling, general and administrative	40,843	38,593
Research and development	605	1,721
Total operating expenses	41,448	40,314
Operating income	7,033	2,819

Other (expense) income
Interest and financing costs	(44)	(312)
Interest and other income, net	143	98
Gain on forgiveness of PPP loan	-	3,646
Loss on disposal of fixed assets	(2)	-
Total other income, net	97	3,432

Income before income taxes	7,130	6,251
Income tax benefit (expense)	4,743	(151)
Net income	11,873	6,100

Other comprehensive income
Foreign currency translation (loss) gain	(343)	94
Comprehensive income	$11,530	$6,194

Income per common share
- basic and diluted	$0.07	$0.04

Weighted average common shares outstanding
- basic	173,065	171,688
- diluted	174,656	173,771

 The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at January 1, 2021	185,244	$185	(10,308)	(2,000)	$63,886	$(57,002)	$16	$5,085
Share-based compensation	192	-	-	-	31	-	-	31
Foreign currency translation gain	-	-	-	-	-	-	94	94
Net income	-	-	-	-	-	6,100	-	6,100
Balance at December 31, 2021	185,436	$185	(10,308)	$(2,000)	$63,917	$(50,902)	$110	$11,310

Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	35	-	-	35
Foreign currency translation loss	-	-	-	-	-	-	(343)	(343)
Net income	-	-	-	-	-	11,873	-	11,873
Balance at December 31, 2022	185,436	$185	(10,308)	$(2,000)	$63,952	$(39,029)	$(233)	$22,875

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities
Net income	$11,873	$6,100
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,923	3,840
Deferred income taxes	(4,788)	52
Loss from investment in EECP Global	154	73
Gain on forgiveness of PPP loan	-	(3,646)
Provision for doubtful accounts and commission adjustments	63	448
Write-down of inventory	-	385
Share-based compensation	35	31
Changes in operating assets and liabilities:
Accounts and other receivables	(243)	(6,052)
Due from related parties	(343)	(46)
Inventories	(416)	299
Deferred commission expense	300	(1,195)
Prepaid expenses and other current assets	(103)	162
Other assets, net	(2,422)	(212)
Accounts payable	(521)	(3,492)
Accrued commissions	1,094	1,497
Accrued expenses and other liabilities	1,392	2,372
Sales tax payable	108	94
Deferred revenue	5,838	7,260
Due to related party	(14)	(233)
Other long-term liabilities	486	78
Net cash provided by operating activities	14,416	7,815

Cash flows from investing activities
Purchases of equipment and software	(566)	(415)
Purchases of short-term investments	(8,000)	-
Redemption of short-term investments	149	155
Net cash used in investing activities	(8,417)	(260)

Cash flows from financing activities
Repayment on revolving lines of credit	-	(5,448)
Repayment of notes payable and finance lease obligations	(230)	(2,881)
Net cash used in financing activities	(230)	(8,329)
Effect of exchange rate differences on cash and cash equivalents	27	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,796	(794)
Cash and cash equivalents - beginning of period	6,025	6,819
Cash and cash equivalents - end of period	$11,821	$6,025

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$44	$347
Income taxes paid	$48	$113

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,396	$783

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

•	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

•	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare (“GEHC”) into the health provider middle market; and

•	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia.  The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2026, subject to earlier termination under certain conditions.

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

Over the last decade the Company’s Equipment business has been significantly expanded from the original EECP®-only operations.  In September 2011, the Company acquired Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio.  Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox.  In August 2014, the Company, through Gentone, acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in China in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS® series software for ECG and blood pressure analysis, and the MobiCare® patient monitoring device.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology.  The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK.  On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms.  Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of commission adjustments due to order cancellations, collectability of accounts receivable, the realizability of deferred tax assets, stock-based compensation, values and lives assigned to acquired intangible assets, fair value of reporting units in connection with goodwill impairment test, the adequacy of inventory reserves, variable consideration, and allocation of contract transaction price to performance obligations.  Actual results could differ from those estimates.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	Year Ended December 31, 2022				Year Ended December 31, 2021
		Professional				Professional
		sales				sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$35,833	$-	$-	$35,833	$37,861	$-	$-	$37,861
Software sales and support	4,267	-	-	4,267	5,055	-	-	5,055
Commissions	-	37,344	-	37,344	-	29,441	-	29,441
Medical equipment sales	-	-	2,450	2,450	-	-	3,093	3,093
Medical equipment service	-	-	123	123	-	-	129	129
	$40,100	$37,344	$2,573	$80,017	$42,916	$29,441	$3,222	$75,579

	Year Ended December 31, 2022				Year Ended December 31, 2021
		Professional				Professional
		sales				sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$37,089	$-	$325	$37,414	$38,172	$-	$199	$38,371
Revenue recognized at a point in time	3,011	37,344	2,248	42,603	4,744	29,441	3,023	37,208
	$40,100	$37,344	$2,573	$80,017	$42,916	$29,441	$3,222	$75,579

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $91 million, of which we expect to recognize revenue as follows:

	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Unfulfilled performance obligations	$41,882	$14,496	$4,464	$29,697

As of December 31, 2021, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $86 million.

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the consolidated balance sheets). Contract liabilities arise in our IT, VasoHealthcare, and VasoMedical businesses.  In our VHC IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $481,000 and $407,000 at December 31, 2022 and 2021, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment.  Such amounts aggregated approximately $30,794,000 and $24,955,000 at December 31, 2022 and 2021, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue net of estimated commission adjustments.  In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions.  Such amounts aggregated approximately $2,577,000 and $1,518,000 at December 31, 2022 and 2021, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $9,000 at December 31, 2022 and 2021, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	2022	2021
Contract receivables - January 1	15,761	10,200
Contract receivables - December 31	16,316	15,761
Increase (decrease)	555	5,561

Contract liabilities - January 1	26,890	19,375
Contract liabilities - December 31	33,861	26,890
Increase (decrease)	6,971	7,515

The increase in contract liabilities is due primarily to order bookings exceeding deliveries in our VasoHealthcare business.  During the years ended December 31, 2022 and 2021, we recognized approximately $9.1 million and $5.8 million, respectively, of revenues that were included in our contract liability balance at the beginning of such periods.

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance.  In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.  We recognized approximately $2,732,000 and $1,928,000 of amortization related to these sales commission assets in “Cost of professional sales services” in 2022 and 2021, respectively, and approximately $79,000 and $120,000 of amortization in “Selling, general and administrative” expense in 2022 and 2021, respectively, in our consolidated statements of operations and comprehensive income.

At December 31, 2022 and 2021, our consolidated balance sheets include approximately $7,113,000 and $5,567,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,249,000 and $3,549,000, respectively, is recorded in deferred commission expense and $3,864,000 and $2,018,000, respectively, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration.  Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end.  We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement.  Such estimate is reviewed each quarter and adjusted as necessary.  In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors.  The Company recognized (decreases) increases in revenue associated with revisions to variable consideration for previously completed performance obligations of $(5,000) and $40,000 for the years ended December 31, 2022 and 2021 respectively.

The Company also records commission adjustments to contract liabilities in its professional sales service segment based on estimates of future order cancellations.  Such cancellations also result in adjustments to the related capitalized cost to obtain or fulfill a contract.

Shipping and Handling Costs

All shipping and handling expenses are charged to cost of sales.  Amounts billed to customers related to shipping and handling costs are included as a component of sales.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Research and Development

Research and development costs attributable to development are expensed as incurred.

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values.  The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees.  The forfeiture rate is estimated based primarily on job title and prior forfeiture experience.   The Company did not grant any awards to non-employees during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company granted 1,050,000 restricted shares of common stock valued at $115,000 to employees.  The shares vest over three and five years from the grant date.  The total fair value of shares vested during the year ended December 31, 2022 was $23,000 for officers and $4,000 for employees.  The weighted average grant date fair value of shares granted during the year ended December 31, 2022 was $0.11 per share, based on the closing price as of the grant date.

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

The Company did not grant any stock options during the years ended December 31, 2022 or 2021, nor were any options exercised during such periods.  No options were outstanding at December 31, 2022 or 2021.

Share-based compensation expense recognized for the years ended December 31, 2022 and 2021 was $35,000 and $31,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income.  Unrecognized expense related to existing share-based compensation and arrangements is approximately $125,000 at December 31, 2022 and will be recognized over a weighted-average period of approximately 54 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short term investments

The Company’s short-term investments consist of six-month U.S. Treasury bills and bank deposits with yields based on underlying debt and equity securities.  The U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $8,071,000 at December 31, 2022.  Their fair value at December 31, 2022 is approximately $8,064,000 and the unrecognized holding loss is $7,000 for the year ended December 31, 2022.  The bank deposits are carried at fair value of approximately $433,000 at December 31, 2022 and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The Company does not expect a credit loss for its short-term investments.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of December 31, 2022 and 2021, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The following table presents information about the Company’s assets measured at fair value as of December 31, 2022 and 2021:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,934	$-	$-	$7,934
Bank deposits (included in short term investments)	433			433
	$8,367	$-	$-	$8,367

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Cash equivalents invested in money market funds	$802	$-	$-	$802
Bank deposits (included in short term investments)	629			629
	$1,431	$-	$-	$1,431

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands) Year ended December 31,
	2022	2021
Beginning Balance	$5,804	$4,208
Provision for losses on accounts receivable	63	132
Direct write-offs, net of recoveries	(159)	(77)
Commission adjustments	1,239	1,541
Ending Balance	$6,947	$5,804

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited.  For the years ended December 31, 2022 and 2021, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable.  In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts.  In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $1,234,000 and $903,000 at December 31, 2022 and 2021, respectively.

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

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known.  In December 2021, the Company deemed $324,000 in long-lived assets to be impaired.  The impairment loss is reflected in cost of managed IT systems and services in the Company’s consolidated statement of operations.  No assets were determined to be impaired as of December 31, 2022.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance.  The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In any year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value.  If the Company cannot determine qualitatively that the fair value is in excess of the carrying value, or the Company decides to bypass the qualitative assessment, the Company proceeds to the quantitative goodwill impairment test, which compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No goodwill was determined to be impaired as of December 31, 2022 and 2021.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company did not capitalize any software development costs for the years ended December 31, 2022 and 2021. In December 2021, the Company deemed $1.1 million in capitalized software costs to be impaired.  The impairment loss is reflected in R&D expenses in the Company’s consolidated statement of operations.  No intangible assets were determined to be impaired as of December 31, 2022.

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

In our equipment segment, we record revenue on extended service contracts ratably over the term of the related service contracts.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2022 and 2021.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021.  Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2019.  According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities.  However, the general practice is going back five years.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Foreign Currency Translation Gain (Loss) and Comprehensive Income

In the country in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process.  Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.  For the years ended December 31, 2022 and 2021, other comprehensive income (loss) includes (losses) gains of $(343,000) and $94,000, respectively, which were entirely from foreign currency translation.

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding, including vested restricted shares, without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands) Year ended December 31,
	2022	2021

Basic weighted average shares outstanding	173,065	171,688
Dilutive effect of unvested restricted shares	1,591	2,083
Diluted weighted average shares outstanding	174,656	173,771

No common stock equivalents were excluded from the computation of diluted earnings per share for the years ended December 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

New pronouncements adopted by the Company recently are discussed below:

Credit Losses on Financial instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how we determine our allowance for estimated uncollectible receivables. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 825, Derivatives and Hedging, and Topic 825, Financial Instruments, which provided various amendments to these Topics.  In November 2019, the FASB issued ASU 2019-10, which changed the effective date of ASU 2016-13 and ASU 2019-04 for smaller reporting companies as defined by the SEC from first quarter of 2020 to the first quarter of 2023, with early adoption permitted.

The Company early adopted ASU 2016-13 and ASU 2019-04 effective October 1, 2022.  ASU 2016-13 added a current expected credit loss impairment model to U.S. GAAP based on expected losses rather than incurred losses. The adoption of this standard did not result in any material impact to our allowance for doubtful accounts balance as of October 1, 2022. As a result of adoption, the Corporation will utilize current and historical collection data as well as assess current economic conditions in order to determine expected trade credit losses on a prospective basis.  ASU 2019-04 provided additional guidance on disclosure of credit losses on accrued interest receivables on held-to-maturity debt securities and additional disclosure requirements for such securities to include fair value and unrecognized gains and losses.  Because the Company’s sole investments of held-to-maturity debt securities are six-month U.S. Treasury bills, no provision for credit losses on such securities was deemed necessary, and the applicable fair value and unrecognized gains and losses were included in the above Short Term Investment section of Note B.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU should be applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

	(in thousands) Year ended December 31,
	2022	2021

Revenues from external customers
IT	$40,100	$42,916
Professional sales service	37,344	29,441
Equipment	2,573	3,222
Total revenues	$80,017	$75,579

Gross Profit
IT	$16,229	$16,674
Professional sales service	30,288	23,906
Equipment	1,964	2,553
Total gross profit	$48,481	$43,133

Operating income (loss)
IT	$(1,620)	$(2,062)
Professional sales service	10,099	5,918
Equipment	(180)	32
Corporate	(1,266)	(1,069)
Total operating income	$7,033	$2,819

Depreciation and amortization
IT	$1,692	$3,394
Professional sales service	33	153
Equipment	198	293
Corporate	-	-
Total depreciation and amortization	$1,923	$3,840

Capital expenditures
IT	$406	$334
Professional sales service	125	41
Equipment	34	37
Corporate	1	3
Total cash capital expenditures	$566	$415

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Identifiable Assets
IT	$22,201	$23,144
Professional sales service	21,684	18,718
Equipment	6,957	7,144
Corporate	21,813	3,355
Total assets	$72,655	$52,361

For the years ended December 31, 2022 and 2021, GEHC accounted for 47% and 39% of revenue, respectively.  Also, GEHC accounted for $12.8 million, or 83%, and $12.3 million, or 80%, of accounts and other receivables at December 31, 2022 and 2021, respectively.

Our revenues were derived from the following geographic areas:

	(in thousands) Year ended December 31,
	2022	2021
Domestic (United States)	$77,785	$72,681
Non-domestic (foreign)	2,232	2,898
	$80,017	$75,579

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2022 and 2021:

	(in thousands)
	December 31, 2022	December 31, 2021

Trade receivables	$22,471	$21,197
Allowance for doubtful accounts and
commission adjustments	(6,947)	(5,804)
Accounts and other receivables, net	$15,524	$15,393

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

NOTE E – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Raw materials	$751	$744
Work in process	6	4
Finished goods	716	399
	$1,473	$1,147

At December 31, 2022 and 2021, the Company maintained reserves for slow moving inventories of $163,000 and $165,000, respectively.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2022	December 31, 2021

Office, laboratory and other equipment	$1,928	$1,940
Equipment furnished for customer or clinical uses	7,981	9,359
Right of use assets - finance leases	1,119	1,286
Furniture and fixtures	99	99
	11,127	12,684
Less: accumulated depreciation and amortization	(9,787)	(10,512)
Property and equipment, net	$1,340	$2,172

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $858,000 and $833,000 at December 31, 2022 and 2021, respectively.  Depreciation expense amounted to approximately $1,372,000 and $1,868,000 for the years ended December 31, 2022 and 2021, respectively.  Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment.  The remaining $1,239,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment.  The NetWolves and FGE reporting units had negative net asset carrying amounts at December 31, 2022 and 2021.  The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended	Year ended
	December 31, 2022	December 31, 2021

Beginning of period	$15,722	$15,688
Foreign currency translation adjustment	(108)	34
End of period	$15,614	$15,722

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2022	December 31, 2021

Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,557)	(4,279)
	1,274	1,552
Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,754)
	-	140
Software
Costs	2,362	3,459
Accumulated amortization	(2,125)	(3,110)
	237	349

	$1,511	$2,041

The Company owns, through our Chinese subsidiaries, thirty-seven invention and utility patents that expire at various times through 2041, as well as sixteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. The Company also holds one patent for secure and remote monitoring management through its NetWolves subsidiary.  Costs incurred for submitting the applications to the United States Patent and Trademark Office and other foreign authorities for these patents have been capitalized.  Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively.  The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority.  The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset’s estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years. In 2022, the Company disposed of approximately $1,117,000 in fully amortized software costs.

Amortization expense amounted to approximately $551,000 and $1,972,000 for the years ended December 31, 2022 and 2021, respectively.  Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
2023	343
2024	274
2025	203
2026	148
2027	543
$1,511

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Deferred commission expense - noncurrent	$3,864	$2,018
Trade receivables - noncurrent	792	368
Other, net of allowance for loss on loan receivable of $412 at December 31, 2022 and 2021	70	60
	$4,726	$2,446

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands) Year ended December 31,
	2022	2021

Deferred revenue at beginning of period	$24,965	$17,704
Net additions:
Deferred extended service contracts	3	(1)
Deferred commission revenues	19,666	17,080
Recognized as revenue:
Deferred extended service contracts	(4)	(5)
Deferred commission revenues	(13,827)	(9,813)
Deferred revenue at end of period	30,803	24,965
Less: current portion	15,139	16,495
Long-term deferred revenue at end of period	$15,664	$8,470

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Accrued compensation	$2,652	$2,397
Accrued expenses - other	2,012	1,799
Order reduction liability	2,577	1,518
Other liabilities	1,650	1,775
	$8,891	$7,489

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE K – RELATED-PARTY TRANSACTIONS

The Company recorded interest charges aggregating $0 and approximately $131,000 for the years ended December 31, 2022 and 2021, respectively, payable to MedTechnology Investments, LLC (“MedTech”) pursuant to its promissory notes (“Notes”). The MedTech Notes were used in 2015 to partially fund the purchase of NetWolves. $2,300,000 of the $4,800,000 provided by MedTech was provided by directors of the Company, or by family members. The Notes were fully repaid in December 2021.

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors.  Until July 2022, he was a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performed certain legal services for the Company.  Fees of approximately $95,000 and $190,000 were billed by the firm for the years ended December 31, 2022 and 2021, respectively, at which dates no amounts were outstanding.

NOTE L – NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

                Notes payable consist of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Notes payable	24	31
Less: current portion	(9)	(8)
	$15	$23

Notes payable consists of a vehicle loan.  The note is secured by the vehicle, bears interest at 1.9% per annum and matures in August 2025.

                On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution.  Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company.  The agreement expires August 31, 2023 and includes certain financial covenants.  The Company was in compliance with such covenants at December 31, 2022, at which time no amounts had been drawn.

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

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2022	December 31, 2021

Lease liabilities - current
Finance leases	$122	$222
Operating leases	745	562
	$867	$784
Lease liabilities - net of current portion
Finance leases	$96	$218
Operating leases	823	352
	$919	$570

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2022 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2023	144	782	926
2024	83	554	637
2025	25	324	349
2026	-	71	71
Undiscounted lease payments	252	1,731	1,983
Amount representing interest	(34)	(163)	(197)
Discounted lease liabilities	218	1,568	1,786

Additional disclosures of lease data are set forth below:

	(in thousands)
	Year ended December 31, 2022	Year ended December 31, 2021

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$154	$193
Interest on lease liabilities	44	45
	198	238
Operating lease costs	878	792
Short-term lease costs	52	78
Total lease cost	$1,128	$1,108

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$44	$45
Operating cash flows from operating leases	878	792
Financing cash flows from finance leases	222	199
	$1,144	$1,036

	December 31, 2022	December 31, 2021

Weighted-average remaining lease term - finance leases (months)	23	28
Weighted-average remaining lease term - operating leases (months)	30	25

Weighted-average discount rate - finance leases	14.2%	13.1%
Weighted-average discount rate - operating leases	9.1%	8.8%

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE N – EQUITY IN THE EECP BUSINESS

On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its consolidated statements of operations and comprehensive income. For the years ended December 31, 2022 and 2021, the Company’s share of EECP Global’s loss was approximately $154,000 and $73,000, respectively. At December 31, 2022 and 2021, the Company recorded Receivables due from related parties, net of approximately $403,000 and $46,000, respectively, on its consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements, net of receivables collected on its behalf due to EECP Global.

NOTE O – STOCKHOLDERS’ EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People’s Republic of China (“PRC”) accounting standards and regulations. Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2022 and 2021, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets.  These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is also subject to a withholding tax.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, 50,000 shares of common stock were granted, and 90,000 shares were forfeited, under the 2013 Plan.  No shares were withheld for withholding taxes.

2016 Stock Option and Stock Issuance Plan

On June 15, 2016, the Board of Directors (“Board”) approved the 2016 Stock Plan (the “2016 Plan”) for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation.  The stock issuable under the 2016 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock that may be issued under the 2016 Plan is 7,500,000 shares.

The 2016 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

1,000,000 shares of common stock were granted under the 2016 Plan during the year ended December 31, 2022.

2019 Stock Option and Stock Issuance Plan

In May 2019, the Board of Directors (“Board”) approved the 2019 Stock Plan (the “2019 Plan”) for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation. The stock issuable under the 2019 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock. The maximum number of shares of common stock that may be issued under the 2019 Plan is 15,000,000 shares.

The 2019 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

During the year ended December 31, 2022, no shares or options were granted under the 2019 Plan.

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2022:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	11,005,580	4,391,666	$0.02
Authorized	-	-	$-
Granted	(90,000)	90,000	$0.05
Vested	-	(1,491,666)	$0.02
Forfeited	-	-	$-
Expired	-	-	$-
Balance at December 31, 2021	10,915,580	2,990,000	$0.02
Authorized	-	-	$-
Granted	(1,050,000)	1,050,000	$0.11
Vested	-	(1,300,000)	$0.02
Forfeited	90,000	(90,000)	$0.05
Expired	-	-	$-
Balance at December 31, 2022	9,955,580	2,650,000	$0.06

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

There were 53,558,455 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE Q - INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands) Year ended December 31,
	2022	2021
Domestic	$6,823	$5,720
Foreign	307	531
Income before provision for income taxes	$7,130	$6,251

The provision for income taxes consisted of the following:

	(in thousands) Year ended December 31,
	2022	2021
Current provision
Federal	$-	$-
State	36	47
Foreign	9	52
Total current provision	45	99

Deferred provision (benefit)
Federal	(3,724)	41
State	(1,064)	11
Foreign	-	-
Total deferred provision (benefit)	(4,788)	52

Total income tax provision (benefit)	$(4,743)	$151

Effective income tax rate	66.52%	2.42%

The income tax benefit of $4,743,000 for the year ended December 31, 2022 was due to the partial release of deferred tax asset valuation allowance, offset by $36,000 in state income taxes and $9,000 in foreign taxes.  The income tax provision of $151,000 for the year ended December 31, 2021 was due to $52,000 in foreign taxes, $47,000 in state income taxes and a $52,000 reduction in deferred tax assets.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2022	December 31, 2021
	%	%
Federal statutory rate	21.00	21.00
State income taxes	6.13	2.70
Change in valuation allowance relating to operations	(87.30)	(21.32)
Foreign tax rate differential	(0.78)	(0.84)
R&D credit	0.54	(0.08)
PPP Loan forgiveness	-	(11.87)
Nondeductible expenses	0.20	0.06
Other	(6.31)	12.77
	(66.52)	2.42

The effective tax rate decreased mainly due to the impact of the partial release of the deferred tax asset valuation allowance and partially offset by impact of PPP loan forgiveness in 2021.

As of December 31, 2022, the recorded deferred tax assets were $12,006,000, reflecting a decrease of $1,099,000 during the year ended December 31, 2022, which was offset by a valuation allowance of $4,543,000, reflecting a decrease of $6,226,000.

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$8,367	$10,015
Amortization	328	343
Stock-based compensation	7	5
Allowance for doubtful accounts	99	125
Reserve for slow moving inventory	46	47
Tax credits	416	454
Expense accruals	908	786
Deferred revenue	1,835	1,330
Total gross deferred taxes	12,006	13,105
Valuation allowance	(4,543)	(10,769)
Net deferred tax assets	7,463	2,336

Deferred Tax Liabilities:
Deferred commissions	(464)	(325)
Goodwill	(1,962)	(1,703)
Depreciation	(30)	(89)
Total deferred tax liabilities	(2,456)	(2,117)

Total deferred tax assets (liabilities)	5,007	219

Recorded as:
Non-current deferred tax assets	5,007	219
Non-current deferred tax liabilities	-	-
Total deferred tax assets (liabilities)	$5,007	$219

The activity in the valuation allowance is set forth below:

	(in thousands)
	2022	2021
Valuation allowance, January 1,	$10,769	$12,145
Partial release of allowance	(4,840)	-
Change in valuation allowance	(1,386)	(1,376)
Valuation allowance, December 31,	$4,543	$10,769

At December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24 million expiring at various dates from 2022 through 2037 and approximately $7 million with no expiration date.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE R - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In October 2021, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2026, subject to early termination by GEHC without cause with certain conditions.  Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GEHC diagnostic imaging products to specific market accounts in the 48 contiguous states of the United States and the District of Columbia.  The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.  The Company met all the contractual conditions in 2022.

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

On December 31, 2022, the Company executed an Employment Agreement with the President of its VasoHealthcare subsidiary, Ms. Jane Moen, to provide for a twenty-seven month initial term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond December 31, 2026 or the earlier termination of the GEHC Agreement. The Employment Agreement provides for annual base compensation of $350,000. Ms. Moen shall be eligible to receive bonuses for each fiscal year during the employment term. The amount and the occasion for payment of such bonuses, if any, shall be based on employment status as well as achieving certain operating targets. Ms. Moen shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Licensing and Support Service Agreement

In December 2020, NetWolves extended the licensing and support service agreement of its billing system for an additional three years, to expire December 2023.  The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $339,000 and $343,000 for the years ended December 31, 2022 and 2021, respectively.

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

Vaso Corporation and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Foreign operations

During the years ended December 31, 2022 and 2021, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

                 Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions.  There are many tax jurisdictions, each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), Enterprise Income Tax, and social (payroll) taxes.  Regulations are often unclear.  Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest.  These facts create risks in China.

NOTE S - 401(k) PLANS

              The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. In the years ended December 31, 2022 and 2021 the Company made discretionary contributions, to match a percentage of employee contributions, of approximately $112,000 and $129,000, respectively.

