Form 10-Q
period 2023-03-31
VASO Corp
filed 2023-05-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2023– 175,127,878

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,665	$11,821
Short-term investments	8,588	8,504
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $7,090 at March 31, 2023and $6,947 at December 31, 2022	13,272	15,524
Receivables due from related parties	617	421
Inventories, net	1,504	1,473
Deferred commission expense	3,012	3,249
Prepaid expenses and other current assets	1,724	1,008
Total current assets	38,382	42,000

Property and equipment, net of accumulated depreciation of $9,948 at March 31, 2023 and $9,787 at December 31, 2022	1,306	1,340
Operating lease right of use assets	1,611	1,568
Goodwill	15,624	15,614
Intangibles, net	1,421	1,511
Other assets, net	5,336	4,726
Investment in EECP Global	811	889
Deferred tax assets, net	5,007	5,007
Total assets	$69,498	$72,655

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,236	$2,270
Accrued commissions	1,626	3,720
Accrued expenses and other liabilities	6,612	8,891
Finance lease liabilities - current	92	122
Operating lease liabilities - current	780	745
Sales tax payable	631	809
Deferred revenue - current portion	14,234	15,139
Notes payable - current portion	9	9
Due to related party	3	3
Total current liabilities	26,223	31,708

LONG-TERM LIABILITIES
Notes payable, net of current portion	12	15
Finance lease liabilities, net of current portion	79	96
Operating lease liabilities, net of current portion	832	823
Deferred revenue, net of current portion	17,319	15,664
Other long-term liabilities	1,676	1,474
Total long-term liabilities	19,918	18,072

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 185,435,965 shares issued at March 31, 2023 and December 31, 2022; 175,127,878 shares outstanding at March 31, 2023 and December 31, 2022	185	185
Additional paid-in capital	63,965	63,952
Accumulated deficit	(38,575)	(39,029)
Accumulated other comprehensive loss	(218)	(233)
Treasury stock, at cost, 10,308,087 shares at March 31, 2023 and December 31, 2022	(2,000)	(2,000)
Total stockholders’ equity	23,357	22,875
	$69,498	$72,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the Three Months Ended March 31, 2023 and 2022

(unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
Revenues
Managed IT systems and services	$10,274	$10,003
Professional sales services	8,310	6,607
Equipment sales and services	637	399
Total revenues	19,221	17,009

Cost of revenues
Cost of managed IT systems and services	5,834	5,869
Cost of professional sales services	1,519	1,301
Cost of equipment sales and services	158	72
Total cost of revenues	7,511	7,242
Gross profit	11,710	9,767

Operating expenses
Selling, general and administrative	11,143	9,999
Research and development	157	122
Total operating expenses	11,300	10,121
Operating income (loss)	410	(354)

Other (expense) income
Interest and financing costs	(28)	(24)
Interest and other income, net	83	48
Loss on disposal of fixed assets	(1)	(2)
Total other income, net	54	22

Income (loss) before income taxes	464	(332)
Income tax expense	(10)	(12)
Net income (loss)	454	(344)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	15	(1)
Comprehensive income (loss)	$469	$(345)

Income (loss) per common share
- basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding
- basic	173,628	172,328
- diluted	175,201	172,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(344)	-	(344)
Balance at March 31, 2022	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,246)	$109	$10,972

Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,029)	$(233)	$22,875
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	454	-	454
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(38,575)	$(218)	$23,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$454	$(344)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation and amortization	273	453
Loss from investment in EECP Global	78	(16)
Provision for credit losses and commission adjustments	21	151
Share-based compensation	13	7
Changes in operating assets and liabilities:
Accounts and other receivables	2,235	563
Inventories	(22)	(563)
Deferred commission expense	237	25
Prepaid expenses and other current assets	(794)	153
Other assets, net	(596)	(423)
Accounts payable	(34)	(213)
Accrued commissions	(1,927)	(1,174)
Accrued expenses and other liabilities	(2,455)	(1,026)
Sales tax payable	(180)	(40)
Deferred revenue	750	1,989
Due to related party	(196)	(279)
Other long-term liabilities	202	112
Net cash used by operating activities	(1,941)	(625)

Cash flows from investing activities
Purchases of equipment and software	(148)	(195)
Purchases of short-term investments	(5,070)	(158)
Redemption of short-term investments	5,070	-
Net cash used in investing activities	(148)	(353)

Cash flows from financing activities
Repayment of notes payable and finance lease obligations	(48)	(62)
Net cash used in financing activities	(48)	(62)
Effect of exchange rate differences on cash and cash equivalents	(19)	(14)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,156)	(1,054)
Cash and cash equivalents - beginning of period	11,821	6,025
Cash and cash equivalents - end of period	$9,665	$4,971

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$6	$19
Income taxes paid	$23	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$222	$238

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

•

Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare (“GEHC”) into the healthcare provider middle market; and

•

Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement (“GEHC Agreement”) with GEHC to further the sale of certain healthcare capital equipment in the healthcare provider middle market.  Sales of GEHC equipment by the Company have grown significantly since then.

VasoHealthcare’s current offerings consist of:

•	GEHC diagnostic imaging capital equipment and ultrasound systems.
•	GEHC service agreements for the above equipment.
•	GEHC training services for use of the above equipment.
•	GEHC and third-party financial services.

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

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. The Company adopted ASU No. 2022-04 effective January 1, 2023.  It did not have a material effect on its condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The new standard is effective for fiscal years beginning after December 15, 2022 and should be applied prospectively. The Company adopted ASU No. 2021-08 effective January 1, 2023.  It did not have a material effect on its condensed consolidated financial statements.

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
		Professional				Professional
		sales	Equipment			sales	Equipment
		service				service
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$9,038	$-	$-	$9,038	$9,028	$-	$-	$9,028
Software sales and support	1,236	-	-	1,236	975	-	-	975
Commissions	-	8,310	-	8,310	-	6,607	-	6,607
Medical equipment sales	-	-	606	606	-	-	368	368
Medical equipment service	-	-	31	31	-	-	31	31
	$10,274	$8,310	$637	$19,221	$10,003	$6,607	$399	$17,009

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
		Professional				Professional
		sales				sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$9,520	$-	$110	$9,630	$9,234	$-	$64	$9,298
Revenue recognized at a point in time	754	8,310	527	9,591	769	6,607	335	7,711
	$10,274	$8,310	$637	$19,221	$10,003	$6,607	$399	$17,009

Transaction Price Allocated to Remaining Performance Obligations

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $93 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Unfulfilled performance obligations	$32,396	$19,185	$6,456	$34,621

Contract Liabilities

Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses.  In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $381,000 and $481,000 at March 31, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $31,543,000 and $30,794,000 at March 31, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.  In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions.  Such amounts aggregated approximately $2,112,000 and $2,577,000 at March 31, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $10,000 and $9,000 at March 31, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2023	2022
Contract receivables - January 1	16,316	15,761
Contract receivables - March 31	13,533	14,250
Increase (decrease)	(2,783)	(1,511)

Contract liabilities - January 1	33,861	26,890
Contract liabilities - March 31	34,046	29,695
Increase (decrease)	185	2,805

The decrease in contract receivables in the first quarter of 2023 was due primarily to collections exceeding revenues.  During the three months ended March 31, 2023, we recognized approximately $3.1 million of revenues that were included in our contract liability balance at January 1, 2023.

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance.  In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.  We recognized approximately $605,000 and $528,000 of amortization related to these sales commission assets in “Cost of professional sales services” in the three months ended March 31, 2023 and 2022, respectively, and approximately $26,000 and $20,000 of amortization in “Selling, general and administrative” expense in the three months ended March 31, 2023 and 2022, respectively, in our condensed consolidated statements of operations and comprehensive income (loss).

At March 31, 2023 and December 31, 2022, our consolidated balance sheets include approximately $7,083,000 and $7,113,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,012,000 and $3,249,000, respectively, is recorded in deferred commission expense and $4,071,000 and $3,864,000, respectively, representing the long-term portion, is included in other assets.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended March 31,
	2023	2022
Revenues from external customers
IT	$10,274	$10,003
Professional sales service	8,310	6,607
Equipment	637	399
Total revenues	$19,221	$17,009

Gross Profit
IT	$4,440	$4,134
Professional sales service	6,791	5,306
Equipment	479	327
Total gross profit	$11,710	$9,767

Operating income (loss)
IT	$(109)	$(139)
Professional sales service	987	237
Equipment	(25)	(79)
Corporate	(443)	(373)
Total operating income (loss)	$410	$(354)

Depreciation and amortization
IT	$246	$375
Professional sales service	20	11
Equipment	7	67
Corporate	-	-
Total depreciation and amortization	$273	$453

Capital expenditures
IT	$85	$151
Professional sales service	50	33
Equipment	13	10
Corporate	-	1
Total cash capital expenditures	$148	$195

	(in thousands)
	March 31, 2023	December 31, 2022
Identifiable Assets
IT	$22,195	$22,201
Professional sales service	20,658	21,684
Equipment	7,147	6,957
Corporate	19,498	21,813
Total assets	$69,498	$72,656

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE HealthCare accounted for 43% and 39% of revenue for the three months ended March 31, 2023 and 2022, respectively.  GE HealthCare also accounted for $11.3 million or 85%, and $12.8 million or 83%, of accounts and other receivables at March 31, 2023 and December 31, 2022, respectively.  No other customer accounted for 10% or more of revenue.

NOTE E –EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding, including vested restricted shares, without consideration of potential common stock. Diluted earnings (loss) per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended March 31,
	2023	2022
Basic weighted average shares outstanding	173,628	172,328
Dilutive effect of unvested restricted shares	1,573	-
Diluted weighted average shares outstanding	175,201	172,328

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2023	2022

Restricted common stock grants	-	2,247

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company's short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of approximately $437,000 and $433,000 at March 31, 2023 and December 31, 2022, respectively, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $8,151,000 and $8,071,000 at March 31, 2023 and December 31, 2022, respectively.  Their fair value at March 31, 2023 and December 31, 2022 is approximately $8,155,000 and $8,064,000, respectively, and the unrecognized holding gain is $4,000 and $0 for the three months ended March 31, 2023 and 2022, respectively.  The Company does not expect a credit loss for its short-term investments.

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of March 31, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of March 31, 2023 and December 31, 2022:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of March 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds	$5,071	$-	$-	$5,071
Bank deposits (included in short term investments)	437			437
	$5,508	$-	$-	$5,508

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,934	$-	$-	$7,934
Bank deposits (included in short term investments)	433			433
	$8,367	$-	$-	$8,367

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022
Trade receivables	$19,424	$22,471
Unbilled receivables	938	-
Allowance for credit losses and commission adjustments	(7,090)	(6,947)
Accounts and other receivables, net	$13,272	$15,524

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

Allowance for credit losses and commission adjustments include estimated losses resulting from the inability of our customers to make required payments, and adjustments arising from subsequent changes in sales order amounts that may reduce the amount the Company will ultimately receive under the GEHC Agreement.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2023	December 31, 2022
Raw materials	$705	$751
Work in process	49	6
Finished goods	750	716
	$1,504	$1,473

The Company maintained reserves for slow moving inventories of $163,000 at both March 31, 2023 and December 31, 2022.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment.  The remaining $1,249,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment.  The NetWolves and FGE reporting units had negative net asset carrying amounts at March 31, 2023 and December 31, 2022.  The components of the change in goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2023	December 31, 2022
Beginning of period	$15,614	$15,722
Foreign currency translation adjustment	10	(108)
End of period	$15,624	$15,614

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2023	December 31, 2022
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,615)	(4,557)
	1,216	1,274

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	2,362	2,362
Accumulated amortization	(2,157)	(2,125)
	205	237

	$1,421	$1,511

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

Amortization expense amounted to $90,000 and $151,000 for the three months ended March 31, 2023 and 2022, respectively.

Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
Remainder of 2023	253
2024	274
2025	203
2026	148
2027	543
$1,421

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022
Deferred commission expense - noncurrent	$4,071	$3,864
Trade receivables - noncurrent	1,199	792
Other, net of allowance for loss on loan receivable of
$412 at March 31, 2023 and December 31, 2022	66	70
	$5,336	$4,726

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

                Accrued expenses and other liabilities consist of the following at March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022
Accrued compensation	$1,132	$2,652
Accrued expenses - other	1,807	2,012
Order reduction liability	2,112	2,577
Other liabilities	1,561	1,650
	$6,612	$8,891

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2023	2022
Deferred revenue at beginning of period	$30,803	$24,965
Net additions:
Deferred extended service contracts	2	-
Deferred commission revenues	4,016	4,692
Recognized as revenue:
Deferred extended service contracts	(1)	(1)
Deferred commission revenues	(3,267)	(2,702)
Deferred revenue at end of period	31,553	26,954
Less: current portion	14,234	17,975
Long-term deferred revenue at end of period	$17,319	$8,979

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other (Expense) Income on its condensed consolidated statements of operations.  For the three months ended March 31, 2023 and 2022, the Company’s share of EECP Global’s (loss) income was approximately ($78,000) and $16,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2023, the Company recorded a net receivable from related parties of approximately $598,000 on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Vaso Corporation and Subsidiaries

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Results of Operations – For the Three Months Ended March 31, 2023 and 2022

Revenues

Total revenue for the three months ended March 31, 2023 and 2022 was $19,221,000 and $17,009,000, respectively, representing an increase of $2,212,000, or 13% year-over-year.  On a segment basis, revenue in the IT, the professional sales service, and equipment segments increased $271,000, $1,703,000, and $238,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2023 was $10,274,000 compared to $10,003,000 for the three months ended March 31, 2022, an increase of $271,000, or 3%, of which $10,000 resulted from higher NetWolves revenue, due primarily to increased managed service sales, and $261,000 from higher healthcare IT revenue, due primarily to higher software sales.  Monthly recurring revenue in the IT segment accounted for $9,520,000 or 93% of the segment revenue in the first quarter of 2023, and $9,234,000 or 92% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $8,310,000 in the first quarter of 2023, an increase of $1,703,000, or 26%, as compared to $6,607,000 in the same quarter of 2022.  The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period as well as a higher blended commission rate applicable to such deliveries.  The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE HealthCare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of March 31, 2023, $31,543,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $17,314,000 was long-term.  At March 31, 2022, $26,945,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,975,000 was long-term. The increase in deferred revenue is principally due to higher value of new orders booked than orders delivered during the corresponding period.

Revenue in the equipment segment increased by $238,000, or 60%, to $637,000 for the three-month period ended March 31, 2023 from $399,000 for the same period of the prior year, principally due to higher deliveries in our China operations as COVID lockdowns in China were no longer in effect.

Gross Profit

Gross profit for the three months ended March 31, 2023 and 2022 was $11,710,000, or 61% of revenue, and $9,767,000, or 57% of revenue, respectively, representing an increase of $1,943,000, or 20% year-over-year.  On a segment basis, gross profit in the IT, professional sales service, and equipment segments increased $306,000, or 7%; $1,485,000, or 28%; and $152,000, or 47%, respectively.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended March 31, 2023 was $4,440,000, or 43% of the segment revenue, compared to $4,134,000, or 41% of the segment revenue for the three months ended March 31, 2022.  The year-over-year increase of $306,000, or 7%, was primarily a result of both higher sales volume and higher margin product sales mix in the healthcare IT business.

Professional sales service segment gross profit was $6,791,000, or 82% of segment revenue, for the three months ended March 31, 2023 as compared to $5,306,000, or 80% of the segment revenue, for the three months ended March 31, 2022, reflecting an increase of $1,485,000, or 28%.  The increase in absolute dollars was primarily due to higher commission revenue as a result of higher blended commission rate and higher volume of GEHC equipment delivered during the first quarter of 2023 than in the same period last year.  Cost of commissions in the professional sales service segment of $1,519,000 and $1,301,000, for the three months ended March 31, 2023 and 2022, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $479,000, or 75% of segment revenues, for the first quarter of 2023 compared to $327,000, or 82% of segment revenues, for the same quarter of 2022.  The $152,000, or 47%, increase in gross profit was the result of higher revenue in our China operations due to increased delivery volume for the first quarter of 2023, partially offset by lower gross profit margin product mix during the quarter.

Operating Income (Loss)

Operating income (loss) for the three months ended March 31, 2023 and 2022 was $410,000 and ($354,000), respectively, representing an improvement of $764,000, due primarily to higher gross profit.  On a segment basis, the professional sales service segment recorded operating income of $987,000 in the first quarter of 2023, as compared to operating income of $237,000 for the same period of 2022; the IT segment recorded an operating loss of $109,000 in the first quarter of 2023 as compared to an operating loss of $139,000 in the same period of 2022; and the equipment segment recorded an operating loss of $25,000 in the first quarter of 2023 as compared to an operating loss of $79,000 in the same period of 2022.

Operating loss in the IT segment was $109,000 for the three-month period ended March 31, 2023, an improvement of $30,000 from an operating loss of $139,000 in the same period of 2022, due to higher gross profit partially offset by higher selling, general, and administrative (“SG&A”) and research and development (“R&D”) costs.  The professional sales service segment reported operating income of $987,000 in the three-month period ended March 31, 2023 as compared to operating income of $237,000 in the same period of 2022, an increase of $750,000, due to higher gross profit partially offset by higher SG&A costs.  The equipment segment reported an operating loss of $25,000 in the first quarter of 2023, compared to an operating loss of $79,000 in the first quarter 2022, an improvement of $54,000, due to higher gross profit partially offset by higher SG&A and R&D costs.

SG&A costs for the three months ended March 31, 2023 and 2022 were $11,143,000 and $9,999,000, respectively, representing an increase of $1,144,000, or 11% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $274,000 in the first quarter of 2023 from the same quarter of the prior year due to higher personnel costs partially offset by reduced third-party commissions; SG&A costs in the professional sales service segment increased $734,000 due mainly to higher personnel and national sales meeting costs; and SG&A costs in the equipment segment increased $66,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased $70,000 to $443,000 in the three months ended March 31, 2023 from $373,000 for the same period in 2022, due mainly to higher director fees.

Research and development (“R&D”) expenses were $157,000, or 1% of revenues, for the first quarter of 2023, an increase of $35,000, or 29%, from $122,000, or 1% of revenues, for the first quarter of 2022. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Net income (loss)	$454	$(344)
Interest expense (income), net	(111)	19
Income tax (benefit) expense	10	12
Depreciation and amortization	273	453
Share-based compensation	13	7
Adjusted EBITDA	$639	$147

Adjusted EBITDA increased by $492,000, to $639,000 in the quarter ended March 31, 2023 from $147,000 in the quarter ended March 31, 2022.  The increase was attributable to the change from net loss to net income, partially offset primarily by the decrease in depreciation and amortization and the change from net interest expense to net interest income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2023 was $54,000 as compared to $22,000 for the corresponding period of 2022. The increase in interest and other income (expense) was due primarily to higher interest income on money market balances and short term investments, partially offset by increased loss on investment in EECP Global.

Income Tax Expense

For the three months ended March 31, 2023, we recorded income tax expense of $10,000 as compared to income tax expense of $12,000 for the corresponding period of 2022. The decrease was due mainly to lower state income taxes.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2023 was $454,000 as compared to ($344,000) for the three months ended March 31, 2022, representing an improvement of $798,000.  Income (loss) per share was $0.00 and ($0.00) in the three-month periods ended March 31, 2023 and 2022, respectively.  The principal cause of the change from net loss to net income is the $750,000 increase in operating income in the professional sales service segment and a $32,000 increase in interest and other income, net.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At March 31, 2023, we had cash and cash equivalents of $9,665,000 and working capital of $12,159,000, compared to cash and cash equivalents of $11,821,000 and working capital of $10,292,000 at December 31, 2022.  $11,222,000 in negative working capital at March 31, 2023 is attributable to the net balance of deferred commission expense and deferred revenue.  These are non-cash expense and revenue items and have no impact on future cash flows.

Cash used in operating activities during the three months ended March 31, 2023 was $1,941,000, which consisted of net income after adjustments to reconcile net income to net cash of $839,000 and cash used by operating assets and liabilities of $2,780,000, compared to cash used by operating activities of $625,000 for the same period in 2022.  The changes in the account balances primarily reflect decreases in accrued commissions and accrued expenses and other liabilities of $1,927,000 and $2,455,000, respectively, partially offset by an increase in deferred revenue of $750,000 and a decrease in accounts and other receivables of $2,235,000.

Cash used in investing activities during the three-month period ended March 31, 2023 was $148,000 for the purchase of equipment and software.

Cash used in financing activities during the three-month period ended March 31, 2023 was $48,000 resulting from repayments of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

                There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2023

