Form 10-Q
period 2023-06-30
VASO Corp
filed 2023-08-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2023 – 175,141,005

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,399	$11,821
Short-term investments	11,675	8,504
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $7,526 at June 30, 2023 and $6,947 at December 31, 2022	9,490	15,524
Receivables due from related parties	779	421
Inventories, net	1,541	1,473
Deferred commission expense	3,405	3,249
Prepaid expenses and other current assets	1,685	1,008
Total current assets	42,974	42,000

Property and equipment, net of accumulated depreciation of $10,095 at June 30, 2023 and $9,787 at December 31, 2022	1,268	1,340
Operating lease right of use assets	1,669	1,568
Goodwill	15,558	15,614
Intangibles, net	1,400	1,511
Other assets, net	4,936	4,726
Investment in EECP Global	764	889
Deferred tax assets, net	5,007	5,007
Total assets	$73,576	$72,655

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,528	$2,270
Accrued commissions	2,054	3,720
Accrued expenses and other liabilities	6,122	8,891
Finance lease liabilities - current	67	122
Operating lease liabilities - current	822	745
Sales tax payable	612	809
Deferred revenue - current portion	16,859	15,139
Notes payable - current portion	9	9
Due to related party	3	3
Total current liabilities	29,076	31,708

LONG-TERM LIABILITIES
Notes payable, net of current portion	10	15
Finance lease liabilities, net of current portion	56	96
Operating lease liabilities, net of current portion	847	823
Deferred revenue, net of current portion	16,727	15,664
Other long-term liabilities	1,627	1,474
Total long-term liabilities	19,267	18,072

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 185,449,092 and 185,435,965 shares issued at June 30, 2023 and December 31, 2022, respectively; 175,141,005 and 175,127,878 shares outstanding at June 30, 2023 and December 31, 2022, respectively	185	185
Additional paid-in capital	63,979	63,952
Accumulated deficit	(36,503)	(39,029)
Accumulated other comprehensive loss	(428)	(233)
Treasury stock, at cost, 10,308,087 shares at June 30, 2023 and December 31, 2022	(2,000)	(2,000)
Total stockholders’ equity	25,233	22,875
	$73,576	$72,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Managed IT systems and services	$10,435	$10,019	$20,709	$20,022
Professional sales services	9,254	8,854	17,564	15,461
Equipment sales and services	748	629	1,385	1,029
Total revenues	20,437	19,502	39,658	36,512

Cost of revenues
Cost of managed IT systems and services	5,693	6,342	11,527	12,211
Cost of professional sales services	1,766	1,674	3,285	2,975
Cost of equipment sales and services	191	150	349	221
Total cost of revenues	7,650	8,166	15,161	15,407
Gross profit	12,787	11,336	24,497	21,105

Operating expenses
Selling, general and administrative	10,662	9,604	21,804	19,606
Research and development	217	170	375	292
Total operating expenses	10,879	9,774	22,179	19,898
Operating income	1,908	1,562	2,318	1,207

Other (expense) income
Interest and financing costs	(5)	(1)	(33)	(24)
Interest and other income, net	179	(48)	262	-
Loss on disposal of fixed assets	(1)	-	(2)	(2)
Total other income, net	173	(49)	227	(26)

Income before income taxes	2,081	1,513	2,545	1,181
Income tax expense	(9)	(18)	(19)	(30)
Net income	2,072	1,495	2,526	1,151

Other comprehensive income
Foreign currency translation loss	(210)	(215)	(195)	(216)
Comprehensive income	$1,862	$1,280	$2,331	$935

Income per common share
- basic and diluted	$0.01	$0.01	$0.01	$0.01

Weighted average common shares outstanding
- basic	174,159	172,858	173,895	172,594
- diluted	175,120	174,059	175,162	173,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(50,902)	$110	$11,310
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation (loss) gain	-	-	-	-	-	-	(1)	(1)
Net (loss) income	-	-	-	-	-	(344)	-	(344)
Balance at March 31, 2022	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,246)	$109	$10,972
Share-based compensation	-	-	-	-	6	-	-	6
Foreign currency translation (loss) gain	-	-	-	-	-	-	(215)	(215)
Net (loss) income	-	-	-	-	-	1,495	-	1,495
Balance at June 30, 2022	185,436	$185	(10,308)	$(2,000)	$63,930	$(49,751)	$(106)	$12,258

Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,029)	$(233)	$22,875
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation (loss) gain	-	-	-	-	-	-	15	15
Net (loss) income	-	-	-	-	-	454	-	454
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(38,575)	$(218)	$23,357
Share-based compensation	13	-	-	-	15	-	-	15
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation (loss) gain	-	-	-	-	-	-	(210)	(210)
Net (loss) income	-	-	-	-	-	2,072	-	2,072
Balance at June 30, 2023	185,449	$185	(10,308)	$(2,000)	$63,979	$(36,503)	$(428)	$25,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$2,526	$1,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	537	1,258
Loss from investment in EECP Global	125	55
Provision for credit losses and commission adjustments	44	157
Share-based compensation	28	13
Changes in operating assets and liabilities:
Accounts and other receivables	5,972	8,376
Inventories	(129)	(509)
Deferred commission expense	(156)	(27)
Prepaid expenses and other current assets	(884)	120
Other assets, net	(291)	(216)
Accounts payable	268	(628)
Accrued commissions	(1,553)	(1,040)
Accrued expenses and other liabilities	(2,856)	(941)
Sales tax payable	(194)	26
Deferred revenue	2,783	2,132
Due to related party	(354)	(275)
Other long-term liabilities	153	79
Net cash provided by operating activities	6,019	9,731

Cash flows from investing activities
Purchases of equipment and software	(360)	(358)
Purchases of short-term investments	(11,134)	-
Redemption of short-term investments	8,134	154
Net cash used in investing activities	(3,360)	(204)

Cash flows from financing activities
Payroll taxes paid by withholding shares	(1)	-
Repayment of notes payable and finance lease obligations	(99)	(125)
Net cash used in financing activities	(100)	(125)
Effect of exchange rate differences on cash and cash equivalents	19	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,578	9,411
Cash and cash equivalents - beginning of period	11,821	6,025
Cash and cash equivalents - end of period	$14,399	$15,436

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$10	$29
Income taxes paid	$23	$54

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$474	$1,072

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT. Its current offerings include:

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$8,946	$-	$-	$8,946	$8,890	$-	$-	$8,890
Software sales and support	1,489	-	-	1,489	1,129	-	-	1,129
Commissions	-	9,254	-	9,254	-	8,854	-	8,854
Medical equipment sales	-	-	716	716	-	-	597	597
Medical equipment service	-	-	32	32	-	-	32	32
	$10,435	$9,254	$748	$20,437	$10,019	$8,854	$629	$19,502

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$17,984	$-	$-	$17,984	$17,919	$-	$-	$17,919
Software sales and support	2,725	-	-	2,725	2,103	-	-	2,103
Commissions	-	17,564	-	17,564	-	15,461	-	15,461
Medical equipment sales	-	-	1,322	1,322	-	-	967	967
Medical equipment service	-	-	63	63	-	-	62	62
	$20,709	$17,564	$1,385	$39,658	$20,022	$15,461	$1,029	$36,512

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$9,357	$-	$131	$9,488	$9,075	$-	$84	$9,159
Revenue recognized at a point in time	1,078	9,254	617	10,949	944	8,854	545	10,343
	$10,435	$9,254	$748	$20,437	$10,019	$8,854	$629	$19,502

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$18,878	$-	$241	$19,119	$18,309	$-	$148	$18,457
Revenue recognized at a point in time	1,831	17,564	1,144	20,539	1,713	15,461	881	18,055
	$20,709	$17,564	$1,385	$39,658	$20,022	$15,461	$1,029	$36,512

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $98.6 million, of which we expect to recognize revenue as follows:

	(in thousands)

	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Unfulfilled performance obligations	$24,935	$31,497	$12,648	$29,553

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses.  In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $379,000 and $481,000 at June 30, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $33,578,000 and $30,794,000 at June 30, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.  In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions.  Such amounts aggregated approximately $1,124,000 and $2,577,000 at June 30, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $8,000 and $9,000 at June 30, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2023, we recognized approximately $3.4 million and $5.6 million of revenues, respectively, that were included in our contract liability balance at April 1, 2023 and January 1, 2023, respectively.

The following table summarizes the Company’s contract receivable and contract liability balances:

	2023	2022
Contract receivables - January 1	16,316	15,761
Contract receivables - June 30	10,541	7,171
Increase (decrease)	(5,775)	(8,590)

Contract liabilities - January 1	33,861	26,890
Contract liabilities - June 30	35,090	30,012
Increase (decrease)	1,229	3,122

The decrease in contract receivables in the first halves of 2023 and 2022 was due primarily to collections exceeding billings.

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

	(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues from external customers
IT	$10,435	$10,019	$20,709	$20,022
Professional sales service	9,254	8,854	17,564	15,461
Equipment	748	629	1,385	1,029
Total revenues	$20,437	$19,502	$39,658	$36,512

Gross Profit
IT	$4,742	$3,677	$9,182	$7,811
Professional sales service	7,488	7,180	14,279	12,486
Equipment	557	479	1,036	808
Total gross profit	$12,787	$11,336	$24,497	$21,105

Operating income (loss)
IT	$163	$(918)	$53	$(1,057)
Professional sales service	2,149	2,754	3,136	2,990
Equipment	(106)	(77)	(131)	(156)
Corporate	(298)	(197)	(740)	(570)
Total operating income	$1,908	$1,562	$2,318	$1,207

Depreciation and amortization
IT	$236	$729	$482	$1,104
Professional sales service	21	11	41	22
Equipment	7	65	14	132
Corporate	-	-	-	-
Total depreciation and amortization	$264	$805	$537	$1,258

Capital expenditures
IT	$137	$145	$222	$296
Professional sales service	2	7	52	40
Equipment	73	11	86	21
Corporate	-	-	-	1
Total cash capital expenditures	$212	$163	$360	$358

	(in thousands)

	June 30, 2023	December 31, 2022
Identifiable Assets
IT	$22,386	$22,201
Professional sales service	16,356	21,684
Equipment	6,564	6,957
Corporate	28,270	21,813
Total assets	$73,576	$72,656

GE Healthcare accounted for 45% of revenue for both of the three-month periods ended June 30, 2023 and 2022, and 44% and 42% of revenue for the six-month periods ended June 30, 2023 and 2022, respectively.  GE Healthcare also accounted for $6.8 million or 72%, and $12.8 million or 83%, of accounts and other receivables at June 30, 2023 and December 31, 2022, respectively.  No other customer accounted for 10% or more of revenue.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE E –NET INCOME PER COMMON SHARE

Basic earnings per common share is based on the weighted average number of common shares outstanding, including vested restricted shares, without consideration of potential common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	174,159	172,858	173,895	172,594
Dilutive effect of unvested restricted shares	961	1,201	1,267	601
Diluted weighted average shares outstanding	175,120	174,059	175,162	173,195

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted common stock grants	-	2	-	2,249

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company's short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of approximately $413,000 and $433,000 at June 30, 2023 and December 31, 2022, respectively, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $11,261,000 and $8,071,000 at June 30, 2023 and December 31, 2022, respectively.  Their fair value at June 30, 2023 and December 31, 2022 is approximately $11,257,000 and $8,064,000, respectively, and the unrecognized holding (loss) gain is $(8,000) and $4,000 for the three and six months ended June 30, 2023, respectively.  The Company does not expect a credit loss for its short-term investments.

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of June 30, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2023 and December 31, 2022:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds	$11,660	$-	$-	$11,660
Bank deposits (included in short term investments)	413			413
	$12,073	$-	$-	$12,073

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,934	$-	$-	$7,934
Bank deposits (included in short term investments)	433			433
	$8,367	$-	$-	$8,367

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30, 2023	December 31, 2022
Trade receivables	$14,885	$22,471
Unbilled receivables	2,131	-
Allowance for credit losses and commission adjustments	(7,526)	(6,947)
Accounts and other receivables, net	$9,490	$15,524

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – INVENTORIES, NET

                Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2023	December 31, 2022
Raw materials	$810	$751
Work in process	35	6
Finished goods	696	716
	$1,541	$1,473

The Company maintained reserves for slow moving inventories of $163,000 at June 30, 2023 and December 31, 2022.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment.  The remaining $1,183,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment.  The NetWolves and FGE reporting units had negative net asset carrying amounts at June 30, 2023 and December 31, 2022.  The components of the change in goodwill are as follows:

	(in thousands)
	Six months ended	Year ended
	June 30, 2023	December 31, 2022
Beginning of period	$15,614	$15,722
Foreign currency translation adjustment	(56)	(108)
End of period	$15,558	$15,614

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2023	December 31, 2022
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,674)	(4,557)
	1,157	1,274

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)

Software
Costs	2,431	2,362
Accumulated amortization	(2,188)	(2,125)
	243	237

	$1,400	$1,511

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $90,000 and $164,000 for the three months ended June 30, 2023 and 2022, respectively and $180,000 and $315,000 for the six months ended June 30, 2023 and 2022, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2023	167
2024	287
2025	217
2026	161
2027	568
$1,400

NOTE I – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30, 2023	December 31, 2022
Deferred commission expense - noncurrent	$3,799	$3,864
Trade receivables - noncurrent	1,052	792
Other, net of allowance for loss on loan receivable of $412 at June 30, 2023 and December 31, 2022	85	70
	$4,936	$4,726

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

                Accrued expenses and other liabilities consist of the following at June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30, 2023	December 31, 2022
Accrued compensation	$1,452	$2,652
Accrued expenses - other	1,594	2,012
Order reduction liability	1,124	2,577
Other liabilities	1,952	1,650
	$6,122	$8,891

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Deferred revenue at beginning of period	$31,553	$26,954	$30,803	$24,965
Net additions:
Deferred extended service contracts	-	-	2	-
Deferred commission revenues	5,467	3,575	9,482	8,267
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(2)	(3)
Deferred commission revenues	(3,433)	(3,431)	(6,699)	(6,132)
Deferred revenue at end of period	33,586	27,097	33,586	27,097
Less: current portion	16,859	18,583	16,859	18,583
Long-term deferred revenue at end of period	$16,727	$8,514	$16,727	$8,514

NOTE L – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations.  For the three months ended June 30, 2023 and 2022, the Company’s share of EECP Global’s loss was approximately $47,000 and $71,000, respectively, and for the six months ended June 30, 2023 and 2022, the Company’s share of EECP Global’s loss was approximately $125,000 and $55,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022 the Company recorded a net receivable from related parties of approximately $757,000 and $403,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

General Overview

COVID-19 Pandemic

The COVID-19 pandemic has had a significant impact on economies of the United States and the world, and it is possible that some negative impact to the Company’s financial condition and results of operations may continue.   The pandemic caused workforce and travel restrictions and created business disruptions in supply chain, production and demand across many business sectors, and we have experienced negative impact in the recurring revenue business in our IT segment as some of our customers have been adversely affected by the shutdown, and new business in this segment appears to be slower as well.  In addition, revenues in our China operations were adversely affected by its government’s lockdown policies, which have only recently been reversed.

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

Results of Operations – For the Three Months Ended June 30, 2023 and 2022

Revenues

Total revenue for the three months ended June 30, 2023 and 2022 was $20,437,000 and $19,502,000, respectively, representing an increase of $935,000, or 5% year-over-year.  On a segment basis, revenue in the IT, professional sales services, and equipment segments increased $416,000, $400,000, and $119,000, respectively.

Revenue in the IT segment for the three months ended June 30, 2023 was $10,435,000 compared to $10,019,000 for the three months ended June 30, 2022, an increase of $416,000, or 4%, of which $56,000 resulted from higher network service revenues, and $360,000 from higher revenues in the healthcare IT business.  Our monthly recurring revenue in the IT segment accounted for $9,357,000 or 90% of the segment revenue in the second quarter of 2023, and $9,075,000 or 91% of the segment revenue for the same quarter last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $9,254,000 in the second quarter of 2023, an increase of $400,000, or 5%, as compared to $8,854,000 in the same quarter of 2022.  The increase in commission revenues was due primarily to deliveries of ultrasound products by GEHC beginning in the second quarter of 2023, while revenues attributable to diagnostic imaging equipment was essentially flat compared to the second quarter of 2022.  The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2023, $33,578,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $16,722,000 was long-term.  As of June 30, 2022, $27,090,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,511,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment increased by $119,000, or 19%, to $748,000 for the three-month period ended June 30, 2023 from $629,000 for the same period of the prior year, due to higher sales of ARCS® cloud software as a service (SaaS) in the US and higher equipment deliveries in our China operations.

Gross Profit

Gross profit for the three months ended June 30, 2023 and 2022 was $12,787,000, or 63% of revenue, and $11,336,000, or 58% of revenue, respectively, representing an increase of $1,451,000, or 13% year-over-year.  On a segment basis, gross profit in the IT, professional sales service, and equipment segments increased $1,065,000, or 29%; $308,000, or 4%; and $78,000, or 16%, respectively.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended June 30, 2023 was $4,742,000, or 45% of the segment revenue, compared to $3,677,000, or 37% of the segment revenue for the three months ended June 30, 2022.  The year-over-year increase of $1,065,000, or 29%, was primarily a result of higher sales volume in both the network service and healthcare IT businesses, and by lower equipment and carrier costs of the network service business.

Professional sales service segment gross profit was $7,488,000, or 81% of segment revenue, for the three months ended June 30, 2023 as compared to $7,180,000, or 81% of the segment revenue, for the three months ended June 30, 2022, reflecting an increase of $308,000, or 4%.  The increase in absolute dollars was primarily due to higher commission revenue resulting mainly from ultrasound deliveries by GEHC beginning in the second quarter of 2023.  Cost of commissions in the professional sales service segment of $1,766,000 and $1,674,000, for the three months ended June 30, 2023 and 2022, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $557,000, or 74% of segment revenues, for the second quarter of 2023 compared to $479,000, or 76% of segment revenues, for the same quarter of 2022.  The $78,000, or 16%, increase in gross profit was the result of higher equipment revenue during the quarter partially offset by higher ARCS® software costs.

Operating Income

Operating income for the three months ended June 30, 2023 and 2022 was $1,908,000 and $1,562,000, respectively, representing an increase of $346,000, or 22%, due primarily to the increase in gross profit.  On a segment basis, the IT segment recorded operating income of $163,000 in the second quarter of 2023 as compared to an operating loss of $918,000 in the same period of 2022; the professional sales service segment recorded operating income of $2,149,000 in the second quarter of 2023 as opposed to operating income of $2,754,000 in the same period of 2022; and the equipment segment recorded an operating loss of $106,000 in the second quarter of 2023 as compared to an operating loss of $77,000 in the same period of 2022.

Operating income in the IT segment increased to $163,000 for the three-month period ended June 30, 2023 as compared to an operating loss of $918,000 in the same period of 2022, due mainly to higher gross profit and lower selling, general, and administrative (“SG&A”) costs.  Operating income in the professional sales service segment decreased by $605,000 to $2,149,000 in the three-month period ended June 30, 2023 as compared to operating income of $2,754,000 in the same period of 2022, due to higher SG&A costs partially offset by higher gross profit.  The equipment segment reported an operating loss of $106,000 in the second quarter of 2023, compared to an operating loss of $77,000 in the second quarter 2022, an increase of $29,000. The increase in operating loss was due to higher SG&A and R&D costs partially offset by higher gross profit.

SG&A costs for the three months ended June 30, 2023 and 2022 were $10,662,000 and $9,604,000, respectively, representing an increase of $1,058,000, or 11% year-over-year.  On a segment basis, SG&A costs in the IT segment decreased by $5,000 in the second quarter of 2023 from the same quarter of the prior year due mainly to lower third-party commission costs; SG&A costs in the professional sales service segment increased $914,000 due mainly to additional sales headcount and higher travel costs; and SG&A costs in the equipment segment increased $48,000 due mainly to higher personnel costs in China. Corporate costs not allocated to segments increased $101,000 due mainly to higher director and accounting fees.

Research and development (“R&D”) expenses increased by $47,000, or 28%, to $217,000 in the second quarter of 2023 from $170,000 for the second quarter of 2022, primarily due to additional software development costs in our China operations.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

(in thousands)

Adjusted EBITDA decreased by $150,000, to $2,179,000 in the quarter ended June 30, 2023 from $2,329,000 in the quarter ended June 30, 2022.  The decrease was attributable mainly to the decrease in depreciation and amortization and increase in interest income in the second quarter of 2023, partially offset by the increase in net income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2023 was $173,000 as compared to $(49,000) for the corresponding period of 2022. The increase in interest and other income (expense) was due primarily to interest income earned on higher money market and short-term investment balances in the second quarter of 2023.

Income Tax Expense

For the three months ended June 30, 2023, we recorded income tax expense of $9,000 as compared to $18,000 for the corresponding period of 2022. The $9,000 decrease arose mainly from lower tax expense in our China operations.

Net Income

Net income for the three months ended June 30, 2023 was $2,072,000 as compared to net income of $1,495,000 for the three months ended June 30, 2022, representing an increase of $577,000.  Income per share of $0.01 was recorded in both the three-month periods ended June 30, 2023 and 2022.  The principal cause of the increase in net income is higher operating income and higher interest income.

Results of Operations – For the Six Months Ended June 30, 2023 and 2022

Revenues

Total revenue for the six months ended June 30, 2023 and 2022 was $39,658,000 and $36,512,000, respectively, representing an increase of $3,146,000, or 9% year-over-year.  On a segment basis, revenue in the IT, professional sales service, and equipment segments increased $687,000, $2,103,000, and $356,000, respectively.

Vaso Corporation and Subsidiaries

Revenue in the IT segment for the six months ended June 30, 2023 was $20,709,000 compared to $20,022,000 for the six months ended June 30, 2022, an increase of $687,000, or 3%, of which $65,000 resulted from higher network service revenue and $622,000 from higher healthcare IT revenue.  Our monthly recurring revenue in the IT segment accounted for $18,878,000 or 91% of the segment revenue in the first half of 2023, and $18,309,000 or 91% of the segment revenue for the same period last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $17,564,000 in the first half of 2023, an increase of $2,103,000, or 14%, as compared to $15,461,000 in the first half of 2022.  The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries.  The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of June 30, 2023, $33,578,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $16,722,000 was long-term.  As of June 30, 2022, $27,090,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $8,511,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment increased by $356,000, or 35%, to $1,385,000 for the six-month period ended June 30, 2023 from $1,029,000 for the same period of the prior year, principally due to higher equipment deliveries in our China operations and higher ARCS® cloud SaaS revenues in our US business.

Gross Profit

Gross profit for the six months ended June 30, 2023 and 2022 was $24,497,000, or 62% of revenue, and $21,105,000, or 58% of revenue, respectively, representing an increase of $3,392,000, or 16% year-over-year.  On a segment basis, gross profit in the IT, professional sales service, and equipment segments increased $1,371,000, or 18%; $1,793,000, or 14%; and $228,000 or 28%, respectively.

IT segment gross profit for the six months ended June 30, 2023 was $9,182,000, or 44% of the segment revenue, compared to $7,811,000, or 39% of the segment revenue for the six months ended June 30, 2022.  The year-over-year increase of $1,371,000, or 18%, was primarily a result of higher revenues at both the network service and healthcare IT businesses and lower equipment and carrier costs in the network service business.

Professional sales service segment gross profit was $14,279,000, or 81% of segment revenue, for the six months ended June 30, 2023 as compared to $12,486,000, or 81%  of the segment revenue, for the six months ended June 30, 2022, reflecting an increase of $1,793,000, or 14%.  The increase in absolute dollars was primarily due to higher commission revenue as a result of a higher blended commission rate and higher volume of GEHC equipment delivered during the first half of 2023 than in the same period last year.  Cost of commissions in the professional sales service segment of $3,285,000 and $2,975,000, for the six months ended June 30, 2023 and 2022, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $1,036,000, or 75% of segment revenues, for the first half of 2023 compared to $808,000, or 79% of segment revenues, for the same half of 2022. The $228,000, or 28%, increase in gross profit was primarily the result of an increase in ARCS® cloud software and equipment sales, partially offset by higher network costs of hosting ARCS® cloud software and an increase in material and labor costs in our China operations during the first half of 2023.

Vaso Corporation and Subsidiaries

Operating Income

Operating income for the six months ended June 30, 2023 and 2022 was $2,318,000 and $1,207,000, respectively, representing an improvement of $1,111,000, or 92%, due primarily to higher gross profit, partially offset by higher SG&A and R&D costs.  On a segment basis, the IT segment recorded operating income of $53,000 in the first half of 2023 as compared to an operating loss of $1,057,000 in the same period of 2022; the professional sales service segment recorded operating income of $3,136,000 in the first half of 2023 as compared to operating income of $2,990,000 in the same period of 2022; and the equipment segment recorded an operating loss of $131,000 in the first half of 2023 as compared to an operating loss of $156,000 in the same period of 2022.

Operating income in the IT segment increased to $53,000 for the six-month period ended June 30, 2023 as compared to an operating loss of $1,057,000 in the same period of 2022, due to higher gross profit, partially offset by SG&A costs.  The professional sales service segment reported operating income of $3,136,000 in the first half of 2023, an increase of $146,000 from operating income of $2,990,000 in the six-month period ended June 30, 2022, due to higher gross profit partially offset by higher SG&A costs.  The equipment segment reported an operating loss of $131,000 in the first half of 2023, compared to an operating loss of $156,000 in the first half 2022, an improvement of $25,000 due to higher gross profit, partially offset by higher SG&A and R&D costs.

SG&A costs for the six months ended June 30, 2023 and 2022 were $21,804,000 and $19,606,000, respectively, representing an increase of $2,198,000, or 11% year-over-year.  On a segment basis, SG&A costs in the IT segment increased by $268,000 in the first half of 2023 from the same half of the prior year due to higher personnel costs partially offset by lower third-party commission costs; SG&A costs in the professional sales service segment increased by $1,647,000 due to higher travel and personnel costs; and SG&A costs in the equipment segment increased by $113,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased $170,000 due mainly to higher director fees.

Research and development (“R&D”) expenses were $375,000, or 1% of revenues, for the first half of 2023, an increase of $83,000, or 28%, from $292,000, or 1% of revenues, for the first half of 2022. The increase is primarily attributable to higher software development expenses in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Six months ended June 30,
	2023	2022
	(unaudited)	(unaudited)
Net income	$2,526	$1,151
Interest expense (income), net	(292)	24
Income tax expense	19	30
Depreciation and amortization	537	1,258
Share-based compensation	28	13
Adjusted EBITDA	$2,818	$2,476

Vaso Corporation and Subsidiaries

Adjusted EBITDA increased by $342,000 to $2,818,000 in the period ended June 30, 2023 from $2,476,000 in the period ended June 30, 2022.  The increase was primarily attributable to higher net income in the six months ended June 30, 2023, partially offset by lower depreciation and amortization and higher interest income.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2023 was $227,000 as compared to $(26,000) for the corresponding period of 2022. The increase in interest and other income was due primarily to higher interest income on higher money market and short-term investment balances.

Income Tax Expense

We recorded income tax expense of $19,000 and $30,000 for the six-month periods ended June 30, 2023 and 2022, respectively. The decrease arose mainly from lower tax expense in our China operations.

Net Income

Net income for the six months ended June 30, 2023 was $2,526,000 as compared to net income of $1,151,000 for the six months ended June 30, 2022, representing an increase of $1,375,000, or 119%.  Income per share of $0.01 was recorded in the six-month periods ended June 30, 2023 and 2022, respectively.  The principal cause of the increase in net income is higher operating income and higher interest income in the six months ended June 30, 2023.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At June 30, 2023, we had cash and cash equivalents of $14,399,000 and working capital of $13,898,000, compared to cash and cash equivalents of $11,821,000 and working capital of $10,292,000 at December 31, 2022.

Cash provided by operating activities was $6,019,000, which consisted of net income after adjustments to reconcile net income to net cash of $3,260,000 and cash provided by operating assets and liabilities of $2,759,000, during the six months ended June 30, 2023, compared to cash provided by operating activities of $9,731,000 for the same period in 2022. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $5,972,000 and an increase in deferred revenue of $2,783,000, partially offset by decreases in accrued commissions of $1,553,000 and accrued expenses of $2,856,000.

Cash used in investing activities during the six-month period ended June 30, 2023 was $3,360,000 attributed to $360,000 used for the purchase of equipment and software and $3,000,000 in net purchases of short-term investments.

Cash used in financing activities during the six-month period ended June 30, 2023 was $100,000 primarily for the repayment of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

                There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2023

