Form 10-Q
period 2023-09-30
VASO Corp
filed 2023-11-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2023 – 175,319,296

Vaso Corporation and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,055	$11,821
Short-term investments	15,838	8,504
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $7,483 at September 30, 2023 and $6,947 at December 31, 2022	8,355	14,514
Receivables due from related parties	837	421
Inventories, net	1,396	1,473
Deferred commission expense	3,614	3,249
Prepaid expenses and other current assets	2,111	1,008
Total current assets	43,206	40,990

Property and equipment, net of accumulated depreciation of $10,233 at September 30, 2023 and $9,787 at December 31, 2022	1,223	1,340
Operating lease right of use assets	1,656	1,568
Goodwill	15,551	15,614
Intangibles, net	1,355	1,511
Other assets, net	4,252	4,726
Investment in EECP Global	788	889
Deferred tax assets, net	5,007	5,007
Total assets	$73,038	$71,645

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,369	$2,270
Accrued commissions	1,456	3,518
Accrued expenses and other liabilities	6,353	8,891
Finance lease liabilities - current	69	122
Operating lease liabilities - current	831	745
Sales tax payable	673	809
Deferred revenue - current portion	18,535	15,139
Notes payable - current portion	9	9
Due to related party	3	3
Total current liabilities	30,298	31,506

LONG-TERM LIABILITIES
Notes payable, net of current portion	8	15
Finance lease liabilities, net of current portion	54	96
Operating lease liabilities, net of current portion	826	823
Deferred revenue, net of current portion	14,705	15,664
Other long-term liabilities	1,538	1,474
Total long-term liabilities	17,131	18,072

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 185,627,383 and 185,435,965 shares issued at September 30, 2023 and December 31, 2022, respectively; 175,319,296 and 175,127,878 shares outstanding at September 30, 2023 and December 31, 2022, respectively	186	185
Additional paid-in capital	63,983	63,952
Accumulated deficit	(36,113)	(39,837)
Accumulated other comprehensive loss	(447)	(233)
Treasury stock, at cost, 10,308,087 shares at September 30, 2023 and December 31, 2022	(2,000)	(2,000)
Total stockholders’ equity	25,609	22,067
	$73,038	$71,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Managed IT systems and services	$9,867	$9,836	$30,576	$29,858
Professional sales services	8,837	9,237	26,401	24,424
Equipment sales and services	745	760	2,130	1,789
Total revenues	19,449	19,833	59,107	56,071

Cost of revenues
Cost of managed IT systems and services	5,593	5,741	17,121	17,952
Cost of professional sales services	1,636	1,530	4,921	4,450
Cost of equipment sales and services	177	188	525	409
Total cost of revenues	7,406	7,459	22,567	22,811
Gross profit	12,043	12,374	36,540	33,260

Operating expenses
Selling, general and administrative	10,927	9,978	32,731	29,584
Research and development	209	130	584	422
Total operating expenses	11,136	10,108	33,315	30,006
Operating income	907	2,266	3,225	3,254

Other (expense) income
Interest and financing costs	(14)	(14)	(46)	(38)
Interest and other income, net	322	96	583	96
Loss on disposal of fixed assets	(1)	-	(3)	(2)
Total other income, net	307	82	534	56

Income before income taxes	1,214	2,348	3,759	3,310
Income tax expense	(16)	(12)	(35)	(42)
Net income	1,198	2,336	3,724	3,268

Other comprehensive income
Foreign currency translation loss	(19)	(234)	(213)	(450)
Comprehensive income	$1,179	$2,102	$3,511	$2,818

Income per common share
- basic and diluted	$0.01	$0.01	$0.02	$0.02

Weighted average common shares outstanding
- basic	174,938	173,528	174,246	172,909
- diluted	175,846	174,892	175,394	174,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(51,131)	$110	$11,081
Share-based compensation	-	-	-	-	7	-	-	7
Foreign currency translation loss	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	(403)	-	(403)
Balance at March 31, 2022	185,436	$185	(10,308)	$(2,000)	$63,924	$(51,534)	$109	$10,684
Share-based compensation	-	-	-	-	6	-	-	6
Foreign currency translation loss	-	-	-	-	-	-	(215)	(215)
Net income	-	-	-	-	-	1,335	-	1,335
Balance at June 30, 2022	185,436	$185	(10,308)	$(2,000)	$63,930	$(50,199)	$(106)	$11,810
Share-based compensation	-	-	-	-	9	-	-	9
Shares not issued for employee tax liability	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(234)	(234)
Net income	-	-	-	-	-	2,336	-	2,336
Balance at September 30, 2022	185,436	$185	(10,308)	$(2,000)	$63,939	$(47,863)	$(340)	$13,921

Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	454	-	454
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(39,383)	$(218)	$22,549
Share-based compensation	13	-	-	-	15	-	-	15
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(210)	(210)
Net income	-	-	-	-	-	2,072	-	2,072
Balance at June 30, 2023	185,449	$185	(10,308)	$(2,000)	$63,979	$(37,311)	$(428)	$24,425
Share-based compensation	178	1	-	-	9	-	-	10
Shares withheld for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation loss	-	-	-	-	-	-	(19)	(19)
Net income	-	-	-	-	-	1,198	-	1,198
Balance at September 30, 2023	185,627	$186	(10,308)	$(2,000)	$63,983	$(36,113)	$(447)	$25,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$3,724	$3,268
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	762	1,576
Loss from investment in EECP Global	101	95
Provision for credit losses and commission adjustments	85	236
Share-based compensation	38	22
Changes in operating assets and liabilities:
Accounts and other receivables	6,052	6,978
Inventories	12	(697)
Deferred commission expense	(364)	(167)
Prepaid expenses and other current assets	(1,474)	(239)
Other assets, net	424	(539)
Accounts payable	104	261
Accrued commissions	(2,006)	(655)
Accrued expenses and other liabilities	(2,559)	849
Sales tax payable	(130)	20
Deferred revenue	2,437	1,927
Due to related party	(411)	(343)
Other long-term liabilities	65	84
Net cash provided by operating activities	6,860	12,676

Cash flows from investing activities
Purchases of equipment and software	(536)	(447)
Purchases of short-term investments	(20,330)	(5,000)
Redemption of short-term investments	13,330	151
Net cash used in investing activities	(7,536)	(5,296)

Cash flows from financing activities
Payroll taxes paid by withholding shares	(6)	-
Repayment of notes payable and finance lease obligations	(101)	(177)
Net cash used in financing activities	(107)	(177)
Effect of exchange rate differences on cash and cash equivalents	17	55

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(766)	7,258
Cash and cash equivalents - beginning of period	11,821	6,025
Cash and cash equivalents - end of period	$11,055	$13,283

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$14	$37
Income taxes paid	$80	$60

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$661	$1,332

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

Correction of Prior Period Financial Statements

We record commission revenue for certain products in our professional sales service segment based on GEHC’s reporting and payment of such commissions to us. In late August 2023, GEHC informed the Company that its calculations for such products were partially inaccurate and had remitted excess commissions.  The Company has taken immediate steps to implement additional internal control procedures whereby GEHC will provide additional information sufficient to assess the accuracy of such commission payments going forward. We assessed the materiality of this misstatement on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to the prior annual or interim periods.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have increased the accumulated deficit at January 1, 2022 by $229,000 to reflect $287,000 lower commission revenue and $58,000 lower commission expense, and corrected the accompanying Condensed Consolidated Balance Sheets as of December 31, 2022 and the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows, and Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2023, and the related notes to revise for those misstatements that impacted such periods.

The following are selected line items from the Company's Condensed Consolidated Financial Statements illustrating the effect of these corrections:

	Condensed Consolidated Balance Sheet
	As of December 31, 2022
(in thousands)	As Reported	Adjustment	As Revised
Accounts and other receivables	$15,524	$(1,010)	$14,514
Accrued commissions	$3,720	$(202)	$3,518
Accumulated deficit	$(39,029)	$(808)	$(39,837)

	Condensed Consolidated Statement of Cash Flows
	Nine months ended September 30, 2022
(in thousands)	As Reported	Adjustment	As Revised
Net income	$3,649	$(381)	$3,268
Accounts and other receivables	$6,502	$476	$6,978
Accrued commissions	$(560)	$(95)	$(655)

	Condensed Consolidated Statement of Operations and Comprehensive Income
	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in thousands, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues
Professional sales services	$9,439	$(202)	$9,237	$24,900	$(476)	$24,424

Cost of revenues
Cost of professional sales services	$1,570	$(40)	$1,530	$4,545	$(95)	$4,450

Gross Profit - professional sales services segment	$7,869	$(162)	$7,707	$20,355	$(381)	$19,974

Operating income	$2,428	$(162)	$2,266	$3,635	$(381)	$3,254

Net income	$2,498	$(162)	$2,336	$3,649	$(381)	$3,268

Comprehensive income/(loss)	$2,264	$(162)	$2,102	$3,199	$(381)	$2,818

Income/(loss) per common share
- basic and diluted	$0.01	$(0.00)	$0.01	$0.02	$(0.00)	$0.02

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Statement of Changes in Stockholders' Equity
	Accumulated Deficit			Total Stockholders' Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2022	$(50,902)	$(229)	$(51,131)	$11,310	$(229)	$11,081

Net loss	$(344)	$(59)	$(403)	$(344)	$(59)	$(403)

Balance at March 31, 2022	$(51,246)	$(288)	$(51,534)	$10,972	$(288)	$10,684

Net income	$1,495	$(160)	$1,335	$1,495	$(160)	$1,335

Balance at June 30, 2022	$(49,751)	$(448)	$(50,199)	$12,258	$(448)	$11,810

Net income	$2,498	$(162)	$2,336	$2,498	$(162)	$2,336

Balance at September 30, 2022	$(47,253)	$(610)	$(47,864)	$14,531	$(610)	$13,921

Balance at January 1, 2023	$(39,029)	$(808)	$(39,837)	$22,875	$(808)	$22,067

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$8,849	$-	$-	$8,849	$8,787	$-	$-	$8,787
Software sales and support	1,018	-	-	1,018	1,049	-	-	1,049
Commissions	-	8,837	-	8,837	-	9,237	-	9,237
Medical equipment sales	-	-	714	714	-	-	728	728
Medical equipment service	-	-	31	31	-	-	32	32
	$9,867	$8,837	$745	$19,449	$9,836	$9,237	$760	$19,833

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Network services	$26,833	$-	$-	$26,833	$26,705	$-	$-	$26,705
Software sales and support	3,743	-	-	3,743	3,153	-	-	3,153
Commissions	-	26,401	-	26,401	-	24,424	-	24,424
Medical equipment sales	-	-	2,036	2,036	-	-	1,696	1,696
Medical equipment service	-	-	94	94	-	-	93	93
	$30,576	$26,401	$2,130	$59,107	$29,858	$24,424	$1,789	$56,071

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$9,302	$-	$221	$9,523	$9,220	$-	$84	$9,304
Revenue recognized at a point in time	565	8,837	524	9,926	616	9,237	676	10,529
	$9,867	$8,837	$745	$19,449	$9,836	$9,237	$760	$19,833

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
		Professional sales	Equipment			Professional sales	Equipment
	IT segment	service segment	segment	Total	IT segment	service segment	segment	Total
Revenue recognized over time	$28,180	$-	$462	$28,642	$27,530	$-	$232	$27,762
Revenue recognized at a point in time	2,396	26,401	1,668	30,465	2,328	24,424	1,557	28,309
	$30,576	$26,401	$2,130	$59,107	$29,858	$24,424	$1,789	$56,071

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $98.5 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2023	2024	2025	Thereafter
Unfulfilled performance obligations	$13,525	$42,368	$16,455	$26,118

Contract Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses.  In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $335,000 and $481,000 at September 30, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $33,232,000 and $30,794,000 at September 30, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.  In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions.  Such amounts aggregated approximately $1,198,000 and $2,577,000 at September 30, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance.  Such amounts aggregated approximately $7,000 and $9,000 at September 30, 2023 and December 31, 2022, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2023, we recognized approximately $3.1 million and $7.6 million of revenues, respectively, that were included in our contract liability balance at July 1, 2023 and January 1, 2023, respectively.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2023	2022
Contract receivables - January 1	15,306	15,474
Contract receivables - September 30	9,185	8,132
Increase (decrease)	(6,121)	(7,342)

Contract liabilities - January 1	33,861	26,890
Contract liabilities - September 30	34,773	30,908
Increase (decrease)	911	4,018

The decrease in contract receivables in the first nine months of 2023 and 2022 was due primarily to collections exceeding billings.  The increase in contract liabilities in the same periods is mainly attributable to orders exceeding deliveries.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues from external customers
IT	$9,867	$9,836	$30,576	$29,858
Professional sales service	8,837	9,237	26,401	24,424
Equipment	745	760	2,130	1,789
Total revenues	$19,449	$19,833	$59,107	$56,071

Gross Profit
IT	$4,274	$4,095	$13,455	$11,906
Professional sales service	7,201	7,707	21,480	19,974
Equipment	568	572	1,605	1,380
Total gross profit	$12,043	$12,374	$36,540	$33,260

Operating income (loss)
IT	$(187)	$(474)	$(133)	$(1,531)
Professional sales service	1,648	2,981	4,784	5,752
Equipment	(83)	24	(214)	(132)
Corporate	(471)	(265)	(1,212)	(835)
Total operating income	$907	$2,266	$3,225	$3,254

Depreciation and amortization
IT	$196	$263	$678	$1,367
Professional sales service	21	10	62	32
Equipment	8	45	22	177
Corporate	-	-	-	-
Total depreciation and amortization	$225	$318	$762	$1,576

Capital expenditures
IT	$71	$86	$293	$383
Professional sales service	23	-	75	40
Equipment	82	2	168	23
Corporate	-	-	-	1
Total cash capital expenditures	$176	$88	$536	$447

	(in thousands)
	September 30, 2023	December 31, 2022
Identifiable Assets
IT	$22,334	$22,201
Professional sales service	15,088	20,674
Equipment	6,725	6,957
Corporate	28,891	21,813
Total assets	$73,038	$71,645

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 45% and 47% of revenue for the three months ended September 30, 2023 and 2022, respectively, and 45% and 44% of revenue for the nine months ended September 30, 2023 and 2022, respectively.  GE Healthcare also accounted for $6.9 million or 83%, and $11.8 million or 81%, of accounts and other receivables at September 30, 2023 and December 31, 2022, respectively.  No other customer accounted for 10% or more of revenue.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	174,938	173,528	174,246	172,909
Dilutive effect of unvested restricted shares	908	1,364	1,148	1,604
Diluted weighted average shares outstanding	175,846	174,892	175,394	174,513

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted common stock grants	-	-	-	2

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company's short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of approximately $411,000 and $433,000 at September 30, 2023 and December 31, 2022, respectively, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $15,427,000 and $8,071,000 at September 30, 2023 and December 31, 2022, respectively.  Their fair value at September 30, 2023 and December 31, 2022 is approximately $15,426,000 and $8,064,000, respectively, and the unrecognized holding gain (loss) is $3,000 and $(1,000) for the three and nine months ended September 30, 2023, respectively.  The Company does not expect a credit loss for its short-term investments.

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of September 30, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of September 30, 2023 and December 31, 2022:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds	$9,706	$-	$-	$9,706
Bank deposits (included in short term investments)	411			411
	$10,117	$-	$-	$10,117

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,934	$-	$-	$7,934
Bank deposits (included in short term investments)	433			433
	$8,367	$-	$-	$8,367

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30, 2023	December 31, 2022
Trade receivables	$12,788	$21,461
Unbilled receivables	3,050	-
Allowance for credit losses and commission adjustments	(7,483)	(6,947)
Accounts and other receivables, net	$8,355	$14,514

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2023	December 31, 2022
Raw materials	$731	$751
Work in process	35	6
Finished goods	630	716
	$1,396	$1,473

The Company maintained reserves for slow moving inventories of $164,000 and $163,000 at September 30, 2023 and December 31, 2022, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,176,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The NetWolves and FGE reporting units had negative carrying values at September 30, 2023 and December 31, 2022. The components of the change in goodwill are as follows:

	(in thousands)
	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Beginning of period	$15,614	$15,722
Foreign currency translation adjustment	(63)	(108)
End of period	$15,551	$15,614

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2023	December 31, 2022
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,732)	(4,557)
	1,099	1,274

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-
Software
Costs	2,468	2,362
Accumulated amortization	(2,212)	(2,125)
	256	237

	$1,355	$1,511

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

Amortization expense amounted to $81,000 and $136,000 for the three months ended September 30, 2023 and 2022, respectively and $261,000 and $451,000 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2023	86
2024	295
2025	224
2026	169
2027	581
$1,355

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30, 2023	December 31, 2022
Deferred commission expense - noncurrent	$3,363	$3,864
Trade receivables - noncurrent	831	792
Other, net of allowance for loss on loan receivable of $412 at September 30, 2023 and December 31, 2022	58	70
	$4,252	$4,726

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

                Accrued expenses and other liabilities consist of the following at September 30, 2023 and December 31, 2022:

	(in thousands)
	September 30, 2023	December 31, 2022
Accrued compensation	$1,473	$2,652
Accrued expenses - other	1,791	2,012
Order reduction liability	1,198	2,577
Other liabilities	1,891	1,650
	$6,353	$8,891

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Deferred revenue at beginning of period	$33,586	$27,096	$30,803	$24,965
Net additions:
Deferred extended service contracts	-	-	2	-
Deferred commission revenues	2,924	3,474	12,406	11,741
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(4)	(4)
Deferred commission revenues	(3,269)	(3,677)	(9,967)	(9,810)
Deferred revenue at end of period	33,240	26,892	33,240	26,892
Less: current portion	18,535	17,525	18,535	17,525
Long-term deferred revenue at end of period	$14,705	$9,367	$14,705	$9,367

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, the Company’s share of EECP Global’s earnings (loss) was approximately $24,000 and $(40,000), respectively, and for the nine months ended September 30, 2023 and 2022, the Company’s share of EECP Global’s loss was approximately $101,000 and $95,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, the Company recorded a net receivable from related parties of approximately $814,000 and $403,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Results of Operations – For the Three Months Ended September 30, 2023 and 2022

Revenues

Total revenue for the three months ended September 30, 2023 and 2022 was $19,449,000 and $19,833,000, respectively, representing a decrease of $384,000, or 2% year-over-year. On a segment basis, revenue in the IT segment increased by $31,000, while revenue in the professional sales services and equipment segments decreased by $400,000 and $15,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2023 was $9,867,000 compared to $9,836,000 for the three months ended September 30, 2022, an increase of $31,000, or less than 1%, of which $62,000 resulted from higher network services revenue by NetWolves, offset by $31,000 from lower revenues in the healthcare IT business. Monthly recurring revenue in the IT segment accounted for $9,302,000 or 94% of the segment revenue in the third quarter of 2023, and $9,220,000 or 94% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $8,837,000 in the third quarter of 2023, a decrease of $400,000, or 4%, as compared to $9,237,000 in the same quarter of 2022. The decrease in commission revenues was due primarily to a decrease in the volume of underlying equipment delivered by GEHC during the period, partially offset by a higher blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2023, $33,232,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,701,000 was long-term. As of September 30, 2022, $26,886,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,366,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment decreased by $15,000, or 2%, to $745,000 for the three-month period ended September 30, 2023 from $760,000 for the same period of the prior year, due to lower deliveries in our China operations, partially offset by revenue increase in our US operations.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended September 30, 2023 and 2022 was $12,043,000, or 62% of revenue, and $12,374,000, or 62% of revenue, respectively, representing a decrease of $331,000, or 3% year-over-year. On a segment basis, gross profit in the IT segments increased $179,000, or 4%, while gross profit in the professional sales service and equipment segments decreased $506,000, or 7%, and $4,000, or 1%, respectively.

IT segment gross profit for the three months ended September 30, 2023 was $4,274,000, or 43% of the segment revenue, compared to $4,095,000, or 42% of the segment revenue for the three months ended September 30, 2022. The year-over-year increase of $179,000, or 4%, was primarily a result of a higher margin sales mix in the healthcare IT business.

Professional sales service segment gross profit was $7,201,000, or 81% of segment revenue, for the three months ended September 30, 2023 as compared to $7,707,000, or 83% of the segment revenue, for the three months ended September 30, 2022, reflecting a decrease of $506,000, or 7%.  The decrease was due to lower commission revenue as a result of lower volume of GEHC equipment delivered during the third quarter of 2023, partially offset by a higher blended commission rate, when compared to the same period last year, as well as by higher commission expenses.  Cost of commissions in the professional sales service segment of $1,636,000 and $1,530,000, for the three months ended September 30, 2023 and 2022, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $568,000, or 76% of segment revenues, for the third quarter of 2023 compared to $572,000, or 75% of segment revenues, for the same quarter of 2022. The $4,000, or 1%, decrease in gross profit was primarily the result of lower sales during the quarter.

Operating Income (Loss)

Operating income for the three months ended September 30, 2023 was $907,000 compared to $2,266,000 for the same quarter in 2022, representing a decrease of $1,359,000, or 60%, due primarily to both the decrease in gross profit and increase in operating costs (below) in the professional sales service segment. On a segment basis, the IT segment recorded an operating loss of $187,000 in the third quarter of 2023 as compared to an operating loss of $474,000 in the same period of 2022; the professional sales service segment recorded operating income of $1,648,000 in the third quarter of 2023 as opposed to operating income of $2,981,000 in the same period of 2022; and the equipment segment recorded an operating loss of $83,000 in the third quarter of 2023 as opposed to operating income of $24,000 in the same period of 2022.

Operating loss in the IT segment decreased to $187,000 for the three-month period ended September 30, 2023 from an operating loss of $474,000 in the same period of 2022, due to higher gross profit and lower SG&A and R&D costs. Operating income in the professional sales service segment decreased by $1,333,000 in the three-month period ended September 30, 2023 as compared to operating income in the same period of 2022, due to both lower gross profit and higher SG&A costs. The equipment segment reported an operating loss of $83,000 in the third quarter of 2023, compared to operating income of $24,000 in the third quarter 2022, a decrease of $107,000, primarily due to lower revenue and gross profit in our China operations.

SG&A costs for the three months ended September 30, 2023 and 2022 were $10,927,000 and $9,978,000, respectively, representing an increase of $949,000, or 10% year-over-year.  On a segment basis, SG&A costs in the IT segment decreased by $102,000 in the third quarter of 2023 from the same quarter of the prior year due primarily to lower third party commission costs; SG&A costs in the professional sales service segment increased $829,000 due mainly to higher personnel costs associated with provision of expanded services; and SG&A costs in the equipment segment increased $16,000 due primarily to higher personnel costs. Corporate costs not allocated to segments increased $206,000 due mainly to higher director and accounting fees.

Vaso Corporation and Subsidiaries

Research and development expenses were $209,000, or 1% of revenues, for the third quarter of 2023, an increase of $79,000, or 61%, from $130,000, or 1% of revenues, for the third quarter of 2022. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Net income	$1,198	$2,336
Interest expense (income), net	(264)	(34)
Income tax expense	16	12
Depreciation and amortization	225	318
Share-based compensation	10	9
Adjusted EBITDA	$1,185	$2,641

Adjusted EBITDA decreased by $1,456,000, to $1,185,000 in the quarter ended September 30, 2023 from $2,641,000 in the quarter ended September 30, 2022. The decrease was primarily attributable to the decrease in net income and increase in interest income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2023 was $307,000 as compared to $82,000 for the corresponding period of 2022. The increase in interest and other income (expense) was due primarily to higher interest income resulting from higher money market and short-term investment balances.

Income Tax Expense

For the three months ended September 30, 2023, we recorded income tax expense of $16,000 as compared to $12,000 for the corresponding period of 2022. The $4,000 increase is due mainly to higher state tax expense.

Net Income

Net income for the three months ended September 30, 2023 was $1,198,000 as compared to net income of $2,336,000 for the three months ended September 30, 2022, representing a decrease of $1,138,000. Income per share of $0.01 was recorded in both the three-month periods ended September 30, 2023 and 2022. The principal cause of the decrease in net income is the decrease in gross profit and increase in SG&A costs, partially offset by the increase in interest income.

Vaso Corporation and Subsidiaries

Results of Operations – For the Nine Months Ended September 30, 2023 and 2022

Revenues

Total revenue for the nine months ended September 30, 2023 and 2022 was $59,107,000 and $56,071,000, respectively, representing an increase of $3,036,000, or 5% year-over-year. On a segment basis, revenue in the IT, professional sales service, and equipment segments increased $718,000, $1,977,000, and $341,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2023 was $30,576,000 compared to $29,858,000 for the nine months ended September 30, 2022, an increase of $718,000, or 2%, of which $127,000 resulted from higher NetWolves revenue and $591,000 resulted from higher healthcare IT revenue. Our monthly recurring revenue in the IT segment accounted for $28,180,000 or 92% of the segment revenue in the first nine months of 2023, and $27,530,000 or 92% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $26,401,000 in the first nine months of 2023, an increase of $1,977,000, or 8%, as compared to $24,424,000 in the first nine months of 2022. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period, as well as by a higher blended commission rate applicable to of the sales agreement.  Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet.  As of September 30, 2023, $33,232,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,701,000 was long-term. As of September 30, 2022, $26,886,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $9,366,000 was long-term. The increase in deferred revenue is principally due to an increase in new orders booked.

Revenue in the equipment segment increased by $341,000, or 19%, to $2,130,000 for the nine-month period ended September 30, 2023 from $1,789,000 for the same period of the prior year, principally due to higher cloud-based software-as-a-service (“SaaS”) sales in the U.S.

Gross Profit

Gross profit for the nine months ended September 30, 2023 and 2022 was $36,540,000, or 62% of revenue, and $33,260,000, or 59% of revenue, respectively, representing an increase of $3,280,000, or 10% year-over-year. On a segment basis, gross profit in the IT segment increased $1,549,000, or 13%, and gross profit in the professional sales service and equipment segments increased $1,506,000, or 8%, and $225,000, or 16%, respectively.

IT segment gross profit for the nine months ended September 30, 2023 was $13,455,000, or 44% of the segment revenue, compared to $11,906,000, or 40% of the segment revenue for the nine months ended September 30, 2022. The year-over-year increase of $1,549,000, or 13%, was primarily a result of higher revenue and higher margin product sales mix in both the network service and healthcare IT businesses.

Professional sales service segment gross profit was $21,480,000, or 81% of segment revenue, for the nine months ended September 30, 2023 as compared to $19,974,000, or 82% of the segment revenue, for the nine months ended September 30, 2022, reflecting an increase of $1,506,000, or 8%. The increase was primarily due to higher commission revenue as a result of a higher volume of GEHC equipment delivered, as well as by a higher blended commission rate during the first nine months of 2023 than in the same period last year. Cost of commissions in the professional sales service segment of $4,921,000 and $4,450,000, for the nine months ended September 30, 2023 and 2022, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $1,605,000, or 75% of segment revenues, for the first nine months of 2023 compared to $1,380,000, or 77% of segment revenues, for the same period in 2022. The $225,000, or 16%, increase in gross profit was primarily the result of higher revenue in both our China operations and our U.S. SaaS operations, partially offset by lower gross profit margin.

Operating Income (Loss)

Operating income for the nine months ended September 30, 2023 and 2022 was $3,225,000 and $3,254,000, respectively, representing a decrease of $29,000 as a combined result of gross profit increasing $3,280,000 and operating costs (below) increasing $3,309,000, year-over-year. On a segment basis, the IT segment recorded an operating loss of $133,000 in the first nine months of 2023 as compared to an operating loss of $1,531,000 in the same period of 2022; operating income in the professional sales service segment decreased by $968,000, from $5,752,000 in the first nine months of 2022 to $4,784,000 in the same period of 2023; and the equipment segment recorded an operating loss of $214,000 in the first nine months of 2023 as compared to an operating loss of $132,000 in the same period of 2022.

Operating loss in the IT segment decreased to $133,000 for the nine-month period ended September 30, 2023 as compared to an operating loss of $1,531,000 in the same period of 2022, due primarily to higher gross profit, partially offset by higher SG&A costs. Operating income in the professional sales service segment decreased $968,000 to $4,784,000 in the nine-month period ended September 30, 2023 as compared to operating income of $5,752,000 in the same period of 2022, due to higher SG&A costs partially offset by higher gross profit. The equipment segment reported an operating loss of $214,000 in the first nine months of 2023, compared to an operating loss of $132,000 in the first nine months of 2022, a decrease of $82,000, due to higher SG&A and R&D costs, partially offset by higher gross profit.

SG&A costs for the nine months ended September 30, 2023 and 2022 were $32,731,000 and $29,584,000, respectively, representing an increase of $3,147,000, or 11% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $167,000 in the first nine months of 2023 from the same period of the prior year due mainly to higher personnel costs; SG&A costs in the professional sales service segment increased by $2,475,000 due to higher personnel costs associated with the provision of expanded services, and to higher travel costs; and SG&A costs in the equipment segment increased by $129,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased $376,000 due mainly to higher director and accounting fees.

Research and development (“R&D”) expenses were $584,000, or 1% of revenues, for the first nine months of 2023, a decrease of $15,000, or 3%, from $422,000, or 1% of revenues, for the first nine months of 2022. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

Vaso Corporation and Subsidiaries

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Net income	$3,724	$3,268
Interest expense (income), net	(555)	(10)
Income tax expense	35	42
Depreciation and amortization	762	1,576
Share-based compensation	38	22
Adjusted EBITDA	$4,004	$4,898

Adjusted EBITDA decreased by $894,000 to $4,004,000 in the nine months ended September 30, 2023 from $4,848,000 in the nine months ended September 30, 2022. The decrease was primarily attributable to higher interest income and lower depreciation and amortization, partially offset by higher net income.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2023 was $534,000 as compared to $56,000 for the corresponding period of 2022. The increase in interest and other income was due primarily to higher money market and short-term investment balances.

Income Tax Expense

For the nine months ended September 30, 2023, we recorded income tax expense of $35,000 as compared to income tax expense of $42,000 for the corresponding period of 2022. The decrease was due mainly to lower tax expense in our China operations.

Net Income

Net income for the nine months ended September 30, 2023 was $3,724,000 as compared to $3,268,000 for the nine months ended September 30, 2022, representing an increase of $456,000, or 14%. Income per share of $0.02 was recorded in both of the nine-month periods ended September 30, 2023 and 2022. The principal cause of the improvement is the increase in interest income.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital.  At September 30, 2023, we had cash and cash equivalents of $11,055,000 and working capital of $12,908,00 0, compared to cash and cash equivalents of $11,821,000 and working capital of $9,484,000 at December 31, 2022.

Cash provided by operating activities was $6,860,000, which consisted of net income after adjustments to reconcile net income to net cash of $4,710,000 and cash provided by operating assets and liabilities of $2,150,000, during the nine months ended September 30, 2023, compared to cash provided by operating activities of $12,676,000 for the same period in 2022. The changes in the account balances primarily reflect a decrease in accounts and other receivables and deferred revenue of $6,052,000 and $2,437,000, respectively; partially offset by decreases in accrued commissions and accrued expenses of $2,006,000 and $2,559,000, respectively.

Cash used in investing activities during the nine-month period ended September 30, 2023 was $7,536,000 attributed to $536,000 used for the purchase of equipment and software and $20,330,000 used in the purchase of short-term investments, offset by $13,330,000 in redemption of short-term investments.

Cash used in financing activities during the nine-month period ended September 30, 2023 was $107,000 resulting primarily from the repayment of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

                There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2023

