Form 10-K
period 2023-12-31
VASO Corp
filed 2024-04-01
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates was approximately $24.3 million based on the closing sales price of the common stock as quoted on the OTC QB on June 30, 2023.

At March 24, 2024, the number of shares outstanding of the issuer’s common stock was 175,319,296.

DOCUMENTS INCORPORATED BY REFERENCE

None.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

EXHIBITS

Exhibit 31	Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●	Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

●	Managed network infrastructure (routers, switches and other core equipment).

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

●	Managed network security services.

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC to further the sale of certain medical capital equipment in certain domestic market segments. Its current offering consists of:

●	GEHC diagnostic imaging equipment and ultrasound systems.

●	GEHC service agreements for the above equipment.

●	GEHC training services for use of the above equipment.

●	GEHC and third-party financial services for the above equipment.

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

VasoMedical

The proprietary medical equipment business under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States, and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions. These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

●	Biox™ series Holter monitors and ambulatory blood pressure recorders.

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm subscription services.

●	MobiCare® multi-parameter wireless vital-sign monitoring system.

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge and intellectual property for cardiovascular devices and software coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

Historical Background

Vaso Corporation was incorporated in Delaware in July 1987. For most of its history, the Company primarily was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsation, or EECP®, therapy systems, mainly for the treatment of angina. In 2010 it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business and continues to use the original name VasoMedical for its proprietary medical device subsidiary.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment, and expanded in 2023 to include ultrasound systems, to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2026, subject to earlier termination under certain conditions.

In June 2014, the Company began its IT segment business by concluding the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments currently served by VasoHealthcare. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the healthcare IT business. In 2021, the VAR Agreement was terminated and the Company partnered with other vendors providing similar products.

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

Achari Business Combination Agreement

As previously announced, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”) (NASDAQ: AVHI), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari (“Merger Sub”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Achari. Upon the closing of the Business Combination Agreement (the “Closing”), we anticipate that Achari will change its name to “Vaso Holdings Corp.” or an alternative name chosen by the Company and reasonably acceptable to Achari (“New Vaso”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to collectively as the “Business Combination”.

Upon the Closing, New Vaso would have authorized shares of Class A common stock and Class B common stock. The Business Combination Agreement establishes a pro forma equity value of the Company at approximately $176 million, at $10.00 per share of Class A common stock. As such, we believe that the current Vaso stockholders would receive approximately 17.6 million shares of Class A common stock and the current Achari shareholders would maintain between 500 thousand and 750 thousand shares of Class A common stock depending on Achari’s unpaid expenses at the Closing and presuming the redemption of all outstanding public shares of Achari on or prior to the Closing. In addition, current Achari warrant holders would have outstanding warrants to purchase a minimum of 8.25 million shares of Class A common stock at an exercise price of $11.50 per share. No shares of Class B common stock are expected to be outstanding immediately after the Business Combination.

The Boards of Directors of Vaso and Achari have each approved the Business Combination, the consummation of which is subject to various customary closing conditions, including the filing and effectiveness of a Registration Statement on Form S-4 (as amended or supplemented, the “Registration Statement”) by Achari with the United States Securities and Exchange Commission (“SEC”), the filing of a proxy statement by Vaso with the SEC and clearance by the SEC, and the approval of a majority of shareholders of both Achari and Vaso of the proposed business combination (Vaso shareholders representing approximately 44% of Vaso’s outstanding shares have entered into support agreements committing them to vote in favor of the Business Combination). The Business Combination is expected to close in the second quarter of 2024.

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

In the professional sales services segment, we sell GEHC diagnostic imaging products and ultrasound systems to our assigned market through a nationwide team of approximately 71 sales employees led by several regional managers and an executive team who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic, technical and other support staff, as well as applicable GEHC employees.

The equipment segment is under the direct supervision of the CEO of the Company. Regulatory, technical, sales and marketing efforts in the domestic market are led by a Vice President Operations at VasoMedical, and the managers of our China subsidiaries, based in Wuxi, China, are in charge of the development and production of all our proprietary products and marketing and sales in China and the international markets. We sell our Biox™ series and other products in China by a group of sales managers as well as through distributors covering various regions of China and other international geographies.

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

The Federal Communications Commission (“FCC”) exercises jurisdiction over services and regulates interstate and international communications in all 50 states, the District of Columbia and U.S territories. As an independent U.S. government agency overseen by Congress, the FCC is the United States’ primary authority for communications laws, regulation and technological innovation.

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

Through our NetWolves subsidiary we hold trademarks “NetWolves”, “SRM”, and “Wolfpac”.

There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. As with any patented technology, litigation could be necessary to protect our patent position. Such litigation can be costly and time-consuming, and there can be no assurance that we will be successful.

Employees

As of December 31, 2023, we employed 300 full-time persons, of which 14 are employed through our facility in Plainview, New York; 102 through VasoHealthcare; 13 through VasoHealthcare IT; 100 through our NetWolves operations; and 71 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

The Company also uses several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts manufacturing activities for its ambulatory monitoring devices and other medical devices in its Biox facilities in China, and maintains certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems per the management agreement with EECP Global.

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

ITEM 1A – RISK FACTORS

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

Data security incidents or disruptions in our information technology systems could damage our business.

We are increasingly dependent on information systems and infrastructure to operate our business.  Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. We review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to various cyber and other security threats, including those caused by computer hackers, physical or electronic break-ins, sabotage, computer viruses, malware, worms, and similar disruptions from unauthorized access and tampering with our computer systems, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, and similar incidents. The occurrence of some of these risks may be increased due to the work-from-home arrangements that we have implemented for many of our employees. Significant disruptions in our information technology systems or other data security incidents could adversely affect our business operations.

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

Risks Related to the Business Combination

We have set out the risks involved with the Business Combination in a preliminary proxy statement of Schedule 14-A filed with the U.S. Securities and Exchange Commission on March 6, 2024. We set out some of those risks here and refer to the preliminary proxy statement on Schedule 14-A for a fuller understanding of the Business Combination and the risks associated therewith.

The percentage ownership of New Vaso after the Business Combination by the current Vaso stockholders will not be known until the redemptions are complete.

If the Business Combination occurs, we do not know what percentage of New Vaso the current Vaso stockholders will own. Certain shares of Achari common stock (as of December 31, 2023, approximately 551,000 of the outstanding shares of Achari common stock, the “Public Shares”) may be redeemed by their stockholders in connection with the Business Combination. We expect that Achari’s current stockholders would hold in the aggregate approximately 6.9% of the outstanding common stock of New Vaso assuming no redemption of any Public Shares upon the consummation of the Business Combination. If any of the Public Shares are redeemed in connection with the Business Combination or if certain shares held by Achari’s sponsor need to be returned to Achari because of unpaid expenses in excess of the limit set forth in the Business Combination Agreement, the percentage of the outstanding shares of common stock after the Business Combination that is held by the current Achari stockholders will decrease and the percentage of outstanding common stock after the Business Combination that is held by current Vaso stockholders will increase.

Furthermore, to the extent that (i) any of the outstanding warrants after the Business Combination (including warrants to purchase 8.25 million shares of common stock) are exercised for New Vaso Class A Common Stock and (ii) Achari’s sponsor elects to convert the working capital loan of up to (which was $0 as of December 31, 2023) into warrants, which are convertible into shares of New Vaso common stock at $0.75 per warrant, the stockholders immediately after the Business Combination may experience dilution.

New Vaso’s ability to be successful following the Business Combination will depend upon the efforts of the members of the New Vaso Board and Vaso’s key personnel and the loss of such persons could negatively impact the operations and profitability of New Vaso’s business following the Business Combination.

New Vaso’s ability to be successful following the Business Combination will depend upon the efforts of the New Vaso Board and key personnel. Vaso cannot assure you that, following the Business Combination, the New Vaso Board and key personnel will be effective or successful or remain with New Vaso. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a Nasdaq-listed public company, which could cause the New Vaso’s management to expend time and resources becoming familiar with such requirements.

Vaso’s officers and directors may be argued to have conflicts of interest that may influence or have influenced them to support or approve the Business Combination without regard to your interests or in determining whether the Business Combination is appropriate for Vaso.

The personal and financial interests of Vaso’s officers and directors may influence or have influenced their completing the Business Combination. These interests include, among other things:

●	that the current member of Vaso’s board of directors, Joshua Markowitz, David Lieberman, Jun Ma, Jane Moen, Edgar Rios, Leon Dembo and Behnam Movaseghi, are expected to serve as members of New Vaso’s board of directors after consummation of the Business Combination and, in their capacity as such, shall become entitled to any cash fees, stock options or stock awards that New Vaso determines to pay its directors;

●	that executive officers of Vaso, including Jun Ma as its Chief Executive Officer, are expected to serve in their same capacities with New Vaso; and

●	that, upon consummation of the Business Combination, and subject to approval by the Achari stockholders of the New Vaso 2024 Equity Incentive Plan Proposal, New Vaso’s executive officers after the Business Combination are expected to receive grants of stock options and restricted stock units under the New Vaso 2024 Equity Incentive Plan from time to time.

These interests, among others, may influence or have influenced the officers and directors of Vaso to support or approve the Business Combination.

Achari is, and New Vaso will be, an “emerging growth company,” and New Vaso cannot be certain that the reduced disclosure requirements applicable to “emerging growth companies” will not make its common stock less attractive to investors.

Achari is, and New Vaso will be, an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act (“JOBS Act”) and will continue to be after the Business Combination is completed. For so long as it is an emerging growth company, New Vaso may intend to take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in New Vaso’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

New Vaso could be an emerging growth company for up to five years from the end of its most recently completed fiscal year, although it may lose such status earlier, depending on the occurrence of certain events, including when New Vaso has generated total annual gross revenue of at least $1.235 billion or when it is deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of New Vaso’s common stock that is held by non-affiliates exceeds $700 million as of December 31st of the prior year, or when we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

We cannot predict if investors will not find New Vaso common stock less attractive or New Vaso less comparable to certain other public companies because New Vaso may rely on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for our common stock, and the New Vaso stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. New Vaso has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As a “smaller reporting company” New Vaso would be permitted to provide less disclosure than larger public companies which may make its common stock less attractive to investors.

If the Business Combination is completed, you will own shares of Class A Common Stock of New Vaso (currently Achari), currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and will continue to be one immediately after the Business Combination. As a smaller reporting company, New Vaso will be eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. Consequently, it may be more challenging for investors to analyze New Vaso’s results of operations and financial prospects which may result in less investor confidence. Investors may find New Vaso’s common stock less attractive as a result of our smaller reporting company status. If some investors find its common stock less attractive, there may be a less active trading market for its common stock and our stock price may be more volatile.

Vaso depends upon its executive officers and directors and their departure could adversely affect Vaso’s ability to operate and to consummate the Business Combination.

Vaso’s operations and its ability to consummate the Business Combination depend upon a relatively small group of individuals and, in particular, its executive officers and directors. Vaso believes that its success depends on the continued service of its executive officers and directors. Vaso does not have key-man insurance on the life of any of its directors or executive officers. The unexpected loss of the services of one or more of Vaso’s directors or executive officers could have a detrimental effect on Vaso and the ability to continue to operate or to consummate the Business Combination.

If the conditions to the Closing under Business Combination Agreement are not met, the Business Combination may not be consummated.

Even if the Business Combination Agreement is approved by the stockholders of Achari and Vaso, specified conditions must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Business Combination. For example, one of the closing conditions of the Business Combination Agreement is that Achari’s unpaid expenses at the time of closing (the “Unpaid SPAC Expenses”) do not exceed $4.5 million. At the time of the execution of the Business Combination Agreement, Achari estimated that its current Unpaid SPAC Expenses totaled approximately $6.7 million. If that estimate is accurate, unless Achari were to settle or renegotiate such Unpaid SPAC Expenses prior to the consummation of the Business Combination, Vaso could terminate the Business Combination Agreement even if the Business Combination is approved by Achari’s and Vaso’s stockholders.

Achari and Vaso may not satisfy all of the closing conditions in the Business Combination Agreement. If the closing conditions are not satisfied or waived, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Achari and Vaso to each lose some or all of the intended benefits of the Business Combination.

If Vaso fails to approve the Business Combination Proposal at the Vaso Stockholders’ Meeting, it will owe Achari a termination fee of $5.28 million.

Vaso has agreed in the Business Combination Agreement that if it holds a duly convened stockholders’ meeting but, after adjournment if necessary, fails to obtain approval for the Business Combination, it will owe Achari a termination fee. The termination fee would equal 3% of the consideration that the Vaso stockholders are deemed to receive in the Business Combination, 3% of which equals $5.28 million.

Each of Achari and Vaso may waive one or more of the conditions to the Business Combination.

Each of Achari and Vaso may agree to waive, in whole or in part, some of the conditions to their respective obligations to complete the Business Combination, to the extent permitted by their respective existing charters and applicable laws. If either Achari or Vaso elects to waive any conditions to their respective obligations to complete the Business Combination, the parties may close the Business Combination without the satisfaction of any such conditions which could be to the detriment of the Vaso stockholders.

If the Business Combination benefits do not meet the expectation of investors or securities analysts, the market price of New Vaso’s securities may decline.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of Vaso’s securities prior to the Closing of the Business Combination or New Vaso’s securities after the Business Combination may decline. The market values of New Vaso’s securities at the time of the Closing may vary significantly from the relative market price of Vaso’s securities on the date the Business Combination Agreement was executed, the date of this annual report, or the date on which Vaso’s stockholders vote on the Business Combination. Because the number of shares to be issued pursuant to the Business Combination Agreement will not be adjusted to reflect any changes in the market price of Vaso’s shares of common stock, the market value of securities issued in the Business Combination may be higher or lower than the values of these shares on earlier dates. In addition, following the Business Combination, fluctuations in the price of securities of New Vaso could contribute to the loss of all or part of your investment.

The failure of the Business Combination to occur could affect our share price as well. If the market price of our common stock reflects a premium in anticipation of the Business Combination and the Business Combination fails to materialize, the market price of our common stock could lose that premium or be further harmed by the perception that an uplisting to a national securities market may not occur in the near future, if at all.

The dual class structure of our Common Stock after the Business Combination will have the effect of concentrating voting control with the holders of our Class B Common Stock; this will limit or preclude your ability to influence corporate matters.

Following the Business Combination, New Vaso’s Class B common stock will have one hundred votes per share and our Class A common stock will have one vote per share. Although it is not expected that New Vaso will issue Class B common stock for the foreseeable future, New Vaso stockholders who hold shares of Class B common stock will together hold a substantial majority of the voting power of New Vaso’s outstanding capital stock. Because of the hundred-to-one voting ratio between New Vaso’s Class B common stock and Class A common stock, the holders of New Vaso’s Class B common stock will collectively control a majority of the combined voting power of New Vaso’s common stock and therefore are able to control all matters submitted to New Vaso’s stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters. Holders of Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of New Vaso, could deprive New Vaso’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of New Vaso and might ultimately affect the market price of New Vaso’s Class A common stock.

New Vaso’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause New Vaso to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the New Vaso Common Stock or other reasons may in the future cause New Vaso to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from New Vaso’s business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to New Vaso’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, New Vaso may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

If the Business Combination does not qualify as a tax-free reorganization under Section 368(a) of the Code, former holders of Vaso common stock receiving Achari common stock in connection with the Business Combination may incur greater U.S. federal income tax liability as a result of the Business Combination.

Achari and Vaso intend for the Business Combination to be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. However, neither Achari nor Vaso has requested, or intends to request, a ruling from the IRS, with respect to the tax considerations of the Business Combination, and there can be no assurance that the companies’ position would be sustained by a court if challenged by the IRS. Accordingly, if the IRS or a court determines that the Business Combination does not qualify as a reorganization under Section 368(a) of the Code and is therefore a taxable transaction for U.S. federal income tax purposes, holders of Vaso common stock receiving New Vaso common stock in connection with the Business Combination generally would recognize taxable gain or loss on their receipt of the same in connection with the Business Combination.

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

ITEM 1C – CYBERSECURITY

Our Board is actively engaged in the oversight of the Company’s cybersecurity, information security, data protection, and technology programs (“cybersecurity”) . The Audit Committee of the Board serves as the principal agent of the Board in fulfilling its oversight and review of the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. The Company’s Chief Operating Officer (COO) leads the Company’s cybersecurity risk assessment and risk management program. Our COO, who is also the head of our IT business with over 25 years of experience in the information technology industry, leads the team from our IT business in designing and implementing our cybersecurity program.

Our COO and the executive team in our IT business periodically assesses industry best practices, frameworks, and standards so that our practice is up to date for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity risk management program includes the deployment of tools and activities designed to monitor, detect, prevent and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents. Program highlights include:

●	Employing a multi-layer strategy of defense designed to ensure the safety, security, and responsible use of information and data.

●	Monitoring of all IT assets, resources, and data 24-hours per day, 7-days per week, 365-days per year by security operations center (SOC).

●	Performing annual testing of the Company’s incident response plan and cybersecurity posture.

●	Incorporating external expertise to manage the SOC, perform penetration tests, cyber-attack simulation exercises, and log management to review anomalies indicating a possible breach.

●	Maintaining a business continuity program and cyber insurance.

●	Performing periodic employee simulated phishing campaigns.

●	Conducting annual cybersecurity and insider threat training for all employees.

The COO is responsible for informing the Audit Committee and the Board of Directors, the CEO and other members of the senior management team on cybersecurity risks on a regular basis, including evolving cybersecurity threats, cybersecurity incidents, cybersecurity technologies and solutions deployed, major cybersecurity risk areas, and policies and procedures to address those risks and cybersecurity incidents, as well as assessments of our cybersecurity program. The COO also informs the CEO and other members of our senior management team on a more informal basis of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Any significant cybersecurity matters and strategic risk management decisions related thereto are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity issues.

In 2023, the Company achieved its primary cybersecurity risk management objective of no material cybersecurity incidents.

As of the date of this report, the Company is not aware of any material risks from cybersecurity threats, including those resulting from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For more information about the cybersecurity risks we face, see the risk factors entitled “Data security incidents or disruptions in our information technology systems could damage our business” in Item 1A “Risk Factors” of this Form 10-K.

ITEM 2 – PROPERTIES

The Company leases its headquarters at an 8,700 square foot facility at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 30, 2025 and with a base annual rental of approximately $80,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2024 with an annual rental of approximately $206,000. VHC-IT previously leased a flexible space, 1,500 square foot facility in Nashville, Tennessee with an annual cost of approximately $32,000. The Nashville lease expired on January 31, 2023 and is currently rented on a month-to-month basis. We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our office, engineering and production facilities in China. Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2026, September 2026, and December 2026 at an aggregate annual cost of approximately $70,000. Such leases are renewable upon expiration. We also lease office space of approximately 1,700 square feet to host our software R&D team in Tianjin, China under a lease expiring in February 2026 at an annual coat of approximately $27,000.

PART II

ITEM 5 –	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market (OTCQX) under the symbol VASO. The number of record holders of common stock as of March 25, 2024, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2023		Year ended December 31, 2022
	High	Low	High	Low
First quarter	$0.29	$0.17	$0.09	$0.05
Second quarter	$0.26	$0.21	$0.11	$0.07
Third quarter	$0.34	$0.24	$0.12	$0.09
Fourth quarter	$0.35	$0.20	$0.22	$0.11

The last bid price of the Company's common stock on March 25, 2023 was $0.30 per share.

Dividend Policy

We have never paid any cash dividends on our common stock and currently do not intend to pay cash dividends in the foreseeable future.

ITEM 6 –	[RESERVED]

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●	Managed diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

●	Managed network infrastructure (routers, switches and other core equipment).

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

●	Managed network security services.

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

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC, which at the time was the healthcare business division of the General Electric Company (“GE”), to further the sale of certain medical capital equipment in certain domestic market segments. Its current offering consists of:

●	GEHC diagnostic imaging equipment and ultrasound systems.

●	GEHC service agreements for the above equipment.

●	GEHC training services for use of the above equipment.

●	GEHC and third-party financial services for the above equipment.

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

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions. These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

●	Biox™ series Holter monitors and ambulatory blood pressure recorders.

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software and algorithm subscription services.

●	MobiCare® multi-parameter wireless vital-sign monitoring system.

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge and intellectual property for cardiovascular devices and software coupled with its engineering resources to cost effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are:

●	Continue to effectively control operating costs in the current inflationary environment.

●	Continue to expand our product and service offerings as well as market penetration in all of our business segments.

●	Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GEHC product portfolio we represent, and possibly building new teams to represent other vendors.

●	Maintain and grow our equipment business by increasing efficiency, and continue to transform the operation and explore new revenue models.

●	Continue to seek accretive partnership opportunities.

●	Explore options in capital markets for our stock.

Results of Operations – For the Years Ended December 31, 2023 and 2022

Total revenues increased by $1,730,000, or 2.2%, to $81,024,000 in the year ended December 31, 2023, from $79,294,000 in the year ended December 31, 2022. We reported net income of $4,805,000 and $11,294,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $6,489,000. The decrease in net income was primarily due to higher operating expenses in 2023 and the income tax benefit generated through partial release of the deferred tax asset valuation allowance in 2022, partially offset by higher gross profit in 2023. Our net income was $0.03 per basic and diluted common share for the year ended December 31, 2023, and $0.07 and $0.06 per basic and diluted common share, respectively, for the year ended December 31, 2022.

Revenues

Revenue in the IT segment was $40,371,000 for the year ended December 31, 2023 as compared to $40,100,000 for the prior year, an increase of $271,000, or 0.7%, of which $432,000 was attributable to an increase in VHC-IT revenues offset by a decrease of $161,000 in NetWolves revenues.

Commission revenues in the professional sales service segment increased by $1,199,000, or 3.3%, to $37,820,000 in the year ended December 31, 2023, as compared to $36,621,000 in the year ended December 31, 2022. The increase was primarily due to both a higher blended commission rate for equipment delivered in 2023 and a higher volume of GEHC equipment delivered in 2023. As discussed in Note C to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2023, the Company recorded on its consolidated balance sheet deferred commission revenue of $32,194,000 for this segment (of which $16,314,000 is long-term), an increase of $1,400,000, or 4.5%, compared to $30,794,000 of deferred commission revenue at December 31, 2022 (of which $15,660,000 was long-term). The increase in deferred revenue is due principally to booked orders exceeding equipment deliveries.

Revenue in our equipment segment increased 10.1% to $2,833,000 for the year ended December 31, 2023 from $2,573,000 for the year ended December 31, 2022, as a result of a $313,000, or 91.5%, increase in our US operations due to higher ARCS®-cloud software-as-a-service revenues, offset by lower equipment sales in our China operations primarily as a result of the negative effect of foreign exchange rate fluctuations in 2023.

Gross Profit

The Company recorded gross profit of $50,593,000, or 62.4% of revenue, for the year ended December 31, 2023, compared to $47,902,000, or 60.4% of revenue, for the year ended December 31, 2022. The increase of $2,691,000, or 5.6%, was due to a $1,430,000 increase in the IT segment due mainly to higher gross margin; a$1,090,000 increase in the professional sales service segment due mainly to higher revenues; and a $171,000 increase in the equipment segment, as a result of higher revenues partially offset by lower gross margin.

IT segment gross profit increased to $17,659,000, or 43.7% of segment revenues, for the year ended December 31, 2023, as compared to $16,229,000, or 40.5% of segment revenues in the prior year, an increase of $1,430,000, of which $764,000 was attributable to NetWolves due to improved cost control, and $666,000 was attributable to VHC-IT, resulting from higher margin product mix.

Professional sales service segment gross profit was $30,799,000, or 81.4% of the segment revenues, for the year ended December 31, 2023, an increase of $1,090,000, or 3.7%, from segment gross profit of $29,709,000, or 81.1% of the segment revenue, for the year ended December 31, 2022. The increase in gross profit was due primarily to the increase in the segment revenue as a result of both a higher blended commission rate in 2023 and higher equipment delivery volume. Cost of commissions increased by $109,000, or 1.6%, to $7,021,000 for the year ended December 31, 2023, as compared to cost of commissions of $6,912,000 in 2022. The increase is due primarily to the increase in the segment revenue as gross profit margin remained little changed year over year. Cost of commissions reflects commission expense associated with certain recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit increased by $171,000, or 8.7%, to $2,135,000, or 75.4% of equipment segment revenues, for the year ended December 31, 2023, compared to $1,964,000, or 76.3% of equipment segment revenues, for the year ended December 31, 2022, due to higher segment revenue offset by lower gross profit margin in our China operations. Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of training, maintenance and servicing, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $4,195,000 for the year ended December 31, 2023 compared to operating income of $6,454,000 for the year ended December 31, 2022, a decrease of $2,259,000, or 35%. The decrease was primarily attributable to a $2,325,000 decrease in operating income in the professional sales service segment from $9,520,000 for the year ended December 31, 2022 to $7,195,000 for the year ended December 31, 2023, due to higher operating expenses mainly relating to the staffing and launching cost of the ultrasound sales program, offset by higher gross profit. The IT segment reduced its operating loss by $1,154,000 from $1,620,000 for the year ended December 31, 2022 to $466,000 for the year ended December 31, 2023, as a result primarily of higher gross profit. Operating loss in the equipment segment increased by $271,000, from $180,000 in the prior year to $451,000 for the year ended December 31, 2023, resulting mainly from higher SG&A and R&D costs, partially offset by higher gross profit. Corporate expenses increased by $818,000, from $1,266,000 in the prior year to $2,084,000 for the year ended December 31, 2023, mainly due to increases in director fees and investment banking activities.

Selling, general and administrative (SG&A) expenses for the years ended December 31, 2023 and 2022 were $45,643,000, or 56.3% of revenues, and $40,843,000, or 51.5% of revenues, respectively, reflecting an increase of $4,800,000 or 11.8%. The increase in SG&A expenditures in the year ended December 31, 2023 resulted primarily from a $3,415,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related and travel costs; a $300,000 increase in the IT segment due to higher personnel and travel costs; a $268,000 increase in the equipment segment due mainly to higher personnel costs in our China operations, and by a $818,000 increase in corporate expenses reflecting higher director fees and investment banking activities.

Research and development (R&D) expenses of $755,000, or 1% of revenues, for the year ended December 31, 2023 increased by $150,000, or 25%, from $605,000, or 1% of revenues, for the year ended December 31, 2022. The increase is primarily attributable to higher software development costs in our China operations in 2023.

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

Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for operating income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2023	2022

Net income	$4,805	$11,294
Interest expense (income), net	(858)	(85)
Income tax expense (benefit)	100	(4,743)
Depreciation and amortization	999	1,923
Share-based compensation	48	35
Adjusted EBITDA	$5,094	$8,424

Adjusted EBITDA decreased by $3,330,000, to $5,094,000 in the year ended December 31, 2023, from $8,424,000 in the year ended December 31, 2022. The decrease was primarily attributable to lower net income, lower depreciation and amortization, and higher net interest income, partially offset by the change from income tax benefit to income tax expense, as compared to the prior year. Net income decreased primarily due to higher operating expenses and lower income tax benefit in 2023, partially offset by higher revenue and gross profit.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2023 and 2022, was $710,000 and $97,000, respectively, an increase in net other income of $613,000. The increase was due primarily to $621,000 higher interest and other income arising mainly from the increase in short-term investments from $8,504,000 at December 31, 2022 to $13,979,000 at December 31, 2023.

Income Tax (Expense) Benefit

During the year ended December 31, 2023, we recorded an income tax expense of $100,000, as compared to income tax benefit of $4,743,000 in the year ended December 31, 2022. The Company utilized $5,857,000 and $7,754,000 in net operating loss carryforwards for the years ended December 31, 2023 and 2022, respectively. The change to income tax expense in 2023 arose primarily from the partial release of the deferred tax asset valuation allowance in 2022, due to estimated future taxable income. The Company has net operating loss carryforwards of approximately $25,000,000 at December 31, 2023.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2023

We have financed our operations and investment activities from working capital. At December 31, 2023, we had cash and cash equivalents and short-term investments of $25,321,000 and working capital of $15,059,000. At March 24, 2024 the Company’s cash and cash equivalents and short-term investments were approximately $29.6 million.

Cash provided by operating activities was $5,296,000 during the year ended December 31, 2023, which consisted of net income after non-cash adjustments of $6,175,000 and changes in operating assets and liabilities of $(879,000). The changes in the account balances primarily reflect a decrease in prepaid expense and other current assets of $1,271,000 and increases in accrued commissions and accrued liabilities totaling $2,617,000; partially offsetting these changes was a decrease in accounts and other receivables of $2,062,000 and an increase in deferred revenue of $1,397,000.

Cash used in investing activities during the year ended December 31, 2023 was $5,657,000, consisting of $24,473,000 in purchases of short term investments and $731,000 in purchases of equipment and software, offset by $19,457,000 in redemption of short-term investments.

Cash used in financing activities during the year ended December 31, 2023 was $134,000, consisting of $128,000 in payments of notes and finance leases and $6,000 in shares withheld for payment of payroll taxes.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations at least for the next twelve months.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2023, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Allowance for Commission Adjustments

In our professional sale service segment, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts are classified in our consolidated balance sheets in accounts receivable and deferred revenue, net of estimated commission adjustments. Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense, net of the impact of the estimated commission adjustments, when the associated deferred revenue is recorded. The commission adjustments are based on estimates of future order cancellations, which is calculated based on historical cancellation rates over multiple prior years and applicable credit policies. Such cancellation rates are subject to the uncertainty that future activity cancels at higher or lower rates than the past orders on which the rate was calculated, or that credit policies may change. While such rates have remained fairly constant in prior years, the Company, based on its current year analysis, increased its estimated cancellation rate as of December 31, 2023. Application of the rates only affects the aforementioned balance sheet accounts, there is no impact to the statement of operations.

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

The primary underlying uncertainty in evaluating the realizability of our deferred tax assets, which are primarily net operating losses, is the need to accurately project taxable income. The Company generated net operating losses in the years ended December 31, 2017, 2018 and 2019. From 2020 to 2022, this trend reversed and the Company generated increasingly higher taxable income, primarily as a result of the professional sales services segment’s growth in orders, revenue, and operating results. As a result of this trend, which we expect to continue, and the extension, through December 31, 2026, of the GEHC Agreement which underlies the performance of the professional sales segment, the Company reviewed positive and negative evidence, including improved historical operating results and the likelihood of such results continuing, and also reviewed its expected taxable income for future periods based on the positive trend in operating results and the extension of the GEHC Agreement to the end of 2026, and concluded that it is more likely than not that approximately $5.4 million of tax benefits related to net operating loss carryforwards will be utilized in the future tax years of 2023 to 2026 and, therefore, reduced its valuation allowance during the year ended December 31, 2022 in accordance with ASC 740. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.

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

We perform either a quantitative or qualitative assessment to assess if the fair value of the respective reporting unit exceeds its carrying value. The qualitative goodwill impairment assessment requires evaluating factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of our goodwill qualitative assessment process for our two applicable reporting units, when utilized, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that are considered include the results of the most recent impairment test, current forecasts, and changes in the strategic outlook or organizational structure of the reporting units. The financial forecasts of the reporting units are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2023, we determined that there was no impairment of goodwill and that the applicable reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and have concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented in the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of March 24, 2024, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	68	Chairman of the Board and Director	June, 2015
David Lieberman	79	Vice Chairman of the Board and Director	February, 2011
Jun Ma	60	President, Chief Executive Officer and Director	June, 2007
Jane Moen	44	President, Vasohealthcare and Director	March, 2020
Leon Dembo	69	Director	April, 2023
Behnam Movaseghi (1) (2)	70	Director	July, 2007
Edgar Rios (1)	71	Director	February, 2011

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

Leon Dembo has been in the private practice of law for the last 43 years and has been the managing partner of Dembo, Brown & Burns LLP (and its predecessor firm, Dembo & Saldutti LLP) since 1991.

Behnam Movaseghi, CPA, has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

Edgar G. Rios has been a director of the Company since February 2011. Mr. Rios was a co-founder, Executive Vice President, General Counsel and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002 and continued as a senior executive with United Healthcare through 2007. Prior to co-founding AmeriChoice, Mr. Rios was a senior executive with a number of businesses that provided technology services and non-technology products to government purchasers. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and the Brookings Instititution in Washington DC; and as a director of the Los Padres Foundation in Virginia. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules. During the year ended December 31, 2023, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi fulfills the role of the financial expert on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, as well as administers our stock-based benefit plans. During the year ended December 31, 2023, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2023 there were:

●	7 meetings of the Board of Directors

●	4 meetings of the Audit Committee

●	3 meetings of the Compensation Committee

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2023 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 24, 2024 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	60	President, Chief Executive Officer
Peter C. Castle	55	Chief Operating Officer
Jane Moen	44	President of VasoHealthcare
Michael J. Beecher	79	Co-Chief Financial Officer and Secretary
Jonathan P. Newton	63	Co-Chief Financial Officer and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers and employees who were serving as executive officers or employees at the end of the last completed fiscal year for services rendered for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jun Ma, PhD	2023	500,000	230,000					191,610	921,610
Chief Executive Officer	2022	500,000	220,000					85,323	805,323

Peter C. Castle	2023	350,000	80,000					12,000	442,000
Chief Operating Officer	2022	350,000	20,000					13,368	383,368

Jane Moen	2023	350,000	330,000					49,438	729,438
President of VasoHealthcare	2022	293,750	245,000					11,145	549,895

Michael J. Beecher	2023	96,000	50,000					3,570	149,570
Co-Chief Financial Officer and Secretary	2022	102,000	20,000					3,362	125,362

Jonathan P. Newton	2023	220,000	130,000					18,780	368,780
Co-Chief Financal Officer and Treasurer	2022	215,000	120,000					11,416	346,416

(1)	Represents fair value on the date of grant. See Note C to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2023 for a discussion of the relevant assumptions used in calculating grant date fair value.
(2)	Represents tax gross-ups, lodging and vehicle allowances, Company-paid life insurance, and amounts matched in the Company’s 401(k) Plan.

Outstanding Equity Awards at Last Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for our named executive officers at December 31, 2023:

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jane Moen						200,000	62,000	-	-

Jonathan P. Newton						100,000	31,000	-	-

The future vesting dates of the above stock awards are:

Name	Number of Shares or Units of Stock That Have Not Vested	Vesting Date
Jane Moen	200,000	4/1/2024

Jonathan P. Newton	100,000	1/1/2024

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

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2023 and 2022 the Company made discretionary contributions of approximately $234,000 and $112,000, respectively, to match a percentage of employee contributions.

Director’s Compensation

Each of the non-employee directors receives an annual fee of $50,000 as well as a fee of $2,500 for each Board of Directors and Committee meeting attended, except for the Chairman who receives a flat fee of $180,000 per annum. Committee chairs receive an additional annual fee of $5,000. Each director also received a fee of $30,000 plus an additional $30,000 per committee seat.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Leon Dembo	65,000	-	-	-	-	-	65,000
David Lieberman	97,500	-	-	-	-	25,624	123,124
Joshua Markowitz	240,000	-	-	-	-	-	240,000
Behnam Movaseghi	175,000	-	-	-	-	-	175,000
Edgar Rios	142,500	-	-	-	-	-	142,500

(1)	Represents health benefit premiums.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons were officers or employees of the Company during the time they held positions on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2024 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	31.99%
Jun Ma, PhD **	10,298,146	5.87%
Peter Castle **	3,125,000	1.78%
Edgar Rios **	1,625,000	*
Jane Moen **	1,605,087	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*
Leon Dembo **	-	-

** Directors and executive officers as a group
(10 persons)	78,045,555	44.52%

*	Less than 1% of the Company’s common stock

(1)	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)	Applicable percentages are based on 175,319,296 shares of common stock outstanding as of March 25, 2024, adjusted as required by rules promulgated by the SEC.
(3)	Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, 55,738,318 shares are held in trust funds of which Mr. Markowitz is the sole trustee.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	-	$0.00	-

Equity Compensation plans not approved by security holders (1)	1,058,333	$0.00	8,996,709

Total	1,058,333		8,996,709

(1)	Includes 33,333 shares of restricted common stock granted, but unissued, under the 2013 Plan, and 1,025,000 shares of restricted common stock granted, but unissued, under the 2016 Plan. The exercise price for the stock grants is zero. 496,709 shares and 8,500,000 shares remain available for future grants under the 2016 Plan and 2019 Plan, respectively.

See Note Q to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market set forth above, and has affirmatively determined that four of our non-employee directors (Mr. Rios, Mr. Markowitz, Mr. Dembo and Mr. Movaseghi) are independent.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2023, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

UHY LLP, as our independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2023 and 2022. The following table sets forth all fees for such periods:

	2023	2022
Audit fees	$260,000	$235,000
Tax fees	-	-
All other fees	31,400	-

Total	$291,400	$235,000

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1)	See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(3)(i)	(a) Restated Certificate of Incorporation (2)

(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (3)

(c)	Certificate of Amendment to Certificate of Incorporation (11)

(3)(ii)	By-Laws (1)

(4)	(a)	Specimen Certificate for Common Stock (1)

(b)	Specimen Certificate for Series E Convertible Preferred Stock (5)

(c)	Secured Subordinated Note, dated as of May 29, 2015, between Vasomedical, Inc. and MedTechnology Investments LLC (9)

(10)	(a)	Form of Stock Purchase Agreement (3)

(b)	Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (4).

(c)	2010 Stock Plan (5).

(d)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (8)

(e)	Stock Purchase Agreement dated as of August 19, 2011 among Vasomedical, Inc., Fast Growth Enterprises Limited (FGE) and the FGE Shareholders (6)

(f)	Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012 (7)

(g)	2013 Stock Plan (12)

(h)	Asset Purchase and Sale Agreement, dated as of May 29, 2015, by and among Vasomedical, Inc., VasoTechnology, Inc., NetWolves, LLC and NetWolves Corporation (9)

(i)	Subordinated Security Agreement dated as of May 29, 2015 by and between Vasomedical, Inc. and MedTechnology Investments LLC (9)

(j)	Employment Agreement dated as of June 1, 2015 between Vasomedical, Inc. and Peter C. Castle (10)

(k)	2016 Stock Plan (13)

(l)	2019 Stock Plan (14)

(21)	Subsidiaries of the Registrant

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14

(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(4)	Incorporated by reference to Report on Form 8-K/A dated May 19, 2010 and filed November 9, 2010.
(5)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2010.
(6)	Incorporated by reference to Report on Form 10-K for the fiscal year ended May 31, 2011.
(7)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(8)	Incorporated by reference to Report on Form 8-K dated March 21, 2011.
(9)	Incorporated by reference to Report on Form 8-K dated May 29, 2015.
(10)	Incorporated by reference to Report on Form 8-K dated October 8, 2015.
(11)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016.
(12)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2013.
(13)	Incorporated by reference to Report on Form 10-Q for the quarter ended June 30, 2016.
(14)	Incorporated by reference to Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2024.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2024, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer
Jun Ma	and Director (Principal Executive Officer)

/s/ Michael Beecher	Chief Financial Officer (Principal Financial Officer)
Michael Beecher

/s/ Joshua Markowitz	Chairman of the Board
Joshua Markowitz

/s/ David Lieberman	Vice Chairman of the Board
David Lieberman

/s/ Jane Moen	Director
Jane Moen

/s/ Edgar Rios	Director
Edgar Rios

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Leon Dembo	Director
Leon Dembo

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Page Two

Critical Audit Matter - Revenue recognized from sales commission with General Electric Healthcare (GEHC)

As discussed in Notes A and C to the financial statements, the Company, through its wholly owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC’s diagnostics imaging equipment to specific market segments and recognized sales commission revenue when the underlying equipment and services have been delivered or completed by GEHC. VHC has total sales commission revenue of approximately $37.8 million for the year ended December 31, 2023, which is concentrated solely with GEHC.

We identified the testing of sales commission revenue generated from GEHC as a critical audit matter. Specifically, the sales commission revenue, along with the associated deferred revenue, accounts receivable and commissions payable for VHC, is calculated through complicated formulas including order data from various files obtained from GEHC monthly and is stored in a spreadsheet file based on the master agreement and various subsequent amendments between GEHC and the Company. The audit of the spreadsheet file requires significant efforts due to the volume of data, size of the file, and complexity of formulas within the spreadsheet file.

How the Critical Audit Matter Was Addressed in the Audit

During the audit, we obtained an understanding of the design and implementation of the internal control over the revenue recognition process and over the spreadsheet file. For selected orders based on our judgment, we tested the Company’s master file for completeness, traced the source data to the various files that are further directly confirmed with GEHC on sales orders, delivery and payments received, tested the formulas for its accuracy and reasonableness and agreed the commission rates to the agreements between GEHC and further confirmed with GEHC as to which sales region achieved the target order volume. Furthermore, for a selection of orders, we verified the delivery date and customer order value to the source documents.

Critical Audit Matter – Valuation of Goodwill

As discussed in Note C to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2023 was $15.6 million. The Company performs either a quantitative or qualitative assessment to assess if the fair value of the respective reporting unit exceeds its carrying value. The qualitative goodwill impairment assessment requires evaluating factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the quantitative assessment to calculate the fair value of a reporting unit, the Company considers both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. No impairment charge was recorded for the year ended December 31, 2023.

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including our need to involve valuation specialists, when performing audit procedures to evaluate the reasonableness of inputs used in management’s estimates and assumptions. Significant management estimates include forecasted revenue growth rates, forecasted gross profit, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the analysis. We compared current and prior year forecasts prepared by management to historical revenue and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

Sterling Heights, Michigan

April 1, 2024

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,342	$11,821
Short-term investments	13,979	8,504
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $9,708 at December 31, 2023 and $6,947 at December 31, 2022	12,377	14,514
Receivables due from related parties	929	421
Inventories, net	1,470	1,473
Deferred commission expense	3,285	3,249
Prepaid expenses and other current assets	1,717	1,008
Total current assets	45,099	40,990

Property and equipment, net of accumulated depreciation of $10,358 at December 31, 2023 and $9,787 at December 31, 2022	1,174	1,340
Operating lease right of use assets	1,949	1,568
Goodwill	15,588	15,614
Intangibles, net	1,406	1,511
Other assets, net	4,902	4,726
Investment in EECP Global	683	889
Deferred tax assets, net	4,956	5,007
Total assets	$75,757	$71,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,670	$2,270
Accrued commissions	2,411	3,518
Accrued expenses and other liabilities	7,365	8,891
Finance lease liabilities - current	72	122
Operating lease liabilities - current	928	745
Sales tax payable	699	809
Deferred revenue - current portion	15,883	15,139
Notes payable - current portion	9	9
Due to related party	3	3
Total current liabilities	30,040	31,506

LONG-TERM LIABILITIES
Notes payable, net of current portion	6	15
Finance lease liabilities, net of current portion	25	96
Operating lease liabilities, net of current portion	1,020	823
Deferred revenue, net of current portion	16,317	15,664
Other long-term liabilities	1,506	1,474
Total long-term liabilities	18,874	18,072

COMMITMENTS AND CONTINGENCIES (NOTE S)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;185,627,383 and 185,435,965 shares issued at December 31, 2023 and 2022, respectively; 175,319,296 and 175,127,878 shares outstanding at December 31, 2023 and 2022, respectively	186	185
Additional paid-in capital	63,993	63,952
Accumulated deficit	(35,032)	(39,837)
Accumulated other comprehensive loss	(304)	(233)
Treasury stock, at cost, 10,308,087 shares at December 31, 2023 and 2022	(2,000)	(2,000)
Total stockholders’ equity	26,843	22,067
	$75,757	$71,645

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2023	2022
Revenues
Managed IT systems and services	$40,371	$40,100
Professional sales services	37,820	36,621
Equipment sales and services	2,833	2,573
Total revenues	81,024	79,294

Cost of revenues
Cost of managed IT systems and services	22,712	23,871
Cost of professional sales services	7,021	6,912
Cost of equipment sales and services	698	609
Total cost of revenues	30,431	31,392
Gross profit	50,593	47,902

Operating expenses
Selling, general and administrative	45,643	40,843
Research and development	755	605
Total operating expenses	46,398	41,448
Operating income	4,195	6,454

Other (expense) income
Interest and financing costs	(50)	(44)
Interest and other income, net	764	143
Loss on disposal of fixed assets	(4)	(2)
Total other income, net	710	97

Income before income taxes	4,905	6,551
Income tax (expense) benefit	(100)	4,743
Net income	4,805	11,294

Other comprehensive income
Foreign currency translation loss	(71)	(343)
Comprehensive income	$4,734	$10,951

Income per common share
- basic	$0.03	$0.07
- diluted	$0.03	$0.06

Weighted average common shares outstanding
- basic	174,441	173,065
- diluted	175,541	174,656

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	185,436	$185	(10,308)	(2,000)	$63,917	$(51,131)	$110	$11,081
Share-based compensation	-	-	-	-	35	-	-	35
Foreign currency translation loss	-	-	-	-	-	-	(343)	(343)
Net income	-	-	-	-	-	11,294	-	11,294
Balance at December 31, 2022	185,436	$185	(10,308)	$(2,000)	$63,952	$(39,837)	$(233)	$22,067

Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	191	1	-	-	47	-	-	48
Shares withheld for employee tax liability	-	-	-	-	(6)	-	-	(6)
Foreign currency translation loss	-	-	-	-	-	-	(71)	(71)
Net income	-	-	-	-	-	4,805	-	4,805
Balance at December 31, 2023	185,627	$186	(10,308)	$(2,000)	$63,993	$(35,032)	$(304)	$26,843

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2023	2022
Cash flows from operating activities
Net income	$4,805	$11,294
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	999	1,923
Deferred income taxes	51	(4,788)
Loss from investment in EECP Global	206	154
Provision for credit losses and commission adjustments	66	63
Share-based compensation	48	35
Changes in operating assets and liabilities:
Accounts and other receivables	2,062	480
Due from related parties	(498)	(343)
Inventories	(22)	(416)
Deferred commission expense	(36)	300
Prepaid expenses and other current assets	(1,271)	(103)
Other assets, net	(213)	(2,422)
Accounts payable	402	(521)
Accrued commissions	(1,068)	950
Accrued expenses and other liabilities	(1,549)	1,392
Sales tax payable	(105)	108
Deferred revenue	1,397	5,838
Due to related party	(10)	(14)
Other long-term liabilities	32	486
Net cash provided by operating activities	5,296	14,416

Cash flows from investing activities
Purchases of equipment and software	(731)	(566)
Purchases of short-term investments	(24,473)	(8,000)
Redemption of short-term investments	19,547	149
Net cash used in investing activities	(5,657)	(8,417)

Cash flows from financing activities
Payroll taxes paid by withholding shares	(6)	-
Repayment of notes payable and finance lease obligations	(128)	(230)
Net cash used in financing activities	(134)	(230)
Effect of exchange rate differences on cash and cash equivalents	16	27

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(479)	5,796
Cash and cash equivalents - beginning of period	11,821	6,025
Cash and cash equivalents - end of period	$11,342	$11,821

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$17	$44
Income taxes paid	$89	$48

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,174	$1,396

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2026, subject to earlier termination under certain conditions. The scope of the agreement has also been expanded in 2023 to include ultrasound systems.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Over the last 10+ years the Company’s Equipment business has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company, through Gentone, acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in China in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox™ series ambulatory patient monitoring systems, ARCS® series software for ECG and blood pressure analysis, and the MobiCare® patient monitoring device.

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

Achari Business Combination Agreement

As previously announced, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”) (NASDAQ: AVHI), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari (“Merger Sub”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Achari. Upon the closing of the Business Combination Agreement (the “Closing”), we anticipate that Achari will change its name to “Vaso Holdings Corp.” or an alternative name chosen by the Company and reasonably acceptable to Achari (“New Vaso”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to collectively as the “Business Combination”.

Upon the Closing, New Vaso would have authorized shares of Class A common stock and Class B common stock. The Business Combination Agreement establishes a pro forma equity value of the Company at approximately $176 million, at $10.00 per share of Class A common stock. As such, we believe that the current Vaso stockholders would receive approximately 17.6 million shares of Class A common stock and the current Achari shareholders would maintain between 500 thousand and 750 thousand shares of Class A common stock depending on Achari’s unpaid expenses at the Closing and presuming the redemption of all outstanding public shares of Achari on or prior to the Closing. In addition, current Achari warrant holders would have outstanding warrants to purchase a minimum of 8.25 million shares of Class A common stock at an exercise price of $11.50 per share. No shares of Class B common stock are expected to be outstanding immediately after the Business Combination.

The Boards of Directors of Vaso and Achari have each approved the Business Combination, the consummation of which is subject to various customary closing conditions, including the filing and effectiveness of a Registration Statement on Form S-4 (as amended or supplemented, the “Registration Statement”) by Achari with the United States Securities and Exchange Commission (“SEC”), the filing of a proxy statement by Vaso with the SEC and clearance by the SEC, and the approval of a majority of shareholders of both Achari and Vaso of the proposed business combination (Vaso shareholders representing approximately 44% of Vaso’s outstanding shares have entered into support agreements committing them to vote in favor of the Business Combination). The Business Combination is expected to close in the second quarter of 2024.

NOTE B – REVISIONS

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have increased the accumulated deficit at January 1, 2022 by $229,000 to reflect $287,000 lower commission revenue and $58,000 lower commission expense, and corrected the accompanying Consolidated Balance Sheets as of December 31, 2022 and the Consolidated Statements of Operations and Comprehensive Income, Cash Flows, and Changes in Stockholders’ Equity for the year ended December 31, 2022, and the related notes to revise for those misstatements that impacted such periods.

The following are selected line items from the Company’s Consolidated Financial Statements illustrating the effect of these corrections:

	Consolidated Balance Sheet
	As of December 31, 2022
(in thousands)	As Reported	Adjustment	As Revised
Accounts and other receivables	$15,524	$(1,010)	$14,514
Accrued commissions	$3,720	$(202)	$3,518
Accumulated deficit	$(39,029)	$(808)	$(39,837)

	Consolidated Statement of Operations and Comprehensive Income
	Year ended December 31, 2022
(in thousands, except per share data)	As Reported	Adjustment	As Revised
Revenues
Professional sales services	$37,344	$(723)	$36,621

Cost of revenues
Cost of professional sales services	$7,056	$(144)	$6,912

Gross Profit - professional sales services segment	$30,288	$(579)	$29,709

Operating income	$7,033	$(579)	$6,454

Net income	$11,873	$(579)	$11,294

Comprehensive income	$11,530	$(579)	$10,951

Income per common share
- basic	$0.07	$(0.00)	$0.07
- diluted	$0.07	$(0.00)	$0.06

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

	Consolidated Statement of Changes in Stockholders’ Equity
	Accumulated Deficit			Total Stockholders’ Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at January 1, 2022	$(50,902)	$(229)	$(51,131)	$11,310	$(229)	$11,081

Net income	$11,873	$(579)	$11,294	$11,873	$(579)	$11,294

Balance at December 31, 2022	$(39,029)	$(808)	$(39,837)	$22,875	$(808)	$22,067

	Consolidated Statement of Cash Flows
	Year ended December 31, 2022
(in thousands)	As Reported	Adjustment	As Revised
Net income	$11,873	$(579)	$11,294
Accounts and other receivables	$(243)	$723	$480
Accrued commissions	$1,094	$(144)	$950

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the Years Ended December 31, 2023 and 2022

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

Revenue relating to recurring managed network and voice services provided by NetWolves, for which the customer has unlimited access to such services throughout the contract term, are thus recognized as provided on a monthly basis (“over time”). Non-recurring charges related to the provision of such services are recognized in the period provided (“point in time”). In the IT VAR business, software system installations are recognized upon verification of installation and expiration of an acceptance period (“point in time”). Monthly post-implementation customer support – a stand-ready obligation of the Company to provide maintenance services if and when needed - provided under such installations, as well as software solutions offered under a monthly Software as a Service (“SaaS”) fee basis, for which the customer has unlimited access to such services throughout the contract term, are thus recognized monthly over the contract term (“over time”).

●	VasoHealthcare

Commission revenue is recognized when the underlying equipment has been delivered by GEHC and accepted at the customer site in accordance with the terms of the specific sales agreement (“point in time”).

●	VasoMedical

In the United States, we recognized revenue from the sale of our medical equipment in the period in which we deliver the product to the customer (“point in time”). Revenue from the sale of our medical equipment to international markets is recognized upon shipment of the product to a common carrier, as are supplies, accessories and spare parts delivered in both domestic and international markets (“point in time”). Revenue from the provision of ARCS® under a monthly SaaS fee basis, for which the customer has unlimited access to such services throughout the contract term, are thus recognized monthly over the contract term (“over time”). The Company also recognizes revenue from the maintenance of its medical products either on a time and material as-billed basis (“point in time”) or through the sale of a service contract, where revenue is recognized ratably over the contract term (“over time”).

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Year Ended December 31, 2023				Year Ended December 31, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$35,673	$-	$-	$35,673	$35,833	$-	$-	$35,833
Software sales and support	4,698	-	-	4,698	4,267	-	-	4,267
Commissions	-	37,820	-	37,820	-	36,621	-	36,621
Medical equipment sales	-	-	2,708	2,708	-	-	2,450	2,450
Medical equipment service	-	-	125	125	-	-	123	123
	$40,371	$37,820	$2,833	$81,024	$40,100	$36,621	$2,573	$79,294

	Year Ended December 31, 2023				Year Ended December 31, 2022
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$37,223	$-	$600	$37,823	$37,089	$-	$325	$37,414
Revenue recognized at a point in time	3,148	37,820	2,233	43,201	3,011	36,621	2,248	41,880
	$40,371	$37,820	$2,833	$81,024	$40,100	$36,621	$2,573	$79,294

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $95 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Unfulfilled performance obligations	$44,667	$19,861	$6,240	$23,918

As of December 31, 2022, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $91 million.

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the consolidated balance sheets). Contract liabilities arise in our IT, VasoHealthcare, and VasoMedical businesses. In our VHC IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $419,000 and $481,000 at December 31, 2023 and 2022, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $32,194,000 and $30,794,000 at December 31, 2023 and 2022, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue net of estimated commission adjustments. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $971,000 and $2,577,000 at December 31, 2023 and 2022, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $6,000 and $9,000 at December 31, 2023 and 2022, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2023	2022
Contract receivables - January 1	15,306	15,474
Contract receivables - December 31	13,398	15,306
Increase (decrease)	(1,909)	(168)

Contract liabilities - January 1	33,861	26,890
Contract liabilities - December 31	33,589	33,861
Increase (decrease)	(272)	6,971

The decrease in contract receivables and liabilities in 2023 is due primarily to increased estimate of allowance for commission adjustments in our VasoHealthcare business. During the years ended December 31, 2023 and 2022, we recognized approximately $9.2 million and $9.1 million, respectively, of revenues that were included in our contract liability balance at the beginning of such periods.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance. In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer. We recognized approximately $2,561,000 and $2,732,000 of amortization related to these sales commission assets in “Cost of professional sales services” in 2023 and 2022, respectively, and approximately $75,000 and $79,000 of amortization in “Selling, general and administrative” expense in 2023 and 2022, respectively, in our consolidated statements of operations and comprehensive income.

At December 31, 2023 and 2022, our consolidated balance sheets include approximately $7,106,000 and $7,113,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,285,000 and $3,249,000, respectively, is recorded in deferred commission expense and $3,821,000 and $3,864,000, respectively, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate is reviewed each quarter and adjusted as necessary. In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors. The Company recognized increases (decreases) in revenue associated with revisions to variable consideration for previously completed performance obligations of $3,000 and $(5,000) for the years ended December 31, 2023 and 2022 respectively.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company granted 225,000 restricted shares of common stock valued at $50,000 to employees. The shares vest over five years from the grant date. The total fair value of shares vested during the year ended December 31, 2023 was $27,000 for officers and $24,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2023 was $0.22 per share, based on the closing price as of the grant date.

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

The Company did not grant any stock options during the years ended December 31, 2023 or 2022, nor were any options exercised during such periods. No options were outstanding at December 31, 2023 or 2022.

Share-based compensation expense recognized for the years ended December 31, 2023 and 2022 was $48,000 and $35,000, respectively, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income. Unrecognized expense related to existing share-based compensation and arrangements is approximately $114,000 at December 31, 2023 and will be recognized over a weighted-average period of approximately 46 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short term investments

The Company’s short-term investments consist of six-month U.S. Treasury bills and bank deposits with yields based on underlying debt and equity securities. The U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $13,555,000, including approximately $216,000 in accrued interest, at December 31, 2023. Their fair value at December 31, 2023 is approximately $13,559,000 and the unrecognized holding gain is $4,000 for the year ended December 31, 2023. The bank deposits are carried at fair value of approximately $424,000 at December 31, 2023 and are classified as available-for-sale. Realized gains or losses on the bank deposits are included in net income. The Company does not expect a credit loss for its short-term investments.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of December 31, 2023 and 2022, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

The following table presents information about the Company’s assets measured at fair value as of December 31, 2023 and 2022:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds and treasury bills	$10,522	$-	$-	$10,522
Bank deposits (included in short term investments)	424			424
	$10,946	$-	$-	$10,946

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Cash equivalents invested in money market funds	$7,934	$-	$-	$7,934
Bank deposits (included in short term investments)	433			433
	$8,367	$-	$-	$8,367

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2023	2022
Beginning Balance	$6,947	$5,804
Provision for losses on accounts receivable	66	63
Direct write-offs, net of recoveries	(60)	(159)
Commission adjustments	2,755	1,239
Ending Balance	$9,708	$6,947

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2023 and 2022, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions which exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 by approximately $10,054,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $467,000 and $1,234,000 at December 31, 2023 and 2022, respectively.

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

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2023 and 2022.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

We perform either a quantitative or qualitative assessment to assess if the fair value of the respective reporting unit exceeds its carrying value. The qualitative goodwill impairment assessment requires evaluating factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of our goodwill qualitative assessment process for our two applicable reporting units, when utilized, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that are considered include the results of the most recent impairment test, current forecasts, and changes in the strategic outlook or organizational structure of the reporting units. The financial forecasts of the reporting units are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2023 and 2022, we determined that there was no impairment of goodwill and that the applicable reporting units’ estimated fair values were substantially in excess of their carrying amounts.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $253,000 and $0 in software development costs for the years ended December 31, 2023 and 2022, respectively. No intangible assets were determined to be impaired as of December 31, 2023 and 2022.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2020. According to the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, the general practice is going back five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Foreign Currency Translation Gain (Loss) and Comprehensive Income

In the country in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.  For the years ended December 31, 2023 and 2022, other comprehensive income includes losses of $71,000 and $343,000, respectively, which were entirely from foreign currency translation loss.

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2023	2022
Basic weighted average shares outstanding	174,441	173,065
Dilutive effect of unvested restricted shares	1,100	1,591
Diluted weighted average shares outstanding	175,541	174,656

No common stock equivalents were excluded from the computation of diluted earnings per share for the years ended December 31, 2023 and 2022.

Recently Adopted Accounting Standards

On January 1, 2023 the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amended ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements as of January 1, 2023.

On January 1, 2023 the Company adopted ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU required that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a rollforward of the obligations. As the Company does not engage in supplier finance programs, the adoption of this standard did not have a material impact on its Consolidated Financial Statements as of January 1, 2023.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Recently Issued Accounting Standards To Be Adopted

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures. This ASU enhances disclosures required for reportable segments in both annual and interim consolidated financial statements. The ASU, which requires retrospective application, is effective for annual reporting periods beginning with the year ending December 31, 2024, and interim periods beginning with the three months ending March 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

NOTE D – SEGMENT REPORTING

The Company views its business in three segments – the IT segment, the professional sales service segment, and the equipment segment. The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp. The professional sales service segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC. The equipment segment is engaged in designing, manufacturing, marketing and supporting of proprietary medical devices and software, as well as managing the domestic business of EECP® per a management service agreement with EECP Global.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

	(in thousands)
	Year ended December 31,
	2023	2022
Revenues from external customers
IT	$40,371	$40,100
Professional sales service	37,820	36,621
Equipment	2,833	2,573
Total revenues	$81,024	$79,294

Gross Profit
IT	$17,659	$16,229
Professional sales service	30,799	29,709
Equipment	2,135	1,964
Total gross profit	$50,593	$47,902

Operating income (loss)
IT	$(466)	$(1,620)
Professional sales service	7,195	9,520
Equipment	(451)	(180)
Corporate	(2,083)	(1,266)
Total operating income	$4,195	$6,454

Depreciation and amortization
IT	$869	$1,692
Professional sales service	84	33
Equipment	46	198
Corporate	-	-
Total depreciation and amortization	$999	$1,923

Capital expenditures
IT	$357	$406
Professional sales service	87	125
Equipment	287	34
Corporate	-	1
Total cash capital expenditures	$731	$566

	December 31, 2023	December 31, 2022
Identifiable Assets
IT	$22,425	$22,201
Professional sales service	18,955	20,674
Equipment	7,114	6,957
Corporate	27,263	21,813
Total assets	$75,757	$71,645

For the years ended December 31, 2023 and 2022, GEHC accounted for 47% and 46% of revenue, respectively. Also, GEHC accounted for $9.3 million, or 75%, and $11.8 million, or 81%, of accounts and other receivables at December 31, 2023 and 2022, respectively.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Our revenues were derived from the following geographic areas:

	(in thousands)
	Year ended December 31,
	2023	2022
Domestic (United States)	$78,843	$77,062
Non-domestic (foreign)	2,181	$2,232
	$81,024	$79,294

NOTE E – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2023 and 2022:

	(in thousands)
	December 31, 2023	December 31, 2022
Trade receivables	$22,085	$21,461
Allowance for credit losses and commission adjustments	(9,708)	(6,947)
Accounts and other receivables, net	$12,377	$14,514

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

NOTE F – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Raw materials	$832	$751
Work in process	11	6
Finished goods	627	716
	$1,470	$1,473

At December 31, 2023 and 2022, the Company maintained reserves for slow moving inventories of $164,000 and $163,000, respectively.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2023	December 31, 2022
Office, laboratory and other equipment	$2,084	$1,928
Equipment furnished for customer use	8,233	7,981
Right of use assets - finance leases	1,116	1,119
Furniture and fixtures	99	99
	11,532	11,127
Less: accumulated depreciation and amortization	(10,358)	(9,787)
Property and equipment, net	$1,174	$1,340

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $951,000 and $858,000 at December 31, 2023 and 2022, respectively. Depreciation expense amounted to approximately $635,000 and $1,372,000 for the years ended December 31, 2023 and 2022, respectively. Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,213,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended	Year ended
	December 31, 2023	December 31, 2022
Beginning of period	$15,614	$15,722
Foreign currency translation adjustment	(26)	(108)
End of period	$15,588	$15,614

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2023	December 31, 2022
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,790)	(4,557)
	1,041	1,274

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	2,618	2,362
Accumulated amortization	(2,253)	(2,125)
	365	237

	$1,406	$1,511

The Company owns, through our Chinese subsidiaries, thirty-five invention and utility patents that expire at various times through 2041, as well as sixteen software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. Costs incurred for submitting the applications to the United States Patent and Trademark Office or other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset’s estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $361,000 and $551,000 for the years ended December 31, 2023 and 2022, respectively. Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
2024	325
2025	254
2026	199
2027	169
2028	131
$1,078

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE I – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Deferred commission expense - noncurrent	$3,821	$3,864
Trade receivables - noncurrent	1,021	792
Other, net of allowance for loss on loan receivable of $412 at December 31, 2023 and 2022	60	70
	$4,902	$4,726

NOTE J – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2023	2022
Deferred revenue at beginning of period	$30,803	$24,965
Net additions:
Deferred extended service contracts	2	3
Deferred commission revenues	15,064	19,666
Recognized as revenue:
Deferred extended service contracts	(4)	(4)
Deferred commission revenues	(13,665)	(13,827)
Deferred revenue at end of period	32,200	30,803
Less: current portion	15,883	15,139
Long-term deferred revenue at end of period	$16,317	$15,664

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Accrued compensation	$2,482	$2,652
Accrued expenses - other	2,142	2,012
Order reduction liability	971	2,577
Other liabilities	1,770	1,650
	$7,365	$8,891

NOTE L – RELATED-PARTY TRANSACTIONS

David Lieberman, a practicing attorney in the State of New York, serves as Vice Chairman of the Board of Directors. Until July 2022, he was a senior partner at the law firm of Beckman Lieberman and Associates, LLP, which performed certain legal services for the Company. Fees of approximately $0 and $95,000 were billed by the firm for the years ended December 31, 2023 and 2022, respectively, at which dates no amounts were outstanding.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE M – NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable consists of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Notes payable	15	24
Less: current portion	(9)	(9)
	$6	$15

Notes payable consists of a vehicle loan. The note is secured by the vehicle, bears interest at 1.9% per annum and matures in August 2025.

On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement expired August 31, 2023 and was renewed through August 31, 2024. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2023, at which time no amounts had been drawn.

NOTE N – LEASES

The Company enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles and equipment provided to certain employees in the professional sales services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its ROU assets and lease liabilities. The Company made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2023	December 31, 2022

Lease liabilities - current
Finance leases	$72	$122
Operating leases	928	745
	$1,000	$867
Lease liabilities - net of current portion
Finance leases	$25	$96
Operating leases	1,020	823
	$1,045	$919

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2023 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2024	83	932	1,015
2025	25	697	722
2026	-	406	406
2027	-	124	124
Undiscounted lease payments	108	2,159	2,267
Amount representing interest	(11)	(211)	(222)
Discounted lease liabilities	97	1,948	2,045

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Additional disclosures of lease data are set forth below:

	(in thousands)
	Year ended December 31,
	2023	2022

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$107	$154
Interest on lease liabilities	23	44
	130	198
Operating lease costs	1,011	878
Short-term lease costs	52	52
Total lease cost	1,193	$1,128

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$144	$44
Operating cash flows from operating leases	1,011	878
Financing cash flows from finance leases	119	222
	1,274	$1,144

	December 31, 2023	December 31, 2022

Weighted-average remaining lease term - finance leases (months)	16	23
Weighted-average remaining lease term - operating leases (months)	31	30

Weighted-average discount rate - finance leases	16.4%	14.2%
Weighted-average discount rate - operating leases	8.4%	9.1%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE O – EQUITY IN THE EECP BUSINESS

On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its then wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to Chongqing PSK-Health Sci-Tech Development Co. Ltd, a China-based company, for $1,150,000. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed a Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its consolidated statements of operations and comprehensive income. For the years ended December 31, 2023 and 2022, the Company’s share of EECP Global’s loss was approximately $206,000 and $154,000, respectively. At December 31, 2023 and 2022, the Company recorded Receivables due from related parties, net of approximately $901,000 and $403,000, respectively, on its consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements, net of receivables collected on its behalf due to EECP Global.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE P – STOCKHOLDERS’ EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People’s Republic of China (“PRC”) accounting standards and regulations. Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2023 and 2022, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is also subject to a withholding tax.

NOTE Q – OPTION AND STOCK ISSUANCE PLANS

2013 Stock Option and Stock Issuance Plan

On October 30, 2013, the Board of Directors (“Board”) approved the 2013 Stock Plan (the “2013 Plan”) for officers, directors, employees and consultants of the Company. The stock issuable under the 2013 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock. The maximum number of shares of common stock which may be issued under the 2013 Plan is 7,500,000 shares.

The 2013 Plan is comprised of two separate equity programs, the Options Grant Program, under which eligible persons may be granted options to purchase shares of common stock, and the Stock Issuance Program, under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. The 2013 Plan provides that the Board, or a committee of the Board, will administer it with full authority to determine the identity of the recipients of the options or shares and the number of options or shares.

During the year ended December 31, 2023, no options or shares of common stock were granted or forfeited, and 759,120 shares expired. 3,540 shares were withheld for withholding taxes.

2016 Stock Issuance Plan

On June 15, 2016, the Board approved the 2016 Stock Plan (the “2016 Plan”) for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation.  The stock issuable under the 2016 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock.  The maximum number of shares of common stock that may be issued under the 2016 Plan is 7,500,000 shares.

The 2016 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

During the year ended December 31, 2023, 225,000 shares of common stock were granted under the 2016 Plan and 21,709 shares were withheld for withholding taxes.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

2019 Stock Issuance Plan

In May 2019, the Board approved the 2019 Stock Plan (the “2019 Plan”) for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation. The stock issuable under the 2019 Plan shall be shares of the Company’s authorized but unissued or reacquired common stock. The maximum number of shares of common stock that may be issued under the 2019 Plan is 15,000,000 shares.

The 2019 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

During the year ended December 31, 2023, no shares were granted under the 2019 Plan.

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2023:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	10,915,580	2,990,000	$0.02
Authorized	-	-	$-
Granted	(1,050,000)	1,050,000	$0.11
Vested	-	(1,300,000)	$0.02
Forfeited	90,000	(90,000)	$0.05
Expired	-	-	$-
Balance at December 31, 2022	9,955,580	2,650,000	$0.06
Authorized	-	-	$-
Granted	(225,000)	225,000	$0.22
Vested	-	(1,491,418)	$0.03
Forfeited	25,249	(25,249)	$0.11
Expired	(759,120)	-	$-
Balance at December 31, 2023	8,996,709	1,358,333	$0.11

There were 54,317,575 remaining authorized shares of common stock after reserves for all stock option plans.

NOTE R – INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2023	2022
Domestic	$5,085	$6,244
Foreign	(180)	307
Income before provision for income taxes	$4,905	$6,551

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2023	2022
Current provision (benefit)
Federal	$-	$-
State	50	36
Foreign	(1)	9
Total current provision (benefit)	49	45

Deferred provision (benefit)
Federal	40	(3,724)
State	11	(1,064)
Foreign	-	-
Total deferred provision (benefit)	51	(4,788)

Total income tax provision (benefit)	$100	$(4,743)

Effective income tax rate	2.04%	-72.40%

The income tax expense of $100,000 for the year ended December 31, 2023 was due $50,000 in state income taxes and a $51,000 reduction in deferred tax assets, offset by a $1,000 foreign tax benefit. The income tax benefit of $4,743,000 for the year ended December 31, 2022 was due to the partial release of deferred tax asset valuation allowance, offset by $36,000 in state income taxes and $9,000 in foreign taxes.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2023	December 31, 2022
	%	%
Federal statutory rate	21.00	21.00
State income taxes	6.19	6.11
Change in valuation allowance relating to operations	(17.96)	(92.63)
Foreign tax rate differential	(2.71)	(0.81)
R&D credit	1.87	0.58
Nondeductible expenses	0.71	0.22
Other	(7.06)	(6.87)
	2.04	(72.40)

The effective tax rate increased mainly due to the impact of the partial release of the deferred tax asset valuation allowance in 2022.

As of December 31, 2023, the recorded deferred tax assets were $11,547,000, reflecting a decrease of $459,000 during the year ended December 31, 2023, which was offset by a valuation allowance of $3,663,000, reflecting a decrease of $880,000.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$6,796	$8,367
Amortization	590	328
Stock-based compensation	4	7
Allowance for doubtful accounts	100	99
Reserve for slow moving inventory	46	46
Tax credits	324	416
Expense accruals	855	908
Capitalized R&D	13	-
Deferred revenue	2,819	1,835
Total gross deferred taxes	11,547	12,006
Valuation allowance	(3,663)	(4,543)
Net deferred tax assets	7,884	7,463

Deferred Tax Liabilities:
Deferred commissions	(701)	(464)
Goodwill	(2,221)	(1,962)
Depreciation	(7)	(30)
Total deferred tax liabilities	(2,929)	(2,456)

Total deferred tax assets (liabilities)	4,955	5,007

Recorded as:
Non-current deferred tax assets	4,955	5,007
Non-current deferred tax liabilities	-	-
Total deferred tax assets (liabilities)	$4,955	$5,007

The activity in the valuation allowance is set forth below:

	(in thousands)
	2023	2022
Valuation allowance, January 1,	$4,543	$10,769
Partial release of allowance	-	(4,840)
Change in valuation allowance	(880)	(1,386)
Valuation allowance, December 31,	$3,663	$4,543

At December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18 million expiring at various dates from 2023 through 2037 and approximately $7 million with no expiration date.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE S – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In October 2022, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2026, subject to early termination by GEHC without cause with certain conditions. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GEHC diagnostic imaging and ultrasound products to specific market accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company met all the contractual conditions in 2023.

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

On December 31, 2023, the Company executed an Employment Agreement with the President of its VasoHealthcare subsidiary, Ms. Jane Moen, to provide for a twenty-seven month initial term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond December 31, 2026 or the earlier termination of the GEHC Agreement. The Employment Agreement provides for annual base compensation of $350,000. Ms. Moen shall be eligible to receive bonuses for each fiscal year during the employment term. The amount and the occasion for payment of such bonuses, if any, shall be based on employment status as well as achieving certain operating targets. Ms. Moen shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Licensing and Support Service Agreement

In December 2023, NetWolves extended the licensing and support service agreement of its billing system for an additional year, to expire December 2024. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $337,000 and $339,000 for the years ended December 31, 2023 and 2022, respectively.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Foreign operations

During the years ended December 31, 2023 and 2022, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

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

NOTE T - 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. The Company doubled its employer match percentage in 2023 and made discretionary contributions of approximately $234,000 and $112,000 in the years ended December 31, 2023 and 2022, respectively.