Form 10-Q
period 2024-03-31
VASO Corp
filed 2024-05-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2024– 175,319,296

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,536	$11,342
Short-term investments	4,235	13,979
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $9,508 at March 31, 2024 and $9,708 at December 31, 2023	7,465	12,377
Receivables due from related parties	1,053	929
Inventories, net	1,566	1,470
Deferred commission expense	3,367	3,285
Prepaid expenses and other current assets	1,776	1,717
Total current assets	38,998	45,099

Property and equipment, net of accumulated depreciation of $10,456 at March 31, 2024 and $10,538 at December 31, 2023	1,302	1,174
Operating lease right of use assets	1,826	1,949
Goodwill	15,562	15,588
Intangibles, net	1,424	1,406
Other assets, net	4,724	4,902
Investment in EECP Global	652	683
Deferred tax assets, net	4,956	4,956
Total assets	$69,444	$75,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,976	$2,670
Accrued commissions	326	2,411
Accrued expenses and other liabilities	4,904	7,365
Finance lease liabilities - current	75	72
Operating lease liabilities - current	887	928
Sales tax payable	685	699
Deferred revenue - current portion	17,272	15,883
Notes payable - current portion	147	9
Due to related party	3	3
Total current liabilities	27,275	30,040

LONG-TERM LIABILITIES
Notes payable, net of current portion	4	6
Finance lease liabilities, net of current portion	5	25
Operating lease liabilities, net of current portion	938	1,020
Deferred revenue, net of current portion	14,157	16,317
Other long-term liabilities	1,487	1,506
Total long-term liabilities	16,591	18,874

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 185,627,383 shares issued at March 31, 2024 and December 31, 2023; 175,319,296 shares outstanding at March 31, 2024 and December 31, 2023	186	186
Additional paid-in capital	64,002	63,993
Accumulated deficit	(36,205)	(35,032)
Accumulated other comprehensive loss	(405)	(304)
Treasury stock, at cost, 10,308,087 shares at March 31, 2024 and December 31, 2023	(2,000)	(2,000)
Total stockholders’ equity	25,578	26,843
	$69,444	$75,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2024	2023
Revenues
Managed IT systems and services	$10,153	$10,274
Professional sales services	8,127	8,125
Equipment sales and services	458	637
Total revenues	18,738	19,036

Cost of revenues
Cost of managed IT systems and services	5,958	5,834
Cost of professional sales services	1,749	1,482
Cost of equipment sales and services	113	158
Total cost of revenues	7,820	7,474
Gross profit	10,918	11,562

Operating expenses
Selling, general and administrative	12,195	11,143
Research and development	191	157
Total operating expenses	12,386	11,300
Operating (loss) income	(1,468)	262

Other (expense) income
Interest and financing costs	(3)	(28)
Interest and other income, net	311	83
Loss on disposal of fixed assets	(1)	(1)
Total other income, net	307	54

(Loss) income before income taxes	(1,161)	316
Income tax expense	(12)	(10)
Net (loss) income	(1,173)	306

Other comprehensive income
Foreign currency translation (loss) income	(101)	15
Comprehensive (loss) income	$(1,274)	$321

(Loss) income per common share
- basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding
- basic	175,119	173,628
- diluted	175,119	175,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	306	-	306
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(39,531)	$(218)	$22,401

Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,173)	$306
Adjustments to reconcile net (loss) income to net cash used by operating activities
Depreciation and amortization	185	273
Loss from investment in EECP Global	31	78
Provision for credit losses and commission adjustments	25	21
Share-based compensation	9	13
Changes in operating assets and liabilities:
Accounts and other receivables	4,876	2,420
Inventories	(111)	(22)
Deferred commission expense	(82)	237
Prepaid expenses and other current assets	59	(794)
Other assets, net	265	(596)
Accounts payable	307	(34)
Accrued commissions	(1,933)	(1,964)
Accrued expenses and other liabilities	(2,601)	(2,455)
Sales tax payable	(12)	(180)
Deferred revenue	(772)	750
Due to related party	(124)	(196)
Other long-term liabilities	(19)	202
Net cash used by operating activities	(1,070)	(1,941)

Cash flows from investing activities
Purchases of equipment and software	(472)	(148)
Purchases of short-term investments	-	(5,070)
Redemption of short-term investments	9,616	5,070
Net cash provided by (used in) investing activities	9,144	(148)

Cash flows from financing activities
Proceeds from note payable	140	-
Repayment of notes payable and finance lease obligations	(19)	(48)
Net cash provided by (used in) financing activities	121	(48)
Effect of exchange rate differences on cash and cash equivalents	(1)	(19)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,194	(2,156)
Cash and cash equivalents - beginning of period	11,342	11,821
Cash and cash equivalents - end of period	$19,536	$9,665

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$2	$6
Income taxes paid	$-	$23

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$115	$222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A – ORGANIZATION AND PLAN OF OPERATIONS

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

VasoHealthcare’s current offerings consist of:

●	GEHC diagnostic imaging capital equipment and ultrasound systems.

●	GEHC service agreements for the above equipment.

●	GEHC training services for use of the above equipment.

●	GEHC and third-party financial services.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

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

Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have increased the accumulated deficit at January 1, 2023 by $808,000 to reflect $1,010,000 lower commission revenue and $202,000 lower commission expense, and corrected the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows, and Changes in Stockholders’ Equity for the three months ended March 31, 2023, and the related notes to revise for those misstatements that impacted such periods.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following are selected line items from the Company’s Condensed Consolidated Financial Statements illustrating the effect of these corrections:

	Consolidated Statement of Operations and Comprehensive Income
	Three months ended March 31, 2023
(in thousands, except per share data)	As Reported	Adjustment	As Revised
Revenues
Professional sales services	$8,310	$(185)	$8,125

Cost of revenues
Cost of professional sales services	$1,519	$(37)	$1,482

Gross Profit - professional sales services segment	$6,791	$(148)	$6,643

Operating income	$410	$(148)	$262

Net income	$454	$(148)	$306

Comprehensive income	$469	$(148)	$321

Income per common share
- basic	$0.00	$(0.00)	$0.00
- diluted	$0.00	$(0.00)	$0.00

	Consolidated Statement of Changes in Stockholders’ Equity
	Accumulated Deficit			Total Stockholders’ Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Balance at January 1, 2023	$(39,029)	$(808)	$(39,837)	$22,875	$(808)	$22,067

Net income	$454	$(148)	$306	$454	$(148)	$306

Balance at March 31, 2023	$(38,575)	$(956)	$(39,531)	$23,357	$(956)	$22,401

	Consolidated Statement of Cash Flows
	Three months ended March 31, 2023
(in thousands)	As Reported	Adjustment	As Revised
Net income	$454	$(148)	$306
Accounts and other receivables	$2,235	$185	$2,420
Accrued commissions	$(1,927)	$(37)	$(1,964)

Recently Issued Accounting Standards To Be Adopted

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$8,944	$-	$-	$8,944	$9,038	$-	$-	$9,038
Software sales and support	1,209	-	-	1,209	1,236	-	-	1,236
Commissions	-	8,127	-	8,127	-	8,125	-	8,125
Medical equipment sales	-	-	427	427	-	-	606	606
Medical equipment service	-	-	31	31	-	-	31	31
	$10,153	$8,127	$458	$18,738	$10,274	$8,125	$637	$19,036

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$9,301	$-	$81	$9,382	$9,520	$-	$110	$9,630
Revenue recognized at a point in time	852	8,127	377	9,356	754	8,125	527	9,406
	$10,153	$8,127	$458	$18,738	$10,274	$8,125	$637	$19,036

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $94 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Unfulfilled performance obligations	$36,974	$26,240	$8,744	$22,376

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the condensed consolidated balance sheets). Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $202,000 and $419,000 at March 31, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $31,424,000,000 and $32,194,000 at March 31, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $923,000 and $971,000 at March 31, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $5,000 and $6,000 at March 31, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2024	2023
Contract receivables - January 1	13,398	15,306
Contract receivables - March 31	8,644	12,338
Increase (decrease)	(4,754)	(2,968)

Contract liabilities - January 1	33,589	33,861
Contract liabilities - March 31	32,554	34,046
Increase (decrease)	(1,035)	185

The decrease in contract receivables in the first quarters of 2024 and 2023 was due primarily to collections exceeding billings. During the three months ended March 31, 2024, we recognized approximately $2.5 million of revenues that were included in our contract liability balance at January 1, 2024.

Costs to Obtain or Fulfill a Contract

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires that incremental costs of obtaining a contract are recognized as an asset and amortized to expense in a pattern that matches the timing of the revenue recognition of the related contract.  We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of Topic 606 are certain sales commissions paid to associates.  In addition, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract when incurred for contracts where the amortization period for the asset the Company would otherwise have recognized is one year or less.

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance.  In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.  We recognized approximately $579,000 and $605,000 of amortization related to these sales commission assets in “Cost of professional sales services” in the three months ended March 31, 2024 and 2023, respectively, and approximately $21,000 and $26,000 of amortization in “Selling, general and administrative” expense in the three months ended March 31, 2024 and 2023, respectively, in our condensed consolidated statements of operations and comprehensive income (loss).

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

At March 31, 2024 and December 31, 2023, our consolidated balance sheets include approximately $6,853,000 and $7,106,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,367,000 and $3,285,000, respectively, is recorded in deferred commission expense and $3,486,000 and $3,821,000, respectively, representing the long-term portion, is included in other assets.

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

	(in thousands)
	Three months ended March 31,
	2024	2023
Revenues from external customers
IT	$10,153	$10,274
Professional sales service	8,127	8,125
Equipment	458	637
Total revenues	$18,738	$19,036

Gross Profit
IT	$4,195	$4,440
Professional sales service	6,378	6,643
Equipment	345	479
Total gross profit	$10,918	$11,562

Operating income (loss)
IT	$(420)	$(109)
Professional sales service	(7)	839
Equipment	(294)	(25)
Corporate	(747)	(443)
Total operating income (loss)	$(1,468)	$262

Depreciation and amortization
IT	$155	$246
Professional sales service	22	20
Equipment	8	7
Corporate	-	-
Total depreciation and amortization	$185	$273

Capital expenditures
IT	$246	$85
Professional sales service	2	50
Equipment	224	13
Corporate	-	-
Total cash capital expenditures	$472	$148

	(in thousands)
	March 31, 2024	December 31, 2023
Identifiable Assets
IT	$21,776	$22,425
Professional sales service	13,988	18,955
Equipment	7,005	7,114
Corporate	26,675	27,263
Total assets	$69,444	$75,757

GEHC accounted for 43% of revenue for both of the three-month periods ended March 31, 2024 and 2023. GEHC also accounted for $4.5 million or 60%, and $9.3 million or 75%, of accounts and other receivables at March 31, 2024 and December 31, 2023, respectively. No other customer accounted for 10% or more of revenue.

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

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended March 31,
	2024	2023
Basic weighted average shares outstanding	175,119	173,628
Dilutive effect of unvested restricted shares	-	1,573
Diluted weighted average shares outstanding	175,119	175,201

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2024	2023
Restricted common stock grants	894	-

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company’s short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of approximately $0 and $424,000 at March 31, 2024 and December 31, 2023, respectively, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income. The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $4,235,000 and $13,555,000 at March 31, 2024 and December 31, 2023, respectively. Their fair value at March 31, 2024 and December 31, 2023 is approximately $4,234,000 and $13,559,000, respectively, and the unrecognized holding (loss) gain is ($1,000) and $4,000 for the three months ended March 31, 2024 and 2023, respectively. The Company does not expect a credit loss for its short-term investments.

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of March 31, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2024 and December 31, 2023:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$18,416	$-	$-	$18,416

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds and treasury bills	$10,522	$-	$-	$10,522
Bank deposits (included in short term investments)	424			424
	$10,946	$-	$-	$10,946

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31, 2024	December 31, 2023
Trade receivables	$16,254	$22,085
Unbilled receivables	719	-
Allowance for credit losses and commission adjustments	(9,508)	(9,708)
Accounts and other receivables, net	$7,465	$12,377

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	March 31, 2024	December 31, 2023
Raw materials	$761	$832
Work in process	92	11
Finished goods	713	627
	$1,566	$1,470

The Company maintained reserves for slow moving inventories of $164,000 at both March 31, 2024 and December 31, 2023.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,187,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Beginning of period	$15,588	$15,614
Foreign currency translation adjustment	(26)	(26)
End of period	$15,562	$15,588

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	March 31, 2024	December 31, 2023
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,839)	(4,790)
	992	1,041

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	2,710	2,618
Accumulated amortization	(2,278)	(2,253)
	432	365

	$1,424	$1,406

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

Amortization expense amounted to $74,000 and $90,000 for the three months ended March 31, 2024 and 2023, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2024	253
2025	272
2026	217
2027	188
2028	165
2029	20
$1,115

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31, 2024	December 31, 2023
Deferred commission expense - noncurrent	$3,485	$3,821
Trade receivables - noncurrent	1,179	1,021
Other, net of allowance for loss on loan receivable of $412 at March 31, 2024 and December 31, 2023	60	60
	$4,724	$4,902

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31, 2024	December 31, 2023
Accrued compensation	$862	$2,482
Accrued expenses - other	1,934	2,142
Order reduction liability	923	971
Other liabilities	1,185	1,770
	$4,904	$7,365

NOTE L – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended March 31,
	2024	2023
Deferred revenue at beginning of period	$32,200	$30,803
Net additions:
Deferred extended service contracts	2	2
Deferred commission revenues	1,950	4,016
Recognized as revenue:
Deferred extended service contracts	(4)	(1)
Deferred commission revenues	(2,719)	(3,267)
Deferred revenue at end of period	31,429	31,553
Less: current portion	17,272	14,234
Long-term deferred revenue at end of period	$14,157	$17,319

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other (Expense) Income on its condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company’s share of EECP Global’s loss was approximately $31,000 and $78,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company recorded a net receivable from related parties of approximately $1,029,000 and $901,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024.

Results of Operations – For the Three Months Ended March 31, 2024 and 2023

Revenues

Total revenue for the three months ended March 31, 2024 and 2023 was $18,738,000 and $19,036,000, respectively, representing a decrease of $298,000, or 2% year-over-year. On a segment basis, revenue in the professional sales service segment increased $2,000, while revenue in the IT and equipment segments decreased $121,000 and $179,000, respectively.

Revenue in the IT segment for the three months ended March 31, 2024 was $10,153,000 compared to $10,274,000 for the three months ended March 31, 2023, a decrease of $121,000, or 1%, of which $94,000 resulted from lower NetWolves revenue, due primarily to decreased managed service sales, and $27,000 from lower healthcare IT revenue, due primarily to lower software support sales. Monthly recurring revenue in the IT segment accounted for $9,301,000 or 92% of the segment revenue in the first quarter of 2024, and $9,520,000 or 93% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $8,127,000 in the first quarter of 2024, an increase of $2,000, or less than 1%, as compared to $8,125,000 in the same quarter of 2023. The increase in commission revenues was due primarily to new revenues from the ultrasound product offering beginning in 2nd quarter of 2023, largely offset by lower revenues from the diagnostic imaging products. Diagnostic imaging revenues decreased due to lower volume of underlying equipment delivered by GEHC during the period as well as a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of March 31, 2024, $31,424,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,154,000 was long-term. At March 31, 2023, $31,543,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $17,314,000 was long-term. The decrease in deferred revenue is principally due to lower value of new orders booked than orders delivered during the quarter.

Revenue in the equipment segment decreased by $179,000, or 28%, to $458,000 for the three-month period ended March 31, 2024 from $637,000 for the same period of the prior year, principally due to lower deliveries in our China operations resulting from impact of increased government scrutiny of healthcare purchasing practices.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended March 31, 2024 and 2023 was $10,918,000, or 58% of revenue, and $11,562,000, or 61% of revenue, respectively, representing a decrease of $644,000, or 6% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $245,000, or 6%; $265,000, or 4%; and $134,000, or 28%, respectively.

IT segment gross profit for the three months ended March 31, 2024 was $4,195,000, or 41% of the segment revenue, compared to $4,440,000, or 43% of the segment revenue for the three months ended March 31, 2023. The year-over-year decrease of $245,000, or 6%, was primarily a result of both lower sales volume and lower margin product sales mix in the healthcare IT business.

Professional sales service segment gross profit was $6,378,000, or 79% of segment revenue, for the three months ended March 31, 2024 as compared to $6,643,000, or 82% of the segment revenue, for the three months ended March 31, 2023, reflecting a decrease of $265,000, or 4%. The decrease in absolute dollars was primarily due to higher cost of commissions combined with essentially flat revenues. Cost of commissions in the professional sales service segment of $1,749,000 and $1,482,000, for the three months ended March 31, 2024 and 2023, respectively, reflected commission expense associated with recognized commission revenues. Cost of commissions increased primarily due to a higher commission cost structure associated with ultrasound product revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit was $345,000, or 75% of segment revenues, for the first quarter of 2024 compared to $479,000, or 75% of segment revenues, for the same quarter of 2023. The $134,000, or 28%, decrease in gross profit was mainly the result of lower revenue in our China operations due to decreased delivery volume for the first quarter of 2024.

Operating (Loss) Income

Operating (loss) income for the three months ended March 31, 2024 and 2023 was ($1,468,000) and $262,000, respectively, representing a decrease of $1,730,000, due primarily to lower gross profit and higher selling, general, and administrative (“SG&A”) expenses. On a segment basis, the professional sales service segment recorded an operating loss of $7,000 in the first quarter of 2024, as compared to operating income of $839,000 for the same period of 2023; the IT segment recorded an operating loss of $420,000 in the first quarter of 2024 as compared to an operating loss of $109,000 in the same period of 2023; and the equipment segment recorded an operating loss of $294,000 in the first quarter of 2024 as compared to an operating loss of $25,000 in the same period of 2023.

Operating loss in the IT segment was $420,000 for the three-month period ended March 31, 2024, an increase in loss of $311,000 from an operating loss of $109,000 in the same period of 2023, due mainly to lower gross profit and higher SG&A costs. The professional sales service segment reported an operating loss of $7,000 in the three-month period ended March 31, 2024 as compared to operating income of $839,000 in the same period of 2023, a decrease in operating income of $846,000, due to lower gross profit and higher SG&A costs. The equipment segment reported an operating loss of $294,000 in the first quarter of 2024, compared to an operating loss of $25,000 in the first quarter 2023, an increase in loss of $269,000, due to lower gross profit and higher SG&A and research and development (“R&D”) costs.

SG&A costs for the three months ended March 31, 2024 and 2023 were $12,195,000 and $11,143,000, respectively, representing an increase of $1,052,000, or 9% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $75,000 in the first quarter of 2024 from the same quarter of the prior year due to higher personnel costs partially offset by reduced third-party commissions; SG&A costs in the professional sales service segment increased $582,000 due mainly to higher personnel cost associated with the new ultrasound program and higher national sales meeting costs; and SG&A costs in the equipment segment increased $92,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased $303,000 to $746,000 in the three months ended March 31, 2024 from $443,000 for the same period in 2023, due mainly to higher costs for investment banking activities.

Research and development (“R&D”) expenses were $191,000, or 1% of revenues, for the first quarter of 2024, an increase of $34,000, or 22%, from $157,000, or 1% of revenues, for the first quarter of 2023. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net (loss) income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended March 31,
	2024	2023

Net (loss) income	$(1,173)	$306
Interest expense (income), net	(299)	(111)
Income tax expense (benefit)	12	10
Depreciation and amortization	185	273
Share-based compensation	9	13
Adjusted EBITDA	$(1,266)	$491

Adjusted EBITDA decreased by $1,757,000, to ($1,266,000) in the quarter ended March 31, 2024 from $491,000 in the quarter ended March 31, 2023. The decrease was mainly attributable to the change from net income to net loss, as well as to higher interest income and lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2024 was $307,000 as compared to $54,000 for the corresponding period of 2023. The increase in interest and other income (expense) was due primarily to higher interest income on money market balances and short-term investments, and by decreased loss on investment in EECP Global.

Income Tax Expense

For the three months ended March 31, 2024, we recorded income tax expense of $12,000 as compared to income tax expense of $10,000 for the corresponding period of 2023. The increase was due mainly to higher state income taxes.

Net (Loss) Income

Net (loss) income for the three months ended March 31, 2024 was ($1,173,000) as compared to $306,000 for the three months ended March 31, 2023, representing a decrease of $1,479,000. (Loss) income per share was ($0.00) and $0.00 in the three-month periods ended March 31, 2024 and 2023, respectively. The principal cause of the change from net income to net loss is the $846,000 decrease in operating income in the professional sales service segment, increased operating losses in the IT and equipment segments and increased investment banking expenditures, partially offset by the $228,000 increase in interest and other income, net.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2024, we had cash and cash equivalents of $19,536,000 and working capital of $11,673,000, compared to cash and cash equivalents of $11,342,000 and working capital of $15,059,000 at December 31, 2023.

Cash used by operating activities during the three months ended March 31, 2024 was $1,070,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $923,000 and cash used by operating assets and liabilities of $147,000, compared to cash used by operating activities of $1,941,000 for the same period in 2023. The changes in the account balances primarily reflect decreases in accrued commissions and accrued expenses and other liabilities of $1,933,000 and $2,601,000, respectively, partially offset by a decrease in accounts and other receivables of $4,876,000.

Cash provided by investing activities during the three-month period ended March 31, 2024 was $9,144,000, consisting of $9,616,000 from redemption of short-term investments offset by $472,000 for the purchase of equipment and software.

Cash provided by financing activities during the three-month period ended March 31, 2024 was $121,000, consisting of $140,000 in proceeds from note payable offset by $19,000 in repayment of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibits

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Date: May 15, 2024