Form 10-Q
period 2024-06-30
VASO Corp
filed 2024-08-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-2871434
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2024 – 175,380,963

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,652	$11,342
Short-term investments	-	13,979
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $9,615 at June 30, 2024 and $9,708 at December 31, 2023	7,213	12,377
Receivables due from related parties	1,098	929
Inventories, net	1,218	1,470
Deferred commission expense	3,316	3,285
Prepaid expenses and other current assets	2,392	1,717
Total current assets	40,889	45,099

Property and equipment, net of accumulated depreciation of $10,579 at June 30, 2024 and $10,538 at December 31, 2023	1,423	1,174
Operating lease right of use assets	2,328	1,949
Goodwill	15,556	15,588
Intangibles, net	1,489	1,406
Other assets, net	4,826	4,902
Investment in EECP Global	596	683
Deferred tax assets, net	4,956	4,956
Total assets	$72,063	$75,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,953	$2,670
Accrued commissions	937	2,411
Accrued expenses and other liabilities	5,080	7,335
Finance lease liabilities - current	62	72
Operating lease liabilities - current	1,074	928
Sales tax payable	704	699
Income taxes payable	90	30
Deferred revenue - current portion	15,924	15,883
Notes payable - current portion	9	9
Due to related party	3	3
Total current liabilities	26,836	30,040

LONG-TERM LIABILITIES
Notes payable, net of current portion	1	6
Finance lease liabilities, net of current portion	-	25
Operating lease liabilities, net of current portion	1,254	1,020
Deferred revenue, net of current portion	15,776	16,317
Other long-term liabilities	1,475	1,506
Total long-term liabilities	18,506	18,874
COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 185,689,050 and 185,627,383 shares issued at June 30, 2024 and December 31, 2023, respectively; 175,380,963 and 175,319,296 shares outstanding at June 30, 2024 and December 31, 2023, respectively	186	186
Additional paid-in capital	64,011	63,993
Accumulated deficit	(35,050)	(35,032)
Accumulated other comprehensive loss	(426)	(304)
Treasury stock, at cost, 10,308,087 shares at June 30, 2024 and December 31, 2023	(2,000)	(2,000)
Total stockholders’ equity	26,721	26,843
Total liabilities and stockholders’ equity	$72,063	$75,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Revenues
Managed IT systems and services	$10,591	$10,435	$20,743	$20,709
Professional sales services	9,110	9,140	17,237	17,265
Equipment sales and services	525	748	983	1,385
Total revenues	20,226	20,323	38,963	39,359

Cost of revenues
Cost of managed IT systems and services	6,009	5,693	11,968	11,527
Cost of professional sales services	1,937	1,743	3,685	3,225
Cost of equipment sales and services	129	191	242	349
Total cost of revenues	8,075	7,627	15,895	15,101
Gross profit	12,151	12,696	23,068	24,258

Operating expenses
Selling, general and administrative	10,841	10,662	22,907	21,804
Research and development	205	217	396	375
Business combination transaction costs	109	-	238	-
Total operating expenses	11,155	10,879	23,541	22,179
Operating income (loss)	996	1,817	(473)	2,079

Other (expense) income
Interest and financing costs	(1)	(5)	(4)	(33)
Interest and other income, net	273	179	585	262
Loss on disposal of fixed assets	(1)	(1)	(2)	(2)
Total other income, net	271	173	579	227

Income (loss) before income taxes	1,267	1,990	106	2,306
Income tax expense	(112)	(9)	(124)	(19)
Net income (loss)	1,155	1,981	(18)	2,287

Other comprehensive income
Foreign currency translation loss	(21)	(210)	(122)	(195)
Comprehensive income (loss)	$1,134	$1,771	$(140)	$2,092

Income (loss) per common share
- basic and diluted	$0.01	$0.01	$(0.00)	$0.01

Weighted average common shares outstanding
- basic	175,365	174,159	175,242	173,895
- diluted	175,984	175,120	175,242	175,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	306	-	306
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(39,531)	$(218)	$22,401
Share-based compensation	13	-	-	-	15	-	-	15
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(210)	(210)
Net income	-	-	-	-	-	1,981	-	1,981
Balance at June 30, 2023	185,449	$185	(10,308)	$(2,000)	$63,979	$(37,550)	$(428)	$24,186

Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578
Share-based compensation	62	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net income	-	-	-	-	-	1,155	-	1,155
Balance at June 30, 2024	185,689	$186	(10,308)	$(2,000)	$64,011	$(35,050)	$(426)	$26,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(18)	$2,287
Adjustments to reconcile net (loss) income to net
cash provided by operating activities
Depreciation and amortization	411	537
Loss from investment in EECP Global	87	125
Provision for credit losses and commission adjustments	64	44
Share-based compensation	18	28
Changes in operating assets and liabilities:
Accounts and other receivables	5,086	6,271
Inventories	232	(129)
Deferred commission expense	(31)	(156)
Prepaid expenses and other current assets	(122)	(884)
Other assets, net	51	(291)
Accounts payable	285	268
Accrued commissions	(1,379)	(1,613)
Accrued expenses and other liabilities	(2,358)	(2,853)
Sales tax payable	7	(194)
Income taxes payable	85	(3)
Deferred revenue	(500)	2,783
Due to related party	(169)	(354)
Other long-term liabilities	(31)	153
Net cash provided by operating activities	1,718	6,019

Cash flows from investing activities
Purchases of equipment and software	(787)	(360)
Loan to Achari	(343)	-
Purchases of short-term investments	-	(11,134)
Redemption of short-term investments	13,756	8,134
Net cash provided by (used in) investing activities	12,626	(3,360)

Cash flows from financing activities
Payroll taxes paid by withholding shares	-	(1)
Repayment of notes payable and finance lease obligations	(39)	(99)
Net cash used in financing activities	(39)	(100)
Effect of exchange rate differences on cash and cash equivalents	5	19

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,310	2,578
Cash and cash equivalents - beginning of period	11,342	11,821
Cash and cash equivalents - end of period	$25,652	$14,399

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$4	$10
Income taxes paid	$47	$23

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$863	$474

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

The Boards of Directors of Vaso and Achari have each approved the Business Combination, the consummation of which is subject to various customary closing conditions, including the filing and effectiveness of a Registration Statement on Form S-4, as amended or supplemented, (the “Registration Statement”) by Achari with the United States Securities and Exchange Commission (“SEC”), the filing of a proxy statement by Vaso with the SEC and clearance by the SEC, and the approval of a majority of shareholders of both Achari and Vaso of the proposed Business Combination. At the time of this filing, Achari shareholders have approved the Business Combination at a virtual meeting, and Vaso has scheduled a special shareholders meeting for August 26, 2024 seeking their approval as well (Vaso shareholders representing approximately 44% of Vaso’s outstanding shares have entered into support agreements upon the signing of the Business Combination Agreement committing them to vote in favor of the Business Combination). The Business Combination is expected to close in the third quarter of 2024.

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

Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have increased the accumulated deficit at January 1, 2023 by $808,000 to reflect $1,010,000 lower commission revenue and $202,000 lower commission expense, and corrected the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows, and Changes in Stockholders’ Equity for the three and six months ended June 30, 2023, and the related notes to revise for those misstatements that impacted such periods.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following are selected line items from the Company’s Condensed Consolidated Financial Statements illustrating the effect of these corrections:

	Consolidated Statement of Operations and Comprehensive Income
	Three months ended June 30, 2023			Six months ended June 30, 2023
(in thousands, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues
Professional sales services	$9,254	$(114)	$9,140	$17,564	$(299)	$17,265

Cost of revenues
Cost of professional sales services	$1,766	$(23)	$1,743	$3,285	$(60)	$3,225

Gross Profit - professional sales services segment	$7,488	$(91)	$7,397	$14,279	$(239)	$14,040

Operating income	$1,908	$(91)	$1,817	$2,318	$(239)	$2,079

Net income	$2,072	$(91)	$1,981	$2,526	$(239)	$2,287

Comprehensive income	$1,862	$(91)	$1,771	$2,331	$(239)	$2,092

Income per common share
- basic and diluted	$0.01	$(0.00)	$0.01	$0.01	$(0.00)	$0.01

	Consolidated Statement of Changes in Stockholders’ Equity
	Accumulated Deficit			Total Stockholders’ Equity
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Balance at January 1, 2023	$(39,029)	$(808)	$(39,837)	$22,875	$(808)	$22,067

Net income	$454	$(148)	$306	$454	$(148)	$306

Balance at March 31, 2023	$(38,575)	$(956)	$(39,531)	$23,357	$(956)	$22,401

Net income	$2,072	$(91)	$1,981	$2,072	$(91)	$1,981

Balance at June 30, 2023	$(36,503)	$(1,047)	$(37,550)	$25,233	$(1,047)	$24,186

	Consolidated Statement of Cash Flows
	Six months ended June 30, 2023
(in thousands)	As Reported	Adjustment	As Revised
Net income	$2,526	$(239)	$2,287
Accounts and other receivables	$5,972	$299	$6,271
Accrued commissions	$(1,553)	$(60)	$(1,613)

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$9,470	$-	$-	$9,470	$8,946	$-	$-	$8,946
Software sales and support	1,121	-	-	1,121	1,489	-	-	1,489
Commissions	-	9,110	-	9,110	-	9,140	-	9,140
Medical equipment sales	-	-	494	494	-	-	716	716
Medical equipment service	-	-	31	31	-	-	32	32
	$10,591	$9,110	$525	$20,226	$10,435	$9,140	$748	$20,323

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$18,413	$-	$-	$18,413	$17,984	$-	$-	$17,984
Software sales and support	2,330	-	-	2,330	2,725	-	-	2,725
Commissions	-	17,237	-	17,237	-	17,265	-	17,265
Medical equipment sales	-	-	921	921	-	-	1,322	1,322
Medical equipment service	-	-	62	62	-	-	63	63
	$20,743	$17,237	$983	$38,963	$20,709	$17,265	$1,385	$39,359

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$8,804	$-	$87	$8,891	$9,357	$-	$131	$9,488
Revenue recognized at a point in time	1,787	9,110	438	11,335	1,078	9,140	617	10,835
	$10,591	$9,110	$525	$20,226	$10,435	$9,140	$748	$20,323

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
		Professional sales				Professional sales
		service	Equipment			service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$18,105	$-	$168	$18,273	$18,878	$-	$241	$19,119
Revenue recognized at a point in time	2,638	17,237	815	20,690	1,831	17,265	1,144	20,240
	$20,743	$17,237	$983	$38,963	$20,709	$17,265	$1,385	$39,359

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $96.9 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Unfulfilled performance obligations	$25,528	$32,939	$11,439	$26,963

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the condensed consolidated balance sheets). Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $182,000 and $419,000 at June 30, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $31,696,000 and $32,194,000 at June 30, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,278,000 and $971,000 at June 30, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $4,000 and $6,000 at June 30, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and six months ended June 30, 2024, we recognized approximately $2.9 million and $5.2 million of revenues, respectively, that were included in our contract liability balance at April 1, 2024 and January 1, 2024, respectively.

The following table summarizes the Company’s contract receivable and contract liability balances:

	2024	2023
Contract receivables - January 1	13,398	15,306
Contract receivables - June 30	8,408	9,232
Increase (decrease)	(4,990)	(6,074)

Contract liabilities - January 1	33,589	33,861
Contract liabilities - June 30	33,160	35,090
Increase (decrease)	(429)	1,229

The decrease in contract receivables in the first halves of 2024 and 2023 was due primarily to collections exceeding billings.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract.  In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods.  VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance.  In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer.  We recognized approximately $724,000 and $619,000 in the three months ended June 30, 2024 and 2023, respectively, and approximately $1,303,000 and $1,230,000 in the six months ended June 30, 2024 and 2023, respectively, of amortization related to these sales commission assets in “Cost of professional sales services”, and approximately $7,000 and $22,000 in the three months ended June 30, 2024 and 2023, respectively, and approximately $28,000 and $48,000 in the six months ended June 30, 2024 and 2023, respectively, of amortization in “Selling, general and administrative” expense, in our condensed consolidated statements of operations and comprehensive income (loss).

At June 30, 2024 and December 31, 2023, our consolidated balance sheets include approximately $6,889,000 and $7,106,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,316,000 and $3,285,000, respectively, is recorded in deferred commission expense and $3,573,000 and $3,821,000, respectively, representing the long-term portion, is included in other assets.

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

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues from external customers
IT	$10,591	$10,435	$20,743	$20,709
Professional sales service	9,110	9,140	17,237	17,265
Equipment	525	748	983	1,385
Total revenues	$20,226	$20,323	$38,963	$39,359

Gross Profit
IT	$4,582	$4,742	$8,775	$9,182
Professional sales service	7,173	7,397	13,552	14,040
Equipment	396	557	741	1,036
Total gross profit	$12,151	$12,696	$23,068	$24,258

Operating income (loss)
IT	$(173)	$163	$(593)	$53
Professional sales service	1,658	2,058	1,651	2,897
Equipment	(291)	(106)	(585)	(131)
Corporate	(198)	(298)	(946)	(740)
Total operating income (loss)	$996	$1,817	$(473)	$2,079

Depreciation and amortization
IT	$167	$236	$322	$482
Professional sales service	25	21	47	41
Equipment	34	7	42	14
Corporate	-	-	-	-
Total depreciation and amortization	$226	$264	$411	$537

Capital expenditures
IT	$203	$137	$450	$222
Professional sales service	108	2	110	52
Equipment	3	73	227	86
Corporate	-	-	-	-
Total cash capital expenditures	$314	$212	$787	$360

	(in thousands)
	June 30, 2024	December 31, 2023
Identifiable Assets
IT	$22,902	$22,425
Professional sales service	13,127	18,955
Equipment	6,767	7,114
Corporate	29,267	27,263
Total assets	$72,063	$75,757

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

GE Healthcare accounted for 45% of revenue for both of the three-month periods ended June 30, 2024 and 2023, and 44% of revenue for both of the six-month periods ended June 30, 2024 and 2023. GE Healthcare also accounted for $3.6 million or 50%, and $9.3 million or 75%, of accounts and other receivables at June 30, 2024 and December 31, 2023, respectively. No other customer accounted for 10% or more of revenue.

NOTE E – NET INCOME PER COMMON SHARE

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	175,365	174,159	175,242	173,895
Dilutive effect of unvested restricted shares	619	961	-	1,267
Diluted weighted average shares outstanding	175,984	175,120	175,242	175,162

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted common stock grants	-	-	756	-

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company’s short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of $0 and approximately $424,000 at June 30, 2024 and December 31, 2023, respectively, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of $0 and approximately $13,555,000 at June 30, 2024 and December 31, 2023, respectively.  Their fair value at June 30, 2024 and December 31, 2023 is $0 and approximately $13,559,000, respectively, and the unrecognized holding (loss) gain is $0 for both the three and six months ended June 30, 2024.

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of June 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2024 and December 31, 2023:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,582	$-	$-	$24,582

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds and treasury bills	$10,522	$-	$-	$10,522
Bank deposits (included in short term investments)	424			424
	$10,946	$-	$-	$10,946

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30, 2024	December 31, 2023
Trade receivables	$15,025	$22,085
Unbilled receivables	1,803	-
Allowance for credit losses and commission adjustments	(9,615)	(9,708)
Accounts and other receivables, net	$7,213	$12,377

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2024	December 31, 2023
Raw materials	$695	$832
Work in process	100	11
Finished goods	423	627
	$1,218	$1,470

The Company maintained reserves for slow moving inventories of $170,000 and $163,000 at June 30, 2024 and December 31, 2023, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,181,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Beginning of period	$15,588	$15,614
Foreign currency translation adjustment	(32)	(26)
End of period	$15,556	$15,588

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	June 30, 2024	December 31, 2023
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,888)	(4,790)
	943	1,041

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	2,875	2,618
Accumulated amortization	(2,329)	(2,253)
	546	365

	$1,489	$1,406

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

Amortization expense amounted to $101,000 and $90,000 for the three months ended June 30, 2024 and 2023, respectively, and $175,000 and $180,000 for the six months ended June 30, 2024 and 2023, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2024	191
2025	286
2026	250
2027	221
2028	199
2029	47
$1,193

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30, 2024	December 31, 2023
Deferred commission expense - noncurrent	$3,571	$3,821
Trade receivables - noncurrent	1,195	1,021
Other, net of allowance for loss on loan receivable of $412 at June 30, 2024 and December 31, 2023	60	60
	$4,826	$4,902

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30, 2024	December 31, 2023
Accrued compensation	$977	$2,482
Accrued expenses - other	1,611	2,142
Order reduction liability	1,278	971
Other liabilities	1,214	1,740
	$5,080	$7,335

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Deferred revenue at beginning of period	$31,429	$31,553	$32,200	$30,803
Net additions:
Deferred extended service contracts	-	-	-	2
Deferred commission revenues	3,664	5,467	5,614	9,482
Recognized as revenue:
Deferred extended service contracts	(1)	(1)	(2)	(2)
Deferred commission revenues	(3,393)	(3,433)	(6,112)	(6,699)
Deferred revenue at end of period	31,700	33,586	31,700	33,586
Less: current portion	15,924	16,859	15,924	16,859
Long-term deferred revenue at end of period	$15,776	$16,727	$15,776	$16,727

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the Company’s share of EECP Global’s loss was approximately $56,000 and $47,000, respectively, and for the six months ended June 30, 2024 and 2023, the Company’s share of EECP Global’s loss was approximately $87,000 and $125,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company recorded a net receivable from related parties of approximately $1,072,000 and $901,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Results of Operations – For the Three Months Ended June 30, 2024 and 2023

Revenues

Total revenue for the three months ended June 30, 2024 and 2023 was $20,226,000 and $20,323,000, respectively, representing a decrease of $97,000, or less than 1% year-over-year. On a segment basis, revenue in the IT, professional sales services, and equipment segments increased/(decreased) $156,000, ($30,000), and ($223,000), respectively.

Revenue in the IT segment for the three months ended June 30, 2024 was $10,591,000 compared to $10,435,000 for the three months ended June 30, 2023, an increase of $156,000, or 1%, of which $523,000 resulted from higher network service revenues, offset by $367,000 lower revenues in the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $8,804,000 or 83% of the segment revenue in the second quarter of 2024, and $9,357,000 or 90% of the segment revenue for the same quarter last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $9,110,000 in the second quarter of 2024, a decrease of $30,000, or less than 1%, as compared to $9,140,000 in the same quarter of 2023. The decrease in commission revenues was due primarily to lower deliveries of diagnostic imaging equipment, largely offset by increased deliveries of ultrasound products, by GEHC in the second quarter of 2024, as compared to the second quarter of 2023, and by slightly higher blended commission rates. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2024, $31,696,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,774,000 was long-term. As of June 30, 2023, $33,578,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $16,722,000 was long-term. The decrease in deferred revenue is principally due to a decrease in new orders booked.

Revenue in the equipment segment decreased by $223,000, or 30%, to $525,000 for the three-month period ended June 30, 2024 from $748,000 for the same period of the prior year, due to lower sales of ARCS® cloud software as a service (SaaS) in the US, mainly due to the loss of a large customer for its inability to pay, and lower equipment deliveries in our China operations.

Gross Profit

Gross profit for the three months ended June 30, 2024 and 2023 was $12,151,000, or 60% of revenue, and $12,696,000, or 62% of revenue, respectively, representing a decrease of $545,000, or 4% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $160,000, or 3%; $224,000, or 3%; and $161,000, or 29%, respectively.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended June 30, 2024 was $4,582,000, or 43% of the segment revenue, compared to $4,742,000, or 45% of the segment revenue for the three months ended June 30, 2023. The year-over-year decrease of $160,000, or 3%, was primarily a result of product mix change reflecting higher network service revenues and lower healthcare IT revenues, and by higher costs in both businesses.

Professional sales service segment gross profit was $7,173,000, or 79% of segment revenue, for the three months ended June 30, 2024 as compared to $7,397,000, or 81% of the segment revenue, for the three months ended June 30, 2023, reflecting a decrease of $224,000, or 3%. The decrease in absolute dollars was primarily due to higher cost of commissions associated with increased ultrasound deliveries and by slightly lower commission revenue. Cost of commissions in the professional sales service segment of $1,937,000 and $1,743,000, for the three months ended June 30, 2024 and 2023, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit decreased to $396,000, or 75% of segment revenues, for the second quarter of 2024 compared to $557,000, or 74% of segment revenues, for the same quarter of 2023. The $161,000, or 29%, decrease in gross profit was the result of lower equipment revenue during the quarter partially offset by lower ARCS® software costs.

Operating Income

Operating income for the three months ended June 30, 2024 and 2023 was $996,000 and $1,817,000, respectively, representing a decrease of $821,000, or 45%, due primarily to the decrease in gross profit, higher selling, general, and administrative (“SG&A”) costs and transaction costs associated with the Achari Business Combination. On a segment basis, the IT segment recorded an operating loss of $173,000 in the second quarter of 2024 as compared to operating income of $163,000 in the same period of 2023; the professional sales service segment recorded operating income of $1,658,000 in the second quarter of 2024 as opposed to operating income of $2,058,000 in the same period of 2023; and the equipment segment recorded an operating loss of $291,000 in the second quarter of 2024 as compared to an operating loss of $106,000 in the same period of 2023.

Operating loss in the IT segment was $173,000 for the three-month period ended June 30, 2024 as compared to operating income of $163,000 in the same period of 2023, due mainly to higher SG&A costs and lower gross profit. Operating income in the professional sales service segment decreased by $400,000 to $1,658,000 in the three-month period ended June 30, 2024 as compared to operating income of $2,058,000 in the same period of 2023, due primarily to lower gross profit and higher SG&A costs. The equipment segment reported an operating loss of $291,000 in the second quarter of 2024, compared to an operating loss of $106,000 in the second quarter 2023, an increase in operating loss of $185,000, due mainly to lower gross profit.

SG&A costs for the three months ended June 30, 2024 and 2023 were $10,841,000 and $10,662,000, respectively, representing an increase of $179,000, or 2% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $184,000 in the second quarter of 2024 from the same quarter of the prior year due mainly to higher personnel costs; SG&A costs in the professional sales service segment increased $175,000 due mainly to additional sales headcount associated with the ultrasound program; and SG&A costs in the equipment segment increased $28,000 due mainly to higher personnel costs in China. Corporate costs not allocated to segments decreased $100,000 due mainly to lower director fees.

Research and development (“R&D”) expenses decreased by $12,000, or 6%, to $205,000 in the second quarter of 2024 from $217,000 for the second quarter of 2023, primarily due to lower software development costs in our China operations.

Vaso Corporation and Subsidiaries

Business combination transaction costs reflect accounting, advisory, and other fees associated with the Achari Business Combination.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Net income	$1,155	$1,981
Interest expense (income), net	(301)	(181)
Income tax expense	112	9
Depreciation and amortization	226	264
Share-based compensation	9	15
Adjusted EBITDA	$1,201	$2,088

Adjusted EBITDA decreased by $887,000, to $1,201,000 in the quarter ended June 30, 2024 from $2,088,000 in the quarter ended June 30, 2023. The decrease was attributable mainly to the decrease in net income, partially offset by the increase in income tax expense in the second quarter of 2024.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2024 was $271,000 as compared to $173,000 for the corresponding period of 2023. The increase in interest and other income (expense) was due primarily to interest income earned on higher money market and short-term investment balances in the second quarter of 2024.

Income Tax Expense

For the three months ended June 30, 2024, we recorded income tax expense of $112,000 as compared to $9,000 for the corresponding period of 2023. The $103,000 increase arose mainly from higher state tax expense.

Net Income

Net income for the three months ended June 30, 2024 was $1,115,000 as compared to net income of $1,981,000 for the three months ended June 30, 2023, representing a decrease of $826,000. Income per share of $0.01 was recorded in both the three-month periods ended June 30, 2024 and 2023. The principal cause of the decrease in net income is lower operating income, partially offset by higher interest income.

Vaso Corporation and Subsidiaries

Results of Operations – For the Six Months Ended June 30, 2024 and 2023

Revenues

Total revenue for the six months ended June 30, 2024 and 2023 was $38,963,000 and $39,359,000, respectively, representing a decrease of $396,000, or 1% year-over-year. On a segment basis, revenue in the IT, professional sales service, and equipment segments increased/(decreased) $34,000, ($28,000), and ($402,000), respectively.

Revenue in the IT segment for the six months ended June 30, 2024 was $20,743,000 compared to $20,709,000 for the six months ended June 30, 2023, an increase of $34,000, or less than 1%, resulting from $429,000 higher network service revenue and $395,000 lower healthcare IT revenue. Our monthly recurring revenue in the IT segment accounted for $18,105,000 or 87% of the segment revenue in the first half of 2024, and $18,878,000 or 91% of the segment revenue for the same period last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $17,237,000 in the first half of 2024, a decrease of $28,000, or less than 1%, as compared to $17,265,000 in the first half of 2023. The decrease in commission revenues was due primarily to lower deliveries of diagnostic imaging equipment, largely offset by increased deliveries of ultrasound products, by GEHC in the second half of 2024, as compared to the second half of 2023, and by slightly higher blended commission rates. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GE Healthcare prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2024, $31,696,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,774,000 was long-term. As of June 30, 2023, $33,578,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $16,722,000 was long-term. The decrease in deferred revenue is principally due to a decrease in new orders booked.

Revenue in the equipment segment decreased by $402,000, or 29%, to $983,000 for the six-month period ended June 30, 2024 from $1,385,000 for the same period of the prior year, principally due to lower equipment deliveries in our China operations and lower ARCS® cloud SaaS revenues due to the loss of a large customer for its inability to pay in our US business.

Gross Profit

Gross profit for the six months ended June 30, 2024 and 2023 was $23,068,000, or 59% of revenue, and $24,258,000, or 62% of revenue, respectively, representing a decrease of $1,190,000, or 5% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $407,000, or 4%; $488,000, or 3%; and $295,000 or 28%, respectively.

IT segment gross profit for the six months ended June 30, 2024 was $8,775,000, or 42% of the segment revenue, compared to $9,182,000, or 44% of the segment revenue for the six months ended June 30, 2023. The year-over-year decrease of $407,000, or 4%, was primarily a result of product mix change reflecting higher network service revenues and lower healthcare IT revenues, and by higher costs in both businesses.

Professional sales service segment gross profit was $13,552,000, or 79% of segment revenue, for the six months ended June 30, 2024 as compared to $14,040,000, or 81% of the segment revenue, for the six months ended June 30, 2023, reflecting a decrease of $488,000, or 3%. The decrease in absolute dollars was primarily due to higher cost of commissions associated with increased ultrasound deliveries and by slightly lower commission revenue. Cost of commissions in the professional sales service segment of $3,685,000 and $3,225,000, for the six months ended June 30, 2024 and 2023, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit increased to $741,000, or 75% of segment revenues, for the first half of 2024 compared to $1,036,000, or 75% of segment revenues, for the same half of 2023. The $295,000, or 28%, decrease in gross profit was primarily the result of lower equipment deliveries in our China operations and lower ARCS® cloud revenues in our US operations.

Vaso Corporation and Subsidiaries

Operating (Loss) Income

Operating (loss) income for the six months ended June 30, 2024 and 2023 was ($473,000) and $2,079,000, respectively, representing a decrease of $2,552,000, or 123%, due primarily to the decrease in gross profit, higher SG&A costs and transaction costs associated with the Achari Business Combination. On a segment basis, the IT segment recorded operating loss of $593,000 in the first half of 2024 as compared to operating income of $53,000 in the same period of 2023; the professional sales service segment recorded operating income of $1,651,000 in the first half of 2024 as compared to operating income of $2,897,000 in the same period of 2023; and the equipment segment recorded an operating loss of $585,000 in the first half of 2024 as compared to an operating loss of $131,000 in the same period of 2023.

Operating loss in the IT segment was $593,000 for the six-month period ended June 30, 2024 as compared to operating income of $53,000 in the same period of 2023, due primarily to lower gross profit and higher SG&A costs. The professional sales service segment reported operating income of $1,651,000 in the first half of 2024, a decrease of $1,246,000 from operating income of $2,897,000 in the six-month period ended June 30, 2023, due to higher SG&A costs and lower gross profit. The equipment segment reported an operating loss of $585,000 in the first half of 2024, compared to an operating loss of $131,000 in the first half 2023, an increase in loss of $454,000 due mainly to lower gross profit and higher SG&A and R&D costs.

SG&A costs for the six months ended June 30, 2024 and 2023 were $22,907,000 and $21,804,000, respectively, representing an increase of $1,103,000, or 5% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $259,000 in the first half of 2024 from the same half of the prior year due to higher personnel costs partially offset by lower third-party commission costs; SG&A costs in the professional sales service segment increased by $758,000 due mainly to additional sales headcount associated with the ultrasound program; and SG&A costs in the equipment segment increased by $120,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased $206,000 due mainly to business combination transaction costs, partially offset by lower director fees.

Research and development (“R&D”) expenses were $396,000, or 1% of revenues, for the first half of 2024, an increase of $21,000, or 6%, from $375,000, or 1% of revenues, for the first half of 2023. The increase is primarily attributable to higher software development expenses in the equipment segment.

Business combination transaction costs reflect accounting, advisory, and other fees associated with the Achari Business Combination.

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

Vaso Corporation and Subsidiaries

A reconciliation of net (loss) income to Adjusted EBITDA is set forth below:

	(in thousands)
	Six months ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Net (loss) income	$(18)	$2,287
Interest expense (income), net	(600)	(292)
Income tax expense	124	19
Depreciation and amortization	411	537
Share-based compensation	18	28
Adjusted EBITDA	$(65)	$2,579

Adjusted EBITDA decreased by $2,644,000 to ($65,000) in the six-month period ended June 30, 2024 from $2,579,000 in the same period ended June 30, 2023. The decrease was primarily attributable to lower net income and higher interest income, partially offset by higher income tax expense in the six months ended June 30, 2024.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2024 was $579,000 as compared to $227,000 for the corresponding period of 2023. The increase in interest and other income was due primarily to higher interest income on higher money market and short-term investment balances.

Income Tax Expense

We recorded income tax expense of $124,000 and $19,000 for the six-month periods ended June 30, 2024 and 2023, respectively. The increase arose mainly from higher state tax expense.

Net (Loss) Income

Net loss for the six months ended June 30, 2024 was $18,000 as compared to net income of $2,287,000 for the six months ended June 30, 2023, representing a decrease of $2,305,000, or 101%. Income/(loss) per share of ($0.00) and $0.01 was recorded in the six-month periods ended June 30, 2024 and 2023, respectively. The principal cause of the decrease in net income is lower operating income, partially offset by higher interest income in the six months ended June 30, 2024.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At June 30, 2024, we had cash and cash equivalents of $25,652,000 and working capital of $14,053,000, compared to cash and cash equivalents of $11,342,000 and working capital of $15,059,000 at December 31, 2023.

Cash provided by operating activities was $1,718,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $562,000 and cash provided by operating assets and liabilities of $1,156,000, during the six months ended June 30, 2024, compared to cash provided by operating activities of $6,019,000 for the same period in 2023. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $5,086,000, partially offset by decreases in accrued commissions of $1,379,000 and accrued expenses of $2,358,000.

Cash provided by investing activities during the six-month period ended June 30, 2024 was $12,626,000 attributed to $13,756,000 in redemptions of short-term investments, offset by $787,000 used for the purchase of equipment and software and $343,000 loaned to Achari in connection with the business combination.

Cash used in financing activities during the six-month period ended June 30, 2024 was $39,000 primarily for the repayment of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2024