Form 10-Q
period 2024-09-30
VASO Corp
filed 2024-11-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2024 – 175,546,311

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,841	$11,342
Short-term investments	-	13,979
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $10,013 at September 30, 2024 and $9,708 at December 31, 2023	8,165	12,377
Receivables due from related parties	1,237	929
Inventories, net	1,155	1,470
Deferred commission expense	3,533	3,285
Prepaid expenses and other current assets	2,059	1,717
Total current assets	42,990	45,099

Property and equipment, net of accumulated depreciation of $10,715 at September 30, 2024 and $10,538 at December 31, 2023	1,642	1,174
Operating lease right of use assets	2,138	1,949
Goodwill	15,598	15,588
Intangibles, net	1,522	1,406
Other assets, net	4,569	4,902
Investment in EECP Global	528	683
Deferred tax assets, net	4,956	4,956
Total assets	$73,943	$75,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,557	$2,670
Accrued commissions	1,260	2,411
Accrued expenses and other liabilities	4,992	7,365
Finance lease liabilities - current	44	72
Operating lease liabilities - current	1,056	928
Sales tax payable	752	699
Deferred revenue - current portion	17,496	15,883
Notes payable - current portion	8	9
Due to related party	3	3
Total current liabilities	30,168	30,040

LONG-TERM LIABILITIES
Notes payable, net of current portion	-	6
Finance lease liabilities, net of current portion	-	25
Operating lease liabilities, net of current portion	1,082	1,020
Deferred revenue, net of current portion	15,625	16,317
Other long-term liabilities	1,410	1,506
Total long-term liabilities	18,117	18,874

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,546,311 and 185,627,383 shares issued at September 30, 2024 and December 31, 2023, respectively; 175,546,311 and 175,319,296 shares outstanding at September 30, 2024 and December 31, 2023, respectively	176	186
Additional paid-in capital	62,021	63,993
Accumulated deficit	(36,231)	(35,032)
Accumulated other comprehensive loss	(308)	(304)
Treasury stock, at cost, 0 and 10,308,087 shares at September 30, 2024 and December 31, 2023, respectively	-	(2,000)
Total stockholders’ equity	25,658	26,843
Total liabilities and stockholders’ equity	$73,943	$75,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenues
Managed IT systems and services	$11,082	$9,867	$31,825	$30,576
Professional sales services	9,114	8,837	26,350	26,401
Equipment sales and services	573	745	1,557	2,130
Total revenues	20,769	19,449	59,732	59,107

Cost of revenues
Cost of managed IT systems and services	6,971	5,593	18,939	17,121
Cost of professional sales services	1,838	1,636	5,523	4,921
Cost of equipment sales and services	204	177	446	525
Total cost of revenues	9,013	7,406	24,908	22,567
Gross profit	11,756	12,043	34,824	36,540

Operating expenses
Selling, general and administrative	11,409	10,887	34,316	32,691
Research and development	191	209	587	584
Business combination transaction costs	1,549	40	1,787	40
Total operating expenses	13,149	11,136	36,690	33,315
Operating income (loss)	(1,393)	907	(1,866)	3,225

Other (expense) income
Interest and financing costs	-	(14)	(4)	(46)
Interest and other income, net	242	322	827	583
Loss on disposal of fixed assets	-	(1)	(2)	(3)
Total other income, net	242	307	821	534

Income (loss) before income taxes	(1,151)	1,214	(1,045)	3,759
Income tax expense	(30)	(16)	(154)	(35)
Net income (loss)	(1,181)	1,198	(1,199)	3,724

Other comprehensive income
Foreign currency translation gain (loss)	118	(19)	(4)	(213)
Comprehensive income (loss)	$(1,063)	$1,179	$(1,203)	$3,511

Income (loss) per common share
- basic and diluted	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average common shares outstanding
- basic	175,471	174,938	175,319	174,246
- diluted	175,471	175,846	175,319	175,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	185,436	$185	(10,308)	(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	-	-	-	-	13	-	-	13
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	454	-	454
Balance at March 31, 2023	185,436	$185	(10,308)	$(2,000)	$63,965	$(39,383)	$(218)	$22,549
Share-based compensation	13	-	-	-	15	-	-	15
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation loss	-	-	-	-	-	-	(210)	(210)
Net income	-	-	-	-	-	2,072	-	2,072
Balance at June 30, 2023	185,449	$185	(10,308)	$(2,000)	$63,979	$(37,311)	$(428)	$24,425
Share-based compensation	178	1	-	-	9	-	-	10
Shares withheld for employee tax liability	-	-	-	-	(5)	-	-	(5)
Foreign currency translation loss	-	-	-	-	-	-	(19)	(19)
Net income	-	-	-	-	-	1,198	-	1,198
Balance at September 30, 2023	185,627	$186	(10,308)	$(2,000)	$63,983	$(36,113)	$(447)	$25,609

Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578
Share-based compensation	62	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net income	-	-	-	-	-	1,155	-	1,155
Balance at June 30, 2024	185,689	$186	(10,308)	$(2,000)	$64,011	$(35,050)	$(426)	$26,721
Retirement of treasury shares	(10,308)	(10)	10,308	2,000	(1,990)	-	-	-
Share-based compensation	165	-	-	-	8	-	-	8
Shares withheld for employee tax liability	-	-	-	-	(8)	-	-	(8)
Foreign currency translation gain	-	-	-	-	-	-	118	118
Net loss	-	-	-	-	-	(1,181)	-	(1,181)
Balance at September 30, 2024	175,546	$176	-	-	$62,021	$(36,231)	$(308)	$25,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,199)	$3,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	630	762
Loss from investment in EECP Global	155	101
Provision for credit losses and commission adjustments	102	85
Write-off of Achari loan	573	-
Share-based compensation	26	38
Changes in operating assets and liabilities:
Accounts and other receivables	4,111	6,052
Inventories	336	12
Deferred commission expense	(247)	(364)
Prepaid expenses and other current assets	(124)	(1,474)
Other assets, net	360	424
Accounts payable	1,886	104
Accrued commissions	(1,092)	(2,006)
Accrued expenses and other liabilities	(2,439)	(2,559)
Sales tax payable	53	(130)
Deferred revenue	921	2,437
Due to related party	(308)	(411)
Other long-term liabilities	(96)	65
Net cash provided by operating activities	3,648	6,860

Cash flows from investing activities
Purchases of equipment and software	(1,231)	(536)
Loan to Achari	(573)	-
Purchases of short-term investments	-	(20,330)
Redemption of short-term investments	13,757	13,330
Net cash provided by (used in) investing activities	11,953	(7,536)

Cash flows from financing activities
Payroll taxes paid by withholding shares	(8)	(6)
Repayment of notes payable and finance lease obligations	(59)	(101)
Net cash used in financing activities	(67)	(107)
Effect of exchange rate differences on cash and cash equivalents	(35)	17

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,499	(766)
Cash and cash equivalents - beginning of period	11,342	11,821
Cash and cash equivalents - end of period	$26,841	$11,055

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$4	$14
Income taxes paid	$186	$80

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$908	$661

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

VasoTechnology

Vaso Technology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division and a healthcare IT application VAR (value added reseller) division, Vaso Healthcare IT. Its current offerings include:

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

Termination of Achari Business Combination Agreement

As previously announced, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari. On September 17, 2024, Vaso provided to Achari a notice of termination of the Business Combination Agreement. Business combination transaction costs presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include investment banking and other advisory and legal costs incurred associated with the Business Combination Agreement, as well as the write-off of $508,000 in transaction costs capitalized in prior quarters.

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

Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have increased the accumulated deficit at January 1, 2023 by $808,000 to reflect $1,010,000 lower commission revenue and $202,000 lower commission expense, as set forth below:

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$9,981	$-	$-	$9,981	$8,849	$-	$-	$8,849
Software sales and support	1,101	-	-	1,101	1,018	-	-	1,018
Commissions	-	9,114	-	9,114	-	8,837	-	8,837
Medical equipment sales	-	-	542	542	-	-	714	714
Medical equipment service	-	-	31	31	-	-	31	31
	$11,082	$9,114	$573	$20,769	$9,867	$8,837	$745	$19,449

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$28,394	$-	$-	$28,394	$26,833	$-	$-	$26,833
Software sales and support	3,431	-	-	3,431	3,743	-	-	3,743
Commissions	-	26,350	-	26,350	-	26,401	-	26,401
Medical equipment sales	-	-	1,464	1,464	-	-	2,036	2,036
Medical equipment service	-	-	93	93	-	-	94	94
	$31,825	$26,350	$1,557	$59,732	$30,576	$26,401	$2,130	$59,107

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$9,341	$-	$102	$9,443	$9,302	$-	$221	$9,523
Revenue recognized at a point in time	1,741	9,114	471	11,326	565	8,837	524	9,926
	$11,082	$9,114	$573	$20,769	$9,867	$8,837	$745	$19,449

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$27,445	$-	$270	$27,715	$28,180	$-	$462	$28,642
Revenue recognized at a point in time	4,380	26,350	1,287	32,017	2,396	26,401	1,668	30,465
	$31,825	$26,350	$1,557	$59,732	$30,576	$26,401	$2,130	$59,107

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $101.3 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2024	2025	2026	Thereafter
Unfulfilled performance obligations	$14,292	$42,363	$17,302	$27,334

Contract Assets and Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $178,000 and $419,000 at September 30, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $33,117,000 and $32,194,000 at September 30, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,074,000 and 971,000 at September 30, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $4,000 and $6,000 at September 30, 2024 and December 31, 2023, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2024, we recognized approximately $2.9 million and $7.0 million of revenues, respectively, that were included in our contract liability balance at July 1, 2024 and January 1, 2024, respectively.

The following table summarizes the Company’s contract asset and contract liability balances:

	2024	2023
Contract receivables - January 1	13,398	15,306
Contract receivables - September 30	9,169	9,185
Increase (decrease)	(4,229)	(6,121)

Contract liabilities - January 1	33,589	33,861
Contract liabilities - September 30	34,373	34,773
Increase (decrease)	784	912

The decrease in contract receivables in the first nine months of 2024 and 2023 was due primarily to collections exceeding billings. The increase in contract liabilities in the same periods is mainly attributable to orders exceeding deliveries.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues from external customers
IT	$11,082	$9,867	$31,825	$30,576
Professional sales service	9,114	8,837	26,350	26,401
Equipment	573	745	1,557	2,130
Total revenues	$20,769	$19,449	$59,732	$59,107

Gross Profit
IT	$4,111	$4,274	$12,886	$13,455
Professional sales service	7,276	7,201	20,827	21,480
Equipment	369	568	1,111	1,605
Total gross profit	$11,756	$12,043	$34,824	$36,540

Operating income (loss)
IT	$(695)	$(187)	$(1,288)	$(133)
Professional sales service	1,531	1,648	3,182	4,784
Equipment	(223)	(83)	(809)	(214)
Corporate	(2,006)	(471)	(2,951)	(1,212)
Total operating income (loss)	$(1,393)	$907	$(1,866)	$3,225

Depreciation and amortization
IT	$170	$196	$492	$678
Professional sales service	25	21	72	62
Equipment	23	8	65	22
Corporate	-	-	-	-
Total depreciation and amortization	$219	$225	$630	$762

Capital expenditures
IT	$330	$71	$780	$293
Professional sales service	9	23	119	75
Equipment	104	82	331	168
Corporate	-	-	-	-
Total capital expenditures	$443	$176	$1,230	$536

	(in thousands)
	September 30, 2024	December 31, 2023
Identifiable Assets
IT	$23,675	$22,425
Professional sales service	14,034	18,955
Equipment	6,782	7,114
Corporate	29,452	27,263
Total assets	$73,943	$75,757

GE Healthcare accounted for 44% and 45% of revenue for both the three months ended September 30, 2024 and 2023, respectively, and the nine months ended September 30, 2024 and 2023, respectively. GE Healthcare also accounted for $5.1 million or 62%, and $9.3 million or 75%, of accounts and other receivables at September 30, 2024 and December 31, 2023, respectively. No other customer accounted for 10% or more of revenue.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	175,471	174,938	175,319	174,246
Dilutive effect of unvested restricted shares	-	908	-	1,148
Diluted weighted average shares outstanding	175,471	175,846	175,319	175,394

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted common stock grants	411	-	641	-

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

The Company’s short-term investments consist of bank deposits with yields based on underlying debt and equity securities and six-month US Treasury bills.  The bank deposits are carried at fair value of $424,000 at December 31, 2023, and are classified as available-for-sale.  Realized gains or losses on the bank deposits are included in net income.  The US Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $13,555,000 at December 31, 2023.  Their fair value at December 31, 2023 was approximately $13,559,000.  The Company does not expect a credit loss for its short-term investments.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of September 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2024 and December 31, 2023:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$26,176	$-	$-	$26,176

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds and treasury bills	$10,522	$-	$-	$10,522
Bank deposits (included in short term investments)	424			424
	$10,946	$-	$-	$10,946

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30, 2024	December 31, 2023
Trade receivables	$15,181	$22,085
Unbilled receivables	2,997	-
Allowance for credit losses and commission adjustments	(10,013)	(9,708)
Accounts and other receivables, net	$8,165	$12,377

Contract receivables under “Revenue from Contracts with Customers (“ASC Topic 606”)” consist of trade receivables and unbilled receivables. Trade receivables include amounts due for shipped products and services rendered. Unbilled receivables represent variable consideration recognized in accordance with ASC Topic 606 but not yet billable. Amounts recorded – billed and unbilled - under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2024	December 31, 2023
Raw materials	$716	$832
Work in process	55	11
Finished goods	384	627
	$1,155	$1,470

The Company maintained reserves for slow moving inventories of $170,000 and $163,000 at September 30, 2024 and December 31, 2023, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,223,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Beginning of period	$15,588	$15,614
Foreign currency translation adjustment	10	(26)
End of period	$15,598	$15,588

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2024	December 31, 2023
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,938)	(4,790)
	893	1,041

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	2,999	2,618
Accumulated amortization	(2,370)	(2,253)
	629	365

	$1,522	$1,406

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $90,000 and $81,000 for the three months ended September 30, 2024 and 2023, respectively and $265,000 and $261,000 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2024	102
2025	311
2026	275
2027	246
2028	224
2029	88
$1,246

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30, 2024	December 31, 2023
Deferred commission expense - noncurrent	$3,508	$3,821
Trade receivables - noncurrent	1,003	1,021
Other, net of allowance for loss on loan receivable of $412 at September 30, 2024 and December 31, 2023	58	60
	$4,569	$4,902

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30, 2024	December 31, 2023
Accrued compensation	$1,443	$2,482
Accrued expenses - other	1,580	2,142
Order reduction liability	1,074	971
Other liabilities	895	1,770
	$4,992	$7,365

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Deferred revenue at beginning of period	$31,700	$33,586	$32,200	$30,803
Net additions:
Deferred extended service contracts	-	-	-	2
Deferred commission revenues	4,465	2,924	10,078	12,406
Recognized as revenue:
Deferred extended service contracts	-	(1)	(2)	(4)
Deferred commission revenues	(3,044)	(3,269)	(9,155)	(9,967)
Deferred revenue at end of period	33,121	33,240	33,121	33,240
Less: current portion	17,496	18,535	17,496	18,535
Long-term deferred revenue at end of period	$15,625	$14,705	$15,625	$14,705

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the Company’s share of EECP Global’s (loss) earnings was approximately $(68,000) and $24,000, respectively, and for the nine months ended September 30, 2024 and 2023, the Company’s share of EECP Global’s loss was approximately $155,000 and $101,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, the Company recorded a net receivable from related parties of approximately $1,209,000 and $901,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Vaso Corporation and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: unfavorable business and economic conditions; the effect of pandemics and geopolitical events, including the COVID-19 pandemic which has adversely affected our operating results; the ability to keep pace with the dramatic changes taking place in IT and healthcare; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; securing and protecting our intellectual property rights; compliance with applicable government regulations; failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; continuation of the GEHC agreement; our ability to enter into new partnerships and strategic transactions, and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

Termination of Business Combination Agreement

On September 17, 2024 Vaso provided notice to Achari to terminate the Business Combination Agreement with Achari. Vaso intends to continue to seek opportunities to increase stockholder value, including through internal growth, new partnerships, and strategic investments with a concentration on medical and IT service companies.

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

Results of Operations – For the Three Months Ended September 30, 2024 and 2023

Revenues

Total revenue for the three months ended September 30, 2024 and 2023 was $20,769,000 and $19,449,000, respectively, representing an increase of $1,320,000, or 7% year-over-year. On a segment basis, revenue in the IT and professional sales services segments increased by $1,215,000 and $277,000, respectively, while revenue in the equipment segment decreased by $172,000.

Revenue in the IT segment for the three months ended September 30, 2024 was $11,082,000 compared to $9,867,000 for the three months ended September 30, 2023, an increase of $1,215,000, or 12%, of which $1,133,000 resulted from higher network services revenue and $82,000 from higher revenues in the healthcare IT business. Monthly recurring revenue in the IT segment accounted for $9,341,000 or 84% of the segment revenue in the third quarter of 2024, and $9,302,000 or 94% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $9,114,000 in the third quarter of 2024, an increase of $277,000, or 3%, as compared to $8,837,000 in the same quarter of 2023. The increase in commission revenues was due primarily to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2024, $33,117,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,623,000 was long-term. As of September 30, 2023, $33,232,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,701,000 was long-term. The small decrease in deferred revenue is principally due to high deliveries in the 4th quarter of 2023, partially offset by an increase in new orders booked in 2024.

Revenue in the equipment segment decreased by $172,000, or 23%, to $573,000 for the three-month period ended September 30, 2024 from $745,000 for the same period of the prior year, due to lower ARCS® subscription revenues in our US operations as well as lower deliveries in our China operations.

Gross Profit

Gross profit for the three months ended September 30, 2024 and 2023 was $11,756,000, or 57% of revenue, and $12,043,000, or 62% of revenue, respectively, representing a decrease of $287,000, or 2% year-over-year. On a segment basis, gross profit in the professional sales service segment increased $75,000, or 1%, while gross profit in the IT and equipment segments decreased $163,000, or 4%, and $199,000, or 35%, respectively.

IT segment gross profit for the three months ended September 30, 2024 was $4,111,000, or 37% of the segment revenue, compared to $4,274,000, or 43% of the segment revenue for the three months ended September 30, 2023. The year-over-year decrease of $163,000, or 4%, was primarily a result of a lower margin sales mix in the network services business.

Professional sales service segment gross profit was $7,276,000, or 80% of segment revenue, for the three months ended September 30, 2024 as compared to $7,201,000, or 81% of the segment revenue, for the three months ended September 30, 2023, reflecting an increase of $75,000, or 1%. The increase was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the third quarter of 2024 and a higher blended commission rate, when compared to the same period last year, partially offset by higher commission expenses. Cost of commissions in the professional sales service segment of $1,838,000 and $1,636,000, for the three months ended September 30, 2024 and 2023, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $369,000, or 64% of segment revenues, for the third quarter of 2024 compared to $568,000, or 76% of segment revenues, for the same quarter of 2023. The $199,000, or 35%, decrease in gross profit was primarily the result of lower sales and a lower gross margin for product sales in China during the quarter.

Operating Income (Loss)

Operating income (loss) for the three months ended September 30, 2024 was $(1,393,000) compared to $907,000 for the same quarter in 2023, representing a decrease of $2,300,000, or 254%, due primarily to $1,409,000 higher costs for investment banking activities, and to both the decrease in gross profit and the increase in operating costs (below) in the IT segment. On a segment basis, the IT segment recorded an operating loss of $695,000 in the third quarter of 2024 as compared to an operating loss of $187,000 in the same period of 2023; the professional sales service segment recorded operating income of $1,531,000 in the third quarter of 2024 as opposed to operating income of $1,648,000 in the same period of 2023; and the equipment segment recorded an operating loss of $223,000 in the third quarter of 2024 as compared to an operating loss of $83,000 in the same period of 2023.

Operating loss in the IT segment increased to $695,000 for the three-month period ended September 30, 2024 from an operating loss of $187,000 in the same period of 2023, due to lower gross profit and higher SG&A costs. Operating income in the professional sales service segment decreased by $117,000 in the three-month period ended September 30, 2024 as compared to operating income in the same period of 2023, due to higher SG&A costs, partially offset by higher gross profit. The equipment segment reported an operating loss of $223,000 in the third quarter of 2024, compared to an operating loss of $83,000 in the third quarter 2023, an increase of $140,000, primarily due to lower gross profit partially offset by lower SG&A costs in both US and China operations.

SG&A costs for the three months ended September 30, 2024 and 2023 were $11,409,000 and $10,887,000, respectively, representing an increase of $522,000, or 5% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $346,000 in the third quarter of 2024 from the same quarter of the prior year due primarily to higher personnel costs; SG&A costs in the professional sales service segment increased $191,000 due mainly to higher personnel costs associated with provision of expanded services; and SG&A costs in the equipment segment decreased $41,000 due primarily to lower personnel costs. Corporate SG&A costs not allocated to segments increased $26,000 due mainly to higher annual meeting costs, partially offset by lower directors’ fees. Investment banking expenses for the business combination with Achari Venture Holdings I increased to $1,549,000 in the third quarter of 2024 from $40,000 in the third quarter of 2023.

Research and development expenses were $191,000, or 1% of revenues, for the third quarter of 2024, a decrease of $79,000, or 9%, from $209,000, or 1% of revenues, for the third quarter of 2023. The decrease is primarily attributable to lower product development expenses in the equipment segment.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Three months ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Net (loss) income	$(1,181)	$1,198
Interest expense (income), net	(284)	(264)
Income tax expense	30	16
Depreciation and amortization	219	225
Share-based compensation	8	10
Adjusted EBITDA	$(1,208)	$1,185

Adjusted EBITDA decreased by $2,393,000, to $(1,208,000) in the quarter ended September 30, 2024 from $1,185,000 in the quarter ended September 30, 2023. The decrease was primarily attributable to the decrease in net income and increase in interest income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2024 was $242,000 as compared to $307,000 for the corresponding period of 2023. The decrease in interest and other income (expense) was due primarily to higher loss at EECP Global, partially offset by higher interest income resulting from higher money market and US Treasury bill balances.

Income Tax Expense

For the three months ended September 30, 2024, we recorded income tax expense of $30,000 as compared to $16,000 for the corresponding period of 2023. The $14,000 increase is due mainly to higher state tax expense.

Net Income (Loss)

Net loss for the three months ended September 30, 2024 was $1,181,000 as compared to net income of $1,198,000 for the three months ended September 30, 2023, representing a decrease of $2,379,000. Income (loss) per share of $(0.01) and $0.01 was recorded in the three-month periods ended September 30, 2024 and 2023, respectively. The principal cause of the decrease in net income is the increase in business combination transaction costs, decrease in gross profit and increase in SG&A costs, partially offset by the increase in interest income.

Results of Operations – For the Nine Months Ended September 30, 2024 and 2023

Revenues

Total revenue for the nine months ended September 30, 2024 and 2023 was $59,732,000 and $59,107,000, respectively, representing an increase of $625,000, or 1% year-over-year. On a segment basis, revenue in the IT segment increased $1,249,000, while revenue in the professional sales service and equipment segments decreased $51,000 and $573,000, respectively.

Vaso Corporation and Subsidiaries

Revenue in the IT segment for the nine months ended September 30, 2024 was $31,825,000 compared to $30,576,000 for the nine months ended September 30, 2023, an increase of $1,249,000, or 4%, of which $1,561,000 resulted from higher network services revenue, offset by $312,000 lower revenue from healthcare IT services. Our monthly recurring revenue in the IT segment accounted for $27,445,000 or 86% of the segment revenue in the first nine months of 2024, and $28,180,000 or 92% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $26,350,000 in the first nine months of 2024, a decrease of $51,000, or less than 1%, as compared to $26,401,000 in the first nine months of 2023. The decrease in commission revenues was due primarily to a slight decrease in the volume of underlying equipment delivered by GEHC during the period, offset by a higher blended commission rate applicable to such deliveries. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2024, $33,232,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,701,000 was long-term. As of September 30, 2023, $33,232,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $14,701,000 was long-term. The small decrease in deferred revenue is principally due to high deliveries in the 4th quarter of 2023, partially offset by an increase in new orders booked in 2024.

Revenue in the equipment segment decreased by $573,000, or 27%, to $1,557,000 for the nine-month period ended September 30, 2024 from $2,130,000 for the same period of the prior year, principally due to lower equipment deliveries in our China operations and lower cloud-based software-as-a-service (“SaaS”) sales in the U.S.

Gross Profit

Gross profit for the nine months ended September 30, 2024 and 2023 was $34,824,000, or 58% of revenue, and $36,540,000, or 62% of revenue, respectively, representing a decrease of $1,716,000, or 5% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased $569,000, or 4%; $653,000, or 3%; and $494,000, or 31%, respectively.

IT segment gross profit for the nine months ended September 30, 2024 was $12,886,000, or 40% of the segment revenue, compared to $13,455,000, or 44% of the segment revenue for the nine months ended September 30, 2023. The year-over-year decrease of $569,000, or 4%, was primarily a result of lower margin product sales mix in both the network service and healthcare IT businesses, partially offset by higher network service revenues.

Professional sales service segment gross profit was $20,827,000, or 79% of segment revenue, for the nine months ended September 30, 2024 as compared to $21,480,000, or 81% of the segment revenue, for the nine months ended September 30, 2023, reflecting a decrease of $653,000, or 3%. The decrease was primarily due to the product mix of diagnostic imaging revenues and ultrasound revenues, where ultrasound revenues incur higher cost of commissions. Cost of commissions in the professional sales service segment of $5,523,000 and $4,921,000, for the nine months ended September 30, 2024 and 2023, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit decreased to $1,111,000, or 71% of segment revenues, for the first nine months of 2024 compared to $1,605,000, or 75% of segment revenues, for the same period in 2023. The $494,000, or 31%, decrease in gross profit was primarily the result of lower revenue in both our China operations and our U.S. SaaS operations, and by lower gross profit margin.

Operating Income (Loss)

Operating income (loss) for the nine months ended September 30, 2024 and 2023 was $(1,866,000), and $3,225,000, respectively, representing a decrease of $5,091,000 as a combined result of gross profit decreasing $1,716,000 and operating costs (below) increasing $3,375,000, year-over-year. On a segment basis, the IT segment recorded an operating loss of $1,288,000 in the first nine months of 2024 as compared to an operating loss of $133,000 in the same period of 2023; operating income in the professional sales service segment decreased by $1,602,000, from $4,784,000 in the first nine months of 2023 to $3,182,000 in the same period of 2024; and the equipment segment recorded an operating loss of $809,000 in the first nine months of 2024 as compared to an operating loss of $214,000 in the same period of 2023.

Operating loss in the IT segment increased to $1,288,000 for the nine-month period ended September 30, 2024 as compared to an operating loss of $133,000 in the same period of 2023, due primarily to lower gross profit and higher SG&A costs. Operating income in the professional sales service segment decreased $1,602,000 to $3,182,000 in the nine-month period ended September 30, 2024 as compared to operating income of $4,784,000 in the same period of 2023, due to higher SG&A costs and lower gross profit. The equipment segment reported an operating loss of $809,000 in the first nine months of 2024, compared to an operating loss of $214,000 in the first nine months of 2023, an increase of $494,000, due mainly to lower gross profit, as well as to higher SG&A and R&D costs.

Vaso Corporation and Subsidiaries

SG&A costs for the nine months ended September 30, 2024 and 2023 were $34,316,000 and $32,691,000, respectively, representing an increase of $1,625,000, or 5% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $605,000 in the first nine months of 2024 from the same period of the prior year due mainly to higher personnel costs; SG&A costs in the professional sales service segment increased by $948,000 due to higher personnel costs associated with the provision of expanded services, and to higher travel costs; and SG&A costs in the equipment segment increased by $78,000 due mainly to higher personnel costs. Corporate SG&A costs not allocated to segments decreased $7,000 due mainly to lower director fees and insurance costs, partially offset by higher annual meeting costs. Expenses for investment banking activities associated with the business combination with Achari Venture Holdings I increased to $1,787,000 in the nine months ended September 30, 2024 from $40,000 in the same period of 2023.

Research and development (“R&D”) expenses were $587,000, or 1% of revenues, for the first nine months of 2024, an increase of $3,000, or less than 1%, from $584,000, or 1% of revenues, for the first nine months of 2023. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine months ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Net (loss) income	$(1,199)	$3,724
Interest expense (income), net	(884)	(555)
Income tax expense	154	35
Depreciation and amortization	630	762
Share-based compensation	26	38
Adjusted EBITDA	$(1,273)	$4,004

Adjusted EBITDA decreased by $5,277,000 to $(1,273,000) in the nine months ended September 30, 2024 from $4,004,000 in the nine months ended September 30, 2023. The decrease was primarily attributable to lower net income and higher interest income, partially offset by higher income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2024 was $821,000 as compared to $534,000 for the corresponding period of 2023. The increase in interest and other income was due primarily to higher interest income.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the nine months ended September 30, 2024, we recorded income tax expense of $154,000 as compared to income tax expense of $35,000 for the corresponding period of 2023. The increase was due mainly to higher state tax expense.

Net Income (Loss)

Net loss for the nine months ended September 30, 2024 was $1,199,000 as compared to net income of $3,724,000 for the nine months ended September 30, 2023, representing a decrease of $4,923,000, or 132%. Income (loss) per share of $(0.01) and $0.02 was recorded in the nine-month periods ended September 30, 2024 and 2023, respectively. The principal cause of the decrease was lower operating income, partially offset by higher interest income.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At September 30, 2024, we had cash and cash equivalents of $26,841,000 and working capital of $12,822,00 0, compared to cash and cash equivalents of $11,342,000 and working capital of $15,059,000 at December 31, 2023.

Cash provided by operating activities was $3,648,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $287,000 and cash provided by operating assets and liabilities of $3,361,000, during the nine months ended September 30, 2024, compared to cash provided by operating activities of $6,860,000 for the same period in 2023. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,111,000 and increases in accounts payables and deferred revenue of $1,886,000 and $921,000, respectively; partially offset by decreases in accrued commissions and accrued expenses of $1,092,000 and $2,439,000, respectively.

Cash provided by investing activities during the nine-month period ended September 30, 2024 was $11,953,000 attributed to $13,757,000 in redemption of short-term investments, offset by $1,231,000 used for the purchase of equipment and software and $573,000 used in the funding of a working capital loan to Achari.

Cash used in financing activities during the nine-month period ended September 30, 2024 was $67,000 resulting primarily from the repayment of notes payable and finance lease obligations.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information with respect to this item may be found in Note N Commitments and Contingencies under “Litigation”, in the accompanying notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6 - EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Filed herewith electronically

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

Date: November 14, 2024