Form 10-K
period 2024-12-31
VASO Corp
filed 2025-03-31
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18105

VASO CORPORATION

(Exact name of registrant as specified in Its Charter)

Delaware	11-2871434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

137 Commercial Street, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 997-4600

Securities registered under Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of common stock held by non-affiliates was approximately $29.2 million based on the closing sales price of the common stock as quoted on the OTC QX on June 30, 2024.

At March 24, 2025, the number of shares outstanding of the issuer’s common stock was 175,696,311.

DOCUMENTS INCORPORATED BY REFERENCE

None.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

EXHIBITS

Exhibit 31	Certifications Pursuant to Securities Exchange Act Rule 13A-14(A)/15D-14(A)
Exhibit 32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I

ITEM 1 – BUSINESS

The information contained in this report contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future revenue and expenses, anticipated growth strategies, and anticipated trends in the Company’s business or financial results. When used in this report, words such as “anticipates”, “continue”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “future”, “intends”, the negative of these terms and similar expressions identify forward-looking statements. Any forward-looking statement made by the Company in this document is based only on the Company’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the possibility of a downturn or disruptions in the U.S. economy; the impact of US tariff policies; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries.

General Overview

Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

The Company’s website is www.vasocorporation.com.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offerings include:

●	Managed healthcare software solutions including diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

●	Managed network infrastructure (routers, switches and other core equipment).

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

●	Managed network security services.

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

VasoHealthcare

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC to further the sale of certain medical capital equipment in certain domestic market segments. Its current offerings consist of:

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

VasoMedical

The proprietary medical equipment business under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States, and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions. VasoMedical’s proprietary devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

●	Biox® series Holter monitors and ambulatory blood pressure recorders.

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm in the form of a SaaS (software as a service) subscription.

●	MobiCare® multi-parameter wireless vital-sign monitoring system.

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its extensive in-house knowledge and intellectual property for cardiovascular devices and software coupled with its engineering resources to cost-effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

Historical Background

Vaso Corporation was incorporated in Delaware in July 1987. For most of its history, the Company primarily was a single-product company designing, manufacturing, marketing and servicing its proprietary Enhanced External Counterpulsation, or EECP®, therapy systems, mainly for the treatment of angina. In 2010, it began to diversify its business operations. The Company changed its name to Vaso Corporation in 2016 to more accurately reflect the diversified nature of its business and continues to use the original name VasoMedical for its proprietary medical device subsidiary.

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment, and expanded in 2023 to include ultrasound systems, to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement with GEHC (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2026, subject to earlier termination under certain conditions.

In June 2014, the Company began its IT segment business by entering into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of then GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments currently served by VasoHealthcare. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC IT”), was formed to conduct the Company’s healthcare IT business. In 2021, the VAR Agreement was terminated and the Company partnered with other vendors providing similar products.

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

The Company’s proprietary equipment business also has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired FGE, a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone, and in March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company through Gentone acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox® series ambulatory patient monitoring systems, ARCS® series cloud-based software suite and algorithm for ECG and blood pressure monitoring and analysis, and the MobiCare® patient monitoring device.

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counter pulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK. On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms. The agreement’s current term ends April 1, 2025 and will be automatically renewed for another year. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

Termination of Achari Business Combination Agreement

As previously disclosed, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari (“Merger Sub”). The Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Achari. On September 17, 2024, Vaso provided to Achari a notice of termination of the Business Combination Agreement. Business combination transaction costs presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) include investment banking and other advisory and legal costs incurred in connection with the Business Combination Agreement, as well as the write-off of $508,000 in transaction costs capitalized in prior quarters of 2024.

Management

The Company currently bases its headquarters in Plainview, Long Island, NY pursuant to a lease which expires in September 2028. The Company’s executive officers include its President and Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), and Chief Financial Officer (“CFO”).

The management of the Company’s IT segment is led by the President of VasoTechnology and NetWolves, which is based in Tampa, FL. Our VasoHealthcare IT business is organized as a part of VasoTechnology and is based in Nashville, TN. VasoHealthcare IT works with our VasoHealthcare diagnostic imaging equipment sales team to generate leads and potential clients for the software solutions products and works with NetWolves sales and technical teams for comprehensive IT product and service offerings.

In the professional sales services segment, we sell GEHC diagnostic imaging products and ultrasound systems to our assigned accounts in the 48 contiguous states of the United States and the District of Columbia through a nationwide team of approximately 70 sales employees led by several regional managers and an executive team who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic, technical and other support staff, as well as applicable GEHC employees.

The equipment segment is under the direct supervision of the CEO of the Company. Regulatory, technical, sales and marketing efforts in the domestic market are led by a Vice President Operations at VasoMedical, and the managers of our China subsidiaries, based in Wuxi, China, are in charge of the development and production of all our proprietary products and marketing and sales in China and the international markets. We sell our Biox® series and other products in China through a group of sales managers as well as through distributors covering various regions of China and other international geographies.

Competition

In the U.S. diagnostic imaging market where we sell GEHC products, our main competitors are other diagnostic imaging equipment manufacturers such as Siemens, Philips, Canon, and Hologic, etc. as well as their channel partners and distributors. Key competitive factors in the market include price, quality, finance availability, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. GEHC is a leading competitor in this market.

In the IT segment, our primary competitors in the healthcare IT VAR business are software solution providers such as Agfa Healthcare, McKesson, Philips, Carestream Health, etc. Key competitive factors are brand recognition, quality, radiology workflow solutions, scalability and service and support capability. In the managed network services business our primary competition includes, but is not limited to, organizations who have a presence in most of the major markets for the following products and services: network services, managed services, security services and healthcare applications. Several of those competitors, many of which are our vendors, are: Verizon, AT&T, CenturyLink, IBM and Cisco Resellers, Siemens, Epic, small regional IT integrators and large company internal IT departments.

In the ambulatory monitoring system business, there are numerous competitors of various size and strength. The Biox® product line is among the few from China with CE Mark certification for Europe, CFDA approval for China, US FDA clearances as well as Brazilian Agencia Nacional de Vigilancia Sanitaria (ANVISA) approval, which are among the most important qualifications to market and sell the products around the world.

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

Compliance with Regulations in the United States

The Company has received appropriate US FDA premarket notification (510(k)) clearance for all its products marketed and sold in the United States, including EECP® therapy systems and Biox® ambulatory monitoring systems including ARCS® analysis and report software. We seek US FDA clearance or approval for new products prior to their introduction to the US market.

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

We are subject to the Federal Food, Drug, and Cosmetic Act’s, or FDCA’s, general controls, including establishment registration, device listing and labeling requirements.

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

Foreign Regulation

In most countries where we seek to export our medical devices, a local regulatory clearance must be obtained. The regulatory review process varies from country to country and can be complex, costly, uncertain and time-consuming. Our medical devices are all manufactured in accordance with ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. All our current medical devices have obtained necessary clearances or approvals prior to their release in the appropriate jurisdictions, including CE marking certification for European Union countries, China FDA (CFDA) approval for mainland China, Korean FDA (KFDA) approval for South Korea, Agência Nacional de Vigilância Sanitária (ANVISA) approval for Brazil, Taiwan FDA (TFDA) for Taiwan, and the Saudi SFDA (MDMA) for the Kingdom of Saudi Arabia.

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

Intellectual Property

In addition to other methods of protecting our proprietary technology, know-how and show-how as well as trade secrets, we pursue a policy of seeking patent protection, both in the US and abroad, for our proprietary technologies including those in Biox® and MobiCare® products. Moreover, trademarks have been registered for the names “Vaso”, “Vasomedical”, “VasoGlobal”, “VasoSolutions”, “VasoHealthcare”, “EECP”, “Biox”, “ARCS” and “MobiCare”.

Through our China-based subsidiaries, we own thirty-five invention and utility patents in China that expire at various times through 2041, as well as twenty-two software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

Through our NetWolves subsidiary we hold the trademarks “NetWolves”, “SRM”, and “Wolfpac”.

There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. As with any patented technology, litigation could be necessary to protect our patent position. Such litigation can be costly and time-consuming, and there can be no assurance that we will be successful.

Employees

As of December 31, 2024, we employed 298 full-time persons, of which 14 are employed through our headquarters and VasoMedical facility in Plainview, New York; 102 through VasoHealthcare; 16 through VasoHealthcare IT; 102 through our NetWolves operations; and 64 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

The Company also retains several part-time employees and consultants from time to time for various purposes.

Manufacturing

The Company conducts manufacturing activities for its ambulatory monitoring devices and other medical devices in its Biox facilities in China, and maintains certain manufacturing capability in the Plainview, NY location to satisfy certain domestic and international needs for the EECP® systems per the management agreement with EECP Global.

All manufacturing operations are conducted under the cGMP requirements, as set forth in the FDA Quality System Regulation, as well as ISO 13485 (Medical device – Quality management systems – Requirement for regulatory purpose), an internationally agreed standard that sets out the requirements for a quality management system specific to the medical devices industry. We are also certified to conform to full quality assurance system requirements of the EU Medical Device Directive (MDD 93/42/EEC Annex II) and can apply CE marking to all of our current Biox product models. Lastly, we are certified to comply with the requirements of the Brazilian Agência Nacional de Vigilância Sanitária (ANVISA). All these regulations and standards subject us to inspections to verify compliance and require us to maintain documentation and controls for the manufacturing and quality activities.

We believe our manufacturing capacity and warehouse facility are adequate to meet the current and immediately foreseeable future demand for the production of our medical devices. We believe our suppliers of the other medical devices we distribute or represent are capable of meeting our demand for the foreseeable future.

ITEM 1A - RISK FACTORS

An investment in our securities involves certain risks, including, among others, the risks described below. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report on Form 10K. The risks and uncertainties described below are those we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuation in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of economic or business conditions, including the possibility of a downturn in the U.S. economy. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial position.

Financial Risks

Achieving profitable operations is dependent on several factors.

Our ability to sustain profitability is dependent on many factors, primarily being continued operation under the GEHC Agreement, as well as attaining and maintaining profitability in our IT and equipment segments, as well as the success of our other strategic initiatives.

Risks Related to Our Business

We currently derive a significant amount of our revenue and operating income from the GEHC Agreement.

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

A significant amount of our revenue and operating income arise from activities under this agreement. Moreover, our performance and growth in the professional sales service segment depends partially on the territories, customer accounts and product modalities assigned to us by GEHC, as well as factors beyond our control such as product pricing, availability and delivery schedule, and thus relies on our ability to demonstrate our added value as a channel partner, and on maintaining a positive relationship with GEHC. There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions or will be extended beyond the current expiration date. Should GEHC terminate or fail to extend the agreement, it would have a material adverse effect on our financial condition and results of operations.

We face competition from other companies and technologies.

In all segments of our business, we compete with other companies that market technologies, products and services in the global marketplace. We do not know whether these companies, or other potential competitors, may succeed in developing technologies, products or services that are more efficient or effective than those offered by us, rendering our technology and existing products obsolete or non-competitive. Potential new competitors may also have substantially greater financial, manufacturing and marketing resources than those possessed by us. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purpose of our products. Accordingly, the life cycles of our products are difficult to estimate. To compete successfully, we must keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

Data security incidents or disruptions in our information technology systems could damage our business.

We are increasingly dependent on information systems and infrastructure to operate our business.  Our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems. We review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. Despite our implementation of firewalls, switchgear and other network security measures, our servers, databases and other systems may be vulnerable to various cyber and other security threats, including those caused by computer hackers, physical or electronic break-ins, sabotage, computer viruses, malware, worms, and similar disruptions from unauthorized access and tampering with our computer systems, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar incidents. The occurrence of some of these risks may be increased due to the work-from-home arrangements that we have implemented for many of our employees. Significant disruptions in our information technology systems or other data security incidents could adversely affect our business operations and reputation.

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

We are subject to extensive regulation across our business lines.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we predict what effect additional governmental regulations or administrative orders, either domestically or internationally, when and if promulgated, would have on our business in the future. We may be slow to adapt, or we may never adapt to changes in existing requirements or adoption of new requirements or policies. We may incur significant costs to comply with laws and regulations in the future and compliance with laws or regulations may create an unsustainable burden on our business.

We have foreign operations and are subject to the associated risks of doing business in foreign countries.

The Company continues to have operations in China. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, current uncertainties surrounding US tariff policy and other factors. The occurrence of any of these risks, if severe enough, could have an adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

As a GEHC channel partner, our sales of GEHC products could be negatively impacted by interruptions or delays to equipment installations, production and quality issues, and any customer concerns related to GEHC. Delivery of GEHC equipment may be negatively impacted due to the current supply chain issues especially as it impacts availability of computer chips. With respect to our proprietary medical products we now manufacture our own products primarily through our China based facilities. However, we do depend on certain independent suppliers for parts, components and certain finished goods.

We may not have adequate intellectual property protection.

Our patents and proprietary technology may not be able to prevent competition by others. The validity and breadth of claims in technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors and our patents may not provide competitive advantages to us. Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our patents expire, the inventions will enter the public domain. There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect our patent position. Such litigation may be costly and time-consuming, and there can be no assurance that we will be successful in such litigation.

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

The market price of our common stock historically has been and may continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our operating results;

●	overall market fluctuations and domestic and worldwide economic conditions;

●	medical reimbursement policies;

●	announcements of technological innovations, new products or pricing by our competitors;

●	the timing of patent and regulatory approvals;

●	the timing and extent of technological advancements;

●	the sales of our common stock by affiliates or other shareholders with large holdings; and

●	other factors described in the “Risk Factors” and elsewhere in this Report.

Our future operating results may fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price of stocks generally, including our stock, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

We do not intend to pay dividends in the foreseeable future.

We currently do not intend to pay any cash dividends on our common stock in the foreseeable future.

Anti-takeover Risk Factor

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and the ability to issue blank check preferred stock, the lack of stockholder pre-emptive rights, and super majority voting requirements for transactions with substantial shareholders, which may be deemed to be “anti-takeover” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” provisions may be to discourage, make costlier or more difficult, or prevent a future takeover offer, even if shareholders may desire the Company to pursue the takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors.

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

ITEM 1C – CYBERSECURITY

Our Board is actively engaged in the oversight of the Company’s cybersecurity, information security, data protection, and technology programs (“cybersecurity”) .. The Audit Committee of the Board serves as the principal agent of the Board in fulfilling its oversight and review of the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. The President of VasoTechnology leads the Company’s cybersecurity risk assessment and risk management program and leads the team from our IT business in designing and implementing our cybersecurity program.

The President of VasoTechnology and the executive team in our IT business periodically assesses industry best practices, frameworks, and standards so that our practice is up to date for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity risk management program includes the deployment of tools and activities designed to monitor, detect, prevent and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents. Program highlights include:

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

The President of VasoTechnology is responsible for informing the Audit Committee and the Board of Directors, the CEO and other members of the senior management team on cybersecurity risks on a regular basis, including evolving cybersecurity threats, cybersecurity incidents, cybersecurity technologies and solutions deployed, major cybersecurity risk areas, and policies and procedures to address those risks and cybersecurity incidents, as well as assessments of our cybersecurity program. The President of VasoTechnology also informs the CEO and other members of our senior management team on a more informal basis of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Any significant cybersecurity matters and strategic risk management decisions related thereto are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity issues.

In 2024, the Company achieved its primary cybersecurity risk management objective of no material cybersecurity incidents.

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

ITEM 2 – PROPERTIES

The Company houses its headquarters and domestic medical device operations at an 8,700 square foot facility located at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 30, 2028 and with a base annual rental of approximately $83,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2027 with an annual rental of approximately $222,000. VHC-IT rents a flexible space, 1,500 square foot facility in Nashville, Tennessee on a month-to-month basis with an annual cost of approximately $37,000. We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our office, engineering and production facilities in China. Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2026, September 2026, and December 2026 at an aggregate annual cost of approximately $73,000. Such leases are renewable upon expiration. We also lease office space of approximately 1,700 square feet to host our software R&D team in Tianjin, China under a lease expiring in February 2026 at an annual coat of approximately $22,000.

ITEM 3 – LEGAL PROCEEDINGS

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market (OTCQX) under the symbol VASO. The number of record holders of common stock as of March 25, 2025, was approximately 900, which does not include approximately 8,500 beneficial owners of shares held in the name of brokers or other nominees. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2024		Year ended December 31, 2023
	High	Low	High	Low
First quarter	$0.33	$0.27	$0.29	$0.17
Second quarter	$0.31	$0.21	$0.26	$0.21
Third quarter	$0.30	$0.18	$0.34	$0.24
Fourth quarter	$0.19	$0.12	$0.35	$0.20

The last bid price of the Company’s common stock on March 25, 2025 was $0.13 per share. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

We have never paid any cash dividends on our common stock and currently do not intend to pay cash dividends in the foreseeable future.

ITEM 6 – [RESERVED]

ITEM 7– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements. See “Forward Looking Statements” and “Risk Factors” in Item 1 (Business) to review certain conditions that we believe could cause results to differ materially from those contemplated by the forward-looking statements.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K.

General Overview

Our Business Segments

Vaso Corporation (formerly Vasomedical, Inc.) (“Vaso” or the “Company”) was incorporated in Delaware in July 1987. We principally operate in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

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

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”). It currently consists of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). Its current offering includes:

●	Managed healthcare software solutions including diagnostic imaging applications (channel partner of select vendors of healthcare IT products).

●	Managed network infrastructure (routers, switches and other core equipment).

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

●	Managed network security services.

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

VasoMedical

The proprietary medical equipment business under VasoMedical traces back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions. These devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

●	Biox® series Holter monitors and ambulatory blood pressure recorders.

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software and algorithm subscription in the form of a SaaS (software as a service) subscription.

●	MobiCare® multi-parameter wireless vital-sign monitoring system.

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are as follows:

●	Continue to effectively control operating costs in the current inflationary environment.

●	Continue to expand our product and service offerings as well as market penetration in all of our business segments.

●	Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GEHC product portfolio we represent, and possibly building new teams to represent other vendors.

●	Maintain and grow our equipment business by increasing efficiency and continue to transform the operation and explore new revenue models.

●	Continue to seek accretive partnership opportunities.

●	Explore options in capital markets for our stock.

Results of Operations – For the Years Ended December 31, 2024 and 2023

Total revenues increased by $5,743,000, or 7.1%, to $86,767,000 in the year ended December 31, 2024, from $81,024,000 in the year ended December 31, 2023. We reported net income of $951,000 and $4,805,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of $3,854,000. The decrease in net income was primarily due to higher operating expenses in 2024, partially offset by higher gross profit. Our net income was $0.01 per basic and diluted common share for the year ended December 31, 2024, and $0.03 per basic and diluted common share, for the year ended December 31, 2023.

Revenues

Revenue in the IT segment was $42,954,000 for the year ended December 31, 2024 as compared to $40,371,000 for the prior year, an increase of $2,583,000, or 6.4%, of which $2,684,000 was attributable to an increase in managed network services revenue offset by a decrease of $101,000 in healthcare IT revenues.

Commission revenues in the professional sales service segment increased by $3,515,000, or 9.3%, to $41,335,000 in the year ended December 31, 2024, as compared to $37,820,000 in the year ended December 31, 2023. The increase was primarily due to a higher blended commission rate for equipment delivered in 2024 as well as a higher volume of GEHC equipment delivered in 2024, particularly from the ultrasound program started in 2023. As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2024, the Company recorded on its consolidated balance sheet deferred commission revenue of $34,893,000 for this segment (of which $17,821,000 was long-term), an increase of $2,699,000, or 8.4%, compared to $32,194,000 of deferred commission revenue at December 31, 2023 (of which $16,314,000 was long-term). The increase in deferred revenue was due principally to booked orders exceeding equipment deliveries in 2024.

Revenue in our equipment segment decreased 12.5% to $2,478,000 for the year ended December 31, 2024 from $2,833,000 for the year ended December 31, 2023, as a result of a $236,000, or 58.9%, decrease in our US operations due to lower ARCS®-cloud software-as-a-service revenues, and lower equipment sales in our China operations due to lower deliveries and the negative effect of foreign exchange rate fluctuations in 2024.

Gross Profit

The Company recorded gross profit of $52,050,000, or 60.0% of revenue, for the year ended December 31, 2024, compared to $50,593,000, or 62.4% of revenue, for the year ended December 31, 2023. The increase of $1,457,000, or 2.9%, was due to a $1,875,000 increase in the professional sales service segment due to higher revenue; a $54,000 decrease in the IT segment due to lower gross margin; and a $364,000 decrease in the equipment segment, as a result of lower revenues and lower gross margin.

IT segment gross profit decreased slightly by $54,000 to $17,605,000, or 41.0% of segment revenues, for the year ended December 31, 2024, as compared to $17,659,000, or 43.7% of segment revenues in the prior year, a decrease of $54,000. This decrease was due to $267,000 lower gross profit from the healthcare IT business resulting from lower revenue and lower gross margin, partially offset by $213,000 higher gross profit from the managed network service business resulting from higher revenue but lower gross margin.

Professional sales service segment gross profit was $32,674,000, or 79.0% of the segment revenues, for the year ended December 31, 2024, an increase of $1,875,000, or 6.1%, from segment gross profit of $30,799,000, or 81.4% of the segment revenue, for the year ended December 31, 2023. The increase in gross profit was due primarily to the increase in the segment revenue as a result of both a higher blended commission rate in 2024 and higher equipment delivery volume. Cost of commissions increased by $1,640,000, or 23.4%, to $8,661,000 for the year ended December 31, 2024, as compared to cost of commissions of $7,021,000 in 2023. The increase was due primarily to the increase in the segment revenue in 2024 as well as the higher commission rate of the ultrasound program. Cost of commissions reflects commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased by $364,000, or 17.0%, to $1,771,000, or 71.5% of equipment segment revenues, for the year ended December 31, 2024, compared to $2,135,000, or 75.4% of equipment segment revenues, for the year ended December 31, 2023, due to lower segment revenue and lower gross profit margin. Equipment segment gross profits are dependent on a number of factors including the mix of products sold, their respective models and average selling prices, the ongoing costs of training, maintenance and servicing, as well as certain fixed period costs, including facilities, payroll and insurance.

Operating Income

Operating income was $285,000 for the year ended December 31, 2024 compared to operating income of $4,195,000 for the year ended December 31, 2023, a decrease of $3,910,000, or 93%. The decrease was primarily attributable to a $1,416,000 increase in corporate expenses associated with the proposed Achari business combination and a $1,294,000 increase in operating loss in the IT segment year over year, from a loss of $466,000 for the year ended December 31, 2023 to a loss of $1,760,000 for the year ended December 31, 2024, due primarily to higher selling, general and administrative (SG&A) costs. Operating income in the professional sales service segment decreased by $367,000 from $7,195,000 for the year ended December 31, 2023 to $6,828,000 for the year ended December 31, 2024, due mainly to higher operating expenses relating to the ultrasound sales program, partially offset by higher gross profit. Operating loss in the equipment segment increased by $833,000, from a loss of $451,000 in the prior year to a loss of $1,254,000 for the year ended December 31, 2024, resulting mainly from lower gross profit and higher SG&A costs.

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $48,984,000, or 56.5% of revenues, and $45,078,000, or 55.6% of revenues, respectively, reflecting an increase of $3,906,000 or 8.7%. The increase in SG&A expenditures in the year ended December 31, 2024 resulted primarily from a $2,242,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related and travel costs, a $1,121,000 increase in the IT segment due to higher personnel and travel costs, and a $352,000 increase in the equipment segment due to higher allowance for credit loss on related party receivables.

Research and development (R&D) expenses of $851,000, or 1% of revenues, for the year ended December 31, 2024 increased by $96,000, or 13%, from $755,000, or 1% of revenues, for the year ended December 31, 2023. The increase was primarily attributable to higher software development costs in our China operations in 2024.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year ended December 31,
	2024	2023

Net income	$951	$4,805
Interest expense (income), net	(1,154)	(858)
Income tax expense	326	100
Depreciation and amortization	824	999
Share-based compensation	54	48
Adjusted EBITDA	$1,001	$5,094

Adjusted EBITDA decreased by $4,093,000, to $1,001,000 in the year ended December 31, 2024, from $5,094,000 in the year ended December 31, 2023. The decrease was primarily attributable to lower net income, lower depreciation and amortization and higher net interest income as compared to the prior year. Net income decreased primarily due to higher operating expenses and higher income tax expense in 2024, partially offset by higher revenue and gross profit.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2024 and 2023, was $992,000 and $710,000, respectively, an increase of $282,000. The increase was due primarily to $236,000 higher interest and other income arising from higher money market and US Treasury bill balances during 2024.

Income Tax Expense

During the year ended December 31, 2024, we recorded income tax expense of $326,000, as compared to income tax expense of $100,000 in the year ended December 31, 2023. The Company utilized $5,878,000 and $5,857,000 in net operating loss carryforwards for the years ended December 31, 2024 and 2023, respectively. The increase in income tax expense in 2024 arose primarily from higher state income tax. The Company had net operating loss carryforwards of approximately $19,000,000 at December 31, 2024.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2024

We have financed our operations and investment activities from working capital. At December 31, 2024, we had cash and cash equivalents of $26,371,000 and working capital of $16,935,000. At March 24, 2025 the Company’s cash and cash equivalents were approximately $32.4 million.

Cash provided by operating activities was $3,281,000 during the year ended December 31, 2024, which consisted of net income after non-cash adjustments of $3,478,000 and changes in operating assets and liabilities of $(197,000). The changes in the account balances primarily reflect increases in deferred revenue of $2,694,000 and accounts payable of $1,511,000, and increases in accrued commissions and accrued liabilities totaling $1,753,000; partially offsetting these changes were increases in accounts and other receivables of $5,065,000, inventories of $574,000, other assets of $524,000 and prepaid expense and other current assets of $475,000.

Cash provided by investing activities during the year ended December 31, 2024 was $11,730,000, consisting of $13,756,000 in redemptions of short term investments, offset by $1,453,000 in purchases of equipment and software and $573,000 in working capital loans to Achari.

Cash used in financing activities during the year ended December 31, 2024 was $89,000, consisting of $81,000 in payments of notes and finance leases and $8,000 in shares withheld for payment of payroll taxes.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations at least for the next twelve months. On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement expired August 31, 2023 and has undergone subsequent renewals through July 31, 2025. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2024, at which time no amounts had been drawn.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2024, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Allowance for Commission Adjustments

In our professional sale service segment, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts are classified in our consolidated balance sheets in accounts receivable and deferred revenue, net of estimated commission adjustments. Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense, net of the impact of the estimated commission adjustments, when the associated deferred revenue is recorded. The commission adjustments are based on estimates of future order cancellations, which is calculated based on historical cancellation rates over multiple prior years and applicable credit policies. Such cancellation rates are subject to the uncertainty that future activity cancels at higher or lower rates than the past orders on which the rate was calculated, or that credit policies may change. The Company, based on its current year analysis, did not deem a change in rate necessary as of December 31, 2024. Application of the rates only affects the aforementioned balance sheet accounts, there is no impact to the statement of operations.

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

The primary underlying uncertainty in evaluating the realizability of our deferred tax assets, which are primarily net operating losses, is the need to accurately project taxable income. The Company generated net operating losses in the years ended December 31, 2017, 2018 and 2019. From 2020 to 2022, this trend reversed and the Company generated increasingly higher taxable income, primarily as a result of the professional sales services segment’s growth in orders, revenue, and operating results. As a result of this trend, which we expect to continue, and the extension, through December 31, 2026, of the GEHC Agreement which underlies the performance of the professional sales segment, the Company reviewed positive and negative evidence, including improved historical operating results and the likelihood of such results continuing, and also reviewed its expected taxable income for future periods based on the positive trend in operating results and the extension of the GEHC Agreement to the end of 2026, and concluded that it is more likely than not that approximately $5.4 million of tax benefits related to net operating loss carryforwards will be utilized in the future tax years of 2023 to 2026 and, therefore, reduced its valuation allowance during the year ended December 31, 2022 in accordance with ASC 740. As of December 31, 2024, the Company continues to project sufficient future taxable income requiring no related change to its valuation allowance. In addition, the Company expects to continue providing a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.

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

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2024, we determined that there was no impairment of goodwill and that the applicable reporting units’ estimated fair values were substantially in excess of their carrying amounts.

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, which range from five to ten years. The Company capitalizes internal-use software costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 and have concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework), as required by Rule 13a-15(c) or 15d-15(c) under the Exchange Act. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of March 24, 2025, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	69	Chairman of the Board and Director	June, 2015
Edgar Rios (1)	72	Vice Chairman of the Board and Director	February, 2011
Jun Ma	61	President, Chief Executive Officer and Director	June, 2007
Jane Moen	45	President, Vasohealthcare and Director	March, 2020
Leon Dembo	70	Director	April, 2023
David Lieberman	80	Director	February, 2011
Behnam Movaseghi (1) (2)	71	Director	July, 2007

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Joshua Markowitz has been a director since June 2015 and was appointed Chairman of the Board of the Company in August 2016. Mr. Markowitz has been a practicing attorney in the State of New Jersey for in excess of 30 years. He is currently a senior partner in the New Jersey law firm of Markowitz O’Donnell, LLP. Mr. Markowitz was the brother-in-law of Mr. Simon Srybnik (deceased), the former Chairman and director of the Company.

David Lieberman has been a director of the Company since February 2011 and the Vice Chairman of the Board from February 2011 to December 2024. Mr. Lieberman has been a practicing attorney in the State of New York for more than 45 years, specializing in corporation and securities law. He is currently of counsel to the law firm of Ortoli Rosenstadt, LLP, which performs certain legal services for the Company and its subsidiaries. Mr. Lieberman is a former Chairman of the Board of Herley Industries, Inc., which was sold in March 2011.

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

Leon Dembo has been in the private practice of law for the last 43 years and has been the managing partner of Dembo, Brown & Burns LLP (and its predecessor firm, Dembo & Saldutti LLP), specializing in real estate transactions and commercial litigation, since 1991.

Behnam Movaseghi, CPA, has been a director since July 2007. Mr. Movaseghi has been treasurer of Kerns Manufacturing Corporation since 2000, and controller from 1990 to 2000. For approximately ten years prior thereto Mr. Movaseghi was a tax and financial consultant. Mr. Movaseghi is a Certified Public Accountant.

Edgar G. Rios has been a director of the Company since February 2011 and served as Vice Chairman of the Board since January 2025. Mr. Rios was a co-founder, Executive Vice President, General Counsel and Director of AmeriChoice Corporation from its inception in 1989 through its acquisition by UnitedHealthcare in 2002 and continued as a senior executive with United Healthcare through 2007. Prior to co-founding AmeriChoice, Mr. Rios was a senior executive with a number of businesses that provided technology services and non-technology products to government purchasers. Mr. Rios also serves as a member of the Board of Trustees of Meharry Medical School and the Brookings Institution in Washington DC; and as a director of the Los Padres Foundation in Virginia. Mr. Rios holds a J.D. from Columbia University Law School and an A.B. from Princeton University.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules. During the year ended December 31, 2024, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi meets the qualifications to be deemed to be the “financial expert” on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the year ended December 31, 2024, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

Nominating Committee

The Company does not have a standing nominating committee. The entire Board of Directors serves as the Company’s nominating committee. The following members of the Board are not independent under the standards applicable to service on the nominating committee: Jun Ma, Jane Moen and David Lieberman.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2024 there were:

●	8 meetings of the Board of Directors

●	4 meetings of the Audit Committee

●	2 meetings of the Compensation Committee

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2024 all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the “Code”) that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. A copy of the Code can be found on our website, www.vasocorporation.com. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. Our Code includes an Insider Trading Policy and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees, and the Company itself, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations. In addition, it is the Company’s policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in the Company’s securities. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

Executive Officers of the Registrant

As of March 24, 2025 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	61	President, Chief Executive Officer
Jane Moen	45	President of VasoHealthcare, Chief Operating Officer
Peter C. Castle	56	President of VasoTechnology
Jonathan P. Newton	64	Chief Financial Officer, Treasurer and Secretary

Peter Castle was a director from August 2010 to December 2019 and served as Chief Operating Officer of the Company after the NetWolves acquisition from June 2015 until January 2025. Prior to the acquisition, Mr. Castle was the President and Chief Executive Officer of NetWolves Network Services, LLC, where he has been employed since 1998. At NetWolves, Mr. Castle also held the position of Chief Financial Officer from 2001 until October 2009, Vice President of Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary from August 1999.

Jonathan P. Newton served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, Vice President of Finance and Treasurer until December 10, 2019, Co-Chief Financial Officer and Treasurer until January 2025, and is currently Chief Financial Officer, Treasurer and Secretary.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical’s Director of Budgets and Analysis from August 2001 to June 2006. Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers who were serving as executive officers at the end of the last completed fiscal year for services rendered for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($) (1)(2)(3)	Total ($)
Jun Ma, PhD	2024	500,000	200,000					56,635	756,635
Chief Executive Officer	2023	500,000	230,000					191,610	921,610
Jane Moen	2024	350,000	300,000					61,379	711,379
President of Vasohealthcare, Chief Operating Officer	2023	350,000	330,000					49,438	729,438
Peter C. Castle	2024	350,000	-					12,000	362,000
President of VasoTechnology	2023	350,000	80,000					12,000	442,000

(1)	Jun Ma received $48,000 in lodging and car allowance, $6,100 in 401(k) matching contributions, and $2,535 in Company-paid life insurance in 2024; and $137,218 in tax gross-up on vested stock, $48,000 in lodging and car allowance, $3,857 in 401(k) matching contributions, and $2,535 in Company-paid life insurance in 2023.
(2)	Jane Moen received $50,726 in tax gross-up on vested stock, $6,053 in Company-provided vehicle benefit, and $4,600 in 401(k) matching contributions in 2024; and $38,502 in tax gross-up on vested stock, $8,686 in Company-provided vehicle benefit, and $2,250 in 401(k) matching contributions in 2023.
(3)	Peter Castle received $12,000 in car allowance in 2024 and 2023, respectively.

Pay versus Performance

In accordance with rules adopted by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are providing the following disclosure regarding executive compensation for our principal executive officer (“PEO”) and Non-PEO named executive officers (“NEOs”) and Company performance for the years listed below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1)(2)(4)	Value of Initial Fixed $100 Investment Based on TSR (5)	Net Income
2024	$756,635	$756,635	$536,690	$536,690	$240	$1,301,000
2023	$921,610	$971,610	$585,719	$606,719	$620	$4,805,000
2022	$805,323	$975,323	$466,632	$493,632	$340	$11,294,000

(1)	The PEO for all years was Jun Ma. The non-PEO NEOs for all years were Jane Moen and Peter Castle.

(2)	The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnotes 3 and 4 below. Equity values are calculated in accordance with FASB ASC Topic 718.

(3)	To calculate the amounts of Compensation Actually Paid to the PEO in each of 2024, 2023 and 2022, the following adjustments were made to the PEO’s Summary Compensation Table Total for each respective year:

a.	Year 2024:

i.	None

b.	Year 2023:

i.	We added $50,000, reflecting, as of the applicable vesting date, the change in the fair value during 2023 of equity-based awards granted to the PEO before 2023 that vested during 2023.

c.	Year 2022:

i.	We added $120,000, reflecting the change in the fair value during 2022 of equity-based awards granted to the PEO before 2022 that were outstanding and unvested as of the end of 2022; and

ii.	we added $50,000, reflecting, as of the applicable vesting date, the change in the fair value during 2022 of equity-based awards granted to the PEO before 2022 that vested during 2022.

(4)	To calculate the amounts of Compensation Actually Paid, on average, to our non-PEO NEOs in each of 2024, 2023 and 2022, the following adjustments were made to the Average Summary Compensation Table Total for Non-PEO NEOs for each respective year:

a.	Year 2024:

i.	None

b.	Year 2023:

i.	We added $14,000, reflecting the change in the fair value during 2023 of equity-based awards granted to the non-PEO NEOs before 2023 that were outstanding and unvested as of the end of 2023; and

ii.	we added $7,000, reflecting, as of the applicable vesting date, the change in the fair value during 2023 of equity-based awards granted to the non-PEO NEOs before 2023 that vested during 2023.

c.	Year 2022:

i.	We added $24,000, reflecting the change in the fair value during 2022 of equity-based awards granted to the non-PEO NEOs before 2022 that were outstanding and unvested as of the end of 2022; and

ii.	we added $3,000, reflecting, as of the applicable vesting date, the change in the fair value during 2022 of equity-based awards granted to the non-PEO NEOs before 2022 that vested during 2022.

(5)	The values disclosed in this TSR column represent the measurement period value of an investment of $100 in our common stock as of December 31, 2021, and then valued again on each of December 31, 2022, December 31, 2023 and December 31, 2024. Historical stock performance is not necessarily indicative of future stock performance.

Outstanding Equity Awards at Last Fiscal Year End

Equity awards, including stock options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates. There were no outstanding equity awards at December 31, 2024.

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a five-year term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma shall be eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses and for severance payments in the event of the termination of his employment in the following circumstances: (i) if his employment is terminated by the Company without “Cause” or by Dr. Ma for “Good Reason”, he is entitled to receive continued salary for 24 months and a bonus payment in the amount he would have otherwise received had employment not terminated; provided that if the remaining term of the agreement is less than 24 months, the duration of the continued salary shall instead be the greater of 12 months or the remaining term of the agreement. In addition, any unvested options or shares will immediately vest; (ii) If his employment is terminated due to death or disability, his beneficiary will receive 12 months of his salary; and (iii) if a “Change in Control” occurs, and his employment is terminated within 2 years thereafter by the Company without cause or by Dr. Ma for good reason, he is entitled to receive a lump sum payment equal to 2.5 times the sum of (a) his salary plus (b) the average of the annual bonuses paid to Dr. Ma in the three-year period immediately prior to termination.

Under Section 280G of the Internal Revenue Code, if a severance payment made in connection with a change of control to a “disqualified individual”, which includes Dr. Ma, exceeds 3 times that person’s average annualized compensation for the five preceding tax years (“parachute payment”) the paying corporation is denied any deduction for employee compensation on any excess parachute payments, and the recipient is subject to a nondeductible 20% excise tax on such excess parachute payment (in addition to income taxes). To provide a means to avoid this disadvantageous tax treatment the employment agreements contain a “cut back” provision that applies if the severance payment would exceed the 280G limits; in that event, the Corporation will compute the after-tax net amount the employee would receive after paying all taxes (including the excise tax) on the severance payment provided for by the Employment Agreement (the “Original Severance Amount”). If the Original Severance Amount is less than or equal to the net amount the employee would receive if the severance payment was reduced to the highest amount at which no excise tax would be imposed, then the employee will receive the reduced amount so that the excise tax is avoided.

On December 31, 2022, the Company executed an Employment Agreement with the President of its VasoHealthcare subsidiary, Ms. Jane Moen, to provide for a twenty-seven month initial term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond December 31, 2026. The Employment Agreement provides for annual base compensation of $350,000. Ms. Moen shall be eligible to receive bonuses for each fiscal year during the employment term. The amount and the occasion for payment of such bonuses, if any, shall be based on employment status and achieving certain operating targets. Ms. Moen shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses and for severance payments in the event of the termination of her employment in the following circumstances: (i) if her employment is terminated by the Company without “Cause” or by Ms. Moen for “Good Reason”, she is entitled to $20,000 per month for 24 months and a pro-rated bonus payment in the amount she would have otherwise received had employment not terminated. In addition, any unvested options or shares will immediately vest; (ii) if her employment is terminated due to death or disability, her beneficiary will receive 6 months of her salary.

For purposes of the Employment Agreements, “Cause” means the employee’s conviction of or pleading guilty or no contest to, a felony or crime of moral turpitude, willful refusal to perform his or her duties that results in material economic harm to the Company or breach of the confidentiality and non-solicitation/non-compete clauses of his or her Employment Agreement; and “Good Reason” means, in each case without the employee’s consent, a reduction in salary, a failure to pay when due salary, bonus or vested stock, or the failure of a successor to assume in writing the obligations of the Agreements. In addition, under the Employment Agreements, a change of control occurs when one of the following events takes place: (i) any person or group acting in concert acquires more than 50% of the total fair market value or voting power of the Company’s stock, excluding any acquisition of stock from the company, an affiliate, an employee benefit plan or broad-based employee benefit plan sponsored by the Company; a majority of the members of the Board is replaced during any 30 month period (excluding directors whose nomination was endorsed by a majority of the members of the Board, excluding any new director who became a director as a result of a contested election; a merger, consolidation, reorganization or similar transaction unless the owners of the Company’s securities immediately prior to the transaction continue to own 70% of the post-transaction entity in substantially the same proportions or in a transaction in which no person acquires more than 30% of the voting power of the Company’s outstanding securities; or a complete liquidation, dissolution, sale or other disposition of substantially all of the assets of the Company except to a subsidiary or an affiliate.

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2024 and 2023 the Company made discretionary contributions of approximately $345,000 and $234,000, respectively, to match a percentage of employee contributions.

Director’s Compensation

Each of the non-employee directors receives an annual fee of $50,000 as well as a fee of $2,500 for each Board of Directors and Committee meeting attended, except for the Chairman who receives a flat fee of $180,000 per annum. Committee chairs receive an additional annual fee of $5,000. 150,000 shares of restricted common stock, vesting immediately, was granted to Leon Dembo for joining the Board of Directors.

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Leon Dembo	70,000	19,500	-	-	-	6,500	96,000
David Lieberman	70,000	-	-	-	-	25,624	95,624
Joshua Markowitz	180,000	-	-	-	-	-	180,000
Behnam Movaseghi	85,000	-	-	-	-	-	85,000
Edgar Rios	85,000	-	-	-	-	-	85,000

(1)	Represents grant date fair value of restricted stock award.
(2)	Represents tax gross-up for Mr. Dembo and health benefit premiums for Mr. Lieberman.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 25, 2025 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	31.92%
Jun Ma, PhD **	10,498,146	5.98%
Peter Castle **	3,125,000	1.78%
Edgar Rios **	1,625,000	*
Jane Moen **	1,605,087	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Michael J. Beecher **	1,240,400	*
Behnam Movaseghi **	1,189,404	*
Leon Dembo **	150,000	*

** Directors and executive officers as a group (10 persons)	78,395,555	44.62%

*	Less than 1% of the Company’s common stock

(1)	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)	Applicable percentages are based on 175,696,311 shares of common stock outstanding as of March 25, 2025, adjusted as required by rules promulgated by the SEC.
(3)	Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, 55,738,318 shares are held in trust funds of which Mr. Markowitz is the sole trustee.

Equity Compensation Plan Information

The Company previously issued equity compensation under the Vasomedical, Inc. 2010 Stock Plan (the “2010 Plan”) and the Vasomedical, Inc. 2013 Stock Plan (the “2013 Plan”). The 2010 Plan and the 2013 Plan have expired, and no additional shares may be issued under those plans. The Company currently maintains the Vasomedical 2016 Stock Plan (the “2016 Plan”), which will expire in 2026, and the Vaso Corporation 2019 Stock Plan (the “2019 Plan”). The Company may issue stock grants under the 2016 Plan and the 2019 Plan at the discretion of our Board of Directors or its Compensation Committee. The value of stock issued under these plans is not less than the fair market value on the date of the grant. The participants in these plans are officers, directors, employees, and consultants of the Company and its subsidiaries and affiliates.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	-	$0.00	-

Equity Compensation plans not approved by security holders (1)	796,666	$0.00	8,881,361

Total	796,666		8,881,361

(1)	Includes 16,666 shares of restricted common stock granted, but unvested, under the 2013 Plan, and 780,000 shares of restricted common stock granted, but unvested, under the 2016 Plan. 531,361 shares and 8,350,000 shares remain available for future grants under the 2016 Plan and 2019 Plan, respectively.

See Note O to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market, and has affirmatively determined that a majority of our directors are independent under the independence standards generally applicable to directors: Mr. Rios, Mr. Markowitz, Mr. Dembo and Mr. Movaseghi. In addition, each member of the Audit Committee and Compensation Committee have also been determined to be independent under the independence standards applicable to service on those committees. The Company does not have a standing nominating committee. The entire Board of Directors serves as the Company’s nominating committee. The following members of the Board are not independent under the standards applicable to service on the nominating committee: Jun Ma, Jane Moen and David Lieberman.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2024, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

Related Party Transactions

There were no transactions in which the Company or any of its subsidiaries was a participant, the amount involved exceeded the lesser of (i) $120,000 or (ii) 1% of the Company’s average total assets as of the end of its prior 2 fiscal years, and any Director, Director nominee, executive officer, or any of their immediate family members had a direct or indirect material interest reportable under applicable SEC rules, nor are there any such transactions currently proposed.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

UHY LLP, as our independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2024 and 2023. The following table sets forth all fees for such periods:

	2024	2023
Audit fees (1)	$377,095	$291,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$377,095	$291,400

(1)	Includes $114,000 and $31,400 in 2024 and 2023, respectively, for review of SEC filings associated with the Achari business combination.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1)	See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(a)	Exhibits

(3)(i)	(a)	Restated Certificate of Incorporation (2)

	(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (3)

	(c)	Certificate of Amendment to Certificate of Incorporation (7)

(3)(ii)		By-Laws (1)

(4)	(a)	Specimen Certificate for Common Stock (1)

(10)	(a)	Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (4).

	(b)	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (6)

	(c)	Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012 (5)

	(d)	2013 Stock Plan (8)

	(e)	2016 Stock Plan (9)

	(f)	2019 Stock Plan (10)

	(g)	Redacted Employment Agreement entered into as of October 1, 2022 between Vaso Corporation and Jane Moen

(19)	(a)	Insider Trading Policy

(21)		Subsidiaries of the Registrant

Name	State of Incorporation	Percentage Owned by Company
Vaso Diagnostics, Inc.	New York	100%
VasoMedical, Inc.	Delaware	100%
Vasomedical Global Corp.	New York	100%
Vasomedical Solutions, Inc.	New York	100%
VasoHealthcare IT Corp.	Delaware	100%
VasoTechnology, Inc.	Delaware	100%
NetWolves Network Services LLC	Florida	100%
EECP Global Corporation	New York	49%
Fast Growth Enterprises Limited	British Virgin Islands	100%

(31)	Certification Reports pursuant to Securities Exchange Act Rule 13a - 14

(32)	Certification Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Report on Form 8-K dated June 21, 2010.
(4)	Incorporated by reference to Report on Form 8-K/A dated May 19, 2010 and filed November 9, 2010.
(5)	Incorporated by reference to Report on Form 8-K dated June 20, 2012.
(6)	Incorporated by reference to Report on Form 8-K dated March 21, 2011.
(7)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016.
(8)	Incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2013.
(9)	Incorporated by reference to Report on Form 10-Q for the quarter ended June 30, 2016.
(10)	Incorporated by reference to Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2025.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2025, by the following persons in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer
Jun Ma	and Director (Principal Executive Officer)

/s/ Jonathan Newton	Chief Financial Officer (Principal Financial and Accounting Officer)
Jonathan Newton

/s/ Joshua Markowitz	Director (Chairman of the Board)
Joshua Markowitz

/s/ Edgar Rios	Director (Vice Chairman of the Board)
Edgar Rios

/s/ Jane Moen	Director
Jane Moen

/s/ David Lieberman	Director
David Lieberman

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Leon Dembo	Director
Leon Dembo

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Page Two

Critical Audit Matter - Revenue recognized from sales commission with General Electric Healthcare (GEHC)

As discussed in Notes A and B to the financial statements, the Company, through its wholly owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC’s diagnostics imaging equipment to specific market segments and recognized sales commission revenue when the underlying equipment and services have been delivered or completed by GEHC. VHC has total sales commission revenue of approximately $41.3 million for the year ended December 31, 2024, which is concentrated solely with GEHC.

We identified the testing of sales commission revenue generated from GEHC as a critical audit matter. Specifically, the sales commission revenue, along with the associated deferred revenue, accounts receivable and commissions payable for VHC, is calculated through complicated formulas including order data from various files obtained from GEHC monthly and is stored in a spreadsheet file based on the master agreement and various subsequent amendments between GEHC and the Company. The audit of the spreadsheet file was challenging and complex as it requires significant efforts from auditors due to the volume of data, size of the file, and complexity of formulas within the spreadsheet file.

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

Critical Audit Matter – Valuation of Goodwill

As discussed in Note B to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2024 was $15.6 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using both comparable market multiples and estimated discounted cash flow models. No impairment charge was recorded for the year ended December 31, 2024.

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including our need to involve valuation specialists, when performing audit procedures to evaluate the reasonableness of inputs into the quantitative models driven by management’s estimates and assumptions. Significant management estimates include forecasted revenue growth rates, forecasted gross profit, operating expenses and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We compared current and prior year forecasts prepared by management to historical revenue and gross profit to evaluate the reasonableness of the assumptions and to evaluate management’s ability to accurately forecast future revenues and gross profit. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions, and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2022.

Sterling Heights, Michigan

March 31, 2025

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,271	$11,342
Short-term investments	-	13,979
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $10,708 at December 31, 2024 and $9,708 at December 31, 2023	16,999	12,377
Receivables due from related parties	943	929
Inventories, net	911	1,470
Deferred commission expense	3,659	3,285
Prepaid expenses and other current assets	2,402	1,717
Total current assets	51,185	45,099

Property and equipment, net of accumulated depreciation of $10,712 at December 31, 2024 and $10,358 at December 31, 2023	1,544	1,174
Operating lease right of use assets	2,345	1,949
Goodwill	15,551	15,588
Intangibles, net	1,615	1,406
Other assets, net	5,358	4,902
Investment in EECP Global	436	683
Deferred tax assets, net	4,904	4,956
Total assets	$82,938	$75,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,179	$2,670
Accrued commissions	3,256	2,411
Accrued expenses and other liabilities	8,251	7,365
Finance lease liabilities - current	24	72
Operating lease liabilities - current	1,067	928
Sales tax payable	802	699
Income taxes payable	60	-
Deferred revenue - current portion	17,072	15,883
Notes payable - current portion	6	9
Due to related party	3	3
Total current liabilities	34,720	30,040

LONG-TERM LIABILITIES
Notes payable, net of current portion	-	6
Finance lease liabilities, net of current portion	-	25
Operating lease liabilities, net of current portion	1,278	1,020
Deferred revenue, net of current portion	17,822	16,317
Other long-term liabilities	1,416	1,506
Total long-term liabilities	20,516	18,874

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,696,311 and 185,627,383 shares issued at December 31, 2024 and 2023, respectively; 175,696,311 and 175,319,296 shares outstanding at December 31, 2024 and 2023, respectively	176	186
Additional paid-in capital	62,049	63,993
Accumulated deficit	(34,081)	(35,032)
Accumulated other comprehensive loss	(442)	(304)
Treasury stock, at cost, 0 and 10,308,087 shares at December 31, 2024 and December 31, 2023, respectively	-	(2,000)
Total stockholders’ equity	27,702	26,843
Total liabilities and stockholders’ equity	$82,938	$75,757

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2024	2023
Revenues
Managed IT systems and services	$42,954	$40,371
Professional sales services	41,335	37,820
Equipment sales and services	2,478	2,833
Total revenues	86,767	81,024

Cost of revenues
Cost of managed IT systems and services	25,349	22,712
Cost of professional sales services	8,661	7,021
Cost of equipment sales and services	707	698
Total cost of revenues	34,717	30,431
Gross profit	52,050	50,593

Operating expenses
Selling, general and administrative	48,984	45,078
Research and development	851	755
Business combination transaction costs	1,930	565
Total operating expenses	51,765	46,398
Operating income	285	4,195

Other (expense) income
Interest and financing costs	(4)	(50)
Interest and other income, net	1,000	764
Loss on disposal of fixed assets	(4)	(4)
Total other income, net	992	710

Income before income taxes	1,277	4,905
Income tax expense	(326)	(100)
Net income	951	4,805

Other comprehensive income
Foreign currency translation loss	(138)	(71)
Comprehensive income	$813	$4,734

Income per common share
- basic and diluted	$0.01	$0.03

Weighted average common shares outstanding
- basic	175,395	174,441
- diluted	175,594	175,541

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity

Balance at January 1, 2023	185,436	$185	(10,308)	$(2,000)	$63,952	$(39,837)	$(233)	$22,067
Share-based compensation	191	1	-	-	47	-	-	48
Shares withheld for employee tax liability	-	-	-	-	(6)	-	-	(6)
Foreign currency translation loss	-	-	-	-	-	-	(71)	(71)
Net income	-	-	-	-	-	4,805	-	4,805
Balance at December 31, 2023	185,627	$186	(10,308)	$(2,000)	$63,993	$(35,032)	$(304)	$26,843

Balance at January 1, 2024	185,627	$186	(10,308)	$(2,000)	$63,993	$(35,032)	$(304)	$26,843
Retirement of treasury shares	(10,308)	$(10)	10,308	2,000	$(1,990)	$-	$-	$-
Share-based compensation	377	-	-	-	54	-	-	54
Shares withheld for employee tax liability	-	-	-	-	(8)	-	-	(8)
Foreign currency translation loss	-	-	-	-	-	-	(138)	(138)
Net income	-	-	-	-	-	951	-	951
Balance at December 31, 2024	175,696	$176	-	$-	$62,049	$(34,081)	$(442)	$27,702

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities
Net income	$951	$4,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	824	999
Deferred income taxes	51	51
Loss from investment in EECP Global	247	206
Provision for credit losses and commission adjustments	777	66
Write-off of Achari loan	573	-
Share-based compensation	54	48
Changes in operating assets and liabilities:
Accounts and other receivables	(5,065)	2,062
Due from related parties	(365)	(498)
Inventories	574	(22)
Deferred commission expense	(373)	(36)
Prepaid expenses and other current assets	(474)	(1,271)
Other assets, net	(524)	(213)
Accounts payable	1,511	402
Accrued commissions	832	(1,068)
Accrued expenses and other liabilities	921	(1,549)
Sales tax payable	106	(105)
Income taxes payable	56	-
Deferred revenue	2,694	1,397
Due to related party	-	(10)
Other long-term liabilities	(89)	32
Net cash provided by operating activities	3,281	5,296

Cash flows from investing activities
Purchases of equipment and software	(1,453)	(731)
Loan to Achari	(573)	-
Purchases of short-term investments	-	(24,473)
Redemption of short-term investments	13,756	19,547
Net cash provided by (used in) investing activities	11,730	(5,657)

Cash flows from financing activities
Payroll taxes paid by withholding shares	(8)	(6)
Repayment of notes payable and finance lease obligations	(81)	(128)
Net cash used in financing activities	(89)	(134)
Effect of exchange rate differences on cash and cash equivalents	7	16

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,929	(479)
Cash and cash equivalents - beginning of year	11,342	11,821
Cash and cash equivalents - end of year	$26,271	$11,342

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$4	$17
Income taxes paid	$183	$89

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$1,389	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Overview

Vaso Corporation (“the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments.

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”) primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively.

VasoTechnology

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology currently consists of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT.

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

VasoHealthcare

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2026, subject to earlier termination under certain conditions. The scope of the agreement was expanded in 2023 to include ultrasound systems.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Over the last 10+ years the Company’s Equipment business has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone. In March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company, through Gentone, acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in China in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox® series ambulatory patient monitoring systems, ARCS® series cloud-based software and algorithm for ECG and blood pressure monitoring and analysis, and the MobiCare® patient monitoring device.

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

Termination of Achari Business Combination Agreement

As previously disclosed, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari. On September 17, 2024, Vaso provided to Achari a notice of termination of the Business Combination Agreement. Business combination transaction costs presented in the Consolidated Statements of Operations and Comprehensive Income include investment banking and other advisory and legal costs incurred associated with the Business Combination Agreement, as well as the write-off of $508,000 in transaction costs capitalized in 2024.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

For the Years Ended December 31, 2024 and 2023

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

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Year Ended December 31, 2024				Year Ended December 31, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Network services	$38,357	$-	$-	$38,357	$35,673	$-	$-	$35,673
Software sales and support	4,597	-	-	4,597	4,698	-	-	4,698
Commissions	-	41,335	-	41,335	-	37,820	-	37,820
Medical equipment sales	-	-	2,355	2,355	-	-	2,708	2,708
Medical equipment service	-	-	123	123	-	-	125	125
	$42,954	$41,335	$2,478	$86,767	$40,371	$37,820	$2,833	$81,024

	Year Ended December 31, 2024				Year Ended December 31, 2023
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$36,737	$-	$382	$37,119	$37,223	$-	$600	$37,823
Revenue recognized at a point in time	6,217	41,335	2,096	49,648	3,148	37,820	2,233	43,201
	$42,954	$41,335	$2,478	$86,767	$40,371	$37,820	$2,833	$81,024

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $104 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Unfulfilled performance obligations	$45,844	$20,068	$6,652	$31,619

As of December 31, 2023, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $95 million.

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the consolidated balance sheets). Contract liabilities arise in our IT, VasoHealthcare, and VasoMedical businesses. In our VHC IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $178,000 and $419,000 at December 31, 2024 and 2023, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $34,893,000 and $32,194,000 at December 31, 2024 and 2023, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue net of estimated commission adjustments. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $935,000 and $971,000 at December 31, 2024 and 2023, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $4,000 and $6,000 at December 31, 2024 and 2023, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2024	2023
Contract receivables - January 1	13,398	15,306
Contract receivables - December 31	18,260	13,398
Increase (decrease)	4,862	(1,908)

Contract liabilities - January 1	33,589	33,861
Contract liabilities - December 31	36,007	33,589
Increase (decrease)	2,418	(272)

The increase in contract receivables and liabilities in 2024 is due primarily to higher orders in our VasoHealthcare business. During the years ended December 31, 2024 and 2023, we recognized approximately $8.7 million and $9.2 million, respectively, of revenues that were included in our contract liability balance at the beginning of such periods.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance. In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer. We recognized approximately $2,808,000 and $2,561,000 of amortization related to these sales commission assets in “Cost of professional sales services” in 2024 and 2023, respectively, and approximately $54,000 and $75,000 of amortization in “Selling, general and administrative” expense in 2024 and 2023, respectively, in our consolidated statements of operations and comprehensive income.

At December 31, 2024 and 2023, our consolidated balance sheets include approximately $7,698,000 and $7,106,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,659,000 and $3,285,000, respectively, is recorded in deferred commission expense and $4,039,000 and $3,821,000, respectively, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate is reviewed each quarter and adjusted as necessary. In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors. The Company recognized changes in revenue associated with revisions to variable consideration for previously completed performance obligations were minimal for the years ended December 31, 2024 and 2023.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company granted 150,000 restricted shares of common stock valued at $19,500 to a director. The shares vested immediately. The total fair value of shares vested during the year ended December 31, 2024 was $26,000 for directors and officers and $34,000 for employees. The weighted average grant date fair value of shares granted during the year ended December 31, 2024 was $0.13 per share, based on the closing price as of the grant date.

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

The Company did not grant any stock options during the years ended December 31, 2024 or 2023, nor were any options exercised during such periods. No options were outstanding at December 31, 2024 or 2023.

Share-based compensation expense recognized for the years ended December 31, 2024 and 2023 was $54,000 and $48,000, respectively, and is recorded in selling, general, and administrative and research and development expense in the consolidated statements of operations and comprehensive income. Unrecognized expense related to existing share-based compensation and arrangements is approximately $79,000 at December 31, 2024 and will be recognized over a weighted-average period of approximately 34 months.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments either in certificates of deposit, U.S. Treasury bills, money market funds, or investment grade commercial paper issued by major corporations and financial institutions that generally have maturities of three months or less from the date of acquisition.

Short-term investments

The Company’s short-term investments consist of six-month U.S. Treasury bills and bank deposits with yields based on underlying debt and equity securities. The Company had no short-term investments at December 31, 2024. The U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost of approximately $13,555,000, including approximately $216,000 in accrued interest, at December 31, 2023. Their fair value at December 31, 2023 was approximately $13,559,000 and the unrecognized holding gain is $4,000 for the year ended December 31, 2023. The bank deposits were carried at fair value of approximately $424,000 at December 31, 2023 and were classified as available-for-sale. Realized gains or losses on the bank deposits are included in net income.

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

For the Years Ended December 31, 2024 and 2023

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of December 31, 2024 and 2023, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2024 and 2023:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,859	$-	$-	$24,859

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Cash equivalents invested in money market funds and treasury bills	$10,522	$-	$-	$10,522
Bank deposits (included in short term investments)	424			424
	$10,946	$-	$-	$10,946

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Accounts Receivable, net

The Company’s accounts receivable are due from customers to whom we sell our products and services, distributors engaged in the distribution of our products and from GEHC. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and services provided and are stated at amounts due from customers net of allowances for credit losses, returns, term discounts and other allowances. Accounts that are outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for credit losses based on the Company’s historical collections experience, current trends and future economic conditions, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company reviews historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from our customers, and writes off receivables when all efforts at collection have been exhausted. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2024	2023
Beginning Balance	$9,708	$6,947
Provision for losses on accounts receivable	426	66
Direct write-offs, net of recoveries	(204)	(60)
Commission adjustments	778	2,755
Ending Balance	$10,708	$9,708

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2024 and 2023, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions which exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 by approximately $9,001,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $592,000 and $467,000 at December 31, 2024 and 2023, respectively.

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

For the Years Ended December 31, 2024 and 2023

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

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2024 and 2023.

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

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2024 and 2023, we determined that there was no impairment of goodwill and that the applicable reporting units’ estimated fair values were substantially in excess of their carrying amounts.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, which range from five to ten years. The Company capitalizes internal use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $570,000 and $253,000 in software development costs for the years ended December 31, 2024 and 2023, respectively. No intangible assets were determined to be impaired as of December 31, 2024 and 2023.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2020. Under the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, we understand that the general practice of the China tax regulatory authority is to audit going back no more than five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income

When the Company operates in a foreign jurisdiction that has a functional currency other than the U.S. dollar, the value of foreign denominated assets and liabilities are translated into US dollars using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.  For the years ended December 31, 2024 and 2023, other comprehensive income includes losses of $138,000 and $71,000, respectively, which were entirely from foreign currency translation loss.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Net Income Per Common Share

Basic income per common share was computed based on the weighted average number of common shares outstanding, including vested restricted shares, without inclusion of potentially dilutive common stock. Diluted earnings per common share is based on the weighted average number of common and potential dilutive common shares outstanding.

Diluted earnings per share were computed based on the weighted average number of common shares outstanding, including vested restricted shares, plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2024	2023
Basic weighted average shares outstanding	175,395	174,441
Dilutive effect of unvested restricted shares	199	1,100
Diluted weighted average shares outstanding	175,594	175,541

No common stock equivalents were excluded from the computation of diluted earnings per share for the years ended December 31, 2024 and 2023.

Reclassifications

Certain SG&A costs in 2023 were reclassified to business combination transaction costs within the Consolidated Statements of Operations and Comprehensive Income to conform with the current year presentation.

Recently Adopted Accounting Standards

The Company adopted ASU 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures as of December 31, 2024. This ASU, which requires retrospective application, is effective for annual reporting periods beginning with the year ended December 31, 2024, and interim periods beginning with the three months ending March 31, 2025. It requires additional disclosure of significant reportable segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the Company’s measure of segment profit or loss. Such additional disclosures are included within Note C of the Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain income statement line items in the notes to the financial statements. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

NOTE C – SEGMENT REPORTING

The Company operates its business in three segments – the IT segment, the professional sales service segment, and the equipment segment. The IT segment includes the operations of NetWolves and VasoHealthcare IT Corp. The professional sales service segment operates through the VasoHealthcare subsidiary and is currently engaged solely in the fulfillment of the Company’s responsibilities under our agreement with GEHC. The equipment segment is engaged in designing, manufacturing, marketing and supporting of proprietary medical devices and software, as well as managing the domestic business of EECP® per a management service agreement with EECP Global.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

	(in thousands)
	Year ended December 31,
	2024	2023
Revenues from external customers
IT	$42,954	$40,371
Professional sales service	41,335	37,820
Equipment	2,478	2,833
Total revenues	$86,767	$81,024

Gross Profit
IT	$17,605	$17,659
Professional sales service	32,674	30,799
Equipment	1,771	2,135
Total gross profit	$52,050	$50,593

Significant segment expenses
Selling, general & administrative
IT	$19,296	$18,035
Professional sales service	25,846	23,604
Equipment	2,273	1,921
Corporate	1,569	1,518
Total selling, general and administrative	$48,984	$45,078

Other segment items
IT	$69	$90
Equipment	782	665
Corporate	1,930	565
Total other segment items	$2,781	$1,320

Operating income (loss)
IT	$(1,760)	$(466)
Professional sales service	6,828	7,195
Equipment	(1,284)	(451)
Corporate	(3,499)	(2,083)
Total operating income	$285	$4,195

Depreciation and amortization
IT	$628	$678
Professional sales service	109	62
Equipment	86	22
Corporate	-	-
Total depreciation and amortization	$824	$762

Capital expenditures
IT	$811	$293
Professional sales service	215	75
Equipment	427	168
Corporate	-	-
Total capital expenditures	$1,452	$536

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Identifiable Assets
IT	$23,798	$22,425
Professional sales service	23,846	18,955
Equipment	6,639	7,114
Corporate	28,655	27,263
Total assets	$82,938	$75,757

Other segment items include research and development costs and business combination transaction costs. For the years ended December 31, 2024 and 2023, GEHC accounted for 48% and 47% of revenue, respectively. Also, GEHC accounted for $13.1 million, or 77%, and $9.3 million, or 75%, of accounts and other receivables at December 31, 2024 and 2023, respectively. The equity method investment in EECP Global of $436,000 and $683,000 at December 31, 2024 and 2023, respectively, is held in the equipment segment.

Our revenues were derived from the following geographic areas:

	(in thousands)
	Year ended December 31,
	2024	2023
Domestic (United States)	$84,699	$78,843
Non-domestic (foreign)	2,068	2,181
	$86,767	$81,024

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024	December 31, 2023
Trade receivables	$27,707	$22,085
Allowance for credit losses and commission adjustments	(10,708)	(9,708)
Accounts and other receivables, net	$16,999	$12,377

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

NOTE E – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Raw materials	$596	$832
Work in process	12	11
Finished goods	303	627
	$911	$1,470

At December 31, 2024 and 2023, the Company maintained reserves for slow moving inventories of $170,000 and $164,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2024	December 31, 2023

Office, laboratory and other equipment	$2,589	$2,084
Equipment furnished for customer use	8,452	8,233
Right of use assets - finance leases	1,116	1,116
Furniture and fixtures	99	99
	12,256	11,532
Less: accumulated depreciation and amortization	(10,712)	(10,358)
Property and equipment, net	$1,544	$1,174

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $1,015,000 and $951,000 at December 31, 2024 and 2023, respectively. Depreciation expense amounted to approximately $463,000 and $635,000 for the years ended December 31, 2024 and 2023, respectively. Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,176,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year ended	Year ended
	December 31, 2024	December 31, 2023
Beginning of period	$15,588	$15,614
Foreign currency translation adjustment	(37)	(26)
End of period	$15,551	$15,588

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2024	December 31, 2023
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(4,987)	(4,790)
	844	1,041

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,188	2,618
Accumulated amortization	(2,417)	(2,253)
	771	365

	$1,615	$1,406

The Company owns, through our Chinese subsidiaries, thirty-five invention and utility patents that expire at various times through 2041, as well as twenty-two software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. Costs incurred for submitting the applications to the United States Patent and Trademark Office or other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset’s estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $361,000 for both the years ended December 31, 2024 and 2023. Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
2025	349
2026	313
2027	283
2028	262
2029	161
$1,368

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Deferred commission expense - noncurrent	$4,039	$3,821
Trade receivables - noncurrent	1,261	1,021
Other, net of allowance for loss on loan receivable of $412 at December 31, 2024 and 2023	58	60
	$5,358	$4,902

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2024	2023
Deferred revenue at beginning of period	$32,200	$30,803
Net additions:
Deferred extended service contracts	(2)	2
Deferred commission revenues	16,125	15,064
Recognized as revenue:
Deferred extended service contracts	(3)	(4)
Deferred commission revenues	(13,426)	(13,665)
Deferred revenue at end of period	34,894	32,200
Less: current portion	17,072	15,883
Long-term deferred revenue at end of period	$17,822	$16,317

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Accrued compensation	$3,141	$2,482
Accrued expenses - other	2,933	2,142
Order reduction liability	935	971
Other liabilities	1,242	1,770
	$8,251	$7,365

NOTE K – NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable consists of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Notes payable	6	15
Less: current portion	(6)	(9)
	$-	$6

Notes payable consists of a vehicle loan. The note is secured by the vehicle, bears interest at 1.9% per annum and matures in August 2025.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement expired August 31, 2023 and has undergone subsequent renewals through July 31, 2025. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2024, at which time no amounts had been drawn.

NOTE L – LEASES

The Company enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles and equipment provided to certain employees in the professional sales services segment. The operating lease terms range from 2 to 4 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its ROU assets and lease liabilities. The Company made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less and elected the following practical expedients upon adoption of ASC 842 “Leases”:

●	whether expired or existing contracts contain leases under the new definition of a lease;

●	lease classification for expired or existing leases; and

●	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2024	December 31, 2023

Lease liabilities - current
Finance leases	$24	$72
Operating leases	1,067	928
	$1,091	$1,000
Lease liabilities - net of current portion
Finance leases	$-	$25
Operating leases	1,278	1,020
	$1,278	$1,045

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2024 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2025	25	1,113	1,138
2026	-	885	885
2027	-	474	474
2028	-	123	123
Undiscounted lease payments	25	2,595	2,620
Amount representing interest	(1)	(250)	(251)
Discounted lease liabilities	24	2,345	2,369

Additional disclosures of lease data are set forth below:

	(in thousands)
	Year ended December 31,
	2024	2023

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$64	$107
Interest on lease liabilities	11	23
	75	130
Operating lease costs	1,192	1,011
Short-term lease costs	91	52
Total lease cost	$1,358	$1,193

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$83	$144
Operating cash flows from operating leases	1,192	1,011
Financing cash flows from finance leases	72	119
	$1,347	$1,274

	December 31, 2024	December 31, 2023

Weighted-average remaining lease term - finance leases (months)	4	16
Weighted-average remaining lease term - operating leases (months)	31	31

Weighted-average discount rate - finance leases	16.4%	16.4%
Weighted-average discount rate - operating leases	8.2%	8.4%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE M – EQUITY IN THE EECP BUSINESS

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its consolidated statements of operations and comprehensive income. For the years ended December 31, 2024 and 2023, the Company’s share of EECP Global’s loss was approximately $247,000 and $206,000, respectively. At December 31, 2024 and 2023, the Company recorded Receivables due from related parties, net of allowance for credit loss of $350,000 at December 31, 2024, of approximately $916,000 and $901,000, respectively, on its consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements, net of receivables collected on its behalf due to EECP Global.

NOTE N – STOCKHOLDERS’ EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People’s Republic of China (“PRC”) accounting standards and regulations. Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2024 and 2023, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is also subject to a withholding tax.

NOTE O - STOCK ISSUANCE PLANS

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

During the year ended December 31, 2024, no shares of common stock were granted under the 2016 Plan and 34,652 shares were withheld for withholding taxes applicable to shares vested in 2024.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, 150,000 shares were granted under the 2019 Plan.

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2024:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	9,955,580	2,650,000	$0.06
Authorized	-	-	$-
Granted	(225,000)	225,000	$0.22
Vested	-	(1,491,418)	$0.03
Forfeited	25,249	(25,249)	$0.11
Expired	(759,120)	-	$-
Balance at December 31, 2023	8,996,709	1,358,333	$0.11
Authorized	-	-	$-
Granted	(150,000)	150,000	$0.13
Vested	-	(677,015)	$0.08
Forfeited	34,652	(34,652)	$0.11
Expired	-	-	$-
Balance at December 31, 2024	8,881,361	796,666	$0.13

The Company has a total of 64,625,662 remaining authorized but unissued shares of common stock after reserves for all stock plans are taken into account.

NOTE P - INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2024	2023
Domestic	$1,691	$5,085
Foreign	(414)	(180)
Income before provision for income taxes	$1,277	$4,905

The provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023
Current provision
Federal	$-	$-
State	275	50
Foreign	-	(1)
Total current provision	275	49

Deferred provision
Federal	40	40
State	11	11
Foreign	-	-
Total deferred provision	51	51

Total income tax provision	$326	$100

Effective income tax rate	25.53%	2.04%

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

The income tax expense of $326,000 for the year ended December 31, 2024 was due to $275,000 in state income taxes and a $51,000 reduction in deferred tax assets. The income tax expense of $100,000 for the year ended December 31, 2023 was due to $50,000 in state income taxes and a $51,000 reduction in deferred tax assets, offset by a $1,000 foreign tax benefit.

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2024	December 31, 2023
	%	%
Federal statutory rate	21.00	21.00
State income taxes	29.22	6.19
Change in valuation allowance relating to operations	(49.81)	(17.96)
Foreign tax rate differential	6.65	(2.71)
R&D credit	9.13	1.87
Nondeductible expenses	8.74	0.71
Other	0.60	(7.06)
	25.53	2.04

The effective tax rate increased mainly due to higher state income taxes in 2024.

As of December 31, 2024, the recorded deferred tax assets were $11,300,000, reflecting a decrease of $247,000 during the year ended December 31, 2024, which was offset by a valuation allowance of $3,027,000, reflecting a decrease of $636,000.

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$5,104	$6,796
Amortization	530	590
Stock-based compensation	2	4
Allowance for doubtful accounts	254	100
Reserve for slow moving inventory	48	46
Tax credits	208	324
Expense accruals	1,254	855
Capitalized R&D	141	13
Deferred revenue	3,759	2,819
Total gross deferred taxes	11,300	11,547
Valuation allowance	(3,027)	(3,663)
Net deferred tax assets	8,273	7,884

Deferred Tax Liabilities:
Deferred commissions	(883)	(701)
Goodwill	(2,480)	(2,220)
Depreciation	(6)	(7)
Total deferred tax liabilities	(3,369)	(2,928)

Total deferred tax assets	4,904	4,956

Recorded as:
Non-current deferred tax assets	4,904	4,956
Non-current deferred tax liabilities	-	-
Total deferred tax assets	$4,904	$4,956

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

The activity in the valuation allowance is set forth below:

	(in thousands)
	2024	2023
Valuation allowance, January 1,	$3,663	$4,543
Change in valuation allowance	(636)	(880)
Valuation allowance, December 31,	$3,027	$3,663

At December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12 million expiring at various dates from 2028 through 2037 and approximately $7 million with no expiration date.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In October 2021, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015 and 2017. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2026, subject to early termination by GEHC without cause with certain conditions. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GEHC diagnostic imaging and ultrasound products to specific market accounts in the 48 contiguous states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company met all the contractual conditions in 2024.

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

For the Years Ended December 31, 2024 and 2023

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

Licensing and Support Service Agreement

In November 2024, NetWolves extended the licensing and support service agreement of its billing system for an additional four years, to expire December 2028. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $352,000 and $337,000 for the years ended December 31, 2024 and 2023, respectively.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2024 and 2023, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

Commercial law is still developing in China and there are limited legal precedents to follow in commercial transactions. There are many tax jurisdictions, each of which may have changing tax laws. Applicable taxes include value added taxes (“VAT”), Enterprise Income Tax, and social (payroll) taxes. Foreign tax regulations are often unclear. Tax declarations (reports) are subject to review and taxing authorities may impose fines, penalties and interest. These facts create risks in China.

NOTE R - 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. The Company doubled its employer match percentage in 2023 and made discretionary contributions of approximately $345,000 and $234,000 in the years ended December 31, 2024 and 2023, respectively.