Form 10-Q
period 2025-03-31
VASO Corp
filed 2025-05-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12 (b) of the Act: None

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2025: 175,741,311

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,311	$26,271
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $10,834 at March 31, 2025 and $10,708 at December 31, 2024	12,313	16,999
Receivables due from related parties	1,089	943
Inventories, net	965	911
Deferred commission expense	3,528	3,659
Prepaid expenses and other current assets	2,775	2,402
Total current assets	45,981	51,185

Property and equipment, net of accumulated depreciation of $10,823 at March 31, 2025 and $10,712 at December 31, 2024	1,587	1,544
Operating lease right of use assets	2,147	2,345
Goodwill	15,556	15,551
Intangibles, net	1,774	1,615
Other assets, net	5,597	5,358
Investment in EECP Global	368	436
Deferred tax assets, net	4,904	4,904
Total assets	$77,914	$82,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,391	$4,179
Accrued commissions	1,261	3,256
Accrued expenses and other liabilities	5,566	8,251
Finance lease liabilities - current	-	24
Operating lease liabilities - current	1,056	1,067
Sales tax payable	716	802
Income taxes payable	90	60
Deferred revenue - current portion	17,158	17,072
Notes payable - current portion	4	6
Due to related party	3	3
Total current liabilities	30,245	34,720

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	1,090	1,278
Deferred revenue, net of current portion	18,246	17,822
Other long-term liabilities	1,683	1,416
Total long-term liabilities	21,019	20,516

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,696,311 shares issued and outstanding at March 31, 2025 and December 31, 2024	176	176
Additional paid-in capital	62,057	62,049
Accumulated deficit	(35,156)	(34,081)
Accumulated other comprehensive loss	(427)	(442)
Total stockholders’ equity	26,650	27,702
Total liabilities and stockholders’ equity	$77,914	$82,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2025	2024
Revenues
Managed IT systems and services	$10,315	$10,153
Professional sales services	8,705	8,127
Equipment sales and services	442	458
Total revenues	19,462	18,738

Cost of revenues
Cost of managed IT systems and services	6,177	5,958
Cost of professional sales services	1,811	1,749
Cost of equipment sales and services	116	113
Total cost of revenues	8,104	7,820
Gross profit	11,358	10,918

Operating expenses
Selling, general and administrative	12,398	12,066
Research and development	178	191
Business combination transaction costs	-	129
Total operating expenses	12,576	12,386
Operating loss	(1,218)	(1,468)

Other (expense) income
Interest and financing costs	-	(3)
Interest and other income, net	184	311
Loss on disposal of fixed assets	(1)	(1)
Total other income, net	183	307

Loss before income taxes	(1,035)	(1,161)
Income tax expense	(40)	(12)
Net loss	(1,075)	(1,173)

Other comprehensive income
Foreign currency translation gain (loss)	15	(101)
Comprehensive loss	$(1,060)	$(1,274)

Loss per common share
- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	175,696	175,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

(in thousands)

							Accumulated
			Treasury		Additional		Other	Total
	Common Stock		Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578

Balance at January 1, 2025	175,696	$176	-	-	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	-	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(1,075)	-	(1,075)
Balance at March 31, 2025	175,696	$176	-	$-	$62,057	$(35,156)	$(427)	$26,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,075)	$(1,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	160	185
Loss from investment in EECP Global	68	31
Provision for credit losses and commission adjustments	65	25
Share-based compensation	8	9
Changes in operating assets and liabilities:
Accounts and other receivables	4,623	4,876
Due from related parties	(148)	(124)
Inventories	(49)	(111)
Deferred commission expense	131	(82)
Prepaid expenses and other current assets	(372)	59
Other assets, net	(228)	265
Accounts payable	212	307
Accrued commissions	(1,826)	(1,933)
Accrued expenses and other liabilities	(2,825)	(2,601)
Sales tax payable	(86)	(12)
Deferred revenue	509	(772)
Other long-term liabilities	267	(19)
Net cash used in operating activities	(566)	(1,070)

Cash flows from investing activities
Purchases of equipment and software	(363)	(472)
Redemption of short-term investments	-	9,616
Net cash (used in) provided by investing activities	(363)	9,144

Cash flows from financing activities
Proceeds from note payable	-	140
Repayment of notes payable and finance lease obligations	(27)	(19)
Net cash (used in) provided by financing activities	(27)	121
Effect of exchange rate differences on cash and cash equivalents	(4)	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(960)	8,194
Cash and cash equivalents - beginning of period	26,271	11,342
Cash and cash equivalents - end of period	$25,311	$19,536

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$2
Income taxes paid	$9	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$64	$115

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

Overview

Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. (“VasoSolutions”) for domestic business and Vasomedical Global Corp. for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in whom the Company holds a 49% minority interest.

The Company’s website is www.vasocorporation.com.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology currently consists of a managed network and security service division (NetWolves) and a healthcare IT application value added reseller (IT VAR) division (VasoHealthcare IT). Its current offerings include:

●	Managed healthcare software solutions including diagnostic imaging applications (channel partner of select vendors of healthcare IT products);

●	Managed network infrastructure (routers, switches and other core equipment);

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners); and

●	Managed network security services.

VasoTechnology uses a combination of proprietary technology, methodology and best-in-class third-party applications to deliver its value proposition.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoHealthcare (Professional Sales Service Segment)

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC to further the sale of certain medical capital equipment in certain domestic market segments. Its current offerings consist of:

●	GEHC diagnostic imaging equipment and ultrasound systems;

●	GEHC service agreements for the above equipment;

●	GEHC training services for use of the above equipment; and

●	GEHC and third-party financial services for the above equipment.

VasoMedical (Equipment Segment)

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

Termination of Achari Business Combination Agreement

As previously disclosed, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari. On September 17, 2024, Vaso provided to Achari a notice of termination of the Business Combination Agreement. Business combination transaction costs presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss include investment banking and other advisory and legal costs incurred associated with the Business Combination Agreement.

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The ASU is effective for annual reporting periods beginning after December 15, 2024. The Company adopted this standard in the first quarter of 2025 noting no impact on its Consolidated Financial Statements.

Recently Issued Accounting Standards To Be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain income statement line items in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

Reclassifications

Certain SG&A costs in 2024 were reclassified to business combination transaction costs within the Condensed Consolidated Statements of Operations and Comprehensive Loss to conform with the current year presentation.

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$9,328	$-	$-	$9,328	$8,944	$-	$-	$8,944
Software sales and support	987	-	-	987	1,209	-	-	1,209
Commissions	-	8,705	-	8,705	-	8,127	-	8,127
Medical equipment sales	-	-	412	412	-	-	427	427
Medical equipment service	-	-	30	30	-	-	31	31
	$10,315	$8,705	$442	$19,462	$10,153	$8,127	$458	$18,738

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$9,670	$-	$124	$9,794	$9,301	$-	$81	$9,382
Revenue recognized at a point in time	645	8,705	318	9,668	852	8,127	377	9,356
	$10,315	$8,705	$442	$19,462	$10,153	$8,127	$458	$18,738

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximated $102 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Unfulfilled performance obligations	$36,354	$23,796	$7,462	$34,336

Contract Assets and Liabilities

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets, net in the condensed consolidated balance sheets). Contract liabilities arise in our IT VAR, VasoHealthcare, and VasoMedical businesses. In our IT VAR business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $206,000 and $178,000 at March 31, 2025 and December 31, 2024, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $35,404,000 and $34,893,000 at March 31, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,315,000 and $935,000 at March 31, 2025 and December 31, 2024, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $0 and $1,000 at March 31, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion.

During each of the three months ended March 31, 2025 and March 31, 2024, we recognized approximately $2.5 million of revenues that were included in our contract liability balance at the beginning of such periods.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2025	2024
Contract receivables - January 1	18,260	13,398
Contract receivables - March 31	13,566	8,644
Increase (decrease)	(4,694)	(4,754)

Contract liabilities - January 1	36,007	33,589
Contract liabilities - March 31	36,925	32,554
Increase (decrease)	918	(1,035)

The decrease in contract receivables in the first quarters of 2025 and 2024 was due primarily to collections exceeding billings. The changes in contract liability balances reflect VasoHealthcare orders exceeding revenues in the first quarter of 2025 and revenues exceeding orders in the first quarter of 2024.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three reportable segments:

●	IT segment, operating through a wholly-owned subsidiary, VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary, Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary, VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The chief operating decision maker is the Company’s Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and adjusted EBITDA, which is a non-GAAP financial measure (defined as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash stock-based compensation). Administrative functions such as finance, human resources, and information technology are centralized and related expenses are allocated to each segment. Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate line item below. There are no intersegment revenues. Summary financial information for the segments is set forth below:

	(in thousands)
	Three Months Ended March 31,
	2025	2024
Revenues from external customers
IT	$10,315	$10,153
Professional sales service	8,705	8,127
Equipment	442	458
Total revenues	$19,462	$18,738

Gross Profit
IT	$4,138	$4,195
Professional sales service	6,894	6,378
Equipment	326	345
Total gross profit	$11,358	$10,918

Significant segment expenses
Selling, general & administrative
IT	$4,936	$4,598
Professional sales service	6,547	6,385
Equipment	394	466
Corporate	521	617
Total selling, general and administrative	$12,398	$12,066

Other segment items
IT	$-	$17
Equipment	178	174
Corporate	-	129
Total other segment items	$178	$320

Operating income (loss)
IT	$(798)	$(420)
Professional sales service	347	(7)
Equipment	(246)	(294)
Corporate	(521)	(747)
Total operating loss	$(1,218)	$(1,468)

Depreciation and amortization
IT	$127	$155
Professional sales service	35	22
Equipment	(2)	8
Corporate	-	-
Total depreciation and amortization	$160	$185

Capital expenditures
IT	$125	$246
Professional sales service	73	2
Equipment	165	224
Corporate	-	-
Total capital expenditures	$363	$472

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	March 31, 2025	December 31, 2024
Identifiable Assets
IT	$23,002	$23,798
Professional sales service	19,834	23,846
Equipment	6,473	6,639
Corporate	28,605	28,655
Total assets	$77,914	$82,938

Other segment items include research and development costs and business combination transaction costs. GEHC accounted for 45% and 43% of revenue for the three-month periods ended March 31, 2025 and 2024, respectively. GEHC also accounted for $9.4 million or 76%, and $13.1 million or 77%, of accounts and other receivables at March 31, 2025 and December 31, 2024, respectively. No other customer accounted for 10% or more of revenue.

NOTE E – LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Diluted loss per share was computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the loss per share calculation is as follows:

	(in thousands)
	Three Months Ended March 31,
	2025	2024
Basic weighted average shares outstanding	175,696	175,119
Dilutive effect of unvested restricted shares	-	-
Diluted weighted average shares outstanding	175,696	175,119

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2025 and 2024, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2025	2024
Restricted common stock grants	226	894

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE F – FINANCIAL INSTRUMENTS

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

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities, approximated their fair value as of March 31, 2025 and December 31, 2024, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of March 31, 2025 and December 31, 2024:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$24,072	$-	$-	$24,072

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,859	$-	$-	$24,859

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31, 2025	December 31, 2024
Trade receivables	$22,382	$27,707
Unbilled receivables	765	-
Allowance for credit losses and commission adjustments	(10,834)	(10,708)
Accounts and other receivables, net	$12,313	$16,999

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	March 31, 2025	December 31, 2024
Raw materials	$574	$596
Work in process	31	12
Finished goods	360	303
	$965	$911

The Company maintained reserves for slow moving inventories of $170,000 at March 31, 2025 and December 31, 2024.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 as of March 31, 2025 was allocated to the IT segment. The remaining $1,181,000 of goodwill as of March 31, 2025 was attributable to the Fast Growth Enterprises reporting unit within the Equipment segment. The components of the change in goodwill were as follows:

	(in thousands)
	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Beginning of period	$15,551	$15,588
Foreign currency translation adjustment	5	(37)
End of period	$15,556	$15,551

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	March 31, 2025	December 31, 2024
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(5,028)	(4,987)
	803	844

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,394	3,188
Accumulated amortization	(2,423)	(2,417)
	971	771

	$1,774	$1,615

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense was $47,000 and $74,000 for the three months ended March 31, 2025 and 2024, respectively.

Amortization of intangibles for the next five years is set forth in the following table:

Years ending December 31,	(in thousands)
Remainder of 2025	292
2026	354
2027	324
2028	303
2029	252
$1,525

NOTE J – OTHER ASSETS, NET

Other assets, net consisted of the following at March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31, 2025	December 31, 2024
Deferred commission expense - noncurrent	$4,283	$4,039
Trade receivables - noncurrent	1,253	1,261
Other, net of allowance for loss on loan receivable of $412 at March 31, 2025 and December 31, 2024	61	58
	$5,597	$5,358

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31, 2025	December 31, 2024
Accrued compensation	$1,199	$3,141
Accrued expenses - other	1,915	2,933
Order reduction liability	1,315	935
Other liabilities	1,137	1,242
	$5,566	$8,251

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – DEFERRED REVENUE

The changes in the Company’s deferred revenues were as follows:

	(in thousands)
	Three months ended March 31,
	2025	2024
Deferred revenue at beginning of period	$34,894	$32,200
Net additions:
Deferred extended service contracts	(1)	2
Deferred commission revenues	3,139	1,950
Recognized as revenue:
Deferred extended service contracts	-	(4)
Deferred commission revenues	(2,628)	(2,719)
Deferred revenue at end of period	35,404	31,429
Less: current portion	17,158	17,272
Long-term deferred revenue at end of period	$18,246	$14,157

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other (Expense) Income on its condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $68,000 and $31,000, respectively, and was included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2025 and December 31, 2024, the Company recorded a net receivable from related parties of approximately $1,064,000 and $916,000, respectively, on its condensed consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

NOTE N – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently, and has been in the past, a party to various legal proceedings, primarily employee-related matters, incident to its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a five-year term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma is eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, is at the discretion of the Board of Directors. Dr. Ma shall also be eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination of Dr. Ma’s employment prior to the expiration date of the Employment Agreement.

On December 31, 2022, the Company executed an Employment Agreement with the President of its VasoHealthcare subsidiary, Ms. Jane Moen, which provides for a twenty-seven month initial term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond the earlier of December 31, 2026 or the termination of the GEHC Agreement. The Employment Agreement provides for annual base compensation of $350,000. Ms. Moen is eligible to receive bonuses for each fiscal year during the employment term. The amount and the occasion for payment of such bonuses, if any, is based on employment status as well as achieving certain operating targets. Ms. Moen is also eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination prior to the expiration date of the Employment Agreement.

Vaso Corporation and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this report contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future revenue and expenses, anticipated growth strategies, and anticipated trends in the Company’s business or financial results. When used in this report, words such as “anticipates”, “continue”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “future”, “intends”, the negative of these terms and similar expressions identify forward-looking statements. Any forward-looking statement made by the Company in this document is based only on the Company’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside of the Company’s control. Actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the possibility of a downturn or disruptions in the U.S. economy; the impact of US tariff policies; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries.

General Overview

Our Business Segments

Vaso Corporation (“Vaso”) was incorporated in Delaware in July 1987. We principally operate in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:

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

Termination of Business Combination Agreement

On September 17, 2024 Vaso provided notice to Achari to terminate the Business Combination Agreement with Achari. Vaso intends to continue to seek opportunities to increase stockholder value, including through internal growth, new partnerships and strategic investments with a concentration on medical and IT service companies.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements contained in this Report, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025.

Results of Operations – For the Three Months Ended March 31, 2025 and 2024

Revenues

Total revenue for the three months ended March 31, 2025 and 2024 was $19,462,000 and $18,738,000, respectively, representing an increase of $724,000, or 4% year-over-year. On a segment basis, revenue in the professional sales service and IT segments increased $578,000 and $162,000, respectively, while revenue in the equipment segment decreased $16,000.

Revenue in the IT segment for the three months ended March 31, 2025 was $10,315,000 compared to $10,153,000 for the three months ended March 31, 2024, an increase of $162,000, or 2%, of which $384,000 resulted from higher NetWolves revenue, due primarily to increased managed service sales, partially offset by $222,000 lower healthcare IT revenue, due primarily to lower software support sales. Monthly recurring revenue in the IT segment accounted for $9,670,000 or 94% of the segment revenue in the first quarter of 2025, and $9,301,000 or 92% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $8,705,000 in the first quarter of 2025, an increase of $578,000, or 7%, as compared to $8,127,000 in the same quarter of 2024. The increase in commission revenues was due to higher deliveries by GEHC of both the ultrasound and diagnostic imaging products that we booked, partially offset by a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement for such equipment. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of March 31, 2025, $35,404,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheets, of which $18,246,000 was long-term. At March 31, 2024, $31,424,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheets, of which $14,154,000 was long-term. The increase in deferred revenue was principally due to higher value of new orders booked than orders delivered during the twelve-month period.

Revenue in the equipment segment decreased by $16,000, or 3%, to $442,000 for the three-month period ended March 31, 2025 from $458,000 for the same period of the prior year, principally due to lower deliveries in our China operations resulting from impact of increased government scrutiny of healthcare purchasing practices, partially offset by higher ARCS®-cloud revenues in the US market.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended March 31, 2025 and 2024 was $11,358,000, or 58% of revenue, and $10,918,000, or 58% of revenue, respectively, representing an increase of $440,000, or 4% year-over-year. On a segment basis, gross profit in the professional sales service segment increased $516,000, or 8%, while gross profit in the IT and equipment segments decreased $57,000, or 1%, and $19,000, or 6%, respectively.

IT segment gross profit for the three months ended March 31, 2025 was $4,138,000, or 40% of the segment revenue, compared to $4,195,000, or 41% of the segment revenue for the three months ended March 31, 2024. The year-over-year decrease of $57,000, or 1%, was primarily a result of a lower margin product sales mix in both the network services and healthcare IT businesses, partially offset by higher revenue in the network services business.

Professional sales service segment gross profit was $6,894,000, or 79% of segment revenue, for the three months ended March 31, 2025 as compared to $6,378,000, or 79% of the segment revenue, for the three months ended March 31, 2024, reflecting an increase of $516,000, or 8%. The increase was primarily due to higher revenues partially offset by higher cost of commissions. Cost of commissions in the professional sales service segment of $1,811,000 and $1,749,000, for the three months ended March 31, 2025 and 2024, respectively, reflected commission expense associated with recognized commission revenues. Cost of commissions increased primarily due to a higher commission cost structure associated with ultrasound product revenues.

Commission expense associated with short-term deferred revenue is recorded as Deferred commission expense, or with long-term deferred revenue as part of Other assets, net, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit was $326,000, or 74% of segment revenues, for the first quarter of 2025 compared to $345,000, or 75% of segment revenues, for the same quarter of 2024. The $19,000, or 6%, decrease in gross profit was mainly the result of lower revenue in our China operations due to decreased delivery volume for the first quarter of 2025, partially offset by higher ARCS®-cloud revenues in the US market.

Operating Loss

Operating loss for the three months ended March 31, 2025 and 2024 was $1,218,000 and $1,468,000, respectively, representing an improvement of $250,000, due primarily to higher gross profit and lower business combination transaction costs, partially offset by higher selling, general, and administrative (“SG&A”) expenses. On a segment basis, the professional sales service segment recorded operating income of $347,000 in the first quarter of 2025, as compared to an operating loss of $7,000 for the same period of 2024; the IT segment recorded an operating loss of $798,000 in the first quarter of 2025 as compared to an operating loss of $420,000 in the same period of 2024; and the equipment segment recorded an operating loss of $246,000 in the first quarter of 2025 as compared to an operating loss of $294,000 in the same period of 2024.

Operating loss in the IT segment was $798,000 for the three-month period ended March 31, 2025, an increase in loss of $378,000 from an operating loss of $420,000 in the same period of 2024, due mainly to lower gross profit and higher SG&A costs. The professional sales service segment reported operating income of $347,000 in the three-month period ended March 31, 2025 as compared to operating loss of $7,000 in the same period of 2024, an increase in operating income of $354,000, due to higher gross profit, partially offset by higher SG&A costs. The equipment segment reported an operating loss of $246,000 in the first quarter of 2025, compared to an operating loss of $294,000 in the first quarter 2024, an improvement of $48,000, due primarily to lower SG&A costs.

SG&A costs for the three months ended March 31, 2025 and 2024 were $12,398,000 and $12,066,000, respectively, representing an increase of $332,000, or 3%, year-over-year. On a segment basis, SG&A costs in the IT segment increased by $338,000 in the first quarter of 2025 from the same quarter of the prior year due to higher personnel and credit loss costs partially offset by reduced third-party commissions; SG&A costs in the professional sales service segment increased $162,000 due mainly to higher recruiting and IT consulting costs; and SG&A costs in the equipment segment decreased $72,000 due mainly to lower personnel costs. Corporate costs not allocated to segments decreased by $96,000 to $521,000 in the three months ended March 31, 2025 from $617,000 for the same period in 2024, due mainly to lower accounting and legal costs, partially offset by higher investor relations costs.

Vaso Corporation and Subsidiaries

Research and development (“R&D”) expenses were $178,000, or 1% of revenues, for the first quarter of 2025, a decrease of $13,000, or 7%, from $191,000, or 1% of revenues, for the first quarter of 2024. The decrease is primarily attributable to lower product development expenses in the IT segment.

Adjusted EBITDA

We utilize Adjusted EBITDA in evaluating our performance internally, and this non-GAAP financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry.  Management believes that this non-GAAP financial measure, in addition to GAAP measures, is also useful to investors to evaluate the Company’s results.

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for operating income (loss), which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

A reconciliation of operating loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three Months Ended March 31,
	2025	2024

Operating loss	$(1,218)	$(1,468)
Add: Other income (expense) , net (includes interest)	183	$307
Less: Interest (income) expense, net	(248)	(299)
Other (expense) income, net	(65)	8
Depreciation and amortization	160	185
Share-based compensation	8	9
Adjusted EBITDA	$(1,115)	$(1,266)

Adjusted EBITDA increased by $151,000, to ($1,115,000) in the quarter ended March 31, 2025 from ($1,266,000) in the quarter ended March 31, 2024. The increase was mainly attributable to the lower operating loss, partially offset by lower other income, net and lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2025 was $183,000 as compared to $307,000 for the corresponding period of 2024. The decrease in interest and other income (expense) was due primarily to lower interest income on money market balances and US Treasury bills, and by increased loss on investment in EECP Global.

Income Tax Expense

For the three months ended March 31, 2025, we recorded income tax expense of $40,000 as compared to income tax expense of $12,000 for the corresponding period of 2024. The increase was due mainly to higher state income taxes.

Net Loss

Net loss for the three months ended March 31, 2025 was $1,075,000 as compared to $1,173,000 for the three months ended March 31, 2024, representing a decrease in loss of $98,000. Loss per share was $0.01 in both of the three-month periods ended March 31, 2025 and 2024. The principal cause of the decrease in net loss was the increase in gross profit and decrease in business combination transactions costs, partially offset by higher SG&A costs and lower interest income.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2025, we had cash and cash equivalents of $25,311,000 and working capital of $15,736,000, compared to cash and cash equivalents of $26,271,000 and working capital of $16,465,000 at December 31, 2024.

Cash used by operating activities during the three months ended March 31, 2025 was $566,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $774,000 and cash provided by operating assets and liabilities of $208,000, compared to cash used by operating activities of $1,070,000 for the same period in 2024. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $4,623,000 and an increase in deferred revenue of $509,000, partially offset by decreases in accrued commissions and accrued expenses and other liabilities of $1,826,000 and $2,854,000, respectively.

Cash used by investing activities during the three-month period ended March 31, 2025 was $363,000 for the purchase of equipment and software.

Cash used by financing activities during the three-month period ended March 31, 2025 was $27,000 for repayment of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for at least the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information with respect to this item may be found in Note N Commitments and Contingencies under “Litigation”, in the accompanying notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibits

3(i)	(a) Restated Certificate of Incorporation (incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(b) Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to Report on Form 8-K dated June 21, 2010).
(c) Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016).
3(ii)	Bylaws (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
4	Specimen Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Vaso Corporation and Subsidiaries

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jonathan Newton
Jonathan Newton
Chief Financial Officer and Principal Accounting Officer

Date: May 15, 2025