Form 10-Q
period 2025-06-30
VASO Corp
filed 2025-08-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2025 – 175,753,035

Vaso Corporation and Subsidiaries

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,560	$26,271
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $11,332 at June 30, 2025 and $10,708 at December 31, 2024	8,831	16,999
Receivables due from related parties	1,109	943
Inventories, net	939	911
Deferred commission expense	3,546	3,659
Prepaid expenses and other current assets	2,987	2,402
Total current assets	49,972	51,185

Property and equipment, net of accumulated depreciation of $10,932 at June 30, 2025 and $10,712 at December 31, 2024	1,848	1,544
Operating lease right of use assets	1,969	2,345
Goodwill	15,572	15,551
Intangibles, net	1,825	1,615
Other assets, net	6,059	5,358
Investment in EECP Global	433	436
Deferred tax assets, net	4,904	4,904
Total assets	$82,582	$82,938

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,740	$4,179
Accrued commissions	1,261	3,256
Accrued expenses and other liabilities	6,447	8,251
Finance lease liabilities - current	-	24
Operating lease liabilities - current	1,082	1,067
Sales tax payable	743	802
Income taxes payable	5	60
Deferred revenue - current portion	17,762	17,072
Notes payable - current portion	978	6
Due to related party	3	3
Total current liabilities	33,021	34,720

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	888	1,278
Deferred revenue, net of current portion	20,350	17,822
Other long-term liabilities	1,822	1,416
Total long-term liabilities	23,060	20,516

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $.001 par value; 250,000,000 shares authorized;175,753,035 shares issued and outstanding at June 30, 2025 and 175,696,311 shares issued and outstanding at December 31, 2024	176	176
Additional paid-in capital	62,064	62,049
Accumulated deficit	(35,353)	(34,081)
Accumulated other comprehensive loss	(386)	(442)
Total stockholders’ equity	26,501	27,702
Total liabilities and stockholders' equity	$82,582	$82,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Revenues
Managed IT systems and services	$10,684	$10,591	$20,999	$20,743
Professional sales services	8,744	9,110	17,449	17,237
Equipment sales and services	529	525	970	983
Total revenues	19,957	20,226	39,418	38,963

Cost of revenues
Cost of managed IT systems and services	6,359	6,009	12,536	11,968
Cost of professional sales services	1,659	1,937	3,469	3,685
Cost of equipment sales and services	142	129	258	242
Total cost of revenues	8,160	8,075	16,263	15,895
Gross profit	11,797	12,151	23,155	23,068

Operating expenses
Selling, general and administrative	12,051	10,841	24,449	22,907
Research and development	167	205	345	396
Business combination transaction costs	-	109	-	238
Total operating expenses	12,218	11,155	24,794	23,541
Operating (loss) income	(421)	996	(1,639)	(473)

Other (expense) income
Interest and financing costs	-	(1)	-	(4)
Interest and other income, net	268	273	452	585
Loss on disposal of fixed assets	(4)	(1)	(5)	(2)
Total other income, net	264	271	447	579

(Loss) income before income taxes	(157)	1,267	(1,192)	106
Income tax expense	(40)	(112)	(80)	(124)
Net (loss) income	(197)	1,155	(1,272)	(18)

Other comprehensive income
Foreign currency translation gain (loss)	41	(21)	56	(122)
Comprehensive (loss) income	$(156)	$1,134	$(1,216)	$(140)

(Loss) income per common share
- basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic	175,742	175,365	175,719	175,242
- diluted	175,742	175,984	175,719	175,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

							Accumulated
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity
Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578
Share-based compensation	62	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net income	-	-	-	-	-	1,155	-	1,155
Balance at June 30, 2024	185,689	$186	(10,308)	$(2,000)	$64,011	$(35,050)	$(426)	$26,721

Balance at January 1, 2025	175,696	$176	-	-	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	-	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(1,075)	-	(1,075)
Balance at March 31, 2025	175,696	$176	-	$-	$62,057	$(35,156)	$(427)	$26,650
Share-based compensation	57	-	-	-	8	-	-	8
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation gain	-	-	-	-	-	-	41	41
Net loss	-	-	-	-	-	(197)	-	(197)
Balance at June 30, 2025	175,753	$176	-	$-	$62,064	$(35,353)	$(386)	$26,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,272)	$(18)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	352	411
Loss from investment in EECP Global	111	87
Provision for credit losses and commission adjustments	108	64
Share-based compensation	17	18
Changes in operating assets and liabilities:
Accounts and other receivables	8,068	5,086
Due from related parties	(171)	(169)
Inventories	(11)	232
Deferred commission expense	113	(31)
Prepaid expenses and other current assets	(581)	(122)
Other assets, net	(764)	51
Accounts payable	560	285
Accrued commissions	(1,868)	(1,379)
Accrued expenses and other liabilities	(1,997)	(2,273)
Sales tax payable	(60)	7
Deferred revenue	3,218	(500)
Other long-term liabilities	406	(31)
Net cash provided by operating activities	6,229	1,718
Cash flows from investing activities
Purchases of equipment and software	(867)	(787)
Loan to Achari	-	(343)
Redemption of short-term investments	-	13,756
Net cash (used in) provided by investing activities	(867)	12,626
Cash flows from financing activities
Payroll taxes paid by withholding shares	(1)	-
Proceeds from note payable	966	-
Repayment of notes payable and finance lease obligations	(29)	(39)
Net cash provided by (used in) financing activities	936	(39)
Effect of exchange rate differences on cash and cash equivalents	(9)	5
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,289	14,310
Cash and cash equivalents - beginning of period	26,271	11,342
Cash and cash equivalents - end of period	$32,560	$25,652
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$1	$4
Income taxes paid	$136	$47
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$145	$863

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

Overview

Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE Healthcare Technologies, Inc. (“GEHC”) into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. (“VasoSolutions”) for domestic business and Vasomedical Global Corp. (“Vasomedical Global”) for international business, respectively, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

●	GEHC service agreements for the above equipment;

●	GEHC training services for use of the above equipment; and

●	GEHC and third-party financial services for the above equipment.

VasoMedical (Equipment Segment)

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and VasoSolutions business units. These devices are primarily for cardiovascular monitoring and diagnostic systems. Its current offerings consist of:

●	Biox™ series Holter monitors and ambulatory blood pressure recorders;

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm in the form of a SaaS (software as a service) subscription;

●	MobiCare® multi-parameter wireless vital-sign monitoring system; and

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The most significant of these estimates include the allowance for commission adjustments, the valuation of deferred tax assets, and the assessment of possible impairment of goodwill and intangible assets. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its estimates and assumptions on an ongoing basis.

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Network services	$9,626	$-	$-	$9,626	$9,470	$-	$-	$9,470
Software sales and support	1,058	-	-	1,058	1,121	-	-	1,121
Commissions	-	8,744	-	8,744	-	9,110	-	9,110
Medical equipment sales	-	-	498	498	-	-	494	494
Medical equipment service	-	-	31	31	-	-	31	31
	$10,684	$8,744	$529	$19,957	$10,591	$9,110	$525	$20,226

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Network services	$18,954	$-	$-	$18,954	$18,413	$-	$-	$18,413
Software sales and support	2,045	-	-	2,045	2,330	-	-	2,330
Commissions	-	17,449	-	17,449	-	17,237	-	17,237
Medical equipment sales	-	-	910	910	-	-	921	921
Medical equipment service	-	-	60	60	-	-	62	62
	$20,999	$17,449	$970	$39,418	$20,743	$17,237	$983	$38,963

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Revenue recognized over time	$9,557	$-	$176	$9,733	$8,804	$-	$87	$8,891
Revenue recognized at a point in time	1,127	8,744	353	10,224	1,787	9,110	438	11,335
	$10,684	$8,744	$529	$19,957	$10,591	$9,110	$525	$20,226

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
		Professional				Professional
	IT segment	sales service segment	Equipment segment	Total	IT segment	sales service segment	Equipment segment	Total
Revenue recognized over time	$19,227	$-	$300	$19,527	$18,105	$-	$168	$18,273
Revenue recognized at a point in time	1,772	17,449	670	19,891	2,638	17,237	815	20,690
	$20,999	$17,449	$970	$39,418	$20,743	$17,237	$983	$38,963

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $108 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Unfulfilled performance obligations	$28,253	$28,909	$11,094	$39,249

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the condensed consolidated balance sheets). Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $242,000 and $178,000 at June 30, 2025 and December 31, 2024, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $38,112,000 and $34,893,000 at June 30, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,197,000 and $935,000 at June 30, 2025 and December 31, 2024, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $0 and $1,000 at June 30, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion.

During the three and six months ended June 30, 2025, we recognized approximately $2.7 million and $4.8 million of revenues, respectively, that were included in our contract liability balance at April 1, 2025 and January 1, 2025, respectively.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2025	2024
Contract receivables - January 1	18,260	13,398
Contract receivables - June 30	10,203	8,408
Increase (decrease)	(8,057)	(4,990)

Contract liabilities - January 1	36,007	33,589
Contract liabilities - June 30	39,551	33,160
Increase (decrease)	3,545	(429)

The decrease in contract receivables in the first six months of 2025 and 2024 was due primarily to collections exceeding billings, while the increase in contract liabilities in 2025 reflects order bookings exceeding deliveries.

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

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from external customers
IT	$10,684	$10,591	$20,999	$20,743
Professional sales service	8,744	9,110	17,449	17,237
Equipment	529	525	970	983
Total revenues	$19,957	$20,226	$39,418	$38,963

Gross Profit
IT	$4,325	$4,582	$8,463	$8,775
Professional sales service	7,085	7,173	13,980	13,552
Equipment	387	396	712	741
Total gross profit	$11,797	$12,151	$23,155	$23,068

Significant segment expenses
Selling, general & administrative
IT	$4,915	$4,737	$9,851	$9,333
Professional sales service	6,449	5,514	12,996	11,901
Equipment	383	500	777	965
Corporate	304	90	825	708
Total selling, general and administrative	$12,051	$10,841	$24,449	$22,907

Other segment items
IT	$-	$17	$-	$35
Equipment	167	188	345	361
Corporate	-	109	-	238
Total other segment items	$167	$314	$345	$634

Operating (loss) income
IT	$(590)	$(173)	$(1,388)	$(593)
Professional sales service	636	1,658	984	1,651
Equipment	(163)	(291)	(410)	(585)
Corporate	(304)	(198)	(825)	(946)
Total operating (loss) income	$(421)	$996	$(1,639)	$(473)

Depreciation and amortization
IT	$135	$167	$262	$322
Professional sales service	38	25	73	47
Equipment	19	34	17	42
Corporate	-	-	-	-
Total depreciation and amortization	$192	$226	$352	$411

Capital expenditures
IT	$374	$203	$499	$450
Professional sales service	-	108	73	110
Equipment	127	3	292	227
Corporate	3	-	3	-
Total capital expenditures	$504	$314	$867	$787

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	June 30, 2025	December 31, 2024
Identifiable Assets
IT	$24,264	$23,798
Professional sales service	15,361	23,846
Equipment	7,578	6,639
Corporate	35,379	28,655
Total assets	$82,582	$82,938

GE Healthcare accounted for 44% and 45% of total revenue for the three-month periods ended June 30, 2025 and 2024, respectively, and 44% of total revenue for both of the six-month periods ended June 30, 2025 and 2024. GE Healthcare also accounted for $4.8 million or 54%, and $13.1 million or 77%, of accounts and other receivables at June 30, 2025 and December 31, 2024, respectively. No other customer accounted for 10% or more of revenue.

NOTE E –NET (LOSS) INCOME PER COMMON SHARE

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	175,742	175,365	175,719	175,242
Dilutive effect of unvested restricted shares	-	619	-	-
Diluted weighted average shares outstanding	175,742	175,984	175,719	175,242

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Restricted common stock grants	236	-	231	756

NOTE F – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

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

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities, approximated their fair value as of June 30, 2025 and December 31, 2024, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2025 and December 31, 2024:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$30,793	$-	$-	$30,793

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,859	$-	$-	$24,859

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30, 2025	December 31, 2024
Trade receivables	$18,023	$27,707
Unbilled receivables	2,140	-
Allowance for credit losses and commission adjustments	(11,332)	(10,708)
Accounts and other receivables, net	$8,831	$16,999

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	June 30, 2025	December 31, 2024
Raw materials	$514	$596
Work in process	55	12
Finished goods	370	303
	$939	$911

The Company maintained reserves for slow moving inventories of $169,000 and $170,000 at June 30, 2025 and December 31, 2024, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,197,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Beginning of period	$15,551	$15,588
Foreign currency translation adjustment	21	(37)
End of period	$15,572	$15,551

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	June 30, 2025	December 31, 2024
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(5,069)	(4,987)
	762	844

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,513	3,188
Accumulated amortization	(2,450)	(2,417)
	1,063	771
	$1,825	$1,615

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $68,000 and $101,000 for the three months ended June 30, 2025 and 2024, respectively, and $115,000 and $175,000 for the six months ended June 30, 2025 and 2024, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2025	207
2026	378
2027	348
2028	327
2029	316
$1,576

NOTE J – OTHER ASSETS, NET

Other assets, net consisted of the following at June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30, 2025	December 31, 2024
Deferred commission expense - noncurrent	$4,628	$4,039
Trade receivables - noncurrent	1,372	1,261
Other, net of allowance for loss on loan receivable of $412 at June 30, 2025 and December 31, 2024	59	58
	$6,059	$5,358

NOTE K – NOTES PAYABLE

Notes payable consist of the following:

	(in thousands)
	June 30, 2025	December 31, 2024
Notes payable	978	6
Less: current portion	(978)	(6)
	$-	$-

In June 2025, the Company’s Biox subsidiary drew RMB7,000,000 (approximately $977,000) under revolving credit agreements of RMB2,000,000 and RMB5,000,000 with two Chinese banks for working capital purposes. The notes bore interest at 2.6% per annum and 3.05% per annum, respectively, and were repaid in July 2025.

On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement has undergone subsequent renewals through July 31, 2026. As of June 30, 2025, no amounts had been drawn. The agreement includes certain financial covenants. As of June 30, 2025, the Company was not in compliance with such covenants and subsequently received a waiver from the lending institution.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30, 2025	December 31, 2024
Accrued compensation	$1,200	$3,141
Accrued expenses - other	2,167	2,933
Order reduction liability	1,197	935
Other liabilities	1,883	1,242
	$6,447	$8,251

NOTE M - DEFERRED REVENUE

The changes in the Company’s deferred revenues were as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Deferred revenue at beginning of period	$35,404	$31,429	$34,894	$32,200
Net additions:
Deferred extended service contracts	-	-	(1)	-
Deferred commission revenues	5,700	3,664	8,838	5,614
Recognized as revenue:
Deferred extended service contracts	-	(1)	-	(2)
Deferred commission revenues	(2,992)	(3,393)	(5,619)	(6,112)
Deferred revenue at end of period	38,112	31,700	38,112	31,700
Less: current portion	17,762	15,924	17,762	15,924
Long-term deferred revenue at end of period	$20,350	$15,776	$20,350	$15,776

NOTE N – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. The Company and EECP Global’s majority shareholder converted, on the current ownership percentage, $220,000 in receivables due from EECP Global into capital contributions as of June 30, 2025. For the three months ended June 30, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $43,000 and $56,000, respectively, and for the six months ended June 30, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $111,000 and $87,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, the Company recorded a net receivable from related parties of approximately $1,087,000 and $916,000, respectively, on its condensed consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a five-year term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma is eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, is at the discretion of the Board of Directors. Dr. Ma is also eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination of Dr. Ma’s employment prior to the expiration date of the Employment Agreement.

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

NOTE P – SUBSEQUENT EVENTS

On July 4, 2025, the U.S. signed into law H.R.1, also known as the One Big Beautiful Bill Act (OBBBA). The OBBBA extends various expiring tax provisions from the Tax Cuts and Jobs Act (TCJA) and introduces a variety of other substantial tax law changes. The most significant impacts relate to the deductibility of interest expense, research and development expenses, and accelerated depreciation deductions, among others. The full impact of the bill is being analyzed by the Company and could have an impact on income tax expense in future periods.

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

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software.

Vaso Corporation and Subsidiaries

Termination of Business Combination Agreement

On September 17, 2024 Vaso provided notice to Achari to terminate its previously disclosed Business Combination Agreement with Achari. Vaso intends to continue to seek opportunities to increase stockholder value, including through internal growth, new partnerships and strategic investments with a concentration on medical and IT service companies.

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

Results of Operations – For the Three Months Ended June 30, 2025 and 2024

Revenues

Total revenue for the three months ended June 30, 2025 and 2024 was $19,957,000 and $20,226,000, respectively, representing a decrease of $269,000, or 1% year-over-year. On a segment basis, revenue in the IT, professional sales services, and equipment segments increased/(decreased) $93,000, ($366,000), and $4,000, respectively.

Revenue in the IT segment for the three months ended June 30, 2025 was $10,684,000 compared to $10,591,000 for the three months ended June 30, 2024, an increase of $93,000, or 1%, of which $156,000 resulted from higher network service revenues, offset by $63,000 lower revenues in the healthcare IT business. Our monthly recurring revenue in the IT segment accounted for $9,557,000 or 89% of the segment revenue in the second quarter of 2025, and $8,804,000 or 83% of the segment revenue for the same quarter last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $8,744,000 in the second quarter of 2025, a decrease of $366,000, or 4%, as compared to $9,110,000 in the same quarter of 2024. The decrease in commission revenues was due primarily to lower deliveries of diagnostic imaging equipment, partially offset by increased deliveries of ultrasound products, by GEHC in the second quarter of 2025, as compared to the second quarter of 2024, and by slightly higher blended commission rates. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2025, $38,112,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,350,000 was long-term. As of June 30, 2024, $31,696,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,774,000 was long-term. The increase in deferred revenue is principally due to higher value of new orders booked than of the delivered equipment during the 12-month period (see Note M to condensed consolidated financial statements).

Revenue in the equipment segment increased by $4,000, or 1%, to $529,000 for the three-month period ended June 30, 2025 from $525,000 for the same period of the prior year, due to higher sales of ARCS® cloud software as a service (SaaS) in the US, largely offset by lower equipment deliveries in our China operations.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended June 30, 2025 and 2024 was $11,797,000, or 59% of revenue, and $12,151,000, or 60% of revenue, respectively, representing a decrease of $354,000, or 3% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments decreased by $257,000, or 6%; $88,000, or 1%; and $9,000, or 2%, respectively.

IT segment gross profit for the three months ended June 30, 2025 was $4,325,000, or 40% of the segment revenue, compared to $4,582,000, or 43% of the segment revenue for the three months ended June 30, 2024. The year-over-year decrease of $257,000, or 6%, was primarily due to lower gross margin as a result of product mix changes reflecting higher network service revenues and lower healthcare IT revenues, as well as due to higher costs in both businesses.

Professional sales service segment gross profit was $7,085,000, or 81% of segment revenue, for the three months ended June 30, 2025 as compared to $7,173,000, or 79% of the segment revenue, for the three months ended June 30, 2024, reflecting a decrease of $88,000, or 1%. The decrease in absolute dollars was primarily due to lower commission revenue, partially offset by lower blended cost of commission rates. Cost of commissions in the professional sales service segment of $1,659,000 and $1,937,000, for the three months ended June 30, 2025 and 2024, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit decreased to $387,000, or 73% of segment revenues, for the second quarter of 2025 compared to $396,000, or 75% of segment revenues, for the same quarter of 2024. The $9,000, or 2%, decrease in gross profit was the result of lower margins in our China operations, partially offset by higher SaaS margins in the US.

Operating (Loss) Income

Operating (loss) income for the three months ended June 30, 2025 and 2024 was ($421,000) and $996,000, respectively, representing a decrease of $1,417,000, or 142%, due primarily to the decrease in gross profit and to higher selling, general, and administrative (“SG&A”) costs. On a segment basis, the IT segment recorded an operating loss of $590,000 in the second quarter of 2025 as compared to operating loss of $173,000 in the same period of 2024; the professional sales service segment recorded operating income of $636,000 in the second quarter of 2025 as opposed to operating income of $1,658,000 in the same period of 2024; and the equipment segment recorded an operating loss of $163,000 in the second quarter of 2025 as compared to an operating loss of $291,000 in the same period of 2024.

Operating loss in the IT segment was $590,000 for the three-month period ended June 30, 2025 as compared to operating loss of $173,000 in the same period of 2024, due mainly to lower gross profit and higher SG&A costs. Operating income in the professional sales service segment decreased by $1,022,000 to $636,000 in the three-month period ended June 30, 2025 as compared to operating income of $1,658,000 in the same period of 2024, due primarily to higher SG&A costs. The equipment segment reported an operating loss of $163,000 in the second quarter of 2025, compared to an operating loss of $291,000 in the second quarter 2024, an improvement of $128,000, due mainly to lower SG&A costs in our China operations.

SG&A costs for the three months ended June 30, 2025 and 2024 were $12,051,000 and $10,841,000, respectively, representing an increase of $1,209,000, or 11%, year-over-year. On a segment basis, SG&A costs in the IT segment increased by $178,000 in the second quarter of 2025 from the same quarter of the prior year due mainly to higher personnel costs; SG&A costs in the professional sales service segment increased $935,000 due mainly to additional sales personnel costs in the diagnostic imaging sector; and SG&A costs in the equipment segment decreased $117,000 due mainly to lower personnel costs in China. Corporate costs not allocated to segments increased $105,000 due mainly to capitalization of business combination transaction costs in the second quarter of 2024 and higher investor relations costs in 2025.

Vaso Corporation and Subsidiaries

Research and development (“R&D”) expenses decreased by $38,000, or 19%, to $167,000 in the second quarter of 2025 from $205,000 for the second quarter of 2024, primarily due to lower software development costs in our China operations.

Business combination transaction costs reflect accounting, advisory, and other fees associated with the Achari Business Combination Agreement.

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

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net (loss) income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

A reconciliation of net (loss) income to Adjusted EBITDA is set forth below:

	(in thousands)
	Three Months Ended June 30,
	2025	2024
	(unaudited)	(unaudited)
Net (loss) income	$(197)	$1,155
Interest expense (income), net	(297)	(301)
Income tax expense	40	112
Depreciation and amortization	192	226
Share-based compensation	9	9
Adjusted EBITDA	$(253)	$1,201

Adjusted EBITDA decreased by $1,454,000, to ($253,000) in the quarter ended June 30, 2025 from $1,201,000 in the quarter ended June 30, 2024. The decrease was attributable mainly to the decrease in net income.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2025 was $264,000 as compared to $271,000 for the corresponding period of 2024. The decrease in interest and other income (expense) was due primarily to lower interest income earned on money market and short-term investment balances in the second quarter of 2025 due to lower interest rates.

Income Tax Expense

For the three months ended June 30, 2025, we recorded income tax expense of $40,000 as compared to $112,000 for the corresponding period of 2024. The $72,000 decrease arose mainly from lower state tax expense.

Vaso Corporation and Subsidiaries

Net (Loss) Income

Net loss for the three months ended June 30, 2025 was $197,000 as compared to net income of $1,155,000 for the three months ended June 30, 2024, representing a decrease of $1,352,000. (Loss) income per share of ($0.00) and $0.01 was recorded in the three-month periods ended June 30, 2025 and 2024, respectively. The principal cause of the decrease in net income was the change from operating income to operating loss, partially offset by lower income tax expense.

Results of Operations – For the Six Months Ended June 30, 2025 and 2024

Revenues

Total revenue for the six months ended June 30, 2025 and 2024 was $39,418,000 and $38,963,000, respectively, representing an increase of $455,000, or 1%, year-over-year. On a segment basis, revenue in the IT, professional sales service, and equipment segments increased/(decreased) $256,000, $212,000, and ($13,000), respectively.

Revenue in the IT segment for the six months ended June 30, 2025 was $20,999,000 compared to $20,743,000 for the six months ended June 30, 2024, an increase of $256,000, or 1%, resulting from $541,000 higher network service revenue and $285,000 lower healthcare IT revenue. Our monthly recurring revenue in the IT segment accounted for $18,954,000, or 90% of the segment revenue in the first half of 2025, and $18,105,000, or 87% of the segment revenue for the same period last year (see Note C to condensed consolidated financial statements).

Commission revenues in the professional sales service segment were $17,449,000 in the first half of 2025, an increase of $212,000, or 1%, as compared to $17,237,000 in the first half of 2024. The increase in commission revenues was due primarily to increased deliveries of ultrasound products, partially offset by lower deliveries of diagnostic imaging equipment, by GEHC in the first half of 2025, as compared to the first half of 2024, and by slightly higher blended commission rates. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2025, $38,112,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,350,000 was long-term. As of June 30, 2024, $31,696,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,774,000 was long-term. The increase in deferred revenue is principally due to higher value of new orders booked than of the delivered equipment during the 12-month period (see Note M to condensed consolidated financial statements).

Revenue in the equipment segment decreased by $13,000, or 1%, to $970,000 for the six-month period ended June 30, 2025 from $983,000 for the same period of the prior year, principally due to lower equipment deliveries in our China operations, partially offset by higher ARCS® cloud SaaS revenues in our US business.

Gross Profit

Gross profit for the six months ended June 30, 2025 and 2024 was $23,155,000, or 59% of revenue, and $23,068,000, or 59% of revenue, respectively, representing an increase of $87,000, or less than 1% year-over-year. On a segment basis, gross profit in the IT segment decreased $312,000, or 4%; gross profit in the professional sales service segment increased $428,000, or 3%; and gross profit in the equipment segment decreased $29,000, or 4%.

IT segment gross profit for the six months ended June 30, 2025 was $8,463,000, or 40% of the segment revenue, compared to $8,775,000, or 42% of the segment revenue for the six months ended June 30, 2024. The year-over-year decrease of $312,000, or 4%, was primarily due to lower gross margin as a result of product mix change reflecting higher network service revenues and lower healthcare IT revenues, as well as due to higher costs in both businesses.

Professional sales service segment gross profit was $13,980,000, or 80% of segment revenue, for the six months ended June 30, 2025 as compared to $13,552,000, or 79% of the segment revenue, for the six months ended June 30, 2024, reflecting an increase of $428,000, or 3%. The increase in absolute dollars was primarily due to higher commission revenue and lower blended cost of commission rates. Cost of commissions in the professional sales service segment of $3,469,000 and $3,685,000, for the six months ended June 30, 2025 and 2024, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term Deferred commission expense, or with long-term deferred revenue as part of Other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit decreased to $712,000, or 73% of segment revenues, for the first half of 2025 compared to $741,000, or 75% of segment revenues, for the same half of 2024. The $29,000, or 4%, decrease in gross profit was primarily the result of lower revenue and margins in our China operations, partially offset by higher ARCS® cloud margins in our US operations.

Operating Loss

Operating loss for the six months ended June 30, 2025 and 2024 was $1,639,000 and $473,000, respectively, representing an increase in loss of $1,166,000, or 247%, due primarily to higher SG&A costs, partially offset by lower transaction costs associated with the Achari Business Combination Agreement. On a segment basis, the IT segment recorded an operating loss of $1,388,000 in the first half of 2025 as compared to an operating loss of $593,000 in the same period of 2024; the professional sales service segment recorded operating income of $984,000 in the first half of 2025 as compared to operating income of $1,651,000 in the same period of 2024; and the equipment segment recorded an operating loss of $410,000 in the first half of 2025 as compared to an operating loss of $585,000 in the same period of 2024.

Operating loss in the IT segment was $1,388,000 for the six-month period ended June 30, 2025 as compared to an operating loss of $593,000 in the same period of 2024, due primarily to lower gross profit and higher SG&A costs. The professional sales service segment reported operating income of $984,000 in the first half of 2025, a decrease of $667,000 from operating income of $1,651,000 in the six-month period ended June 30, 2024, due to higher SG&A costs, partially offset by higher gross profit. The equipment segment reported an operating loss of $410,000 in the first half of 2025, compared to an operating loss of $585,000 in the first half 2024, an improvement of $175,000 due mainly to lower SG&A and R&D costs.

SG&A costs for the six months ended June 30, 2025 and 2024 were $24,449,000 and $22,907,000, respectively, representing an increase of $1,542,000, or 7% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $517,000 in the first half of 2025 from the same half of the prior year due to higher personnel costs partially offset by lower third-party commission costs; SG&A costs in the professional sales service segment increased by $1,094,000 due mainly to additional sales headcount and compensation cost in the diagnostic imaging sector; and SG&A costs in the equipment segment decreased by $188,000 due mainly to lower personnel costs in our China operations. Corporate costs not allocated to segments decreased $121,000 due mainly to lower business combination transaction costs, partially offset by higher investor relations costs.

Research and development (“R&D”) expenses were $345,000, or 1% of revenues, for the first half of 2025, a decrease of $51,000, or 13%, from $396,000, or 1% of revenues, for the first half of 2024. The decrease is primarily attributable to lower software development expenses in the equipment segment.

Business combination transaction costs reflect accounting, advisory, and other fees associated with the Achari Business Combination Agreement.

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

Vaso Corporation and Subsidiaries

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net (loss) income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Six Months Ended June 30,
	2025	2024

Net loss	$(1,272)	$(18)
Interest expense (income), net	(546)	(600)
Income tax expense	80	124
Depreciation and amortization	352	411
Share-based compensation	17	18
Adjusted EBITDA	$(1,369)	$(65)

Adjusted EBITDA decreased by $1,304,000 to ($1,369,000) in the six-month period ended June 30, 2025 from ($65,000) in the same period ended June 30, 2024. The decrease was primarily attributable to higher net loss and lower depreciation and amortization in the six months ended June 30, 2025.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2025 was $447,000 as compared to $579,000 for the corresponding period of 2024. The decrease in interest and other income was due primarily to lower interest income on money market and short-term investment balances due to lower interest rates.

Income Tax Expense

We recorded income tax expense of $80,000 and $124,000 for the six-month periods ended June 30, 2025 and 2024, respectively. The decrease arose mainly from lower state tax expense.

Net Loss

Net loss for the six months ended June 30, 2025 was $1,272,000 as compared to $18,000 for the six months ended June 30, 2024, representing an increase in loss of $1,254,000. Loss per share of ($0.01) and ($0.00) was recorded in the six-month periods ended June 30, 2025 and 2024, respectively. The principal cause of the increase in net loss was higher operating loss and lower interest income, partially offset by lower income tax expense in the six months ended June 30, 2025.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital during the six months ended June 30, 2025. At June 30, 2025, we had cash and cash equivalents of $32,560,000 and working capital of $16,951,000, compared to cash and cash equivalents of $26,271,000 and working capital of $16,465,000 at December 31, 2024.

Cash provided by operating activities was $6,229,000, which consisted of net loss after adjustments to reconcile net loss to net cash of ($684,000) and cash provided by operating assets and liabilities of $6,913,000, during the six months ended June 30, 2025, compared to cash provided by operating activities of $1,718,000 for the same period in 2024. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $8,068,000 and an increase in deferred revenue of $3,218,000, partially offset by decreases in accrued commissions of $1,868,000 and accrued expenses of $1,997,000.

Cash used in investing activities during the six-month period ended June 30, 2025 was $867,000 for the purchase of equipment and software.

Cash provided by financing activities during the six-month period ended June 30, 2025 was $966,000 in proceeds from the issue of notes payable, partially offset by $29,000 for the repayment of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for at least the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Vaso Corporation and Subsidiaries

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the six months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibits

3(i)	(a) Restated Certificate of Incorporation (incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94)).
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

Date: August 14, 2025