Form 10-Q
period 2025-09-30
VASO Corp
filed 2025-11-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at November 10, 2025 – 175,953,035

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,859	$26,271
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $11,767 at September 30, 2025 and $10,708 at December 31, 2024	9,172	16,999
Receivables due from related parties	1,122	943
Inventories, net	893	911
Deferred commission expense	3,414	3,659
Prepaid expenses and other current assets	2,445	2,402
Total current assets	51,905	51,185

Property and equipment, net of accumulated depreciation of $10,666 at September 30, 2025 and $10,712 at December 31, 2024	1,405	1,544
Operating lease right of use assets	1,750	2,345
Goodwill	15,580	15,551
Intangibles, net	1,864	1,615
Other assets, net	6,742	5,358
Investment in EECP Global	324	436
Deferred tax assets, net	4,904	4,904
Total assets	$84,474	$82,938

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,947	$4,179
Accrued commissions	1,800	3,256
Accrued expenses and other liabilities	6,298	8,251
Finance lease liabilities - current	-	24
Operating lease liabilities - current	974	1,067
Sales tax payable	736	802
Income taxes payable	-	60
Deferred revenue - current portion	17,558	17,072
Notes payable - current portion	281	6
Due to related party	3	3
Total current liabilities	31,597	34,720

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	776	1,278
Deferred revenue, net of current portion	21,854	17,822
Other long-term liabilities	2,011	1,416
Total long-term liabilities	24,641	20,516

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,953,035 shares issued and outstanding at September 30, 2025 and 175,696,311 shares issued and outstanding at December 31, 2024	176	176
Additional paid-in capital	62,072	62,049
Accumulated deficit	(33,642)	(34,081)
Accumulated other comprehensive loss	(370)	(442)
Total stockholders’ equity	28,236	27,702
Total liabilities and stockholders' equity	$84,474	$82,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Revenues
Managed IT systems and services	$11,218	$11,082	$32,218	$31,825
Professional sales services	10,820	9,114	28,269	26,350
Equipment sales and services	619	573	1,589	1,557
Total revenues	22,657	20,769	62,076	59,732

Cost of revenues
Cost of managed IT systems and services	6,485	6,971	19,021	18,939
Cost of professional sales services	2,073	1,838	5,542	5,523
Cost of equipment sales and services	203	204	460	446
Total cost of revenues	8,761	9,013	25,023	24,908
Gross profit	13,896	11,756	37,053	34,824

Operating expenses
Selling, general and administrative	12,212	11,409	36,663	34,316
Research and development	146	191	491	587
Business combination transaction costs	-	1,549	-	1,787
Total operating expenses	12,358	13,149	37,154	36,690
Operating income (loss)	1,538	(1,393)	(101)	(1,866)

Other (expense) income
Interest and financing costs	-	-	-	(4)
Interest and other income, net	209	242	661	827
Loss on disposal of fixed assets	(1)	-	(6)	(2)
Total other income, net	208	242	655	821

Income (loss) before income taxes	1,746	(1,151)	554	(1,045)
Income tax expense	(35)	(30)	(115)	(154)
Net income (loss)	1,711	(1,181)	439	(1,199)

Other comprehensive income
Foreign currency translation gain (loss)	16	118	72	(4)
Comprehensive income (loss)	$1,727	$(1,063)	$511	$(1,203)

Income (loss) per common share
- basic and diluted	$0.01	$(0.01)	$0.00	$(0.01)

Weighted average common shares outstanding
- basic	175,862	175,471	175,767	175,319
- diluted	175,922	175,471	175,941	175,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Equity

Balance at January 1, 2024	185,627	$186	(10,308)	(2,000)	$63,993	$(35,032)	$(304)	$26,843
Share-based compensation	-	-	-	-	9	-	-	9
Foreign currency translation loss	-	-	-	-	-	-	(101)	(101)
Net loss	-	-	-	-	-	(1,173)	-	(1,173)
Balance at March 31, 2024	185,627	$186	(10,308)	$(2,000)	$64,002	$(36,205)	$(405)	$25,578
Share-based compensation	62	-	-	-	9	-	-	9
Shares withheld for employee tax liability	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(21)	(21)
Net income	-	-	-	-	-	1,155	-	1,155
Balance at June 30, 2024	185,689	$186	(10,308)	$(2,000)	$64,011	$(35,050)	$(426)	$26,721
Retirement of treasury shares	(10,308)	(10)	10,308	2,000	(1,990)	-	-	-
Share-based compensation	165	-	-	-	8	-	-	8
Shares withheld for employee tax liability	-	-	-	-	(8)	-	-	(8)
Foreign currency translation gain	-	-	-	-	-	-	118	118
Net loss	-	-	-	-	-	(1,181)	-	(1,181)
Balance at September 30, 2024	175,546	$176	-	-	$62,021	$(36,231)	$(308)	$25,658

Balance at January 1, 2025	175,696	$176	-	-	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	-	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(1,075)	-	(1,075)
Balance at March 31, 2025	175,696	$176	-	$-	$62,057	$(35,156)	$(427)	$26,650
Share-based compensation	57	-	-	-	8	-	-	8
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation gain	-	-	-	-	-	-	41	41
Net loss	-	-	-	-	-	(197)	-	(197)
Balance at June 30, 2025	175,753	$176	-	$-	$62,064	$(35,353)	$(386)	$26,501
Share-based compensation	200	-	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	-	-	16	16
Net income	-	-	-	-	-	1,711	-	1,711
Balance at September 30, 2025	175,953	$176	-	$-	$62,072	$(33,642)	$(370)	$28,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$439	$(1,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	531	630
Loss from investment in EECP Global	220	155
Provision for credit losses and commission adjustments	264	102
Write-off of Achari loan	-	573
Share-based compensation	25	26
Changes in operating assets and liabilities:
Accounts and other receivables	7,573	4,111
Due from related parties	(186)	(308)
Inventories	41	336
Deferred commission expense	245	(247)
Prepaid expenses and other current assets	3	(124)
Other assets, net	(1,428)	360
Accounts payable	(233)	1,886
Accrued commissions	(1,373)	(1,092)
Accrued expenses and other liabilities	(2,154)	(2,439)
Sales tax payable	(68)	53
Deferred revenue	4,518	921
Other long-term liabilities	595	(96)
Net cash provided by operating activities	9,012	3,648

Cash flows from investing activities
Purchases of equipment and software	(642)	(1,231)
Loan to Achari	-	(573)
Redemption of short-term investments	-	13,757
Net cash (used in) provided by investing activities	(642)	11,953

Cash flows from financing activities
Payroll taxes paid by withholding shares	(1)	(8)
Proceeds from note payable	1,243	-
Repayment of notes payable and finance lease obligations	(996)	(59)
Net cash provided by (used in) financing activities	246	(67)

Effect of exchange rate differences on cash and cash equivalents	(28)	(35)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,588	15,499
Cash and cash equivalents - beginning of period	26,271	11,342
Cash and cash equivalents - end of period	$34,859	$26,841

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$1	$4
Income taxes paid	$189	$186

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$167	$908
Transfer of fixed assets to inventory	$166	$-

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

Overview

Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:.

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

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology currently consists of a managed network and security service division (NetWolves) and a healthcare IT application value added reseller (IT VAR) division (VasoHealthcare IT). Its current offerings include:

●	Managed healthcare software solutions including imaging applications (channel partner of select vendors of healthcare IT products);

●	Managed network infrastructure (routers, switches and other core equipment);

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners); and

●	Managed network security services.

VasoTechnology uses a combination of proprietary technology, methodology and third-party applications to deliver its value proposition.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

VasoHealthcare (Professional Sales Service Segment)

VasoHealthcare commenced operations in 2010, in conjunction with the Company’s execution of its exclusive sales representation agreement with GEHC (“GEHC Agreement”) to further the sale of certain healthcare capital equipment in the healthcare provider middle market. Its current offerings consist of:

●	GEHC diagnostic imaging capital equipment and ultrasound systems;

●	GEHC service agreements for the above equipment;

●	GEHC training services for use of the above equipment; and

●	GEHC and third-party financial services for the above equipment.

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

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-05.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs, which amends certain aspects of the accounting for and disclosure of internal-use software costs. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$10,280	$-	$-	$10,280	$9,981	$-	$-	$9,981
Software sales and support	938	-	-	938	1,101	-	-	1,101
Commissions	-	10,820	-	10,820	-	9,114	-	9,114
Medical equipment sales	-	-	588	588	-	-	542	542
Medical equipment service	-	-	31	31	-	-	31	31
	$11,218	$10,820	$619	$22,657	$11,082	$9,114	$573	$20,769

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$29,235	$-	$-	$29,235	$28,394	$-	$-	$28,394
Software sales and support	2,983	-	-	2,983	3,431	-	-	3,431
Commissions	-	28,269	-	28,269	-	26,350	-	26,350
Medical equipment sales	-	-	1,498	1,498	-	-	1,464	1,464
Medical equipment service	-	-	91	91	-	-	93	93
	$32,218	$28,269	$1,589	$62,076	$31,825	$26,350	$1,557	$59,732

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segmtent	Total
Revenue recognized over time	$9,806	$-	$80	$9,886	$9,341	$-	$102	$9,443
Revenue recognized at a point in time	1,412	10,820	539	12,771	1,741	9,114	471	11,326
	$11,218	$10,820	$619	$22,657	$11,082	$9,114	$573	$20,769

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$29,034	$-	$380	$29,415	$27,445	$-	$270	$27,715
Revenue recognized at a point in time	3,184	28,269	1,209	32,662	4,380	26,350	1,287	32,017
	$32,218	$28,269	$1,589	$62,076	$31,825	$26,350	$1,557	$59,732

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $109.8 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2025	2026	2027	Thereafter
Unfulfilled performance obligations	$14,624	$36,598	$14,060	$44,472

Contract Assets and Liabilities

Contract liabilities arise in our healthcare IT, VasoHealthcare, and VasoMedical businesses. In our healthcare IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated approximately $127,000 and $178,000 at September 30, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoHealthcare business, we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $39,412,000 and $34,893,000 at September 30, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1,442,000 and 935,000 at September 30, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated approximately $0 and $1,000 at September 30, 2025 and December 31, 2024, respectively, and are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue.

During the three and nine months ended September 30, 2025, we recognized approximately $3.8 million and $7.0 million of revenues, respectively, that were included in our contract liability balance at July 1, 2025 and January 1, 2025, respectively. During the three and nine months ended September 30, 2024, we recognized approximately $2.9 million and $7.0 million of revenues, respectively, that were included in our contract liability balance at July 1, 2024 and January 1, 2024, respectively.

The following table summarizes the Company’s contract receivable and contract liability balances:

	2025	2024
Contract receivables - January 1	18,260	13,398
Contract receivables - September 30	10,835	9,169
Increase (decrease)	(7,425)	(4,229)

Contract liabilities - January 1	36,007	33,589
Contract liabilities - September 30	40,982	34,373
Increase (decrease)	4,976	784

The decrease in contract receivables in the first nine months of 2025 and 2024 was due primarily to collections exceeding billings. The increase in contract liabilities in the same periods is mainly attributable to orders exceeding deliveries.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

The chief operating decision maker is the Company’s Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and adjusted EBITDA (which is a non-GAAP financial measure defined as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash stock-based compensation). Administrative functions such as finance, human resources, and information technology are centralized and related expenses allocated to each segment. Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below. There are no intersegment revenues. Summary financial information for the segments is set forth below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from external customers
IT	$11,218	$11,082	$32,218	$31,825
Professional sales service	10,820	9,114	28,269	26,350
Equipment	619	573	1,589	1,557
Total revenues	$22,657	$20,769	$62,076	$59,732

Gross Profit
IT	$4,733	$4,111	$13,197	$12,886
Professional sales service	8,747	7,276	22,727	20,827
Equipment	416	369	1,129	1,111
Total gross profit	$13,896	$11,756	$37,053	$34,824

Significant segment expenses
Selling, general & administrative
IT	$4,826	$4,788	$14,676	$14,122
Professional sales service	6,639	5,745	19,638	17,645
Equipment	433	419	1,210	1,384
Corporate	314	457	1,139	1,165
Total selling, general and administrative	$12,212	$11,409	$36,663	$34,316

Other segment items
IT	$-	$17	$-	$52
Equipment	146	174	491	535
Corporate	-	1,549	-	1,787
Total other segment items	$146	$1,740	$491	$2,374

Operating income (loss)
IT	$(93)	$(695)	$(1,479)	$(1,288)
Professional sales service	2,108	1,531	3,089	3,182
Equipment	(163)	(223)	(572)	(809)
Corporate	(314)	(2,006)	(1,139)	(2,951)
Total operating income (loss)	$1,538	$(1,393)	$(101)	$(1,866)

Depreciation and amortization
IT	$127	$171	$389	$493
Professional sales service	34	25	107	72
Equipment	18	23	35	65
Corporate	-	-	-	-
Total depreciation and amortization	$179	$219	$531	$630

Capital expenditures
IT	$(344)	$330	$155	$780
Professional sales service	6	9	79	119
Equipment	113	104	405	331
Corporate	0	-	3	-
Total capital expenditures	$(225)	$443	$642	$1,230

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	September 30, 2025	December 31, 2024
Identifiable Assets
IT	$22,288	$23,798
Professional sales service	17,006	23,846
Equipment	7,031	6,639
Corporate	38,149	28,655
Total assets	$84,474	$82,938

GE Healthcare accounted for 48% and 44% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 46% and 44% of revenue for the nine months ended September 30, 2025 and 2024, respectively. GE Healthcare also accounted for $5.7 million or 62%, and $13.1 million or 77%, of accounts and other receivables at September 30, 2025 and December 31, 2024, respectively. No other customer accounted for 10% or more of revenue.

NOTE E – NET INCOME (LOSS) PER COMMON SHARE

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

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	175,862	175,471	175,767	175,319
Dilutive effect of unvested restricted shares	60	-	174	-
Diluted weighted average shares outstanding	175,922	175,471	175,941	175,319

The following table represents common stock equivalents that were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restricted common stock grants	-	411	-	641

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

The carrying amount of assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of September 30, 2025 and December 31, 2024, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of September 30, 2025 and December 31, 2024:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$33,566	$-	$-	$33,566

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,859	$-	$-	$24,859

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30, 2025	December 31, 2024
Trade receivables	$17,142	$27,707
Unbilled receivables	3,797	-
Allowance for credit losses and commission adjustments	(11,767)	(10,708)
Accounts and other receivables, net	$9,172	$16,999

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consist of the following:

	(in thousands)
	September 30, 2025	December 31, 2024
Raw materials	$484	$596
Work in process	41	12
Finished goods	368	303
	$893	$911

The Company maintained reserves for slow moving inventories of $169,000 and $170,000 at September 30, 2025 and December 31, 2024, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $14,375,000 is allocated to the IT segment. The remaining $1,205,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Beginning of period	$15,551	$15,588
Foreign currency translation adjustment	29	(37)
End of period	$15,580	$15,551

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following:

	(in thousands)
	September 30, 2025	December 31, 2024
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(5,110)	(4,987)
	721	844

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,621	3,188
Accumulated amortization	(2,478)	(2,417)
	1,143	771

	$1,864	$1,615

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $69,000 and $90,000 for the three months ended September 30, 2025 and 2024, respectively and $184,000 and $265,000 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of intangibles for the next five years is:

(in thousands)
Years ending December 31,
Remainder of 2025	108
2026	399
2027	370
2028	349
2029	322
2030	316
$1,864

NOTE J – OTHER ASSETS, NET

Other assets, net consist of the following at September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30, 2025	December 31, 2024
Deferred commission expense - noncurrent	$5,019	$4,039
Trade receivables - noncurrent	1,663	1,261
Other, net of allowance for loss on loan receivable of $412 at September 30, 2025 and December 31, 2024	60	58
	$6,742	$5,358

NOTE K – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2025	December 31, 2024
Notes payable	281	6
Less: current portion	(281)	(6)
	$-	$-

In June 2025, the Company’s Biox subsidiary drew RMB7,000,000 (approximately $977,000) under revolving credit agreements of RMB2,000,000 and RMB5,000,000 with two Chinese banks for working capital purposes. The notes bore interest at 2.6% per annum and 3.05% per annum, respectively, and were repaid in July 2025. In September 2025, the Company’s Biox subsidiary again drew RMB2,000,000 (approximately $281,000) against its RMB2,000,000 revolving credit agreement with a Chinese bank for working capital purposes. The note was repaid in October 2025.

On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement has undergone subsequent renewals through July 31, 2026. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at September 30, 2025, at which time no amounts had been drawn.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30, 2025	December 31, 2024
Accrued compensation	$1,725	$3,141
Accrued expenses - other	2,004	2,933
Order reduction liability	1,442	935
Other liabilities	1,127	1,242
	$6,298	$8,251

NOTE M – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Deferred revenue at beginning of period	$38,112	$31,700	$34,894	$32,200
Net additions:
Deferred extended service contracts	-	-	(1)	-
Deferred commission revenues	5,333	4,465	14,172	10,078
Recognized as revenue:
Deferred extended service contracts	-	-	-	(2)
Deferred commission revenues	(4,033)	(3,044)	(9,653)	(9,155)
Deferred revenue at end of period	39,412	33,121	39,412	33,121
Less: current portion	17,558	17,496	17,558	17,496
Long-term deferred revenue at end of period	$21,854	$15,625	$21,854	$15,625

NOTE N – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $109,000 and $68,000, respectively, and for the nine months ended September 30, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $220,000 and $155,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company recorded a net receivable from related parties of approximately $1,102,000 and $916,000, respectively, on its condensed consolidated balance sheet for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Results of Operations – For the Three Months Ended September 30, 2025 and 2024

Revenues

Total revenue for the three months ended September 30, 2025 and 2024 was $22,657,000 and $20,769,000, respectively, representing an increase of $1,888,000, or 9% year-over-year. On a segment basis, revenue in the IT, professional sales services and equipment segments increased by $136,000, $1,706,000 and $46,000, respectively.

Revenue in the IT segment for the three months ended September 30, 2025 was $11,218,000 compared to $11,082,000 for the three months ended September 30, 2024, an increase of $136,000, or 1%, of which $299,000 resulted from higher network services revenue, offset by $163,000 lower revenues in the healthcare IT business. Monthly recurring revenue in the IT segment accounted for $9,806,000 or 87% of the segment revenue in the third quarter of 2025, and $9,341,000 or 84% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $10,820,000 in the third quarter of 2025, an increase of $1,706,000, or 19%, as compared to $9,114,000 in the same quarter of 2024. The increase in commission revenues was due primarily to an increase in the volume of underlying equipment delivered by GEHC during the period, slightly offset by a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2025, $39,412,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $21,854,000 was long-term. As of September 30, 2024, $33,117,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,623,000 was long-term. The increase in deferred revenue is principally due to new orders exceeding deliveries during the period.

Revenue in the equipment segment increased by $46,000, or 8%, to $619,000 for the three-month period ended September 30, 2025 from $573,000 for the same period of the prior year, due primarily to higher ARCS® subscription revenues in our US operations, partially offset by lower deliveries in our China operations.

Gross Profit

Gross profit for the three months ended September 30, 2025 and 2024 was $13,896,000, or 61% of revenue, and $11,756,000, or 57% of revenue, respectively, representing an increase of $2,140,000, or 18% year-over-year. On a segment basis, gross profit in the IT, professional sales service and equipment segments increased $622,000, or 15%; $1,471,000, or 20%; and $47,000, or 13%, respectively.

Vaso Corporation and Subsidiaries

IT segment gross profit for the three months ended September 30, 2025 was $4,733,000, or 42% of the segment revenue, compared to $4,111,000, or 37% of the segment revenue for the three months ended September 30, 2024. The year-over-year increase of $622,000, or 15%, was primarily a result of a higher margin sales mix in the network services business.

Professional sales service segment gross profit was $8,747,000, or 81% of segment revenue, for the three months ended September 30, 2025 as compared to $7,276,000, or 80% of the segment revenue, for the three months ended September 30, 2024, reflecting an increase of $1,471,000, or 20%. The increase was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the third quarter of 2025, when compared to the same period last year, offset by a lower blended commission rate and higher commission expenses. Cost of commissions in the professional sales service segment of $2,073,000 and $1,838,000, for the three months ended September 30, 2025 and 2024, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Equipment segment gross profit increased to $416,000, or 67% of segment revenues, for the third quarter of 2025 compared to $369,000, or 64% of segment revenues, for the same quarter of 2024. The $47,000, or 13%, increase in gross profit was primarily the result of higher ARCS® subscription revenues in the US market and improved gross margin in our China operations.

Operating Income (Loss)

Operating income (loss) for the three months ended September 30, 2025 was $1,538,000 compared to $(1,393,000) for the same quarter in 2024, representing an increase of $2,931,000, or 210%, due primarily to $1,549,000 lower costs for investment banking activities, and to increased gross profit in all three operating segments. On a segment basis, the IT segment recorded an operating loss of $93,000 in the third quarter of 2025 as compared to an operating loss of $695,000 in the same period of 2024; the professional sales service segment recorded operating income of $2,108,000 in the third quarter of 2025 as opposed to operating income of $1,531,000 in the same period of 2024; and the equipment segment recorded an operating loss of $163,000 in the third quarter of 2025 as compared to an operating loss of $223,000 in the same period of 2024.

Operating loss in the IT segment decreased to $93,000 for the three-month period ended September 30, 2025 from an operating loss of $695,000 in the same period of 2024, due mainly to higher gross profit. Operating income in the professional sales service segment increased to $2,108,000 in the three-month period ended September 30, 2025 as compared to operating income of $1,531,000 in the same period of 2024, due to higher gross profit, partially offset by higher SG&A costs. The equipment segment reported an operating loss of $163,000 in the third quarter of 2025, compared to an operating loss of $223,000 in the third quarter 2024, a decrease of $60,000, primarily due to higher gross profit.

SG&A costs for the three months ended September 30, 2025 and 2024 were $12,212,000 and $11,409,000, respectively, representing an increase of $803,000, or 7% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $38,000 in the third quarter of 2025 from the same quarter of the prior year due primarily to higher personnel and credit loss costs, partially offset by lower credit card fees and third-party commission costs; SG&A costs in the professional sales service segment increased by $894,000 due mainly to higher personnel costs associated with provision of expanded services; and SG&A costs in the equipment segment increased by $14,000 due primarily to higher personnel costs. Corporate SG&A costs not allocated to segments decreased $143,000 due mainly to lower annual meeting costs, partially offset by higher legal fees. Investment banking expenses for the business combination with Achari Ventures Holdings I were $1,539,000 in the third quarter of 2024 and none incurred in 2025.

Research and development expenses were $146,000, or 1% of revenues, for the third quarter of 2025, a decrease of $45,000, or 24%, from $191,000, or 1% of revenues, for the third quarter of 2024. The decrease is primarily attributable to lower product development expenses in both the IT and equipment segments.

Vaso Corporation and Subsidiaries

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

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net income (loss), which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Three Months Ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Net income (loss)	$1,711	$(1,181)
Interest expense (income), net	(316)	(284)
Income tax expense	35	30
Depreciation and amortization	179	219
Share-based compensation	8	8
Adjusted EBITDA	$1,617	$(1,208)

Adjusted EBITDA increased by $2,825,000, to $1,617,000 in the quarter ended September 30, 2025 from $(1,208,000) in the quarter ended September 30, 2024. The increase was primarily attributable to the increase in net income partially offset by lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended September 30, 2025 was $208,000 as compared to $242,000 for the corresponding period of 2024. The decrease in interest and other income (expense) was due primarily to higher loss at EECP Global, partially offset by higher interest income resulting from higher money market and US Treasury bill balances.

Income Tax Expense

For the three months ended September 30, 2025, we recorded income tax expense of $35,000 as compared to $30,000 for the corresponding period of 2024. The $5,000 increase is due mainly to higher state tax expense.

Net Income (Loss)

Net income for the three months ended September 30, 2025 was $1,711,000 as compared to net loss of $1,181,000 for the three months ended September 30, 2024, representing an increase of $2,892,000. Income (loss) per share of $0.01 and $(0.01) was recorded in the three-month periods ended September 30, 2025 and 2024, respectively. The principal cause of the increase in net income is the increase in gross profit and decrease in business combination transaction costs, partially offset by the increase in SG&A costs.

Vaso Corporation and Subsidiaries

Results of Operations – For the Nine Months Ended September 30, 2025 and 2024

Revenues

Total revenue for the nine months ended September 30, 2025 and 2024 was $62,076,000 and $59,732,000, respectively, representing an increase of $2,344,000, or 4% year-over-year. On a segment basis, revenue in the IT, professional sales service and equipment segments increased $393,000, $1,919,000 and $32,000, respectively.

Revenue in the IT segment for the nine months ended September 30, 2025 was $32,218,000 compared to $31,825,000 for the nine months ended September 30, 2024, an increase of $393,000, or 1%, of which $840,000 resulted from higher network services revenue, partially offset by $447,000 lower revenue from healthcare IT services. Our monthly recurring revenue in the IT segment accounted for $29,034,000 or 90% of the segment revenue in the first nine months of 2025, and $27,445,000 or 86% of the segment revenue for the same period last year (see Note C).

Commission revenues in the professional sales service segment were $28,269,000 in the first nine months of 2025, an increase of $1,919,000, or 7%, as compared to $26,350,000 in the first nine months of 2024. The increase in commission revenues was due to both an increase in the volume of underlying equipment delivered by GEHC during the period and a higher blended commission rate applicable to such deliveries. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheet. As of September 30, 2025, $39,412,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $21,854,000 was long-term. As of September 30, 2024, $33,117,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $15,623,000 was long-term. The increase in deferred revenue is principally due to new orders exceeding deliveries during the period.

Revenue in the equipment segment increased by $32,000, or 2%, to $1,589,000 for the nine-month period ended September 30, 2025 from $1,557,000 for the same period of the prior year, due primarily to higher ARCS® subscription revenues in our US operations, partially offset by lower deliveries in our China operations.

Gross Profit

Gross profit for the nine months ended September 30, 2025 and 2024 was $37,053,000, or 60% of revenue, and $34,824,000, or 58% of revenue, respectively, representing an increase of $2,229,000, or 6% year-over-year. On a segment basis, gross profit in the IT, professional sales service, and equipment segments increased $311,000, or 2%; $1,900,000, or 9%; and $18,000, or 2%, respectively.

IT segment gross profit for the nine months ended September 30, 2025 was $13,197,000, or 41% of the segment revenue, compared to $12,886,000, or 40% of the segment revenue for the nine months ended September 30, 2024. The year-over-year increase of $311,000, or 2%, was primarily a result of higher margin product sales mix and increased revenues in the network service business, offset by lower margin product sales mix and decreased revenues in the healthcare IT business.

Professional sales service segment gross profit was $22,727,000, or 80% of segment revenue, for the nine months ended September 30, 2025 as compared to $20,827,000, or 79% of the segment revenue, for the nine months ended September 30, 2024, reflecting an increase of $1,900,000, or 9%. The increase was due to higher commission revenue as a result of higher volume of GEHC equipment delivered during the nine months ended September 30, 2025, when compared to the same period last year, and a higher blended commission rate. Cost of commissions in the professional sales service segment of $5,542,000 and $5,523,000, for the nine months ended September 30, 2025 and 2024, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the balance sheet until the related commission revenue is recognized.

Vaso Corporation and Subsidiaries

Equipment segment gross profit increased to $1,129,000, or 71% of segment revenues, for the first nine months of 2025 compared to $1,111,000, or 71% of segment revenues, for the same period in 2024. The $18,000, or 2%, increase in gross profit was primarily the result of higher ARCS® subscription revenues in the US market, partially offset by lower revenues in our China operations.

Operating Loss

Operating loss for the nine months ended September 30, 2025 and 2024 was $101,000, and $1,866,000, respectively, representing a decrease in loss of $1,765,000 as a combined result of gross profit increasing $2,229,000 and operating costs (below) increasing $464,000, year-over-year. On a segment basis, the IT segment recorded an operating loss of $1,479,000 in the first nine months of 2025 as compared to an operating loss of $1,288,000 in the same period of 2024; operating income in the professional sales service segment decreased by $93,000, from $3,182,000 in the first nine months of 2024 to $3,089,000 in the same period of 2025; and the equipment segment recorded an operating loss of $572,000 in the first nine months of 2025 as compared to an operating loss of $809,000 in the same period of 2024.

Operating loss in the IT segment increased to $1,479,000 for the nine-month period ended September 30, 2025 as compared to an operating loss of $1,288,000 in the same period of 2024, due primarily to higher SG&A costs partially offset by higher gross profit. Operating income in the professional sales service segment decreased $93,000 to $3,089,000 in the nine-month period ended September 30, 2025 as compared to operating income of $3,182,000 in the same period of 2024, due to higher SG&A costs partially offset by higher gross profit. The equipment segment reported an operating loss of $572,000 in the first nine months of 2025, compared to an operating loss of $809,000 in the first nine months of 2024, a decrease of $237,000, due mainly to lower SG&A and R&D costs.

SG&A costs for the nine months ended September 30, 2025 and 2024 were $36,663,000 and $34,316,000, respectively, representing an increase of $2,347,000, or 7% year-over-year. On a segment basis, SG&A costs in the IT segment increased by $554,000 in the first nine months of 2025 from the same period of the prior year due mainly to higher personnel and credit loss costs, partially offset by lower credit card fees and third-party commission costs; SG&A costs in the professional sales service segment increased by $1,993,000 due to higher personnel costs associated with the provision of expanded services, and to higher IT infrastructure costs; and SG&A costs in the equipment segment decreased by $174,000 due mainly to lower personnel costs in our China operations. Corporate SG&A costs not allocated to segments decreased $27,000 due mainly to lower annual meeting costs, partially offset by higher insurance costs. Expenses for investment banking activities associated with the business combination with Achari Ventures Holdings I were $1,787,000 in the nine months ended September 30, 2024 as compared to none in the same period of 2025.

Research and development (“R&D”) expenses were $491,000, or 1% of revenues, for the first nine months of 2025, a decrease of $96,000, or 16%, from $587,000, or 1% of revenues, for the first nine months of 2024. The decrease is primarily attributable to lower product development expenses in the IT and equipment segments.

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

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net income (loss), which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

Vaso Corporation and Subsidiaries

A reconciliation of net income (loss) to Adjusted EBITDA is set forth below:

	(in thousands)
	Nine Months Ended September 30,
	2025	2024

Net income (loss)	$439	$(1,199)
Interest expense (income), net	(862)	(884)
Income tax expense	115	154
Depreciation and amortization	531	630
Share-based compensation	25	26
Adjusted EBITDA	$248	$(1,273)

Adjusted EBITDA increased by $1,521,000 to $248,000 in the nine months ended September 30, 2025 from $(1,273,000) in the nine months ended September 30, 2024. The increase was primarily attributable to higher net income, partially offset by lower depreciation and amortization.

Interest and Other Income (Expense)

Interest and other income (expense) for the nine months ended September 30, 2025 was $655,000 as compared to $821,000 for the corresponding period of 2024. The decrease in interest and other income was due primarily to higher loss at EECP Global.

Income Tax Expense

For the nine months ended September 30, 2025, we recorded income tax expense of $115,000 as compared to income tax expense of $154,000 for the corresponding period of 2024. The decrease was due mainly to lower state tax expense.

Net Income (Loss)

Net income for the nine months ended September 30, 2025 was $439,000 as compared to net loss of $1,199,000 for the nine months ended September 30, 2024, representing an increase of $1,638,000, or 137%. Income (loss) per share of $0.00 and $(0.01) was recorded in the nine-month periods ended September 30, 2025 and 2024, respectively. The principal cause of the increase was higher operating income, partially offset by higher loss at EECP Global as discussed above.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At September 30, 2025, we had cash and cash equivalents of $34,859,000 and working capital of $20,308,000, compared to cash and cash equivalents of $26,271,000 and working capital of $16,465,000 at December 31, 2024.

Vaso Corporation and Subsidiaries

Cash provided by operating activities was $9,012,000, which consisted of net income after adjustments to reconcile net income to net cash of $1,479,000 and cash provided by operating assets and liabilities of $7,533,000, during the nine months ended September 30, 2025, compared to cash provided by operating activities of $3,648,000 for the same period in 2024. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $7,573,000 and an increase in deferred revenue of $4,518,000; partially offset by decreases in accrued commissions and accrued expenses of $1,373,000 and $2,154,000, respectively, and an increase in other assets of $1,428,000.

Cash used in investing activities during the nine-month period ended September 30, 2025 was $642,000 for the purchase of equipment and software.

Cash provided by financing activities during the nine-month period ended September 30, 2025 was $246,000 resulting primarily from $1,243,000 in proceeds from notes payable partially offset by the repayment of $996,000 in notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for at least the next twelve months.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 and have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information with respect to this item may be found in Note O - Commitments and Contingencies under “Litigation”, in the accompanying notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Vaso Corporation and Subsidiaries

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
3(ii)	Bylaws (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: November 14, 2025