Form 10-K
period 2025-12-31
VASO Corp
filed 2026-03-31
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates was approximately $12.8 million based on the closing sales price of the common stock as quoted on the OTCQX on June 30, 2025.

At March 27, 2026, the number of shares outstanding of the issuer’s common stock was 175,953,035.

DOCUMENTS INCORPORATED BY REFERENCE

None.

{THIS PAGE LEFT INTENTIONALLY BLANK}

VASO CORPORATION

i

PART I

ITEM 1 – BUSINESS

Forward-Looking Statements

The information contained in this report contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future revenue and expenses, anticipated growth strategies, and anticipated trends in the Company’s business or financial results. When used in this report, words such as “anticipates”, “continue”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “future”, “intends”, the negative of these terms and similar expressions identify forward-looking statements. Any forward-looking statement made by the Company in this document is based only on the Company’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the possibility of a downturn or disruptions in the U.S. economy; the impact of US tariff policies; the effect of the dramatic changes taking place in IT and healthcare, including the use of artificial intelligence; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services, with healthcare IT services divested in November 2025;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. (“VasoSolutions”) for domestic business and Vasomedical Global Corp. (“Vasomedical Global”) for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

The Company’s website is www.vasocorporation.com.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology consisted until November 2025 of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). On November 19, 2025, the Company sold all of the stock of VasoHealthcare IT to Nano-X Imaging Ltd (Nasdaq: NNOX). VasoTechnology’s current offerings include:

●	Managed network infrastructure (routers, switches and other core equipment).

●	Managed network transport (FCC licensed carrier reselling 175+ facility partners).

●	Managed network security services.

VasoTechnology uses a combination of proprietary technology, methodology and what management views as best-in-class third-party applications to deliver its value proposition.

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

VasoHealthcare has built a team of over 90 experienced sales professionals and a management team who utilize proprietary sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical (Equipment Segment)

The proprietary medical equipment business under VasoMedical dates back to 1995 when the Company began the proprietary Enhanced External Counterpulsation (EECP®) technology in the United States, and has since diversified to include other medical hardware and software. Vasomedical Global was formed in 2011 to combine and coordinate the various international operations of the medical equipment business, including design, development, manufacturing, and sales of medical devices and software, while domestic activities are conducted under Vasomedical Solutions. VasoMedical’s proprietary devices and software primarily consist of cardiovascular diagnostic and therapeutic applications, including:

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

This segment uses its substantial in-house knowledge and intellectual property for cardiovascular devices and software coupled with its engineering resources to cost-effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

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

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment, and expanded in 2023 to include ultrasound systems, to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement with GEHC (“GEHC Agreement”) was for three years ending June 30, 2013; it has been extended several times with the current extension through December 31, 2030, subject to earlier termination under certain conditions.

In June 2014, the Company began its IT segment business by entering into a Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of then GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments served by VasoHealthcare. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC-IT”), was formed to conduct the Company’s healthcare IT business. In 2021, the VAR Agreement was terminated and the Company partnered with other vendors providing similar products. In November 2025, VHC-IT was sold to Nano-X Imaging Ltd.

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

In April 2014, the Company entered into a cooperation agreement with Chongqing PSK-Health Sci-Tech Development Co., Ltd. (“PSK”) of Chongqing, China, the leading manufacturer of external counterpulsation, or ECP, therapy systems in China, to form a joint venture company, VSK Medical Limited (“VSK”), a Cayman Islands company, for the global marketing, sale and advancement of ECP therapy technology. The Company owned 49.9% of VSK, which commenced operations in January 2015. In March 2018, the Company terminated the cooperation agreement with PSK and sold its shares in VSK to PSK. On May 20, 2020, the Company closed on the sale of 51% of the capital stock of its wholly-owned subsidiary EECP Global Corporation (“EECP Global”) to PSK. EECP Global was formed in September 2019 to hold all the assets and liabilities of its EECP business. Concurrently with the closing of the transaction, the Company signed Management Service Agreement with EECP Global to provide management service for the business and operation of EECP Global in the United States. The agreement provides an initial term of three years starting April 1, 2020, the effective date of the sale, which is automatically renewable for additional one-year terms. The agreement’s current term ends April 1, 2026 and will be automatically renewed for another year. Pursuant to the agreement, EECP Global reimburses the Company all direct expenses and pays a monthly management fee during the term of the agreement.

Termination of Achari Business Combination Agreement

As previously disclosed, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of December 6, 2023, with Achari Ventures Holdings Corp. I, a Delaware corporation (“Achari”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Achari (“Merger Sub”). The Business Combination Agreement provided, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Achari. On September 17, 2024, Vaso provided to Achari a notice of termination of the Business Combination Agreement. Business combination transaction costs presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) include investment banking and other advisory and legal costs incurred in connection with the Business Combination Agreement.

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

In the professional sales services segment, we sell GEHC diagnostic imaging products and ultrasound systems to our assigned accounts in the 48 contiguous states of the United States, Alaska and the District of Columbia through a nationwide team of approximately 80 sales employees led by several regional managers and an executive team who report to the President of VasoHealthcare. The operation is also supported by in-house administrative, analytic, technical and other support staff, as well as applicable GEHC employees.

The equipment segment is under the direct supervision of the CEO of the Company. Regulatory, technical, sales and marketing efforts in the domestic market are led by a Vice President Operations at VasoMedical, and the managers of our China subsidiaries, based in Wuxi, China, are in charge of the development and production of all our proprietary products and marketing and sales in China and the international markets. We sell our Biox® series and other products in China through a group of sales managers as well as through distributors covering various regions of China and other international geographies. The marketing and sales efforts of ARCS® software in the Unites States are under the management of a national director of sales and marketing of VasoMedical.

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

In the IT segment, our primary competition in the managed network services business includes, but is not limited to, organizations who have a presence in most of the major markets for the following products and services: network services, managed services, and security services. Several of those competitors, many of which are our vendors, are: Verizon, AT&T, CenturyLink, IBM and Cisco Resellers, small regional IT integrators and large company internal IT departments.

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

Through our China-based subsidiaries, we own forty-eight invention and utility patents in China that expire at various times through 2046, as well as twenty-seven software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting.  We also maintain five registered trademarks in China for our products.

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

Employees

As of December 31, 2025, we employed 282 full-time persons, of which 15 are employed through our headquarters and VasoMedical facility in Plainview, New York; 109 through VasoHealthcare; 102 through our NetWolves operations; and 56 in our China operations. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Additional Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934 and are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934.

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

Risks Related to Our Business

We are substantially reliant on our relationship with GEHC. We currently derive a significant amount of our revenue and operating income from the GEHC Agreement.

Since 2010, we have been parties to a sales representation agreement with GEHC pursuant to which we act as GEHC’s exclusive sales representative for certain GEHC diagnostic imaging products to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The GEHC Agreement has been in effect since May 19, 2010 and the current term of that agreement will expire December 31, 2030, subject to GEHC’s right to terminate earlier without cause under certain conditions.

Approximately 50% of our revenue and all of our operating income is generated from sales of GEHC products under this agreement. Moreover, our performance and growth in the professional sales service segment depends partially on the territories, customer accounts and product modalities assigned to us by GEHC, as well as factors beyond our control such as product pricing, availability and delivery schedule, and thus relies on our ability to demonstrate our added value as a channel partner, and on maintaining a positive relationship with GEHC. There is no assurance that the agreement will not be terminated prior to its expiration pursuant to its termination provisions or that it will be extended beyond the current expiration date. Should GEHC terminate or fail to extend the agreement, it would have a material adverse effect on our financial condition and results of operations.

Maintaining profitable operations is dependent on several factors.

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

Our growth depends in part on the growth of the IT and healthcare markets that we serve. In our professional sales services segment, our quarterly sales and profits depend significantly on the volume and timing of delivery of the underlying equipment of the orders we booked, and the delivery of such products is difficult to forecast since it is largely dependent on GEHC. Product demand is dependent upon the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product cycles and economic downturns that can affect the spending decisions of these entities. These factors could adversely affect our growth, financial position, and results of operations.

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

We currently maintain product liability insurance. Our product liability insurance may not be adequate and is subject to exclusions from coverage. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

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

The President of VasoTechnology is responsible for informing the Audit Committee and the Board of Directors, the CEO and other members of the senior management team on cybersecurity risks on a regular basis, including evolving cybersecurity threats, cybersecurity incidents, cybersecurity technologies and solutions deployed, major cybersecurity risk areas, and policies and procedures to address those risks and cybersecurity incidents, as well as assessments of our cybersecurity program. The President of VasoTechnology also informs the CEO and other members of our senior management team on a more informal basis of all aspects related to cybersecurity risks and incidents. This practice is intended to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Any significant cybersecurity matters and strategic risk management decisions related thereto are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity issues.

Although the Company did not experience any cybersecurity incidents that were material during fiscal year 2025, cybersecurity risk cannot be eliminated, and future incidents may occur.

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

ITEM 2 – PROPERTIES

The Company houses its headquarters and domestic medical device operations at an 8,700 square foot facility located at 137 Commercial Street, Plainview, New York 11803, under a lease with a term that expires on September 30, 2028 and with a base annual rental of approximately $85,000. The Company’s NetWolves unit leases a 16,200 square foot facility in Tampa, Florida, under a lease expiring in June 2027 with an annual rental of approximately $240,000. We believe that our current facilities are adequate for foreseeable current and future needs.

We lease our office, engineering and production facilities in China. Specifically, we lease approximately 14,700 square feet of space in Wuxi, China under leases expiring in August 2026, September 2026, and December 2026 at an aggregate annual cost of approximately $75,000. Such leases are renewable upon expiration. We also lease office space of approximately 1,700 square feet to host our software R&D team in Tianjin, China under a lease expiring in February 2028 at an annual cost of approximately $23,000.

ITEM 3 – LEGAL PROCEEDINGS

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee-related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Market (OTCQX) under the symbol VASO. The number of record holders of common stock as of March 27, 2026, was approximately 736. The table below sets forth the range of high and low trade prices of the common stock for the fiscal periods specified.

	Year ended December 31, 2025		Year ended December 31, 2024
	High	Low	High	Low
First quarter	$0.15	$0.11	$0.33	$0.27
Second quarter	$0.15	$0.12	$0.31	$0.21
Third quarter	$0.13	$0.11	$0.30	$0.18
Fourth quarter	$0.18	$0.11	$0.19	$0.12

The last bid price of the Company’s common stock on March 27, 2025 was $0.17 per share. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

We have never paid any cash dividends on our common stock and currently do not intend to pay cash dividends in the foreseeable future.

ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements. See “Forward Looking Statements” and “Risk Factors” in Item 1 (Business) to review certain conditions that could cause results to differ materially from those contemplated by the forward-looking statements.

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

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services (with healthcare IT services divested in November 2025);

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare (GEHC) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services LLC (collectively, “NetWolves”). VasoTechnology consisted during 2025 of a managed network and security service division (NetWolves) and a healthcare IT application VAR (value added reseller) division (VasoHealthcare IT). On November 19, 2025, the Company sold all of the stock of VasoHealthcare IT to Nano-X Imaging Ltd. VasoTechnology’s current offering includes:

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

VasoHealthcare has built a team of over 90 experienced sales professionals and a management team who utilize highly focused sales management and analytic tools to manage the complete sales process and to increase market penetration.

VasoMedical (Equipment Segment)

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

Strategic Plan and Objectives

Our short- and long-term plans for the growth of the Company and to increase stockholder value are as follows:

●	Continue to effectively control operating costs in the current inflationary environment.

●	Continue to expand our product and service offerings

●	Maintain and improve business performance in our professional sales service segment by increasing market penetration of the GEHC product portfolio we represent, and seek opportunities in medical device sales to represent other vendors.

●	Maintain and grow our equipment business by increasing efficiency and continue to transform the operation and explore new revenue models.

●	Continue to seek accretive partnership opportunities.

●	Continue to evaluate and optimize our business portfolio.

●	Explore options in capital markets for liquidity of our stock.

Results of Operations – For the Years Ended December 31, 2025 and 2024

Total revenues increased by $2,329,000, or 2.7%, to $89,096,000 in the year ended December 31, 2025, from $86,767,000 in the year ended December 31, 2024. We reported net income of $1,569,000 and $951,000 for the years ended December 31, 2025 and 2024, respectively, an increase of $618,000, or 65.0%. The increase in net income was primarily due to higher income tax benefit and the gain on sale of VHC-IT in 2025. Our net income was $0.01 per basic and diluted common share for both of the years ended December 31, 2025 and 2024.

Revenues

Revenue in the IT segment was $42,465,000 for the year ended December 31, 2025 as compared to $42,954,000 for the prior year, a decrease of $489,000, or 1.1%, of which $1,421,000 was attributable to a decrease in healthcare IT revenues mainly due to the sale of the VHC-IT business unit in November 2025, partially offset by an increase of $932,000 in managed network services revenue of NetWolves.

Commission revenues in the professional sales service segment increased by $2,856,000, or 6.9%, to $44,191,000 in the year ended December 31, 2025, as compared to $41,335,000 in the year ended December 31, 2024. The increase was primarily due to a higher blended commission rate for GEHC equipment delivered in 2025 as well as a higher volume of GEHC equipment delivered in 2025. As discussed in Note B to the financial statements, the Company defers recognition of commission revenue until the underlying equipment is delivered. As of December 31, 2025, the Company recorded on its consolidated balance sheet deferred commission revenue of $38,595,000 for this segment (of which $19,577,000 was long-term), an increase of $3,612,000, or 10.3%, compared to $34,983,000 of deferred commission revenue at December 31, 2024 (of which $17,821,000 was long-term). The increase in deferred revenue was due principally to booked orders exceeding equipment deliveries in 2025.

Revenue in our equipment segment decreased $38,000, or 1.5%, to $2,440,000 for the year ended December 31, 2025 from $2,478,000 for the year ended December 31, 2024, as a result of a $274,000, or 13.3%, decrease in our China operations due to lower deliveries, partially offset by a $236,000, or 35.9%, increase in our US operations due to higher ARCS®-cloud software-as-a-service revenues.

Gross Profit

The Company recorded gross profit of $54,672,000, or 61.4% of revenue, for the year ended December 31, 2025, compared to $52,050,000, or 60.0% of revenue, for the year ended December 31, 2024. The increase of $2,622,000, or 5.0%, was due to a $2,950,000 increase in the professional sales service segment due to higher revenue; a $172,000 decrease in the IT segment due primarily to lower revenue; and a $156,000 decrease in the equipment segment, mainly as a result of lower gross margin.

IT segment gross profit decreased by $172,000 to $17,433,000, or 41.1% of segment revenues, for the year ended December 31, 2025, as compared to $17,605,000, or 41.0% of segment revenues in the prior year. This decrease was due to $935,000 lower gross profit from the healthcare IT business resulting from lower revenue and lower gross margin, partially offset by $763,000 higher gross profit from the managed network service business resulting from both higher revenue and higher gross margin.

Professional sales service segment gross profit was $35,624,000, or 80.6% of the segment revenues, for the year ended December 31, 2025, an increase of $2,950,000, or 9.0%, from segment gross profit of $32,674,000, or 79.0% of the segment revenue, for the year ended December 31, 2024. The increase in gross profit was due primarily to the increase in the segment revenue as a result of both a higher blended commission rate and higher equipment delivery volume in 2025. Cost of commissions decreased by $94,000, or 1.1%, to $8,567,000 for the year ended December 31, 2025, as compared to cost of commissions of $8,661,000 in 2024. The decrease was due primarily to a change in revenue mix of various commission tiers. Cost of commissions reflects commission expense associated with recognized commission revenues. Commission expense associated with deferred revenue is recorded as deferred commission expense until the related commission revenue is earned.

Equipment segment gross profit decreased by $156,000, or 8.8%, to $1,615,000, or 66.2% of equipment segment revenues, for the year ended December 31, 2025, compared to $1,771,000, or 71.5% of equipment segment revenues, for the year ended December 31, 2024, due primarily to lower gross profit margin in our US operations, resulting from higher software upgrade costs.

Operating (Loss) Income

Operating loss was $2,891,000 for the year ended December 31, 2025 compared to operating income of $285,000 for the year ended December 31, 2024, a decrease of $3,176,000. The decrease was primarily attributable to a $4,799,000 increase in operating loss in the IT segment year over year, partially offset by a $1,894,000 decrease in corporate expenses associated with non-recurring costs of the proposed Achari business combination in 2024.

IT segment loss increased from $1,760,000 for the year ended December 31, 2024 to $6,559,000 for the year ended December 31, 2025, an increase of $4,799,000, or 272.7%, due primarily to a $4,639,000 charge for impairment of goodwill and lower gross profit. Operating income in the professional sales service segment decreased by $224,000, or 3.3%, from $6,828,000 for the year ended December 31, 2024 to $6,604,000 for the year ended December 31, 2025, due mainly to higher selling, general, and administrative (“SG&A”) costs in the diagnostic imaging business, partially offset by higher gross profit. Operating loss in the equipment segment increased by $47,000, or 3.7%, from a loss of $1,284,000 in the prior year to a loss of $1,331,000 for the year ended December 31, 2025, resulting mainly from lower gross profit.

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $52,196,000, or 58.6% of revenues, and $48,984,000, or 56.5% of revenues, respectively, reflecting an increase of $3,212,000 or 6.6%. The increase in SG&A expenditures in the year ended December 31, 2025 resulted primarily from a $3,175,000 increase in the professional sales service segment attributable mainly to higher sales personnel-related and IT costs. SG&A also increased by $57,000 and $36,000 in the IT and corporate segments, respectively, and decreased by $47,000 in the equipment segment.

Research and development (R&D) expenses of $728,000, or 1% of revenues, for the year ended December 31, 2025 decreased by $123,000, or 15%, from $851,000, or 1% of revenues, for the year ended December 31, 2024. The decrease was primarily attributable to lower software development costs in our China operations in 2025.

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

Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for net income, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of net income to Adjusted EBITDA is set forth below:

	(in thousands)
	Year Ended December 31,
	2025	2024

Net income	$1,569	$951
Interest expense (income), net	(1,133)	(1,154)
Income tax (benefit) expense	(2,875)	326
Depreciation and amortization	858	824
Share-based compensation	33	54
Adjusted EBITDA	$(1,548)	$1,001

Adjusted EBITDA decreased by $2,549,000, to $(1,548,000) in the year ended December 31, 2025, from $1,001,000 in the year ended December 31, 2024. The decrease was primarily attributable to higher income tax benefit, partially offset by higher net income when compared to the prior year. Net income increased primarily due to higher income tax benefit and the gain on sale of VHC-IT in 2025.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2025 and 2024, was $1,585,000 and $992,000, respectively, an increase of $593,000. The increase was due primarily to the $827,000 gain on sale of VHC-IT, partially offset by $161,000 higher loss on investment in EECP Global in 2025.

Income Tax Expense

During the year ended December 31, 2025, we recorded income tax benefit of $2,875,000, as compared to income tax expense of $326,000 in the year ended December 31, 2024. The Company utilized $4,609,000 and $5,878,000 in net operating loss carryforwards for the years ended December 31, 2025 and 2024, respectively. The increase in income tax benefit in 2025 arose primarily from the release of the remaining deferred tax asset valuation allowance. The Company had net operating loss carryforwards of approximately $14,500,000 at December 31, 2025.

Liquidity and Capital Resources

Cash and Cash Flow – For the year ended December 31, 2025

We have financed our operations and investment activities from working capital. At December 31, 2025, we had cash and cash equivalents of $35,050,000 and working capital of $21,714,000. At March 27, 2026 the Company’s cash and cash equivalents were approximately $29.5 million.

Cash provided by operating activities was $9,273,000 during the year ended December 31, 2025, which consisted of net income after non-cash adjustments of $4,443,000 and changes in operating assets and liabilities of $4,830,000. The changes in the account balances primarily reflect increases in deferred revenue of $3,700,000 and increases in accrued commissions and accrued liabilities totaling $1,456,000; partially offsetting these changes were increases in other assets of $777,000 and prepaid expense and other current assets of $380,000, and decreases in accrued commissions of $541,000.

Cash used in investing activities during the year ended December 31, 2025 was $725,000, consisting of $925,000 in purchases of equipment and software, offset by $200,000 in proceeds from sale of VHC-IT.

Cash provided by financing activities during the year ended December 31, 2025 was $248,000, consisting of $249,000 in net proceeds from notes payable, offset by $1,000 in shares withheld for payment of payroll taxes.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations at least for the next twelve months. On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement expired August 31, 2023 and has undergone subsequent renewals through July 31, 2026. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2025, at which time no amounts had been drawn.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPES), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2025, we are not involved in any unconsolidated SPES or other off-balance sheet arrangements.

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

Allowance for Commission Adjustments

In our professional sale service segment, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts are classified in our consolidated balance sheets in accounts receivable and deferred revenue, net of estimated commission adjustments. Similarly, commissions payable to our sales force related to such billings are recorded as deferred commission expense, net of the impact of the estimated commission adjustments, when the associated deferred revenue is recorded. The commission adjustments are based on estimates of future order cancellations, which is calculated based on historical cancellation rates over multiple prior years and applicable credit policies. Such cancellation rates are subject to the uncertainty that future activity cancels at higher or lower rates than the past orders on which the rate was calculated, or that credit policies may change. The Company, based on its current year analysis, did not deem a change in rate necessary as of December 31, 2025. Application of the rates only affects the aforementioned balance sheet accounts, there is no impact to the statement of operations.

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

The primary underlying uncertainty in evaluating the realizability of our deferred tax assets, which are primarily net operating losses, is the need to accurately project taxable income. The Company generated net operating losses in the years ended December 31, 2017, 2018 and 2019. From 2020 to 2022, this trend reversed and the Company generated increasingly higher taxable income, primarily as a result of the professional sales services segment’s growth in orders, revenue, and operating results. As a result of this trend, and the extension, through December 31, 2026, of the GEHC Agreement which underlies the performance of the professional sales segment, the Company reviewed positive and negative evidence, including improved historical operating results and the likelihood of such results continuing, and also reviewed its expected taxable income for future periods based on the positive trend in operating results and the extension of the GEHC Agreement to the end of 2026, and concluded that it is more likely than not that approximately $5.4 million of tax benefits related to net operating loss carryforwards will be utilized in the future tax years of 2023 to 2026 and, therefore, reduced its valuation allowance during the year ended December 31, 2022 in accordance with ASC 740. In December 2025, the Company extended the GEHC Agreement an additional four years through December 31, 2030 and concluded that is more likely than not that the remaining tax benefits related to net operating loss carryforwards will be utilized in the future tax years of 2027 to 2030, and, therefore, that the remaining approximately $3,000,000 in valuation allowance could be released.

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

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2025, we determined that there was no impairment of goodwill in the FGE reporting unit, and that its estimated fair value was in excess of its carrying amount. The carrying amount of the Netwolves reporting unit was determined to exceed its fair value, and an impairment charge of $4,639,000 was recorded for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Income.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 and have concluded that the Company’s disclosure controls and procedures were effective.

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

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting were effective as of December 31, 2025.

This report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

As of March 27, 2026, the members of our Board of Directors are:

Name of Director	Age	Principal Occupation	Director Since
Joshua Markowitz (2)	70	Chairman of the Board and Director	June, 2015
Edgar Rios (1)	73	Vice Chairman of the Board and Director	February, 2011
Jun Ma	62	President, Chief Executive Officer and Director	June, 2007
Jane Moen	46	President, Vasohealthcare and Director	March, 2020
Leon Dembo	71	Director	April, 2023
David Lieberman	81	Director	February, 2011
Behnam Movaseghi (1) (2)	72	Director	July, 2007

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

Jane Moen has been a director since March 2020 and an executive officer of the Company since November 2022. Ms. Moen has been President of the Company’s wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare since June 2018 having started as an Account Manager at the inception of VasoHealthcare in April 2010 and being promoted to Regional Manager in January 2012, Director of Product Business Lines in July 2012 and Vice President of Sales in April 2016. Jane Moen has been in the medical sales industry for over 17 years, having had prior experience with Ledford Medical Sales, Vital Signs, Inc., Pfizer Inc. and Ecolab, Inc.

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

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) and NASDAQ rules. During the year ended December 31, 2025, the Audit Committee consisted of Edgar Rios, committee chair, and Behnam Movaseghi. The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company’s Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. The Board believes that Behnam Movaseghi meets the qualifications to be deemed to be the “financial expert” on this committee.

The Audit Committee regularly meets with our independent registered public accounting firm without the presence of management.

The Audit Committee operates under a charter approved by the Board of Directors. The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the compensation that will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the year ended December 31, 2025, the Compensation Committee consisted of Joshua Markowitz, committee chair, and Behnam Movaseghi. Neither of these persons has been officers or employees of the Company at the time of his position on the committee, or, except as otherwise disclosed, had any relationship requiring disclosure herein.

The Compensation Committee operates under a charter approved by the Board of Directors. The Compensation Committee charter is available on our website.

Strategic Planning Committee

The Strategic Planning Committee evaluates opportunities for investment for alignment with the Company’s outlook for long-term growth. During the year ended December 31, 2025, the Strategic Planning Committee consisted of Edgar Rios, committee chair, Leon Dembo, Jun Ma and Jane Moen.

Nominating Committee

The Company does not have a standing nominating committee. All members of the Board of Directors participate in the consideration of director nominees. The Board has determined that it is appropriate for the full Board to perform the functions ordinarily assigned to a nominating committee because of the Company’s size, the limited number of directors, and the Board’s familiarity with the skills, experience, and qualifications required of directors.

In identifying and evaluating candidates for nomination to the Board, the Board considers a variety of factors it deems relevant, including a candidate’s experience, background, skills, knowledge, integrity, judgment, and ability to work effectively with other directors and management, as well as the needs of the Board as a whole. The Board does not apply any specific formula or weighting to these factors and does not have formal minimum qualifications for director nominees.

The Board will consider candidates for director recommended by stockholders in the same manner as candidates identified by other means. Stockholders wishing to recommend individuals for consideration as director nominees may do so by submitting the candidate’s name and relevant background information to the Company’s Secretary at the Company’s principal executive offices in accordance with the Company’s bylaws. There are no differences in the manner in which the Board evaluates nominees recommended by stockholders versus nominees identified by the Board.

The following members of the Board are not independent under the standards applicable to service on the nominating committee: Jun Ma, Jane Moen and David Lieberman.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the year ended December 31, 2025 there were:

7 meetings of the Board of Directors

4 meetings of the Audit Committee

1 meeting of the Compensation Committee

6 meetings of the Strategic Planning Committee

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2025 all Reporting Persons timely complied with all applicable filing requirements.

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

Executive Officers of the Registrant

As of March 27, 2026 our executive officers are:

Name of Officer	Age	Position held with the Company
Jun Ma, PhD	62	President, Chief Executive Officer
Jane Moen	46	President of VasoHealthcare, Chief Operating Officer
Peter C. Castle	57	President of VasoTechnology
Jonathan P. Newton	65	Chief Financial Officer, Treasurer and Secretary

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

Jonathan P. Newton is the Chief Financial Officer, Treasurer and Secretary of the Company. He previously served as Chief Financial Officer of the Company from September 1, 2010 to September 8, 2011, Vice President of Finance and Treasurer until December 10, 2019, and Co-Chief Financial Officer and Treasurer from December 10, 2019 until January 2025.  From June 2006 to August 2010, Mr. Newton was Director of Budgets and Financial Analysis for Curtiss-Wright Flow Control.   Prior to his position at Curtiss-Wright Flow Control, Mr. Newton was Vasomedical’s Director of Budgets and Analysis from August 2001 to June 2006. Prior positions included Controller of North American Telecommunications Corp., Accounting Manager for Luitpold Pharmaceuticals, positions of increasing responsibility within the internal audit function of the Northrop Grumman Corporation and approximately three and one half years as an accountant for Deloitte Haskins & Sells, during which time Mr. Newton became a Certified Public Accountant.  Mr. Newton holds a B.S. in Accounting from SUNY at Albany, and a B.S. in Mechanical Engineering from Hofstra University.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of our Chief Executive Officer and our two other most highly compensated officers who were serving as executive officers at the end of the last completed fiscal year for services rendered for the years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)(3)	Total ($)
Jun Ma, PhD	2025	500,000	250,000					57,485	807,485
Chief Executive Officer	2024	500,000	200,000					56,635	756,635
Jane Moen	2025	350,000	350,000					8,712	708,712
President of Vasohealthcare, Chief Operating Officer	2024	350,000	300,000					61,379	711,379
Jonathan P. Newton	2025	231,250	175,000					12,200	418,450
Chief Financial Officer, Treasurer and Secretary	2024	220,000	125,000					32,136	377,136

(1)	Jun Ma received $48,000 in lodging and car allowance, $6,950 in 401(k) matching contributions, and $2,535 in Company-paid life insurance in 2025; and $48,000 in lodging and car allowance, $6,100 in 401(k) matching contributions, and $2,535 in Company-paid life insurance in 2024.
(2)	Jane Moen received $4,012 in Company-provided vehicle benefit, and $4,700 in 401(k) matching contributions in 2025; and $50,726 in tax gross-up on vested stock, $6,053 in Company-provided vehicle benefit, and $4,600 in 401(k) matching contributions in 2024.
(3)	Jonathan Newton received $6,000 in car allowance and $6,200 in 401(k) matching contributions in 2025; and $6,000 in car allowance, $20,036 in tax gross-up on vested stock, and $6,100 in 401(k) matching contributions in 2024.

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

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1)(2)(4)	Value of Initial Fixed $100 Investment Based on TSR (5)	Net Income
2025	$807,485	$807,485	$563,581	$563,581	$100	1,569,000
2024	$756,635	$756,635	$544,258	$534,758	$71	$951,000
2023	$921,610	$971,610	$549,109	$584,109	$182	$4,805,000

(1)	The PEO for all years was Jun Ma. The non-PEO NEOs for all years were Jane Moen and Jonathan Newton.

(2)	The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnotes 3 and 4 below. Equity values are calculated in accordance with FASB ASC Topic 718.

(3)	To calculate the amounts of Compensation Actually Paid to the PEO in each of 2025, 2024 and 2023, the following adjustments were made to the PEO’s Summary Compensation Table Total for each respective year:

a.	Year 2025:

i.	None

b.	Year 2024:

i.	None

c.	Year 2023:

i.	We added $50,000, reflecting, as of the applicable vesting date, the change in the fair value during 2023 of equity-based awards granted to the PEO before 2023 that vested during 2023.

(4)	To calculate the amounts of Compensation Actually Paid, on average, to our non-PEO NEOs in each of 2025, 2024 and 2023, the following adjustments were made to the Average Summary Compensation Table Total for Non-PEO NEOs for each respective year:

a.	Year 2025:

i.	None

b.	Year 2024:

i.	We deducted $9,500, reflecting, as of the applicable vesting date, the change in the fair value during 2024 of equity-based awards granted to the non-PEO NEOs before 2024 that vested during 2024.

c.	Year 2023:

i.	We added $21,000, reflecting the change in the fair value during 2023 of equity-based awards granted to the non-PEO NEOs before 2023 that were outstanding and unvested as of the end of 2023; and

ii.	we added $14,000, reflecting, as of the applicable vesting date, the change in the fair value during 2023 of equity-based awards granted to the non-PEO NEOs before 2023 that vested during 2023.

(5)	The values disclosed in this TSR column represent the measurement period value of an investment of $100 in our common stock as of December 31, 2022, and then valued again on each of December 31, 2023, December 31, 2024 and December 31, 2025. Historical stock performance is not necessarily indicative of future stock performance.

Outstanding Equity Awards at Last Fiscal Year End

The Company did not have any equity awards outstanding to its named executive officers at December 31, 2025. When equity awards, including stock options, are granted, they are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates.

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for continuing five-year term extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma is eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma is also eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses and for severance payments in the event of the termination of his employment in the following circumstances: (i) if his employment is terminated by the Company without “Cause” or by Dr. Ma for “Good Reason”, he is entitled to receive continued salary for 24 months and a bonus payment in the amount he would have otherwise received had employment not terminated; provided that if the remaining term of the agreement is less than 24 months, the duration of the continued salary shall instead be the greater of 12 months or the remaining term of the agreement. In addition, any unvested options or shares will immediately vest; (ii) If his employment is terminated due to death or disability, his beneficiary will receive 12 months of his salary; and (iii) if a “Change in Control” occurs, and his employment is terminated within 2 years thereafter by the Company without cause or by Dr. Ma for good reason, he is entitled to receive a lump sum payment equal to 2.5 times the sum of (a) his salary plus (b) the average of the annual bonuses paid to Dr. Ma in the three-year period immediately prior to termination.

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

401(k) Plan

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment under the Vaso Corporation Plan. Participants may make voluntary contributions to the plan up to 80% of their compensation under the Vaso Corporation Plan. In the years ended December 31, 2025 and 2024 the Company made discretionary contributions of approximately $379,000 and $345,000, respectively, to match a percentage of employee contributions.

Director’s Compensation

Each of the non-employee directors receives an annual fee of $50,000 as well as a fee of $2,500 for each Board of Directors and Committee meeting attended, except for the Chairman who receives a flat fee of $180,000 per annum. Committee chairs receive an additional annual fee of $5,000. Strategic Planning Committee fees vary depending on time incurred.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Leon Dembo	67,500	-	-	-	-	-	67,500
David Lieberman	67,500	-	-	-	-	31,306	98,806
Joshua Markowitz	180,000	-	-	-	-	-	180,000
Behnam Movaseghi	80,000	-	-	-	-	-	80,000
Edgar Rios	87,500	-	-	-	-	-	87,500

(1)	Represents health benefit premiums for Mr. Lieberman.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of March 27, 2026 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vaso Corporation, 137 Commercial Street, Plainview, New York 11803.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Common Stock (2)
Joshua Markowitz ** (3)	56,088,318	31.88%
Jun Ma, PhD **	10,498,146	5.97%
Peter Castle **	3,125,000	1.78%
Edgar Rios **	1,625,000	*
Jane Moen **	1,605,087	*
David Lieberman **	1,599,200	*
Jonathan Newton **	1,275,000	*
Behnam Movaseghi **	1,189,404	*
Leon Dembo **	150,000	*

** Directors and executive officers as a group (9 persons)	77,155,155	43.85%

*	Less than 1% of the Company’s common stock

(1)	No officer or director owns more than one percent of the issued and outstanding common stock of the Company unless otherwise indicated.
(2)	Applicable percentages are based on 175,953,035 shares of common stock outstanding as of March 27, 2026, adjusted as required by rules promulgated by the SEC.
(3)	Joshua Markowitz is the record holder of 350,000 shares of our common stock. Additionally, 55,738,318 shares are held in trust funds of which Mr. Markowitz is the sole trustee.

Equity Compensation Plan Information

The Company previously issued equity compensation under the Vasomedical, Inc. 2013 Stock Plan (the “2013 Plan”). The 2013 Plan has expired, and no additional shares may be issued under this plan. The Company currently maintains the Vasomedical 2016 Stock Plan (the “2016 Plan”), which will expire in 2026, and the Vaso Corporation 2019 Stock Plan (the “2019 Plan”). The Company may issue stock grants under the 2016 Plan and the 2019 Plan at the discretion of our Board of Directors or its Compensation Committee. The value of stock issued under these plans is not less than the fair market value on the date of the grant. The participants in these plans are officers, directors, employees, and consultants of the Company and its subsidiaries and affiliates.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation plans approved by security holders	-	$0.00	-

Equity Compensation plans not approved by security holders (1)	535,000	$0.00	8,881,361

Total	535,000		8,881,361

(1)	Includes 535,000 shares of restricted common stock granted, but unvested, under the 2016 Plan. 531,361 shares and 8,350,000 shares remain available for future grants under the 2016 Plan and 2019 Plan, respectively.

See Note O to the Consolidated Financial Statements for description of the material features of our current stock plans not approved by stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We have adopted the NASDAQ Stock Market’s standards for determining the independence of directors.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NASDAQ Stock Market, and has affirmatively determined that a majority of our directors are independent under the independence standards generally applicable to directors, which includes Mr. Rios, Mr. Markowitz, Mr. Dembo and Mr. Movaseghi. In addition, each member of the Audit Committee and Compensation Committee have also been determined to be independent under the independence standards applicable to service on those committees. The Company does not have a standing nominating committee. The entire Board of Directors serves as the Company’s nominating committee. The following members of the Board are not independent under the standards applicable to service on the nominating committee: Jun Ma, Jane Moen and David Lieberman.

We expect each director to attend every meeting of the Board and the committees on which he serves as well as the annual meeting. In the year ended December 31, 2025, all directors attended at least 75% of the meetings of the Board and the committees on which they served.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

UHY LLP, as our independent registered public accounting firm, performed the audits of our consolidated financial statements for the years ended December 31, 2025 and 2024. The following table sets forth all fees for such periods:

	2025	2024
Audit fees (1)	$292,775	$377,095
Audit-related fees	-	-
Tax fees	-	-
All other fees (2)	58,950	-

Total	$351,725	$377,095

(1)	Includes $114,000 in 2024 for review of SEC filings associated with the Achari business combination.
(2)	Fee for financial due diligence service.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(2)	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

3.1A	Restated Certificate of Incorporation (2)
3.1B	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (3)
3.1C	Certificate of Amendment to Certificate of Incorporation (7)
3.2	Amended and Restated By-Laws (10)
4	Specimen Certificate for Common Stock (1)
10.1	Redacted Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of May 19, 2010 (4).
10.2	Employment Agreement entered into as of March 21, 2011 between Vasomedical, Inc. and Jun Ma, as amended. (6)
10.3	Amendment to Sales Representative Agreement between GE Healthcare Division of General Electric Company and Vaso Diagnostics, Inc. d/b/a VasoHealthcare, a subsidiary of Vasomedical, Inc. dated as of June 20, 2012 (5)
10.4	2016 Stock Plan (8)
10.5	2019 Stock Plan (9)
10.6	Redacted Employment Agreement entered into as of October 1, 2022 between Vaso Corporation and Jane Moen
19	Insider Trading Policy
21	Subsidiaries of the Registrant
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Certification Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to Registration Statement on Form S-18, No. 33-24095.
(2)	Incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
(3)	Incorporated by reference to Exhibit 3.1 to Report on Form 8-K filed June 25, 2010.
(4)	Incorporated by reference to Exhibit 10 to Report on Form 8-K/A filed November 9, 2010.
(5)	Incorporated by reference to Exhibit 10 to Report on Form 8-K filed June 26, 2012.
(6)	Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed March 25, 2011.
(7)	Incorporated by reference to Exhibit 3 to Report on Form 10-Q for the quarter ended September 30, 2016, filed November 14, 2016.
(8)	Incorporated by reference to Exhibit 10 Report on Form 10-Q for the quarter ended June 30, 2016, filed August 15, 2016.
(9)	Incorporated by reference to Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2019, filed April 14, 2020.
(10)	Incorporated by reference to Exhibit 3.1 to Report on Form 8-K filed February 12, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2026.

VASO CORPORATION

By:	/s/ Jun Ma
Jun Ma
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below on March 31, 2025, by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Jun Ma	President, Chief Executive Officer
Jun Ma	and Director (Principal Executive Officer)

/s/ Jonathan Newton	Chief Financial Officer (Principal Financial and Accounting Officer)
Jonathan Newton

/s/ Joshua Markowitz	Director (Chairman of the Board)
Joshua Markowitz

/s/ Edgar Rios	Director ( Vice Chairman of the Board)
Edgar Rios

/s/ Jane Moen	Director
Jane Moen

/s/ David Lieberman	Director
David Lieberman

/s/ Behnam Movaseghi	Director
Behnam Movaseghi

/s/ Leon Dembo	Director
Leon Dembo

Vaso Corporation and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaso Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Stockholders and Board of Directors of
Vaso Corporation and Subsidiaries

Page Two

Critical Audit Matter - Revenue recognized from sales commission with General Electric Healthcare (GEHC)

As discussed in Notes A and B to the financial statements, the Company, through its wholly owned subsidiary VasoHealthcare (VHC), was appointed the exclusive representative for the sale of GEHC’s diagnostics imaging equipment to specific market segments and recognized sales commission revenue when the underlying equipment and services have been delivered or completed by GEHC. VHC has total sales commission revenue of approximately $44.2 million for the year ended December 31, 2025, which is concentrated solely with GEHC.

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

Critical Audit Matter – Valuation of Goodwill

As discussed in Note B to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2025 was $11.0 million. The Company considers potential impairment by comparing the fair value of a reporting unit to its carrying value. Fair value is estimated by management using both comparable market multiples and estimated discounted cash flow models. An impairment charge of $4.6 million was recorded for the year ended December 31, 2025.

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

Sterling Heights, Michigan

March 31, 2026

Vaso Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,050	$26,271
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $11,412 at December 31, 2025 and $10,708 at December 31, 2024	15,935	16,999
Receivables due from related parties	926	943
Inventories, net	833	911
Deferred commission expense	3,789	3,659
Prepaid expenses and other current assets	2,027	2,402
Total current assets	58,560	51,185

Property and equipment, net of accumulated depreciation of $9,131 at December 31, 2025 and $10,712 at December 31, 2024	1,263	1,544
Operating lease right of use assets	1,525	2,345
Goodwill	10,961	15,551
Intangibles, net	1,935	1,615
Other assets, net	6,016	5,358
Investment in EECP Global	135	436
Deferred tax assets, net	7,954	4,904
Total assets	$88,349	$82,938

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,008	$4,179
Accrued commissions	2,607	3,256
Accrued expenses and other liabilities	9,211	8,251
Finance lease liabilities - current	-	24
Operating lease liabilities - current	934	1,067
Sales tax payable	779	802
Income taxes payable	-	60
Deferred revenue - current portion	19,018	17,072
Notes payable - current portion	286	6
Due to related party	3	3
Total current liabilities	36,846	34,720

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	591	1,278
Deferred revenue, net of current portion	19,577	17,822
Other long-term liabilities	1,906	1,416
Total long-term liabilities	22,074	20,516

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,953,035 shares issued and outstanding at December 31, 2025 and 175,696,311 shares issued and outstanding at December 31, 2024	176	176
Additional paid-in capital	62,080	62,049
Accumulated deficit	(32,512)	(34,081)
Accumulated other comprehensive loss	(315)	(442)
Total stockholders’ equity	29,429	27,702
Total liabilities and stockholders' equity	$88,349	$82,938

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2025	2024
Revenues
Managed IT systems and services	$42,465	$42,954
Professional sales services	44,191	41,335
Equipment sales and services	2,440	2,478
Total revenues	89,096	86,767

Cost of revenues
Cost of managed IT systems and services	25,032	25,349
Cost of professional sales services	8,567	8,661
Cost of equipment sales and services	825	707
Total cost of revenues	34,424	34,717
Gross profit	54,672	52,050

Operating expenses
Selling, general and administrative	52,196	48,984
Research and development	728	851
Impairment of goodwill	4,639	-
Business combination transaction costs	-	1,930
Total operating expenses	57,563	51,765
Operating income (loss)	(2,891)	285

Other (expense) income
Interest and financing costs	(25)	(4)
Interest and other income, net	790	1,000
Gain on sale of subsidiary	827	-
Loss on disposal of fixed assets	(7)	(4)
Total other income, net	1,585	992

Income (loss) before income taxes	(1,306)	1,277
Income tax benefit (expense)	2,875	(326)
Net income	1,569	951

Other comprehensive income
Foreign currency translation gain (loss)	127	(138)
Comprehensive income	$1,696	$813

Income per common share
- basic and diluted	$0.01	$0.01

Weighted average common shares outstanding
- basic	175,814	175,395
- diluted	175,995	175,594

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in-	Accumulated	Comprehensive	Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2024	185,627	$186	(10,308)	$(2,000)	$63,993	$(35,032)	$(304)	$26,843
Retirement of treasury shares	(10,308)	$(10)	10,308	2,000	$(1,990)	$-	$-	$-
Share-based compensation	377	-	-	-	54	-	-	54
Shares withheld for employee tax liability	-	-	-	-	(8)	-	-	(8)
Foreign currency translation loss	-	-	-	-	-	-	(138)	(138)
Net income	-	-	-	-	-	951	-	951
Balance at December 31, 2024	175,696	$176	-	$-	$62,049	$(34,081)	$(442)	$27,702

Balance at January 1, 2025	175,696	$176	-	$-	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	257	-	-	-	32	-	-	32
Shares withheld for employee tax liability	-	-	-	-	(1)	-	-	(1)
Foreign currency translation gain	-	-	-	-	-	-	127	127
Net income	-	-	-	-	-	1,569	-	1,569
Balance at December 31, 2025	175,953	$176	-	$-	$62,080	$(32,512)	$(315)	$29,429

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$1,569	$951
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	858	824
Deferred income taxes	(3,050)	51
Loss from investment in EECP Global	408	247
Gain on sale of subsidiary	(827)	-
Impairment of goodwill	4,639	-
Provision for credit losses and commission adjustments	813	777
Write-off of Achari loan	-	573
Share-based compensation	33	54
Changes in operating assets and liabilities:
Accounts and other receivables	925	(5,065)
Due from related parties	(494)	(365)
Inventories	86	574
Deferred commission expense	(171)	(373)
Prepaid expenses and other current assets	(380)	(474)
Other assets, net	(777)	(524)
Accounts payable	600	1,511
Accrued commissions	(541)	832
Accrued expenses and other liabilities	1,456	921
Sales tax payable	(4)	106
Income taxes payable	(60)	56
Deferred revenue	3,700	2,694
Other long-term liabilities	490	(89)
Net cash provided by operating activities	9,273	3,281

Cash flows from investing activities
Purchases of equipment and software	(925)	(1,453)
Loan to Achari	-	(573)
Redemption of short-term investments	-	13,756
Proceeds from sale of VasoHealthcare IT Corp.	200	-
Net cash (used in) provided by investing activities	(725)	11,730

Cash flows from financing activities
Payroll taxes paid by withholding shares	(1)	(8)
Proceeds from note payable	3,622	-
Repayment of notes payable and finance lease obligations	(3,373)	(81)
Net cash provided by (used in) financing activities	248	(89)

Effect of exchange rate differences on cash and cash equivalents	(17)	7

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,779	14,929
Cash and cash equivalents - beginning of year	26,271	11,342
Cash and cash equivalents - end of year	$35,050	$26,271

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$26	$4
Income taxes paid	$230	$183

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$185	$1,389
Transfer of fixed assets to inventory	$261	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on healthcare IT and managed network technology services, with the healthcare IT service business divested in November 2025;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). During 2025 VasoTechnology consisted of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT, which was sold in November 2025 to Nano-X Imaging Ltd (Nasdaq: NNOX).

In June 2014, the Company began its IT segment business by executing the Value Added Reseller Agreement (“VAR Agreement”) with GEHC to become a national value added reseller of GEHC Digital’s software solutions such as Picture Archiving and Communication System (“PACS”), Radiology Information System (“RIS”), and related services, including implementation, training, management and support. This business focuses primarily on customer segments currently served by VasoHealthcare on behalf of GEHC. A new wholly owned subsidiary, VasoHealthcare IT Corp. (“VHC- IT”), was formed to conduct the healthcare IT business. The VAR Agreement with GEHC was terminated in 2021. In November 2025, the Company sold VHC-IT to Nano-X Imaging Ltd. for $800,000, with $200,000 received at closing and up to $600,000 as an earnout based on the post-closing performance of the business. The Company recorded a $827,000 gain on sale of VHC-IT in its Consolidated Statements of Operations and Comprehensive Income.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

VasoHealthcare (Professional Sales Service Segment)

In May 2010, the Company launched its Professional Sales Service business through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, which was appointed by GEHC as its exclusive representative for the sale of select GEHC diagnostic imaging equipment to specific market segments in the 48 contiguous states of the United States and the District of Columbia. The original agreement (“GEHC Agreement”) has been extended several times and currently expires December 31, 2030, subject to earlier termination under certain conditions. The scope of the agreement was expanded in 2023 to include ultrasound systems, and the territory was expanded in 2025 to include the State of Alaska.

VasoMedical (Equipment Segment)

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

Over the last 15 years the Company’s Equipment business has been significantly expanded from the original EECP®-only operations. In September 2011, the Company acquired Fast Growth Enterprises Limited (“FGE”), a British Virgin Islands company, which owned or controlled two Chinese operating companies - Life Enhancement Technology Ltd. (“LET”) and Biox Instruments Co. Ltd. (“Biox”) - to expand its technical and manufacturing capabilities and to enhance its distribution network, technology, and product portfolio. Biox was a variable interest entity (“VIE”) controlled by FGE through certain contracts and an option to acquire all the shares of Biox by FGE’s wholly owned subsidiary Gentone. In March 2019 Gentone exercised its option to acquire all of the shares of Biox. In August 2014, the Company, through Gentone, acquired all of the outstanding shares of Genwell Instruments Co. Ltd. (“Genwell”), which was formed in China in 2010 to develop the MobiCare® wireless multi-parameter patient monitoring system and holds intellectual property rights for this system. As a result, the Company has expanded its equipment products portfolio to include Biox® series ambulatory patient monitoring systems, ARCS® series cloud-based software and algorithm for ECG and blood pressure monitoring and analysis, and the MobiCare® patient monitoring device.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the Years Ended December 31, 2025 and 2024

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

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Year Ended December 31, 2025				Year Ended December 31, 2024
		Professional sales				Professional sales
	IT	service	Equipment		IT	service	Equipment
	segment	segment	segment	Total	segment	segment	segment	Total
Network services	$39,289	$-	$-	$39,289	$38,357	$-	$-	$38,357
Software sales and support	3,176	-	-	3,176	4,597	-	-	4,597
Commissions	-	44,191	-	44,191	-	41,335	-	41,335
Medical equipment sales	-	-	2,319	2,319	-	-	2,355	2,355
Medical equipment service	-	-	121	121	-	-	123	123
	$42,465	$44,191	$2,440	$89,096	$42,954	$41,335	$2,478	$86,767

	Year Ended December 31, 2025				Year Ended December 31, 2024
		Professional sales				Professional sales
	IT	service	Equipment		IT	service	Equipment
	segment	segment	segment	Total	segment	segment	segment	Total
Revenue recognized over time	$38,436	$-	$507	$38,943	$36,737	$-	$382	$37,119
Revenue recognized at a point in time	4,029	44,191	1,933	50,153	6,217	41,335	2,096	49,648
	$42,465	$44,191	$2,440	$89,096	$42,954	$41,335	$2,478	$86,767

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $101 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Unfulfilled performance obligations	$45,519	$17,924	$4,907	$32,261

As of December 31, 2024, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $104 million.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Contract Balances

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the consolidated balance sheets). Contract liabilities arise in our IT, VasoHealthcare, and VasoMedical businesses. In our VHC IT business, payment arrangements with clients typically include an initial payment due upon contract signing and milestone-based payments based upon product delivery and go-live, as well as post go-live monthly payments for subscription and support fees. Customer payments received, or receivables recorded, in advance of go-live and customer acceptance, where applicable, are deferred as contract liabilities. Such amounts aggregated $0 and approximately $178,000 at December 31, 2025 and 2024, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoHealthcare business, we bill a portion of commissions on the orders we booked in advance of delivery of the underlying equipment. Such amounts aggregated approximately $38,595,000 and $34,893,000 at December 31, 2025 and 2024, respectively, and are classified in our consolidated balance sheets into current or long-term deferred revenue net of estimated commission adjustments. In addition, we record a contract liability for amounts expected to be credited back to GEHC due to customer order reductions. Such amounts aggregated approximately $1,287,000 and $935,000 at December 31, 2025 and 2024, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

In our VasoMedical business, we bill amounts for post-delivery services and varying duration service contracts in advance of performance. Such amounts aggregated $0 and approximately $4,000 at December 31, 2025 and 2024, respectively, and are classified in our consolidated balance sheets as either current or long-term deferred revenue.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2025	2024
Contract receivables - January 1	18,260	13,398
Contract receivables - December 31	17,465	18,260
Increase (decrease)	(795)	4,862

Contract liabilities - January 1	36,007	33,589
Contract liabilities - December 31	39,882	36,007
Increase (decrease)	3,875	2,418

The decrease in contract receivables in 2025 reflects higher collections and the divestiture of VHC-IT, The increase in contract liabilities in 2025 is due primarily to higher orders in our VasoHealthcare business. During the years ended December 31, 2025 and 2024, we recognized approximately $9.6 million and $8.7 million, respectively, of revenues that were included in our contract liability balance at the beginning of such periods.

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Under Topic 606, sales commissions applicable to service contracts exceeding one year have been capitalized and amortized ratably over the term of the contract. In our VHC IT business, commissions allocable to multi-year subscription contracts or multi-year post-contract support performance obligations are amortized to expense ratably over the terms of the multi-year periods. VHC IT commissions allocable to other elements are charged to expense at go-live or customer acceptance. In our professional sales services segment, commissions paid to our sales force are deferred until the underlying equipment is accepted by the customer. We recognized approximately $2,712,000 and $2,808,000 of amortization related to these sales commission assets in “Cost of professional sales services” in 2025 and 2024, respectively, and approximately $42,000 and $54,000 of amortization in “Selling, general and administrative” expense in 2025 and 2024, respectively, in our consolidated statements of operations and comprehensive income.

At December 31, 2025 and 2024, our consolidated balance sheets include approximately $8,223,000 and $7,698,000, respectively, in capitalized sales commissions - primarily in our professional sales services segment - to be expensed in future periods, of which $3,789,000 and $3,659,000, respectively, is recorded in deferred commission expense and $4,434,000 and $4,039,000, respectively, representing the long-term portion, is included in other assets.

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

Certain revenue we record in our professional sales service segment contains an estimate for variable consideration. Due to the tiered structure of our commission rate, which increases as annual targets are achieved, under Topic 606 we record revenue and deferred revenue at the rate we expect to be achieved by year end. We base our estimate of variable consideration on historical results of previous years’ achievement under the GEHC agreement. Such estimate is reviewed each quarter and adjusted as necessary. In addition, the Company records commissions for arranging financing at an estimated rate which is subject to later revision based on certain factors. The Company recognized minimal changes in revenue associated with revisions to variable consideration for previously completed performance obligations for the years ended December 31, 2025 and 2024.

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

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires all companies to recognize the cost of services received in exchange for equity instruments to be recognized in the financial statements based on their grant date fair values. The Company applies an estimated forfeiture rate to the grant date fair value to determine the annual compensation cost of share-based payment arrangements with employees. The forfeiture rate is estimated based primarily on job title and prior forfeiture experience. The Company did not grant any awards to non-employees during the years ended December 31, 2025 and 2024.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

The Company did not grant any stock awards during the year ended December 31, 2025. The total fair value of shares vested during the year ended December 31, 2025 was $34,000 for employees.

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

The Company did not grant any stock options during the years ended December 31, 2025 or 2024, nor were any options exercised during such periods. No options were outstanding at December 31, 2025 or 2024.

Share-based compensation expense recognized for the years ended December 31, 2025 and 2024 was $33,000 and $54,000, respectively, and is recorded in selling, general, and administrative and research and development expense in the consolidated statements of operations and comprehensive income. Unrecognized expense related to existing share-based compensation and arrangements is approximately $46,000 at December 31, 2025 and will be recognized over a weighted-average period of approximately 22 months.

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

For the Years Ended December 31, 2025 and 2024

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities approximated their fair value as of December 31, 2025 and 2024, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2025 and 2024:

	(in thousands)
	Quoted Prices
	in Active	Significant		Balance
	Markets for	Other	Significant	as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$33,820	$-	$-	$33,820

	Quoted Prices
	in Active	Significant		Balance
	Markets for	Other	Significant	as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Cash equivalents invested in money market funds and treasury bills	$24,859	$-	$-	$24,859

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

The changes in the Company’s allowance for doubtful accounts and commission adjustments are as follows:

	(in thousands)
	Year ended December 31,
	2025	2024
Beginning Balance	$10,708	$9,708
Provision for losses on accounts receivable	313	426
Direct write-offs, net of recoveries	(684)	(204)
Commission adjustments	1,075	778
Ending Balance	$11,412	$10,708

Concentrations of Credit Risk

We market our equipment and IT software solutions principally to hospitals, diagnostic imaging centers and physician private practices. We perform credit evaluations of our customers’ financial condition and, as a result, believe that our receivable credit risk exposure is limited. For the years ended December 31, 2025 and 2024, no customer in our equipment or IT segment accounted for 10% or more of revenues or accounts receivable. In our professional sales service segment, 100% of our revenues and accounts receivable are with GEHC; however, we believe this risk is acceptable based on GEHC’s financial position and our long history of doing business with GEHC.

The Company maintains cash balances in certain U.S. financial institutions which exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 by approximately $8,571,000.  The Company has not experienced any losses on these accounts and believes it is not subject to any significant credit risk on these accounts. In addition, the FDIC does not insure the Company’s foreign bank balances, which aggregated approximately $1,023,000 and $592,000 at December 31, 2025 and 2024, respectively.

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

For the Years Ended December 31, 2025 and 2024

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

Impairment of Long-lived Assets

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. No assets were determined to be impaired as of December 31, 2025 and 2024.

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

When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon industry weighted average cost of capital ranges. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of December 31, 2025, we determined that there was no impairment of goodwill in the FGE reporting unit, and that its estimated fair value was in excess of its carrying amount. The carrying amount of the Netwolves reporting unit was determined to exceed its fair value, and an impairment charge of $4,639,000 was recorded for the year ended December 31, 2025 in the Consolidated Statements of Operations and Comprehensive Income.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Intangible assets consist of the value of customer contracts and relationships, patent and technology costs, and software. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, which range from five to ten years. The Company capitalizes internal-use software development costs incurred during the application development stage. Costs related to preliminary project activities, training, data conversion, and post implementation activities are expensed as incurred. The Company capitalized $688,000 and $570,000 in software development costs for the years ended December 31, 2025 and 2024, respectively. No intangible assets were determined to be impaired as of December 31, 2025 and 2024.

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

The Company also complies with the provisions of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the relevant taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2025 and 2024. Generally, the Company is no longer subject to income tax examinations by major domestic taxing authorities for years before 2021. Under the China tax regulatory framework, there is no statute of limitations on examination of tax filings by tax authorities. However, we understand that the general practice of the China tax regulatory authority is to audit going back no more than five years. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Foreign Currency Translation Gain (Loss) and Comprehensive Income

When the Company operates in a foreign jurisdiction that has a functional currency other than the U.S. dollar, the value of foreign denominated assets and liabilities are translated into US dollars using published exchange rates in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates except for the changes in accumulated deficit during the year as the result of the income statement translation process. Revenues and expenses and cash flows are translated using a weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.  For the years ended December 31, 2025 and 2024, other comprehensive income includes gains (losses) of $127,000 and $(138,000), respectively, which were entirely from foreign currency translation gain (loss).

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Diluted earnings per share were computed based on the weighted average number of common shares outstanding, including vested restrictive shares, plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Year ended December 31,
	2025	2024
Basic weighted average shares outstanding	175,814	175,395
Dilutive effect of unvested restricted shares	181	199
Diluted weighted average shares outstanding	175,995	175,594

No common stock equivalents were excluded from the computation of diluted earnings per share for the years ended December 31, 2025 and 2024.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The Company adopted ASU 2023-09 as of March 31, 2025. Such additional disclosures are included within Note P of the Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the practical expedient of ASU 2025-05 on October 1, 2025 and elected to apply the standard prospectively. The adoption had no material impact on its Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), ASU No. 2025-06, Intangibles—Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This authoritative guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the effect of this new guidance on its Consolidated Financial Statements.

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

For the Years Ended December 31, 2025 and 2024

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

	(in thousands)
	Year Ended December 31,
	2025	2024
Revenues from external customers
IT	$42,465	$42,954
Professional sales service	44,191	41,335
Equipment	2,440	2,478
Total revenues	$89,096	$86,767

Gross Profit
IT	$17,433	$17,605
Professional sales service	35,624	32,674
Equipment	1,615	1,771
Total gross profit	$54,672	$52,050

Significant segment expenses
Selling, general & administrative
IT	$19,353	$19,296
Professional sales service	29,020	25,846
Equipment	2,218	2,273
Corporate	1,605	1,569
Total selling, general and administrative	$52,196	$48,984

Other segment items
IT	$4,639	$69
Equipment	728	782
Corporate	-	1,930
Total other segment items	$5,367	$2,781

Operating income (loss)
IT	$(6,559)	$(1,760)
Professional sales service	6,604	6,828
Equipment	(1,331)	(1,284)
Corporate	(1,605)	(3,499)
Total operating income (loss)	$(2,891)	$285

Depreciation and amortization
IT	$549	$629
Professional sales service	140	109
Equipment	169	86
Corporate	-	-
Total depreciation and amortization	$858	$824

Capital expenditures
IT	$178	$810
Professional sales service	79	215
Equipment	665	427
Corporate	3	-
Total capital expenditures	$925	$1,452

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Identifiable Assets
IT	$17,932	$23,798
Professional sales service	23,130	23,846
Equipment	6,643	6,639
Corporate	40,644	28,655
Total assets	$88,349	$82,938

Other segment items include impairment of goodwill, research and development costs and business combination transaction costs. For the years ended December 31, 2025 and 2024, GEHC accounted for 50% and 48% of revenue, respectively. Also, GEHC accounted for $12.1 million, or 76%, and $13.1 million, or 77%, of accounts and other receivables at December 31, 2025 and 2024, respectively. The equity method investment in EECP Global of $135,000 and $436,000 at December 31, 2025 and 2024, respectively, is held in the equipment segment.

Our revenues were derived from the following geographic areas:

	(in thousands)
	Year Ended December 31,
	2025	2024
Domestic (United States)	$86,690	$84,699
Non-domestic (foreign)	2,406	2,068
	$89,096	$86,767

NOTE D – ACCOUNTS AND OTHER RECEIVABLES

The following table presents information regarding the Company’s accounts and other receivables as of December 31, 2025 and 2024:

	(in thousands)
	December 31, 2025	December 31, 2024
Trade receivables	$27,347	$27,707
Allowance for credit losses and
commission adjustments	(11,412)	(10,708)
Accounts and other receivables, net	$15,935	$16,999

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

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE E – INVENTORIES

Inventories, net of reserves, consisted of the following:

	(in thousands)
	December 31, 2025	December 31, 2024
Raw materials	$492	$596
Work in process	57	12
Finished goods	284	303
	$833	$911

At December 31, 2025 and 2024, the Company maintained reserves for slow moving inventories of $169,000 and $170,000, respectively.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	(in thousands)
	December 31, 2025	December 31, 2024

Office, laboratory and other equipment	$2,287	$2,589
Equipment furnished for customer use	6,923	8,452
Right of use assets - finance leases	1,116	1,116
Furniture and fixtures	68	99
	10,394	12,256
Less: accumulated depreciation and amortization	(9,131)	(10,712)
Property and equipment, net	$1,263	$1,544

Accumulated amortization of right of use (“ROU”) assets under finance leases aggregated approximately $1,059,000 and $1,015,000 at December 31, 2025 and 2024, respectively. Depreciation expense amounted to approximately $489,000 and $463,000 for the years ended December 31, 2025 and 2024, respectively. Amortization of ROU assets under finance leases is included in depreciation expense.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill of $9,736,000 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,225,000 of goodwill is attributable to the FGE reporting unit within the Equipment segment. The changes in the carrying amount of goodwill are as follows:

	(in thousands)
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Beginning of period	$15,551	$15,588
Foreign currency translation adjustment	49	(37)
Impairment	(4,639)	-
End of period	$10,961	$15,551

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	December 31, 2025	December 31, 2024
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(5,151)	(4,987)
	680	844

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,876	3,188
Accumulated amortization	(2,621)	(2,417)
	1,255	771

	$1,935	$1,615

The Company owns, through our Chinese subsidiaries, forty-eight invention and utility patents that expire at various times through 2046, as well as twenty-seven software copyright certificates in China related to proprietary technologies in physiological data acquisition, analysis and reporting. Costs incurred for submitting the applications to the United States Patent and Trademark Office or other foreign authorities for these patents have been capitalized. Patent and technology costs are being amortized using the straight-line method over 10-year and 8-year lives, respectively. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office or other foreign authority. The cost of significant customer-related intangibles is amortized in proportion to estimated total related revenue; cost of other customer-related intangible assets is amortized on a straight-line basis over the asset’s estimated economic life of seven years. Software costs are amortized on a straight-line basis over its expected useful life of five years.

Amortization expense amounted to approximately $369,000 and $361,000 for the years ended December 31, 2025 and 2024, respectively. Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
2026	495
2027	421
2028	400
2029	307
2030	134
$1,757

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE H – OTHER ASSETS

Other assets consist of the following:

	(in thousands)
	December 31, 2025	December 31, 2024
Deferred commission expense - noncurrent	$4,434	$4,039
Trade receivables - noncurrent	1,530	1,261
Other, net of allowance for loss on loan receivable of $412 at December 31, 2025 and 2024	52	58
	$6,016	$5,358

NOTE I – DEFERRED REVENUE

The changes in the Company’s deferred revenues are as follows:

	(in thousands)
	Year ended December 31,
	2025	2024
Deferred revenue at beginning of year	$34,894	$32,200
Net additions:
Deferred extended service contracts	(1)	(2)
Deferred commission revenues	17,833	16,125
Recognized as revenue:
Deferred extended service contracts	-	(3)
Deferred commission revenues	(14,131)	(13,426)
Deferred revenue at end of year	38,595	34,894
Less: current portion	19,018	17,072
Long-term deferred revenue at end of year	$19,577	$17,822

NOTE J – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	(in thousands)
	December 31, 2025	December 31, 2024
Accrued compensation	$3,999	$3,141
Accrued expenses - other	2,758	2,933
Order reduction liability	1,287	935
Other liabilities	1,167	1,242
	$9,211	$8,251

NOTE K – NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable consists of the following:

	(in thousands)
	December 31, 2025	December 31, 2024
Notes payable	286	6
Less: current portion	(286)	(6)
	$-	$-

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Notes payable consists of a term loan at December 31, 2025 and a vehicle loan at December 31, 2024. The term loan bore interest at 2.6% per annum and was repaid in January 2026. The vehicle loan matured in August 2025.

On December 30, 2022, the Company executed a $3.0 million revolving credit agreement with a lending institution. Advances under the agreement bear interest at Wall Street Journal Prime Rate and are secured by substantially all of the assets of the Company. The agreement expired August 31, 2025 and has undergone subsequent renewal through July 31, 2026. The agreement includes certain financial covenants, and the Company was in compliance with such covenants at December 31, 2025, at which time no amounts had been drawn.

NOTE L – LEASES

The Company periodically enters into finance leases, typically with terms of 3 to 5 years, to acquire equipment for its data center. The Company enters into operating leases for its facilities in New York, Florida, and China, as well as for vehicles and equipment provided to certain employees in the professional sales services segment. The operating lease terms range from 2 to 4 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its ROU assets and lease liabilities. The Company made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less and elected the following practical expedients upon adoption of ASC 842 “Leases”:

●	whether expired or existing contracts contain leases under the new definition of a lease;

●	lease classification for expired or existing leases; and

●	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

Finance and operating lease liabilities consist of the following:

	(in thousands)
	December 31, 2025	December 31, 2024

Lease liabilities - current
Finance leases	$-	$24
Operating leases	934	1,067
	$934	$1,091
Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	591	1,278
	$591	$1,278

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the consolidated balance sheet at December 31, 2025 is set forth below:

	(in thousands)
Years ending December 31,	Finance leases	Operating leases	Total
2026	-	943	943
2027	-	523	523
2028	-	167	167
2029	-	12	12
Undiscounted lease payments	-	1,645	1,645
Amount representing interest	-	(120)	(120)
Discounted lease liabilities	-	1,525	1,525

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Additional disclosures of lease data are set forth below:

	(in thousands)
	Year ended December 31,
	2025	2024

Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$45	$64
Interest on lease liabilities	1	11
	46	75
Operating lease costs	1,214	1,192
Short-term lease costs	78	91
Total lease cost	$1,338	$1,358

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from finance leases	$1	$83
Operating cash flows from operating leases	1,214	1,192
Financing cash flows from finance leases	24	72
	$1,239	$1,347

	December 31, 2025	December 31, 2024

Weighted-average remaining lease term - finance leases (months)	-	4
Weighted-average remaining lease term - operating leases (months)	23	31

Weighted-average discount rate - finance leases	0.0%	16.4%
Weighted-average discount rate - operating leases	8.1%	8.2%

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

The Company uses the equity method to account for its interest in EECP Global, as it has the ability to exercise significant influence over the entity, and reports its share of EECP Global operations in Other Income (Expense) on its consolidated statements of operations and comprehensive income. For the years ended December 31, 2025 and 2024, the Company’s share of EECP Global’s loss was approximately $408,000 and $247,000, respectively. At December 31, 2025 and 2024, the Company recorded Receivables due from related parties, net of allowance for credit loss of $850,000 and $350,000 at December 31, 2025 and 2024, respectively, of approximately $910,000 and $916,000, respectively, on its consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements, net of receivables collected on its behalf due to EECP Global.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE N – STOCKHOLDERS’ EQUITY

Chinese subsidiaries dividends and statutory reserves

The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with People’s Republic of China (“PRC”) accounting standards and regulations. Based on PRC accounting standards, our Chinese subsidiaries are also required to set aside at least 10% of after-tax profit each year to their general reserves until the accumulative amount of such reserves reaches 50% of the registered capital. As of December 31, 2025 and 2024, statutory reserves aggregating approximately $35,000 were recorded in the Company’s consolidated balance sheets. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries are required to allocate a portion of their after-tax profit to their staff welfare and bonus fund at the discretion of their respective boards of directors. Moreover, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Distribution of dividends from the Chinese operating companies to foreign shareholders is also subject to a withholding tax.

NOTE O – STOCK ISSUANCE PLANS

2016 Stock Issuance Plan

On June 15, 2016, the Board approved the 2016 Stock Plan (the “2016 Plan”) for officers, directors, and senior employees of the Corporation or any subsidiary of the Corporation.  The stock issuable under the 2016 Plan shall be shares of the Company’s authorized but unissued or re-acquired common stock.  The maximum number of shares of common stock that may be issued under the 2016 Plan is 7,500,000 shares.

The 2016 Plan consists of a Stock Issuance Program, under which eligible persons may, at the discretion of the Board, be issued shares of common stock directly, as a bonus for services rendered or to be rendered to the Corporation or any subsidiary of the Corporation.

During the year ended December 31, 2025, no shares of common stock were granted under the 2016 Plan and no shares were withheld for withholding taxes applicable to shares vested in 2025.

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

During the year ended December 31, 2025, no shares were granted under the 2019 Plan.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

The following table summarizes non-vested restricted shares under all plans for the year ended December 31, 2025:

	Shares Available for Future Issuance	Unvested shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	8,996,709	1,358,333	$0.11
Authorized	-	-	$-
Granted	(150,000)	150,000	$0.13
Vested	-	(677,015)	$0.08
Forfeited	34,652	(34,652)	$0.11
Expired	-	-	$-
Balance at December 31, 2024	8,881,361	796,666	$0.13
Authorized	-	-	$-
Granted	-	-	$-
Vested		(256,724)	$0.13
Forfeited	4,942	(4,942)	$0.10
Expired	(4,942)	-	$-
Balance at December 31, 2025	8,881,361	535,000	$0.14

The Company has a total of 64,630,604 remaining authorized but unissued shares of common stock after reserves for all stock plans are taken into account.

NOTE P – INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	(in thousands)
	Year ended December 31,
	2025	2024
Domestic	$(1,019)	$1,691
Foreign	(287)	(414)
Income (loss) before provision for income taxes	$(1,306)	$1,277

The provision for income taxes consisted of the following:

	(in thousands)
	Year ended December 31,
	2025	2024
Current provision
Federal	$-	$-
State	175	275
Foreign	-	-
Total current provision	175	275

Deferred provision (benefit)
Federal	(2,372)	40
State	(678)	11
Foreign	-	-
Total deferred provision (benefit)	(3,050)	51

Total income tax provision (benefit)	$(2,875)	$326

Effective income tax rate	220.17%	25.53%

The income tax benefit of $2,875,000 for the year ended December 31, 2025 was due to $175,000 in state income taxes and a $3,050,000 increase in net deferred tax assets, due primarily to the release of $3,027,000 in valuation allowance. The income tax expense of $326,000 for the year ended December 31, 2024 was due to $275,000 in state income taxes and a $51,000 reduction in deferred tax assets.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

The following is a reconciliation of the effective income tax rate to the federal statutory rate:

	For the year ended
	December 31, 2025	December 31, 2024
	%	%
Federal statutory rate	21.00	21.00
State income taxes	(9.73)	29.22
Change in valuation allowance
relating to operations	231.79	(49.81)
Foreign tax rate differential	(12.20)	6.65
R&D credit	(4.75)	9.13
Nondeductible expenses	(6.40)	8.74
Other	0.46	0.60
	220.17	25.53

The effective tax rate increased mainly due to the impact of the release of the deferred tax asset valuation allowance partially offset by lower state income taxes in 2025.

As of December 31, 2025, the recorded gross deferred tax assets were $10,345,000, reflecting a decrease of $955,000 during the year ended December 31, 2025, which was offset by a valuation allowance of $0, reflecting a decrease of $3,027,000.

The components of our deferred tax assets and liabilities are summarized as follows:

	(in thousands)
	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Net operating loss carryforwards	$3,872	$5,104
Amortization	506	530
Stock-based compensation	2	2
Allowance for doubtful accounts	292	254
Reserve for slow moving inventory	48	48
Tax credits	146	208
Expense accruals	1,448	1,254
Capitalized R&D	-	141
Deferred revenue	4,031	3,759
Total gross deferred taxes	10,345	11,300
Valuation allowance	-	(3,027)
Net deferred tax assets	10,345	8,273

Deferred Tax Liabilities:
Deferred commissions	(905)	(883)
Goodwill	(1,486)	(2,480)
Depreciation	-	(6)
Total deferred tax liabilities	(2,391)	(3,369)

Total deferred tax assets	7,954	4,904

Recorded as:
Non-current deferred tax assets	7,954	4,904
Non-current deferred tax liabilities	-	-
Total deferred tax assets	$7,954	$4,904

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

The activity in the valuation allowance is set forth below:

	(in thousands)
	2025	2024
Valuation allowance, January 1,	$3,027	$3,663
Release of allowance	(3,027)	-
Change in valuation allowance	-	(636)
Valuation allowance, December 31,	$-	$3,027

At December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7.5 million expiring at various dates from 2030 through 2037 and approximately $7 million with no expiration date.

Income tax payments, net of refunds, by jurisdiction for the years ended December 31 2025 and 2024 were as follows:

	For the year ended
	December 31, 2025	December 31, 2024
Income Taxes Paid:
Federal	$-	$-

State
Texas	45	40
California	41	11
New Jersey	30	-
Illinois	23	27
Michigan	-	17
New York	15	-
Tennessee	14	27
All other	62	24
State taxes paid	230	146

Local
New York City	-	37

Foreign	-	-

Total taxes paid	$230	$183

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

NOTE Q – COMMITMENTS AND CONTINGENCIES

Sales representation agreement

In December 2025, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015, 2017 and 2021. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2030, subject to early termination by GEHC without cause with certain conditions. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GEHC diagnostic imaging and ultrasound products to specific market accounts in the 48 contiguous states of the United States, Alaska and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements. The Company met all the contractual conditions in 2025.

Vaso Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Employment Agreements

On May 10, 2019, the Company modified its Employment Agreement with its President and Chief Executive Officer, Dr. Jun Ma, to provide for a five-year term with extensions, unless earlier terminated by the Company, but in no event can it extend beyond May 31, 2026. The Employment Agreement provides for annual compensation of $500,000. Dr. Ma is eligible to receive a bonus for each fiscal year during the employment term. The amount and the occasion for payment of such bonus, if any, shall be at the discretion of the Board of Directors. Dr. Ma is also eligible for an award under any long-term incentive compensation plan and grants of options and awards of shares of the Company’s stock, as determined at the Board of Directors’ discretion. The Employment Agreement further provides for reimbursement of certain expenses, and certain severance benefits in the event of termination within two years after a change in control.

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

Licensing and Support Service Agreement

In November 2025, NetWolves extended the licensing and support service agreement of its billing system for an additional four years, to expire December 2028. The agreement provides for monthly recurring charges based on a percentage of billed revenues using these services, which charges aggregated approximately $369,000 and $352,000 for the years ended December 31, 2025 and 2024, respectively.

Litigation

The Company is currently, and has been in the past, a party to various routine legal proceedings, primarily employee related matters, incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

Foreign operations

During the years ended December 31, 2025 and 2024, the Company had and continues to have operations in China. Operating transactions in China are denominated in the Chinese currency called RMB or CNY, which is not freely convertible into foreign currencies. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political, economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and other factors.

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

NOTE R – 401(k) PLANS

The Company maintains a defined contribution plan to provide retirement benefits for its employees - the Vaso Corporation 401(k) Plan adopted in April 1997. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate in the next quarter enrollment period after employment and participants may make voluntary contributions to the plan up to 80% of their compensation, subject to applicable IRS annual limitations. The Company made discretionary contributions of approximately $379,000 and $345,000 in the years ended December 31, 2025 and 2024, respectively.