Form 10-Q
period 2026-03-31
VASO Corp
filed 2026-05-15
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number: 0-18105

VASO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware		11-2871434
(State or other jurisdiction of incorporation or organization)	.	(IRS Employer Identification Number)

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at May 10, 2026: 175,998,035

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,973	$35,050
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $11,725 at March 31, 2026 and $11,412 at December 31, 2025	21,544	15,935
Receivables due from related parties	1,099	926
Inventories, net	827	833
Deferred commission expense	3,688	3,789
Prepaid expenses and other current assets	2,013	2,027
Total current assets	51,144	58,560

Property and equipment, net of accumulated depreciation of $9,227 at March 31, 2026 and $9,131 at December 31, 2025	1,245	1,263
Operating lease right of use assets	2,110	1,525
Goodwill	10,978	10,961
Intangibles, net	2,168	1,935
Other assets, net	7,095	6,016
Investment in EECP Global	78	135
Deferred tax assets, net	8,165	7,954
Total assets	$82,983	$88,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,917	$4,008
Accrued commissions	852	2,607
Accrued expenses and other liabilities	4,991	9,211
Operating lease liabilities - current	1,130	934
Sales tax payable	738	779
Deferred revenue - current portion	18,642	19,018
Notes payable - current portion	290	286
Due to related party	3	3
Total current liabilities	30,563	36,846

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	980	591
Deferred revenue, net of current portion	20,878	19,577
Other long-term liabilities	1,960	1,906
Total long-term liabilities	23,818	22,074

COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 175,953,035 shares issued and outstanding at March 31, 2026 and December 31, 2025	176	176
Additional paid-in capital	62,088	62,080
Accumulated deficit	(33,399)	(32,512)
Accumulated other comprehensive loss	(263)	(315)
Total stockholders’ equity	28,602	29,429
Total liabilities and stockholders’ equity	$82,983	$88,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31
	2026	2025
Revenues
Managed IT systems and services	$9,561	$10,315
Professional sales services	9,235	8,705
Equipment sales and services	560	442
Total revenues	19,356	19,462

Cost of revenues
Cost of managed IT systems and services	5,506	6,177
Cost of professional sales services	2,013	1,811
Cost of equipment sales and services	261	116
Total cost of revenues	7,780	8,104
Gross profit	11,576	11,358

Operating expenses
Selling, general and administrative	12,723	12,398
Research and development	183	178
Total operating expenses	12,906	12,576
Operating loss	(1,330)	(1,218)

Other (expense) income
Interest and other income, net	259	184
Loss on disposal of fixed assets	(4)	(1)
Total other income, net	255	183

Loss before income taxes	(1,075)	(1,035)
Income tax benefit (expense)	188	(40)
Net loss	(887)	(1,075)

Other comprehensive loss
Foreign currency translation gain	52	15
Comprehensive loss	$(835)	$(1,060)

Loss per common share
- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	175,953	175,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2025	175,696	$176	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	15	15
Net loss	-	-	-	(1,075)	-	(1,075)
Balance at March 31, 2025	175,696	$176	$62,057	$(35,156)	$(427)	$26,650

Balance at January 1, 2026	175,953	$176	$62,080	$(32,512)	$(315)	$29,429
Share-based compensation	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	52	52
Net loss	-	-	-	(887)	-	(887)
Balance at March 31, 2026	175,953	$176	$62,088	$(33,399)	$(263)	$28,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(887)	$(1,075)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	243	160
Deferred income taxes	(211)	-
Loss from investment in EECP Global	57	68
Provision for credit losses and commission adjustments	50	65
Share-based compensation	8	8
Changes in operating assets and liabilities:
Accounts and other receivables	(5,654)	4,623
Due from related parties	(177)	(148)
Inventories	18	(49)
Deferred commission expense	101	131
Prepaid expenses and other current assets	17	(372)
Other assets, net	(1,050)	(228)
Accounts payable	(92)	212
Accrued commissions	(1,692)	(1,826)
Accrued expenses and other liabilities	(4,292)	(2,825)
Sales tax payable	(43)	(86)
Deferred revenue	925	509
Other long-term liabilities	54	267
Net cash used in operating activities	(12,625)	(566)

Cash flows from investing activities
Purchases of equipment and software	(459)	(363)
Net cash used in investing activities	(459)	(363)

Cash flows from financing activities
Repayment of notes payable and finance lease obligations	-	(27)
Net cash used in financing activities	-	(27)

Effect of exchange rate differences on cash and cash equivalents	7	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,077)	(960)
Cash and cash equivalents - beginning of period	35,050	26,271
Cash and cash equivalents - end of period	$21,973	$25,311

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Income taxes paid	$15	$9

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$795	$64

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

Overview

Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on managed network technology services, with the healthcare IT service business divested in November 2025;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. (“VasoSolutions”) for domestic business and Vasomedical Global Corp. for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

The Company’s website is www.vasocorporation.com.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology consisted of a managed network and security service division, NetWolves, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT (“VHC-IT”), until November 2025, upon which time the Company sold VHC-IT to Nano-X Imaging Ltd (Nasdaq: NNOX). VasoTechnology’s current offerings include:

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

VasoMedical (Equipment Segment)

VasoMedical is the Company’s business division for its proprietary medical device operations, including the design, development, manufacturing, sales and service of various medical devices in the domestic and international markets and includes the Vasomedical Global and Vasomedical Solutions business units. These devices are primarily for cardiovascular monitoring and diagnostic systems. Its current offerings consist of:

●	Biox® series Holter monitors and ambulatory blood pressure recorders;

●	ARCS® series analysis, reporting and communication software for ECG and blood pressure signals, including cloud-based software suite and algorithm in the form of a SaaS (software as a service) subscription;

●	MobiCare® multi-parameter wireless vital-sign monitoring system; and

●	EECP® therapy systems for non-invasive, outpatient treatment of ischemic heart disease.

This segment uses its considerable in-house knowledge and intellectual property for cardiovascular devices and software coupled with its engineering resources to cost-effectively create and market its proprietary technology. It sells and services its products to customers in the U.S. and China directly and sells and/or services its products in the international market mainly through independent distributors.

NOTE B – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026.

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

NOTE C – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Network services	$9,561	$-	$-	$9,561	$9,328	$-	$-	$9,328
Software sales and support	-	-	-	-	987	-	-	987
Commissions	-	9,235	-	9,235	-	8,705	-	8,705
Medical equipment sales	-	-	530	530	-	-	412	412
Medical equipment service	-	-	30	30	-	-	30	30
	$9,561	$9,235	$560	$19,356	$10,315	$8,705	$442	$19,462

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
		Professional sales				Professional sales
	IT segment	service segment	Equipment segment	Total	IT segment	service segment	Equipment segment	Total
Revenue recognized over time	$8,417	$-	$141	$8,558	$9,670	$-	$124	$9,794
Revenue recognized at a point in time	1,144	9,235	419	10,798	645	8,705	318	9,668
	$9,561	$9,235	$560	$19,356	$10,315	$8,705	$442	$19,462

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximated $103 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Unfulfilled performance obligations	$36,968	$24,164	$7,097	$34,544

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Contract Assets and Liabilities

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets, net in the condensed consolidated balance sheets). Contract liabilities arise in our VasoHealthcare business, where we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $39.5 million and $38.6 million at March 31, 2026 and December 31, 2025, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $1.0 million and $1.3 million at March 31, 2026 and December 31, 2025, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

During the three months ended March 31, 2026 and March 31, 2025, we recognized approximately $2.8 million and $2.5 million, respectively, of revenues that were included in our contract liability balance at the beginning of such periods.

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2026	2025
Contract receivables - January 1	17,465	18,260
Contract receivables - March 31	23,901	13,566
Increase (decrease)	6,436	(4,694)

Contract liabilities - January 1	39,882	36,007
Contract liabilities - March 31	40,512	36,925
Increase (decrease)	630	918

The changes in contract receivable balances reflect billings exceeding collections in the first quarter of 2026 and collections exceeding billings in the corresponding period of 2025. The changes in contract liability balances reflect VasoHealthcare orders exceeding revenues in the first quarters of 2026 and 2025.

NOTE D – SEGMENT REPORTING AND CONCENTRATIONS

Vaso Corporation principally operates in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three reportable segments:

●	IT segment, operating through a wholly-owned subsidiary, VasoTechnology, Inc., primarily focuses on healthcare IT and managed network technology services, with the healthcare IT service business divested in November 2025;

●	Professional sales service segment, operating through a wholly-owned subsidiary, Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary, VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The chief operating decision maker is the Company’s Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and adjusted EBITDA, which is a non-GAAP financial measure (defined as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash stock-based compensation). See page 19 for more information on non-GAAP disclosures. Administrative functions such as finance, human resources, and information technology are centralized and related expenses are allocated to each segment. Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate line item below. There are no intersegment revenues. Summary financial information for the segments is set forth below:

	(in thousands)
	Three Months Ended March 31,
	2026	2025
Revenues from external customers
IT	$9,561	$10,315
Professional sales service	9,235	8,705
Equipment	560	442
Total revenues	$19,356	$19,462

Gross Profit
IT	$4,055	$4,138
Professional sales service	7,222	6,894
Equipment	299	326
Total gross profit	$11,576	$11,358

Significant segment expenses
Selling, general & administrative
IT	$4,365	$4,936
Professional sales service	7,261	6,547
Equipment	476	394
Corporate	621	521
Total selling, general and administrative	$12,723	$12,398

Other segment items
IT	$-	$-
Equipment	183	178
Corporate	-	-
Total other segment items	$183	$178

Operating income (loss)
IT	$(310)	$(798)
Professional sales service	(39)	347
Equipment	(360)	(246)
Corporate	(621)	(521)
Total operating loss	$(1,330)	$(1,218)

Depreciation and amortization
IT	$118	$127
Professional sales service	28	35
Equipment	97	(2)
Corporate	-	-
Total depreciation and amortization	$243	$160

Capital expenditures
IT	$74	$125
Professional sales service	129	73
Equipment	256	165
Corporate	-	-
Total capital expenditures	$459	$363

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	March 31, 2026	December 31, 2025
Identifiable Assets
IT	$17,240	$17,932
Professional sales service	30,672	23,130
Equipment	6,472	6,643
Corporate	28,599	40,644
Total assets	$82,983	$88,349

Other segment items is comprised of research and development costs. GEHC accounted for 48% and 45% of revenue for the three-month periods ended March 31, 2026 and 2025, respectively. GEHC also accounted for $18.2 million, or 84%, and $12.1 million, or 76%, of accounts and other receivables at March 31, 2026 and December 31, 2025, respectively. No other customer accounted for 10% or more of revenue.

NOTE E –LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

Diluted loss per common share was computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the loss per share calculation is as follows:

	(in thousands)
	Three months ended March 31,
	2026	2025
Basic weighted average shares outstanding	175,953	175,696
Dilutive effect of unvested restricted shares	-	-
Diluted weighted average shares outstanding	175,953	175,696

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2026 and 2025, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended March 31,
	2026	2025
Restricted common stock grants	290	226

NOTE F –FINANCIAL INSTRUMENTS

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

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities, approximated their fair value as of March 31, 2026 and December 31, 2025, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2026 and December 31, 2025:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2026
Assets
Cash equivalents invested in money market funds and treasury bills	$21,393	$-	$-	$21,393

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$33,820	$-	$-	$33,820

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31, 2026	December 31, 2025
Trade receivables	$32,174	$27,347
Unbilled receivables	1,095	-
Allowance for credit losses and commission adjustments	(11,725)	(11,412)
Accounts and other receivables, net	$21,544	$15,935

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

NOTE H – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	March 31, 2026	December 31, 2025
Raw materials	$494	$492
Work in process	55	57
Finished goods	278	284
	$827	$833

The Company maintained reserves for slow moving inventories of $212,000 and $169,000 at March 31, 2026 and December 31, 2025, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill of $9,736,000 as of March 31, 2026 is attributable to the NetWolves reporting unit within the IT segment. The remaining $1,242,000 of goodwill as of March 31, 2026 was attributable to the Fast Growth Enterprises reporting unit within the Equipment segment. The components of the change in goodwill were as follows:

	(in thousands)
	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Beginning of period	$10,961	$15,551
Foreign currency translation adjustment	17	49
Impairment	-	(4,639)
End of period	$10,978	$10,961

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	March 31, 2026	December 31, 2025
Customer-related
Costs	$5,831	$5,831
Accumulated amortization	(5,186)	(5,151)
	645	680

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	4,255	3,876
Accumulated amortization	(2,732)	(2,621)
	1,523	1,255

	$2,168	$1,935

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

Amortization expense was $145,000 and $47,000 for the three months ended March 31, 2026 and 2025, respectively.

Amortization of intangibles for the next five years and thereafter is set forth in the following table:

Years ending December 31,	(in thousands)
Remainder of 2026	394
2027	497
2028	475
2029	399
2030	221
Thereafter	182
$2,168

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE J – OTHER ASSETS, NET

Other assets, net consisted of the following at March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31, 2026	December 31, 2025
Deferred commission expense - noncurrent	$4,685	$4,434
Trade receivables - noncurrent	2,357	1,530
Other, net of allowance for loss on loan receivable of $412 at March 31, 2026 and December 31, 2025	53	52
	$7,095	$6,016

NOTE K – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at March 31, 2026 and December 31, 2025:

	(in thousands)
	March 31, 2026	December 31, 2025
Accrued compensation	$1,434	$3,999
Accrued expenses - other	1,431	2,758
Order reduction liability	992	1,287
Other liabilities	1,134	1,167
	$4,991	$9,211

NOTE L - DEFERRED REVENUE

The changes in the Company’s deferred revenues were as follows:

	(in thousands)
	Three Months Ended	Year Ended
	March 31,	December 31,
	2026	2025
Deferred revenue at beginning of year	$38,595	$34,894
Net additions:
Deferred extended service contracts	-	(1)
Deferred commission revenues	4,084	17,833
Recognized as revenue:
Deferred extended service contracts	-	-
Deferred commission revenues	(3,159)	(14,131)
Deferred revenue at end of year	39,520	38,595
Less: current portion	18,642	19,018
Long-term deferred revenue at end of year	$20,878	$19,577

NOTE M – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other (Expense) Income on its condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company’s share of EECP Global’s loss was approximately $57,000 and $68,000, respectively, and was included in Other (Expense) Income in its condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company recorded a net receivable from related parties of approximately $1,087,000 and $910,000, respectively, on its condensed consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Vaso Corporation and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this report contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future revenue and expenses, anticipated growth strategies, and anticipated trends in the Company’s business or financial results. When used in this report, words such as “anticipates”, “continue”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “future”, “intends”, the negative of these terms and similar expressions identify forward-looking statements. Any forward-looking statement made by the Company in this document is based only on the Company’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Among the factors that could cause actual results to differ materially are the following: variability in the timing and volume of product deliveries by third parties, and customer acceptance of those products, affects our commission revenues and our realization of deferred revenue; risks associated with converting deferred revenue and contracted orders into recognized revenue, including delays, cancellations or modifications of customer orders; the effect of business and economic conditions, including the possibility of a downturn or disruptions in the U.S. economy; the impact of US tariff policies; the effect of the dramatic changes taking place in IT and healthcare, including the use of artificial intelligence; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

General Overview

Our Business Segments

Vaso Corporation (“Vaso”) was incorporated in Delaware in July 1987. We principally operate in three distinct business segments in the healthcare and information technology industries. We manage and evaluate our operations, and report our financial results, through these three business segments:

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on managed network technology services. We divested our former healthcare IT service business in November 2025;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the health provider middle market; and

●	Equipment segment, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Note B to the condensed consolidated financial statements contained in this Report, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026.

Results of Operations – For the Three Months Ended March 31, 2026 and 2025

Revenues

Total revenue for the three months ended March 31, 2026 and 2025 was $19,356,000 and $19,462,000, respectively, representing a decrease of $106,000, or less than 1% year-over-year. On a segment basis, revenue in the professional sales service and equipment segments increased $530,000 and $118,000, respectively, while revenue in the IT segment decreased $754,000.

Revenue in the IT segment for the three months ended March 31, 2026 was $9,561,000 compared to $10,315,000 for the three months ended March 31, 2025, a decrease of $754,000, or 7%, of which $987,000 resulted from the divestiture of the VasoHealthcare IT business in the 4th quarter of 2025, partially offset by $233,000 higher NetWolves revenue, due primarily to increased managed service sales. Monthly recurring revenue in the IT segment accounted for $8,417,000 or 88% of the segment revenue in the first quarter of 2026, and $9,670,000 or 94% of the segment revenue for the same quarter last year (see Note C).

Commission revenues in the professional sales service segment were $9,235,000 in the first quarter of 2026, an increase of $530,000, or 6%, as compared to $8,705,000 in the same quarter of 2025. The increase in commission revenues was due to both higher deliveries by GEHC of the diagnostic imaging products previously booked and a higher blended commission rate applicable to such deliveries, partially offset by both lower ultrasound product deliveries and a lower blended commission rate applicable to such deliveries. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement for such equipment. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of March 31, 2026, $39,520,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheets, of which $20,878,000 was long-term. As of March 31, 2025, $35,404,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheets, of which $18,246,000 was long-term. The increase in deferred revenue was principally due to higher value of new orders booked than orders delivered during the twelve-month period.

Revenue in the equipment segment increased by $118,000, or 27%, to $560,000 for the three-month period ended March 31, 2026 from $442,000 for the same period of the prior year, principally due to higher deliveries of products in our China operations.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended March 31, 2026 and 2025 was $11,576,000, or 60% of revenue, and $11,358,000, or 58% of revenue, respectively, representing an increase of $218,000, or 2%, year-over-year. On a segment basis, gross profit in the professional sales service segment increased $328,000, or 5%, while gross profit in the IT and equipment segments decreased $83,000, or 2%, and $27,000, or 8%, respectively.

IT segment gross profit for the three months ended March 31, 2026 was $4,055,000, or 42% of the segment revenue, compared to $4,138,000, or 40% of the segment revenue, for the three months ended March 31, 2025. The year-over-year decrease of $83,000, or 2%, was due to $416,000 lower gross profit resulting from the sale of the VHC-IT business in 2025, partially offset by $333,000 higher gross profit as a result of higher revenue and higher margin product mix in the network services business.

Professional sales service segment gross profit was $7,222,000, or 78% of segment revenue, for the three months ended March 31, 2026 as compared to $6,894,000, or 79% of segment revenue, for the three months ended March 31, 2025, reflecting an increase of $328,000, or 5%. The increase was primarily due to higher revenues partially offset by higher cost of commissions. Cost of commissions in the professional sales service segment of $2,013,000 and $1,811,000 for the three months ended March 31, 2026 and 2025, respectively, reflected commission expense associated with recognized commission revenues. Cost of commissions increased primarily due to a higher commission cost structure associated with ultrasound product revenues.

Commission expense associated with short-term deferred revenue is recorded as Deferred commission expense, or with long-term deferred revenue as part of Other assets, net, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit was $299,000, or 53% of segment revenues, for the first quarter of 2026 compared to $326,000, or 74% of segment revenues, for the same quarter of 2025. The $27,000, or 8%, decrease in gross profit was mainly the result of higher ARCS®-cloud software costs in the US market and higher product obsolescence costs in our China operations.

Operating Loss

Operating loss for the three months ended March 31, 2026 and 2025 was $1,330,000 and $1,218,000, respectively, an increase in loss of $112,000, due primarily to higher selling, general, and administrative (“SG&A”) expenses, partially offset by higher gross profit. On a segment basis, the professional sales service segment recorded an operating loss of $39,000 in the first quarter of 2026, as compared to operating income of $347,000 for the same period of 2025; the IT segment recorded an operating loss of $310,000 in the first quarter of 2026 as compared to an operating loss of $798,000 in the same period of 2025; and the equipment segment recorded an operating loss of $360,000 in the first quarter of 2026 as compared to an operating loss of $246,000 in the same period of 2025.

Operating loss in the IT segment was $310,000 for the three-month period ended March 31, 2026, a decrease in loss of $488,000 from an operating loss of $798,000 in the same period of 2025, due mainly to lower SG&A costs, partially offset by lower gross profit. The professional sales service segment reported an operating loss of $39,000 in the three-month period ended March 31, 2026 as compared to operating income of $347,000 in the same period of 2025, a decrease in operating income of $386,000, due to higher SG&A costs, partially offset by higher gross profit. The equipment segment reported an operating loss of $360,000 in the first quarter of 2026, compared to an operating loss of $246,000 in the first quarter of 2025, an increase in operating loss of $114,000, due primarily to higher SG&A costs.

SG&A costs for the three months ended March 31, 2026 and 2025 were $12,723,000 and $12,398,000, respectively, representing an increase of $325,000, or 3%, year-over-year. On a segment basis, SG&A costs in the IT segment decreased by $571,000 in the first quarter of 2026 from the same quarter of the prior year due primarily to the divestiture of VHC-IT partially offset by higher personnel costs; SG&A costs in the professional sales service segment increased $714,000 due mainly to higher personnel and travel costs; and SG&A costs in the equipment segment increased $82,000 due mainly to higher personnel costs. Corporate costs not allocated to segments increased by $100,000, to $621,000 in the three months ended March 31, 2026 from $521,000 for the same period in 2025, due mainly to higher consulting and accounting costs, partially offset by lower investor relations costs.

Vaso Corporation and Subsidiaries

Research and development (“R&D”) expenses were $183,000, or 1% of revenues, for the first quarter of 2026, an increase of $5,000, or 3%, from $178,000, or 1% of revenues, for the first quarter of 2025. The increase is primarily attributable to higher product development expenses in the equipment segment.

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

A reconciliation of net loss to Adjusted EBITDA is set forth below:

	(in thousands)
	Three Months Ended March 31,
	2026	2025

Net loss	$(887)	$(1,075)
Interest expense (income), net	(248)	(248)
Income tax (benefit) expense	(188)	40
Depreciation and amortization	243	160
Share-based compensation	8	8
Adjusted EBITDA	$(1,072)	$(1,115)

Adjusted EBITDA increased by $43,000, to ($1,072,000) in the quarter ended March 31, 2026 from ($1,115,000) in the quarter ended March 31, 2025. The increase was mainly attributable to lower net loss and higher depreciation and amortization, partially offset by higher income tax benefit.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 was $255,000 as compared to $183,000 for the corresponding period of 2025. The increase in other income (expense) was due primarily to transition services provided to Nano-X in connection with the divestiture of the former VHC-IT business and decreased loss on investment in EECP Global.

Income Tax Benefit (Expense)

For the three months ended March 31, 2026, we recorded income tax benefit of $188,000 as compared to income tax expense of $40,000 for the corresponding period of 2025. The increase was due mainly to higher deferred tax benefit.

Net Loss

Net loss for the three months ended March 31, 2026 was $887,000 as compared to $1,075,000 for the three months ended March 31, 2025, representing a decrease in loss of $188,000. Loss per share was $0.01 in both of the three-month periods ended March 31, 2026 and 2025. The principal cause of the decrease in net loss was the increase in income tax benefit and gross profit, partially offset by higher SG&A costs.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital. At March 31, 2026, we had cash and cash equivalents of $21,973,000 and working capital of $20,581,000, compared to cash and cash equivalents of $35,050,000 and working capital of $21,714,000 at December 31, 2025.

Cash used by operating activities during the three months ended March 31, 2026 was $12,625,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $740,000 and cash used by operating assets and liabilities of $11,885,000, compared to cash used by operating activities of $566,000 for the same period in 2025. The changes in the account balances primarily reflect an increase in accounts and other receivables of $5,654,000 and decreases in accrued commissions and accrued expenses and other liabilities of $1,692,000 and $4,292,000, respectively, partially offset by an increase in deferred revenue of $925,000.

Cash used by investing activities during the three-month period ended March 31, 2026 was $459,000 for the purchase of equipment and software.

There were no financing activities during the three-month period ended March 31, 2026.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information with respect to this item may be found in Note N “Commitments and Contingencies” under “Litigation”, in the accompanying notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibits

3(i)	(a)	Restated Certificate of Incorporation (incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94).
	(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to Report on Form 8-K dated June 21, 2010).
	(c)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016).
3(ii)		Amended and Re-stated Bylaws (Incorporated by reference to Report on Form 8-K filed February 12, 2026).
4		Specimen Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 15, 2026