Form 10-Q
period 2026-06-30
VASO Corp
filed 2026-08-14
CIK 839087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Number of Shares Outstanding of Common Stock, $.001 Par Value, at August 12, 2026 – 176,018,035

Vaso Corporation and Subsidiaries

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,291	$34,081
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $12,088 at June 30, 2026 and $11,215 at December 31, 2025	5,911	13,293
Receivables due from related parties	1,270	926
Inventories, net	837	833
Deferred commission expense	3,945	3,789
Prepaid expenses and other current assets	652	1,055
Current assets held for sale	4,284	4,583
Total current assets	55,190	58,560

Property and equipment, net of accumulated depreciation of $1,276 at June 30, 2026 and $1,233 at December 31, 2025	101	121
Operating lease right of use assets	1,643	1,152
Goodwill	1,263	1,225
Intangibles, net	1,716	1,255
Other assets, net	6,161	5,989
Investment in EECP Global	38	135
Deferred tax assets, net	6,600	6,844
Noncurrent assets held for sale	13,195	13,068
Total assets	$85,907	$88,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$673	$896
Accrued commissions	1,114	2,575
Accrued expenses and other liabilities	4,366	8,352
Operating lease liabilities - current	827	689
Sales tax payable	210	244
Deferred revenue - current portion	20,610	19,018
Notes payable - current portion	147	286
Due to related party	3	3
Current liabilities held for sale	4,913	4,783
Total current liabilities	32,863	36,846

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	816	464
Deferred revenue, net of current portion	20,903	19,577
Other long-term liabilities	2,086	1,906
Noncurrent liabilities held for sale	31	127
Total long-term liabilities	23,836	22,074

COMMITMENTS AND CONTINGENCIES (NOTE O)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; nil shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 176,018,035 and 175,953,035 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	176	176
Additional paid-in capital	62,099	62,080
Accumulated deficit	(32,855)	(32,512)
Accumulated other comprehensive loss	(212)	(315)
Total stockholders’ equity	29,208	29,429
Total liabilities and stockholders’ equity	$85,907	$88,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Revenues
Managed IT systems and services	$-	$1,058	$-	$2,045
Professional sales services	10,494	8,744	19,729	17,449
Equipment sales and services	693	529	1,253	970
Total revenues	11,187	10,331	20,982	20,464

Cost of revenues
Cost of managed IT systems and services	-	589	-	1,160
Cost of professional sales services	2,024	1,659	4,037	3,469
Cost of equipment sales and services	274	142	535	258
Total cost of revenues	2,298	2,390	4,572	4,887
Gross profit	8,889	7,941	16,410	15,577

Operating expenses
Selling, general and administrative	7,703	7,681	16,095	15,751
Research and development	212	167	395	345
Total operating expenses	7,915	7,848	16,490	16,096
Operating income (loss)	974	93	(80)	(519)

Other (expense) income
Interest and other income, net	253	258	455	432
Total other income, net	253	258	455	432

Income (loss) before income taxes	1,227	351	375	(87)
Income tax expense	(387)	(28)	(260)	(56)
Net income (loss) from continuing operations	840	323	115	(143)
Net loss from discontinued operations, net of tax	(296)	(520)	(458)	(1,129)
Net income (loss)	544	(197)	(343)	(1,272)

Other comprehensive income (loss)
Foreign currency translation gain	50	41	102	55
Comprehensive income (loss)	$594	$(156)	$(241)	$(1,217)

Income (loss) per common share
- basic and diluted - continuing operations	$0.00	$0.00	$(0.00)	$(0.00)
- basic and diluted - discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
- basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic	176,014	175,742	175,984	175,719
- diluted	176,345	175,742	175,984	175,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2025	175,696	$176	$62,049	$(34,081)	$(442)	$27,702
Share-based compensation	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	15	15
Net loss	-	-	-	(1,075)	-	(1,075)
Balance at March 31, 2025	175,696	$176	$62,057	$(35,156)	$(427)	$26,650
Share-based compensation	57	-	8	-	-	8
Shares withheld for employee tax liability	-	-	(1)	-	-	(1)
Foreign currency translation gain	-	-	-	-	41	41
Net loss	-	-	-	(197)	-	(197)
Balance at June 30, 2025	175,753	$176	$62,064	$(35,353)	$(386)	$26,501

Balance at January 1, 2026	175,953	$176	$62,080	$(32,512)	$(315)	$29,429
Share-based compensation	-	-	8	-	-	8
Foreign currency translation gain	-	-	-	-	52	52
Net loss	-	-	-	(887)	-	(887)
Balance at March 31, 2026	175,953	$176	$62,088	$(33,399)	$(263)	$28,602
Share-based compensation	65	-	11	-	-	11
Foreign currency translation gain	-	-	-	-	51	51
Net income	-	-	-	544	-	544
Balance at June 30, 2026	176,018	$176	$62,099	$(32,855)	$(212)	$29,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vaso Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(343)	$(1,272)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	472	352
Deferred income taxes	87	-
Loss from investment in EECP Global	98	111
Provision for credit losses and commission adjustments	167	108
Share-based compensation	19	17
Changes in operating assets and liabilities:
Accounts and other receivables	7,238	8,068
Due from related parties	(352)	(171)
Inventories	22	(11)
Deferred commission expense	(156)	113
Prepaid expenses and other current assets	199	(581)
Other assets, net	(109)	(764)
Accounts payable	(19)	560
Accrued commissions	(1,400)	(1,868)
Accrued expenses and other liabilities	(4,158)	(1,997)
Sales tax payable	(45)	(60)
Deferred revenue	2,919	3,218
Other long-term liabilities	180	406
Net cash provided by operating activities	4,819	6,229

Cash flows from investing activities
Purchases of equipment and software	(963)	(867)
Net cash used in investing activities	(963)	(867)

Cash flows from financing activities
Payroll taxes paid by withholding shares	-	(1)
Proceeds from note payable	-	966
Repayment of notes payable and finance lease obligations	(146)	(29)
Net cash (used in) provided by financing activities	(146)	936

Effect of exchange rate differences on cash and cash equivalents	4	(9)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,714	6,289
Cash and cash equivalents - beginning of period, including cash from discontinued operations	35,050	26,271
Cash and cash equivalents - end of period, including cash from discontinued operations	$38,764	$32,560

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Interest paid	$-	$1
Income taxes paid	$136	$136

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right of use asset and liability	$903	$145

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

Overview

Prior to the two divestitures described below, Vaso Corporation (the “Company”) principally operates in three distinct business segments in the healthcare equipment and information technology industries. We managed and evaluated our operations, and reported our financial results, through these three business segments:

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on managed network technology services. As described in Notes C and P, the NetWolves managed network services operations are reported as discontinued operations, no longer included in segment disclosures, and were divested on July 31, 2026. Historical results of VasoHeathcare IT Corp, the other operation within the IT segment, and which was sold in November 2025, continue to be presented in the comparative prior-year IT segment disclosures;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE Healthcare Technologies, Inc. (“GEHC”) into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. (“VasoSolutions”) for domestic business and Vasomedical Global Corp. (“Vasomedical Global”) for international business, respectively, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software,. VasoSolutions also manages the domestic operation of EECP Global Corporation (“EECP Global”), in which the Company holds a 49% minority interest.

The Company’s website is www.vasocorporation.com.

VasoTechnology (IT Segment)

VasoTechnology, Inc. was formed in May 2015, at the time the Company acquired all of the assets of NetWolves, LLC and its affiliates, including the membership interests in NetWolves Network Services, LLC (collectively, “NetWolves”). VasoTechnology consisted of a managed network and security service division (NetWolves), until July 2026, upon which time NetWolves was sold to COEO Solutions, LLC, and a healthcare IT application VAR (value added reseller) division, VasoHealthcare IT (“VHC-IT”), until November 2025, upon which time the Company sold VHC-IT to Nano-X Imaging Ltd (Nasdaq: NNOX). As such, the Company has completed its exit from the network and IT services businesses under VasoTechnology (IT segment).

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Divestiture of NetWolves

During the second quarter of 2026, the Company determined that its NetWolves operations met the criteria to be classified as a discontinued operation, and, as a result, its historical financial results are reflected in the Company’s condensed consolidated financial statements as discontinued operations, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. See Note C - DISCONTINUED OPERATIONS of the notes to condensed consolidated financial statements.

On July 31, 2026, the Company, VasoTechnology, NetWolves, and COEO Solutions, LLC, an Illinois limited liability company (“Buyer”), entered into an Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which Buyer purchased from the Company and VasoTechnology all of the issued and outstanding membership interests of NetWolves.

The base purchase price under the Purchase Agreement was $14,500,000 in cash, subject to customary post-closing adjustments based on net working capital, closing cash, closing indebtedness and unpaid seller expenses, as more fully described in the Purchase Agreement.

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

NOTE C – DISCONTINUED OPERATIONS

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2026, the NetWolves operations, previously reported in the IT segment, of the Company met the criteria for classification as held for sale and accordingly, was measured at the lower of its carrying value or its fair value less costs to sell. The Company determined that the held for sale disposal group has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that will have a major effect on the Company’s operations and financial results.

The results of the disposal group are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the disposal group are presented separately as assets and liabilities held for sale in the condensed consolidated balance sheets for the current period and all prior periods presented. The condensed consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, reference within the notes to condensed consolidated financial statements relates to continuing operations.

The financial results of the disposal group are presented as net loss from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents the major components of financial results of the Company’s disposal group for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

Revenue	$9,672	$9,626	$19,233	$18,954
Cost of revenue	5,431	5,770	10,937	11,376
Gross profit	4,241	3,856	8,296	7,578
Selling, general and administrative	4,638	4,370	8,971	8,699
Operating loss	(397)	(514)	(675)	(1,121)
Other (expense) income
Interest and other income, net	37	10	94	21
Loss on disposal of fixed assets	(1)	(4)	(6)	(5)
Net loss from discontinued operations before income taxes	(361)	(508)	(587)	(1,105)
Income tax benefit (expense)	65	(12)	129	(24)
Net loss from discontinued operations, net of income taxes	(296)	(520)	(458)	(1,129)

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the condensed consolidated balance sheets for the periods presented:

	June 30, 2026	December 31, 2025
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$474	$969
Accounts and other receivables, net of an allowance for credit losses and commission adjustments of $333 at June 30, 2026 and $197 at December 31, 2025	2,629	2,642
Prepaid expenses and other current assets	1,181	972
Total current assets held for sale	4,284	4,583

Property and equipment, net of accumulated depreciation of $8,042 at June 30, 2026 and $7,898 at December 31, 2025	1,258	1,142
Operating lease right of use assets	296	373
Goodwill	9,736	9,736
Intangibles, net	611	680
Other assets, net	27	27
Deferred tax assets, net	1,267	1,110
Total noncurrent assets held for sale	$13,195	$13,068

LIABILITIES
CURRENT LIABILITIES
Accounts payable	3,318	3,112
Accrued commissions	45	32
Accrued expenses and other liabilities	758	859
Operating lease liabilities - current	265	245
Sales tax payable	527	535
Total current liabilities held for sale	4,913	4,783

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	31	127
Total noncurrent liabilities held for sale	31	127

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Depreciation and amortization	$119	$117	$236	$225
Credit loss expense	106	36	142	72
Capital expenditures	211	369	284	466

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE D – REVENUE RECOGNITION

Disaggregation of Revenue

The following tables present revenues disaggregated by our business operations and timing of revenue recognition:

	(in thousands)
	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Software sales and support	-	-	-	-	1,058	-	-	1,058
Commissions	-	10,494	-	10,494	-	8,744	-	8,744
Medical equipment sales	-	-	663	663	-	-	498	498
Medical equipment service	-	-	30	30	-	-	31	31
	$-	$10,494	$693	$11,187	$1,058	$8,744	$529	$10,331

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Software sales and support	-	-	-	-	2,045	-	-	2,045
Commissions	-	19,729	-	19,729	-	17,449	-	17,449
Medical equipment sales	-	-	1,193	1,193	-	-	910	910
Medical equipment service	-	-	60	60	-	-	60	60
	$-	$19,729	$1,253	$20,982	$2,045	$17,449	$970	$20,464

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$-	$-	$190	$190	$932	$-	$176	$1,108
Revenue recognized at a point in time	-	10,494	503	10,997	126	8,744	353	9,223
	$-	$10,494	$693	$11,187	$1,058	$8,744	$529	$10,331

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
		Professional sales service	Equipment			Professional sales service	Equipment
	IT segment	segment	segment	Total	IT segment	segment	segment	Total
Revenue recognized over time	$-	$-	$330	$330	$1,855	$-	$300	$2,155
Revenue recognized at a point in time	-	19,729	923	20,652	190	17,449	670	18,309
	$-	$19,729	$1,253	$20,982	$2,045	$17,449	$970	$20,464

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximated $75 million, of which we expect to recognize revenue as follows:

	(in thousands)
	Fiscal years of revenue recognition
	2026	2027	2028	Thereafter
Unfulfilled performance obligations	$16,862	$19,227	$4,276	$34,775

Contract Assets and Liabilities

Contract receivables include trade receivables, net and long-term receivables (recorded in Other assets in the condensed consolidated balance sheets). Contract liabilities arise in our VasoHealthcare business, where we bill amounts for certain milestones in advance of customer acceptance of the underlying equipment. Such amounts aggregated approximately $41.5 million and $38.6 million at June 30, 2026 and December 31, 2025, respectively, and are classified in our condensed consolidated balance sheets as either Deferred revenue - current portion or Deferred revenue, net of current portion. In addition, we record a contract liability for amounts expected to be repaid to GEHC due to customer order reductions. Such amounts aggregated approximately $0.5 million and $1.3 million at June 30, 2026 and December 31, 2025, respectively, and are included in Accrued expenses and other liabilities in our condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, we recognized approximately $3.7 million and $6.0 million of revenues, respectively, that were included in our contract liability balance at April 1, 2026 and January 1, 2026, respectively. During the three and six months ended June 30, 2025, we recognized approximately $2.7 million and $4.8 million of revenues, respectively, that were included in our contract liability balance at April 1, 2025 and January 1, 2025, respectively.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the Company’s contract receivable and contract liability balances:

	(in thousands)
	2026	2025
Contract receivables - January 1	14,823	15,566
Contract receivables - June 30	7,294	7,160
Increase (decrease)	(7,530)	(8,406)

Contract liabilities - January 1	39,882	36,007
Contract liabilities - June 30	42,043	39,551
Increase (decrease)	2,161	3,545

The decrease in contract receivables in the first six months of 2026 and 2025 was due primarily to collections exceeding billings, while the increase in contract liabilities reflects order bookings exceeding deliveries.

NOTE E – SEGMENT REPORTING AND CONCENTRATIONS

Prior to the two divestitures described below, Vaso Corporation principally operated in three distinct business segments in the healthcare and information technology industries. We managed and evaluated our operations, and reported our financial results, through these three reportable segments.

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc., primarily focused on healthcare IT and managed network technology services. As described in Note C, the NetWolves managed network services operations are reported as discontinued operations and no longer included in segment disclosures. Historical results of VasoHeathcare IT Corp, the other operation within the IT segment and which was sold in November 2025, continue to be presented in segment disclosures;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GEHC into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software.

The chief operating decision maker is the Company’s Chief Executive Officer, who, in conjunction with upper management, evaluates segment performance based on operating income and adjusted EBITDA, which is a non-U.S. GAAP financial measure (defined as net income (loss), plus interest expense (income), net; tax expense; depreciation and amortization; and non-cash stock-based compensation). Administrative functions such as finance, human resources, and information technology are centralized and related expenses are allocated to each segment. Such costs previously allocated to NetWolves were removed from the results of the discontinued operations, as such costs will continue, and were reallocated to the professional sales services and equipment segments. Other costs not directly attributable to operating segments, such as audit, legal, director fees, investor relations, and others, as well as certain assets – primarily cash balances – are reported in the Corporate entity below. There are no intersegment revenues.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Summary financial information for the segments is set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from external customers
IT	$-	$1,058	$-	$2,045
Professional sales service	10,494	8,744	19,729	17,449
Equipment	693	529	1,253	970
Total revenues	$11,187	$10,331	$20,982	$20,464

Gross Profit
IT	$-	$469	$-	$885
Professional sales service	8,470	7,085	15,692	13,980
Equipment	419	387	718	712
Total gross profit	$8,889	$7,941	$16,410	$15,577

Significant segment expenses
Selling, general & administrative
IT	$-	$451	$-	$937
Professional sales service	7,008	6,529	14,346	13,179
Equipment	427	397	918	810
Corporate	268	304	831	825
Total selling, general and administrative	$7,703	$7,681	$16,095	$15,751

Other segment items
Equipment	212	167	395	345
Total other segment items	$212	$167	$395	$345

Operating income (loss)
IT	$-	$18	$-	$(52)
Professional sales service	1,462	556	1,346	800
Equipment	(220)	(177)	(595)	(442)
Corporate	(268)	(304)	(831)	(825)
Total operating income (loss)	$974	$93	$(80)	$(519)

Depreciation and amortization
IT	$-	$18	$-	$37
Professional sales service	34	38	63	73
Equipment	75	19	172	17
Corporate	-	-	-	-
Total depreciation and amortization	$109	$75	$235	$127

Capital expenditures
IT	$-	$5	$-	$33
Professional sales service	123	-	252	73
Equipment	170	127	426	292
Corporate	-	3	-	3
Total capital expenditures	$293	$135	$678	$401

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	(in thousands)
	June 30, 2026	December 31, 2025
Identifiable Assets
Professional sales service	16,874	23,130
Equipment	6,616	6,643
Corporate	44,938	40,925
Total assets	$68,428	$70,698

Other segment items are research and development costs. GE Healthcare accounted for 94% of total revenue for both the three-month and six-month periods ended June 30, 2026, and 85% of total revenue for both the three-month and six-month periods ended June 30, 2025. GE Healthcare also accounted for $4.8 million, or 82%, and $12.1 million, or 91%, of accounts and other receivables at June 30, 2026 and December 31, 2025, respectively. No other customer accounted for 10% or more of revenue.

NOTE F – NET INCOME (LOSS) PER COMMON SHARE

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

Diluted earnings (loss) per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	176,014	175,742	175,984	175,719
Dilutive effect of unvested restricted shares	331	-	-	-
Diluted weighted average shares outstanding	176,345	175,742	175,984	175,719

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025, because the effect of their inclusion would be anti-dilutive.

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted common stock grants	-	236	165	231

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE G – SHORT-TERM INVESTMENTS AND FINANCIAL INSTRUMENTS

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

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, prepaids, accounts payable, accrued expenses and other current liabilities, approximated their fair value as of June 30, 2026 and December 31, 2025, due to the relative short maturity of these instruments. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2026 and December 31, 2025:

	(in thousands)
	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Assets
Cash equivalents invested in money market funds and treasury bills	$37,571	$-	$-	$37,571

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Cash equivalents invested in money market funds and treasury bills	$32,953	$-	$-	$32,953

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

The following table presents information regarding the Company’s accounts and other receivables as of June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30, 2026	December 31, 2025
Trade receivables	$15,425	$24,508
Unbilled receivables	2,574	-
Allowance for credit losses and commission adjustments	(12,088)	(11,215)
Accounts and other receivables, net	$5,911	$13,293

Contract receivables under “Revenue from Contracts with Customers (“ASC Topic 606”)” consist of trade receivables and unbilled receivables. Trade receivables include amounts due for shipped products and services rendered. Unbilled receivables represent variable consideration recognized in accordance with ASC Topic 606 but not yet billable. Amounts recorded – billed and unbilled – under the GEHC Agreement are subject to adjustment in subsequent periods should the underlying sales order amount, upon which the receivable is based, change.

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I – INVENTORIES, NET

Inventories, net of reserves, consisted of the following:

	(in thousands)
	June 30, 2026	December 31, 2025
Raw materials	$504	$492
Work in process	27	57
Finished goods	306	284
	$837	$833

The Company maintained reserves for slow moving inventories of $169,000 at June 30, 2026 and December 31, 2025.

NOTE J – GOODWILL AND OTHER INTANGIBLES

Goodwill is attributable to the FGE reporting unit within the Equipment segment. The components of the change in goodwill are as follows:

	(in thousands)
	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Beginning of period	$1,225	$1,176
Foreign currency translation adjustment	38	49
Impairment	-	-
End of period	$1,263	$1,225

The Company’s other intangible assets consist of capitalized customer-related intangibles, patent and technology costs, and software costs, as set forth in the following table:

	(in thousands)
	June 30, 2026	December 31, 2025
Customer-related
Costs	$800	$800
Accumulated amortization	(800)	(800)
	-	-

Patents and Technology
Costs	1,894	1,894
Accumulated amortization	(1,894)	(1,894)
	-	-

Software
Costs	3,778	3,108
Accumulated amortization	(2,062)	(1,853)
	1,716	1,255

Total	$1,716	$1,255

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

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortization expense amounted to $110,000 and $27,000 for the three months ended June 30, 2026 and 2025, respectively, and $208,000 and $33,000 for the six months ended June 30, 2026 and 2025, respectively.

Amortization of intangibles for the next five years is:

Years ending December 31,	(in thousands)
Remainder of 2026	222
2027	439
2028	436
2029	383
2030	202
Thereafter	34
$1,716

NOTE K – OTHER ASSETS, NET

Other assets, net consisted of the following at June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30, 2026	December 31, 2025
Deferred commission expense - noncurrent	$4,752	$4,433
Trade receivables - noncurrent	1,383	1,530
Other, net of allowance for loss on loan receivable of $412 at June 30, 2026 and December 31, 2025	26	26
	$6,161	$5,989

NOTE L – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at June 30, 2026 and December 31, 2025:

	(in thousands)
	June 30, 2026	December 31, 2025
Accrued compensation	$1,411	$3,739
Accrued expenses - other	1,300	2,405
Order reduction liability	530	1,287
Other liabilities	1,125	921
	$4,366	$8,352

Vaso Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE M - DEFERRED REVENUE

The changes in the Company’s deferred revenues were as follows:

	(in thousands)
	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Deferred revenue at beginning of period	$38,595	$34,894
Net additions:
Deferred extended service contracts	-	(1)
Deferred commission revenues	9,742	17,833
Recognized as revenue:
Deferred extended service contracts	-	-
Deferred commission revenues	(6,824)	(14,131)
Deferred revenue at end of period	41,513	38,595
Less: current portion	20,610	19,018
Long-term deferred revenue at end of period	$20,903	$19,577

NOTE N – RELATED-PARTY TRANSACTIONS

The Company uses the equity method to account for its interest in EECP Global as it has the ability to exercise significant influence over the entity and reports its share of EECP Global operations in Other Income (Expense) on its condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the Company’s share of EECP Global’s loss was approximately $41,000 and $43,000, respectively, and for the six months ended June 30, 2026 and 2025, the Company’s share of EECP Global’s loss was approximately $98,000 and $111,000, respectively, and included in Other (Expense) Income in its condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company recorded a net receivable from related parties of approximately $1,262,000 and $910,000, respectively, on its condensed consolidated balance sheets for amounts due from EECP Global for fees and cost reimbursements net of amounts due to EECP Global for receivables collected on its behalf.

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

Sales Representation Agreement

In December 2025, the Company concluded an amendment of the GEHC Agreement with GEHC, originally signed on May 19, 2010 and previously extended in 2012, 2015, 2017 and 2021. The amendment extended the term of the original agreement, which began on July 1, 2010, through December 31, 2030, subject to early termination by GEHC without cause with certain conditions. Under the agreement, VasoHealthcare is the exclusive representative for the sale of select GEHC diagnostic imaging and ultrasound products to specific market accounts in all 50 states of the United States and the District of Columbia. The circumstances under which early termination of the agreement may occur with cause include: not materially achieving certain sales goals, not maintaining a minimum number of sales representatives, and not meeting various legal and GEHC policy requirements.

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

NOTE P – SUBSEQUENT EVENTS

On July 31, 2026, the Company, VasoTechnology, NetWolves, and COEO Solutions, LLC, an Illinois limited liability company (“Buyer”), entered into an Equity Purchase Agreement (the “Purchase Agreement”), pursuant to which Buyer purchased from the Company and VasoTechnology all of the issued and outstanding membership interests of NetWolves.

The base purchase price under the Purchase Agreement was $14,500,000 in cash, subject to customary post-closing adjustments based on net working capital, closing cash, closing indebtedness and unpaid seller expenses, as more fully described in the Purchase Agreement.

Vaso Corporation and Subsidiaries

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this report contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future revenue and expenses, anticipated growth strategies, and anticipated trends in the Company’s business or financial results. When used in this report, words such as “anticipates”, “continue”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential”, “future”, “intends”, the negative of these terms and similar expressions identify forward-looking statements. Any forward-looking statement made by the Company in this document is based only on the Company’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside of the Company’s control. Actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions, including the possibility of a downturn or disruptions in the U.S. economy; the impact of U.S. tariff policies; the effect of the dramatic changes taking place in IT and healthcare; continuation of the GEHC agreement; the impact of competitive technology and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in product development programs; the actions of regulatory authorities and third-party payers in the United States and overseas; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Vaso” or “management” refer to Vaso Corporation and its subsidiaries.

General Overview

Our Business Segments

Vaso Corporation (“Vaso”) was incorporated in Delaware in July 1987. Prior to the two divestitures described below, we principally operated in three distinct business segments in the healthcare and information technology industries. We managed and evaluated our operations, and reported our financial results, through these three business segments.

●	IT segment, operating through a wholly-owned subsidiary VasoTechnology, Inc. (“VasoTechnology”), primarily focuses on managed network technology services. As described in Note C, the NetWolves managed network services operations are reported as discontinued operations and no longer included in segment disclosures. Historical results of VasoHeathcare IT Corp, the other operation within the IT segment and which was sold in November 2025, continue to be presented in segment disclosures;

●	Professional sales service segment, operating through a wholly-owned subsidiary Vaso Diagnostics, Inc. d/b/a VasoHealthcare, primarily focuses on the sale of healthcare capital equipment for GE HealthCare Technologies, Inc. (“GEHC”) into the healthcare provider middle market; and

●	Equipment segment, operating through a wholly-owned subsidiary VasoMedical, Inc., which in turn operates through Vasomedical Solutions, Inc. for domestic business and Vasomedical Global Corp. for international business, respectively, primarily focuses on the design, manufacture, sale and service of proprietary medical devices and software.

The Company has ended its operations in the IT segment after the sale of VHC-IT in November 2025 and the sale of NetWolves in July 2026.

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

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of NetWolves. See Note C – Discontinued Operations of the notes to condensed consolidated financial statements for additional information about the disposal group. The IT segment reported no amounts in 2026 as a result of the divestiture of VasoHealthcare IT in November 2025. Certain corporate overhead costs previously allocated to NetWolves were removed from the results of the discontinued operations as such costs will continue, and were reallocated to the professional sales services and equipment segments.

Results of Operations – For the Three Months Ended June 30, 2026 and 2025

Revenues

Total revenue for the three months ended June 30, 2026 and 2025 was $11,187,000 and $10,331,000, respectively, representing an increase of $856,000, or 8% year-over-year. On a segment basis, revenue in the IT, professional sales services, and equipment segments (decreased)/increased ($1,058,000), $1,750,000, and $164,000, respectively.

Commission revenues in the professional sales service segment were $10,494,000 in the second quarter of 2026, an increase of $1,750,000, or 20%, as compared to $8,744,000 in the same quarter of 2025. The increase in commission revenues was due primarily to higher deliveries of diagnostic imaging equipment, partially offset by decreased deliveries of ultrasound products, by GEHC in the second quarter of 2026, as compared to the second quarter of 2025, and by lower blended commission rates. The Company only recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2026, $41,513,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,903,000 was long-term. As of June 30, 2025, $38,112,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,350,000 was long-term. The increase in deferred revenue is principally due to higher value of new orders booked than of the delivered equipment during the 12-month period (see Note M to the condensed consolidated financial statements).

Revenue in the equipment segment increased by $164,000, or 31%, to $693,000 for the three-month period ended June 30, 2026 from $529,000 for the same period of the prior year, due primarily to higher equipment deliveries in our China operations.

Vaso Corporation and Subsidiaries

Gross Profit

Gross profit for the three months ended June 30, 2026 and 2025 was $8,889,000, or 79% of revenue, and $7,941,000, or 77% of revenue, respectively, representing an increase of $948,000, or 12% year-over-year. On a segment basis, gross profit in the IT segment decreased $469,000, while professional sales service segment and equipment segment gross profit increased by $1,385,000, or 20%; and $32,000, or 8%, respectively.

Professional sales service segment gross profit was $8,470,000, or 81% of segment revenue, for the three months ended June 30, 2026 as compared to $7,085,000, or 81% of the segment revenue, for the three months ended June 30, 2025, reflecting an increase of $1,385,000, or 20%. The increase in absolute dollars was primarily due to higher commission revenue, as well as to lower blended cost of commission rates. Cost of commissions in the professional sales service segment of $2,024,000 and $1,659,000, for the three months ended June 30, 2026 and 2025, respectively, reflected commission expense associated with recognized commission revenues.

Commission expense associated with short-term deferred revenue is recorded as short-term deferred commission expense, or with long-term deferred revenue as part of other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit increased to $419,000, or 60% of segment revenues, for the second quarter of 2026 compared to $387,000, or 73% of segment revenues, for the same quarter of 2025. The $32,000, or 8%, increase in gross profit was the result of higher revenue in our China operations, partially offset by lower SaaS margins in the US.

Operating Income

Operating income for the three months ended June 30, 2026 and 2025 was $974,000 and $93,000, respectively, representing an increase of $881,000, or 948%, due primarily to the increase in gross profit, partially offset by higher selling, general, and administrative (“SG&A”) costs. On a segment basis, the IT segment recorded no operating income in the second quarter of 2026 and operating income of $18,000 in the second quarter of 2025; the professional sales service segment recorded operating income of $1,462,000 in the second quarter of 2026 as opposed to operating income of $556,000 in the same period of 2025; and the equipment segment recorded an operating loss of $220,000 in the second quarter of 2026 as compared to an operating loss of $177,000 in the same period of 2025.

Operating income in the professional sales service segment increased by $906,000 to $1,462,000 in the three-month period ended June 30, 2026 as compared to operating income of $556,000 in the same period of 2025, due primarily to higher gross profit, partially offset by higher SG&A costs. The equipment segment reported an operating loss of $220,000 in the second quarter of 2026, compared to an operating loss of $177,000 in the second quarter 2025, an increase in loss of $43,000, due mainly to higher research and development (“R&D”) expenses in our U.S. operations and higher SG&A costs in our China operations, partially offset by higher gross profit.

SG&A costs for the three months ended June 30, 2026 and 2025 were $7,703,000 and $7,681,000, respectively, representing an increase of $22,000, or less than 1%, year-over-year. On a segment basis, there were no SG&A costs in the IT segment in the second quarter of 2026 and $451,000 in the second quarter of 2025; SG&A costs in the professional sales service segment increased $479,000 due mainly to additional sales personnel costs in the diagnostic imaging sector; and SG&A costs in the equipment segment increased $30,000 due mainly to higher personnel costs in China. Corporate costs not allocated to segments decreased $36,000, due mainly to lower investor relations costs, in 2026.

R&D expenses increased by $45,000, or 27%, to $212,000 in the second quarter of 2026 from $167,000 for the second quarter of 2025, primarily due to higher personnel costs in our US operations.

Vaso Corporation and Subsidiaries

Adjusted EBITDA

We utilize Adjusted EBITDA in evaluating our performance internally, and this non-U.S. GAAP financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry.  Management believes that this non-U.S. GAAP financial measure, in addition to U.S. GAAP measures, is also useful to investors to evaluate the Company’s results.

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net (loss) income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-U.S. GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

A reconciliation of net income from continuing operations to Adjusted EBITDA is set forth below:

	(in thousands)
	Three Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Net income from continuing operations	$840	$323
Interest expense (income), net	(297)	(289)
Income tax expense	387	28
Depreciation and amortization	120	74
Share-based compensation	2	9
Adjusted EBITDA from continuing operations	$1,052	$145

Adjusted EBITDA from continuing operations increased by $907,000, to $1,052,000 in the quarter ended June 30, 2026 from $145,000 in the quarter ended June 30, 2025. The increase was attributable mainly to the increases in net income and income tax expense.

A reconciliation of net loss from discontinued operations to Adjusted EBITDA is set forth below:

	Three Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Net loss from discontinued operations	$(296)	$(520)
Interest expense (income), net	(3)	(8)
Income tax (benefit) expense	(65)	12
Depreciation and amortization	119	118
Share-based compensation	-	-
Adjusted EBITDA from discontinued operations	$(245)	$(398)

Adjusted EBITDA from discontinued operations increased by $153,000, to ($245,000) in the quarter ended June 30, 2026 from ($398,000) in the quarter ended June 30, 2025. The increase was attributable mainly to the decreases in net loss and income tax expense.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2026 was $253,000 as compared to $258,000 for the corresponding period of 2025. The decrease in interest and other income (expense) was due primarily to lower other income in the second quarter of 2026 in our China operations, partially offset by higher interest income.

Vaso Corporation and Subsidiaries

Income Tax Expense

For the three months ended June 30, 2026, we recorded income tax expense of $386,000 as compared to $28,000 for the corresponding period of 2025. The $358,000 increase arose mainly from lower deferred tax assets.

Net Income from continuing operations

Net income from continuing operations for the three months ended June 30, 2026 was $840,000 as compared to $323,000 for the three months ended June 30, 2025, representing an increase of $517,000. Income per share of $0.00 was recorded in the three-month periods ended June 30, 2026 and 2025. The principal cause of the increase in net income was the increase in operating income, partially offset by higher income tax expense.

Results of Operations – For the Six Months Ended June 30, 2026 and 2025

Revenues

Total revenue for the six months ended June 30, 2026 and 2025 was $20,982,000 and $20,464,000, respectively, representing an increase of $518,000, or 3%, year-over-year. On a segment basis, revenue in the IT, professional sales service, and equipment segments (decreased)/increased ($2,045,000), $2,280,000 and $283,000, respectively.

Commission revenues in the professional sales service segment were $19,729,000 in the first half of 2026, an increase of $2,280,000, or 13%, as compared to $17,449,000 in the first half of 2025. The increase in commission revenues was due primarily to increased deliveries of diagnostic imaging equipment, partially offset by lower deliveries of ultrasound products, by GEHC in the first half of 2026, as compared to the first half of 2025, and by higher blended commission rates. The Company recognizes commission revenue when the underlying equipment has been accepted at the customer site in accordance with the specific terms of the sales agreement. Consequently, amounts billable, or billed and received, under the agreement with GEHC prior to customer acceptance of the equipment are recorded as deferred revenue in the condensed consolidated balance sheets. As of June 30, 2026, $41,513,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,903,000 was long-term. As of June 30, 2025, $38,112,000 in deferred commission revenue was recorded in the Company’s condensed consolidated balance sheet, of which $20,350,000 was long-term. The increase in deferred revenue is principally due to higher value of new orders booked than of the delivered equipment during the 12-month period (see Note M to the condensed consolidated financial statements).

Revenue in the equipment segment increased by $283,000, or 29%, to $1,253,000 for the six-month period ended June 30, 2026 from $970,000 for the same period of the prior year, principally due to higher equipment deliveries in our China operations.

Gross Profit

Gross profit for the six months ended June 30, 2026 and 2025 was $16,410,000, or 78% of revenue, and $15,577,000, or 76% of revenue, respectively, representing an increase of $833,000, or 5% year-over-year. On a segment basis, gross profit in the IT segment decreased $885,000; gross profit in the professional sales service segment increased $1,712,000, or 12%; and gross profit in the equipment segment increased $6,000, or less than 1%.

Professional sales service segment gross profit was $15,692,000, or 80% of segment revenue, for the six months ended June 30, 2026 as compared to $13,980,000, or 80% of the segment revenue, for the six months ended June 30, 2025, reflecting an increase of $1,712,000, or 12%. The increase in absolute dollars was primarily due to higher commission revenue, partially offset by higher blended cost of commission rates. Cost of commissions in the professional sales service segment of $4,037,000 and $3,469,000, for the six months ended June 30, 2026 and 2025, respectively, reflected commission expense associated with recognized commission revenues.

Vaso Corporation and Subsidiaries

Commission expense associated with short-term deferred revenue is recorded as short-term Deferred commission expense, or with long-term deferred revenue as part of Other assets, on the condensed consolidated balance sheets until the related commission revenue is recognized.

Equipment segment gross profit increased to $718,000, or 57% of segment revenues, for the first half of 2026 compared to $712,000, or 73% of segment revenues, for the same half of 2025. The $6,000, or less than 1%, increase in gross profit was primarily the result of higher revenue partially offset by lower ARCS® cloud-based SaaS margins in our U.S. operations.

Operating Loss

Operating loss for the six months ended June 30, 2026 and 2025 was $80,000 and $519,000, respectively, representing a decrease in loss of $439,000, or 85%, due primarily to higher gross profit, partially offset by higher SG&A costs. On a segment basis, the IT segment recorded an operating loss of $0 and $52,000 in the first half of 2026 and 2025, respectively; the professional sales service segment recorded operating income of $1,346,000 in the first half of 2026 as compared to operating income of $800,000 in the same period of 2025; and the equipment segment recorded an operating loss of $595,000 in the first half of 2026 as compared to an operating loss of $442,000 in the same period of 2025.

The professional sales service segment reported operating income of $1,346,000 in the first half of 2026, an increase of $546,000 from operating income of $800,000 in the six-month period ended June 30, 2025, due to higher gross profit, partially offset by higher SG&A costs. The equipment segment reported an operating loss of $595,000 in the first half of 2026, compared to an operating loss of $442,000 in the first half 2025, an increase in loss of $153,000 due mainly to higher SG&A and R&D costs.

SG&A costs for the six months ended June 30, 2026 and 2025 were $16,095,000 and $15,751,000, respectively, representing an increase of $344,000, or 2% year-over-year. On a segment basis, SG&A costs in the IT segment were $0 and $937,000 in the first half of 2026 and 2025, respectively; SG&A costs in the professional sales service segment increased by $1,167,000 due mainly to higher personnel cost in the diagnostic imaging sector; and SG&A costs in the equipment segment increased by $108,000 due mainly to higher personnel costs in our China operations. Corporate costs not allocated to segments increased $6,000 due mainly to higher legal and accounting costs, partially offset by lower investor relations costs.

R&D expenses were $395,000, or 2% of revenues, for the first half of 2026, an increase of $50,000, or 15%, from $345,000, or 2% of revenues, for the first half of 2025. The increase is primarily attributable to higher personnel and software development costs in the equipment segment.

Adjusted EBITDA

We utilize Adjusted EBITDA in evaluating our performance internally, and this non-U.S. GAAP financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Company’s industry.  Management believes that this non-U.S. GAAP financial measure, in addition to U. S. GAAP measures, is also useful to investors to evaluate the Company’s results.

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net (loss) income, which we consider to be the most directly comparable U.S. GAAP measure. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income or other consolidated income statement data prepared in accordance with U.S. GAAP. Investors should recognize that the Company’s presentation of this non-U.S. GAAP financial measure might not be comparable to similarly-titled measures of other companies limiting its usefulness as a comparative measure.

Vaso Corporation and Subsidiaries

A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is set forth below:

	(in thousands)
	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Net income (loss) from continuing operations	$115	$(143)
Interest expense (income), net	(539)	(528)
Income tax expense	261	56
Depreciation and amortization	235	126
Share-based compensation	19	16
Adjusted EBITDA from continuing operations	$90	$(473)

Adjusted EBITDA from continuing operations increased by $563,000 to $90,000 in the six-month period ended June 30, 2026 from ($473,000) in the same period ended June 30, 2025. The increase was primarily attributable to lower net loss and higher depreciation and amortization and income tax expense in the six months ended June 30, 2026.

A reconciliation of net loss from discontinued operations to Adjusted EBITDA is set forth below:

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Net loss from discontinued operations	$(458)	$(1,129)
Interest expense (income), net	(9)	(18)
Income tax (benefit) expense	(129)	24
Depreciation and amortization	237	226
Share-based compensation	-	1
Adjusted EBITDA from discontinued operations	$(359)	$(896)

Adjusted EBITDA from discontinued operations increased by $537,000 to ($359,000) in the six-month period ended June 30, 2026 from ($896,000) in the same period ended June 30, 2025. The increase was primarily attributable to lower net loss, partially offset by the change from income tax expense to income tax benefit in the six months ended June 30, 2026.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2026 was $455,000 as compared to $432,000 for the corresponding period of 2025. The increase in interest and other income was due primarily to higher interest income on money market and short-term Treasury bill balances due to higher invested amounts, partially offset by lower interest rates.

Income Tax Expense

We recorded income tax expense of $261,000 and $56,000 for the six-month periods ended June 30, 2026 and 2025, respectively. The increase arose mainly from lower deferred tax assets.

Net Loss

Net loss for the six months ended June 30, 2026 was $343,000 as compared to $1,272,000 for the six months ended June 30, 2025, representing a decrease in loss of $929,000. Loss per share of ($0.00) and ($0.01) was recorded in the six-month periods ended June 30, 2026 and 2025, respectively. The principal cause of the decrease in net loss was lower operating loss from both continuing and discontinued operations, partially offset by higher income tax expense in the six months ended June 30, 2026.

Vaso Corporation and Subsidiaries

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations from working capital during the six months ended June 30, 2026. At June 30, 2026, we had cash and cash equivalents of $38,291,000 and working capital of $22,323,000, compared to cash and cash equivalents of $34,081,000 and working capital of $21,714,000 at December 31, 2025.

Cash provided by operating activities was $4,819,000, which consisted of net loss after adjustments to reconcile net loss to net cash of $500,000 and cash provided by operating assets and liabilities of $4,319,000, during the six months ended June 30, 2026, compared to cash provided by operating activities of $6,229,000 for the same period in 2025. The changes in the account balances primarily reflect a decrease in accounts and other receivables of $7,238,000 and an increase in deferred revenue of $2,919,000, partially offset by decreases in accrued commissions of $1,400,000 and accrued expenses of $4,158,000.

Cash used in investing activities during the six-month period ended June 30, 2026 was $963,000 for the purchase of equipment and software.

Cash used in financing activities during the six-month period ended June 30, 2026 was $146,000 for the repayment of notes payable and finance lease obligations.

Liquidity

The Company expects to generate sufficient cash flow from operations to satisfy its obligations for at least the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Vaso Corporation and Subsidiaries

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures under the Exchange Act are defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vaso Corporation and Subsidiaries

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information with respect to this item may be found in Note O Commitments and Contingencies under “Litigation”, in the accompanying notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the six months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibits

3(i)	(a)	Restated Certificate of Incorporation (incorporated by reference to Registration Statement on Form S-1, No. 33-46377 (effective 7/12/94)).
	(b)	Certificate of Designations of Preferences and Rights of Series E Convertible Preferred Stock (incorporated by reference to Report on Form 8-K dated June 21, 2010).
	(c)	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Report on Form 10-Q for the quarter ended September 30, 2016).
3(ii)		Bylaws (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
4		Specimen Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-18, No. 33-24095).
10.1		Transaction Award Agreement between Vaso Corporation and Peter Castle
10.2		Amendment to Transaction Award Agreement between Vaso Corporation and Peter Castle
31.1		Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 14, 2026